Form 10-Q
period 1995-03-31
NATIONAL TECHTEAM INC /DE/
filed 1995-05-15
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended:   March 31, 1995



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from ___ to ___

                         Commission file number 0-16284


                            NATIONAL TECHTEAM, INC.
                        (Name of issuer in its charter)


          DELAWARE                                      38-2774613
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


           22000 Garrison Avenue, Dearborn, MI              48124
         (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:           (313) 277-2277


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             [X]  Yes     [ ]  No


The number of shares of the registrant's only class of common stock outstanding at May 5, 1995 was 11,402,166.

                            NATIONAL TECHTEAM, INC.

                                   FORM 10-Q

                                     INDEX


                                                                                                      PAGE

PART I - FINANCIAL INFORMATION
- - ------------------------------

ITEM 1.

Consolidated Statements of Operations
    Three Months Ended
    March 31, 1995 and 1994                                                                           3

Consolidated Statements of Financial Position
    March 31, 1995 and December 31, 1994                                                              4-5

Consolidated Statements of Cash Flows
    Three Months Ended
    March 31, 1995 and 1994                                                                           6

Notes to the Unaudited Consolidated Financial Statements                                              7


ITEM 2.

Management's Discussion and Analysis of
    Financial Condition and Results of Operations                                                     8-9


PART II - OTHER INFORMATION
- - ---------------------------

ITEM 6.

Exhibits and Reports on Form 8-K                                                                      10


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                   Three Months Ended March 31
                                                     1995                1994
                                                -------------       ---------------
REVENUES
        Corporate support services              $   3,498,080         $   3,080,420
        Computer product support                    2,329,766             1,500,688
        Training programs                           1,005,347             1,138,625
        Systems integration and other               1,627,668             1,107,566
                                                -------------         -------------
                                                    8,460,861             6,827,299

COSTS AND EXPENSES
        Corporate support services                  2,489,786             2,262,087
        Computer product support                    1,384,356             1,088,707
        Training programs                             857,656             1,046,714
        Systems integration and other               1,544,691             1,261,921
        Selling, general and administrative         1,274,101               692,972
        Interest                                        1,609                12,433
                                                -------------         -------------
                                                    7,552,199             6,364,834
                                                -------------         -------------

INCOME BEFORE TAX PROVISIONS                          908,662               462,465
TAX PROVISIONS                                        369,435               188,866
                                                -------------         -------------

NET INCOME                                      $     539,227         $     273,599
                                                =============         =============
PRIMARY AND FULLY DILUTED
   EARNINGS PER SHARE                           $        0.05         $        0.03
                                                =============         =============


See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED


                                                    March 31       December 31
ASSETS                                                1995             1994
                                                  -----------      -----------
CURRENT ASSETS
     Cash and cash equivalents                    $   400,559      $   412,559
     Temporary investments                          2,600,000        3,500,000
     Accounts receivable                            9,398,296        7,751,801
     Inventories                                      526,605          499,748
     Refundable income tax                            384,258          384,258
     Other                                            572,211          341,331
                                                  -----------      -----------
     Total current assets                          13,881,929       12,889,697
                                                  -----------      -----------


PROPERTY AND EQUIPMENT
     Classroom furniture and training equipment     1,291,781        1,288,633
     Office furniture and equipment                 3,094,744        2,729,008
     Transportation equipment                         138,572          138,572
     Leasehold improvements                           348,521          345,701
                                                  -----------      -----------
                                                    4,873,618        4,501,914
     Less - Accumulated depreciation
       and amortization                             2,107,351        1,861,876
                                                  -----------      -----------
                                                    2,766,267        2,640,038
                                                  -----------      -----------

OTHER ASSETS
     Goodwill (less accumulated amortization of
       $233,608 at March 31, 1995 and $193,306
       at December 31, 1994)                        1,373,489        1,413,791
     Other                                            270,797          205,156
                                                  -----------      -----------
                                                    1,644,286        1,618,947
                                                  -----------      -----------



TOTAL ASSETS                                      $18,292,482      $17,148,682
                                                  ===========      ===========



See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED


                                                 March 31      December 31
LIABILITIES AND SHAREHOLDERS' EQUITY               1995            1994
                                                -----------    ------------

CURRENT LIABILITIES
     Current portion of long-term debt          $    64,900     $   140,100
     Accounts payable                               346,401         287,403
     Accrued payroll                                673,488         494,181
     Deferred income tax                             65,850          65,850
     Federal income tax payable                     279,434               -
     Deferred revenue                               305,389          47,540
     Other                                          273,771         138,122
                                                -----------     -----------
     Total current liabilities                    2,009,233       1,173,196
                                                -----------     -----------

LONG-TERM LIABILITIES
     Deferred income tax                            146,460         146,460
                                                -----------     -----------

SHAREHOLDERS' EQUITY
     Preferred stock, par value $.01
       Authorized -- 5,000,000 shares
       None issued
     Common Stock, par value $.01
       Authorized -- 45,000,000 shares
       Issued and outstanding:
       11,281,166 shares at March 31, 1995          112,812
       10,989,166 shares at December 31, 1994                       109,892
     Additional paid-in capital                  12,207,408      12,035,229
     Retained earnings                            4,223,132       3,683,905
                                                -----------     -----------


     Total                                       16,543,352      15,829,026
     Less - Treasury stock (87,500 shares
      at March 31, 1995)                            406,563               -
                                                -----------     -----------
     Total shareholders' equity                  16,136,789      15,829,026
                                                -----------     -----------

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY       $18,292,482     $17,148,682
                                                ===========     ===========



See accompanying notes.

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED


                                                             Three Months Ended March 31
                                                                1995               1994
                                                             ----------         ----------
OPERATING ACTIVITIES                                        $   539,227        $  273,599
  Net income
  Adjustments to reconcile net income to net cash
    used in operating activities:
        Depreciation and amortization                           295,728           289,657
        Provision for uncollectible accounts receivable          13,143                 -
        Gain on sale of equipment and other                           -              (823)
        Changes in current assets and liabilities:
            Accounts receivable                              (1,646,495)         (772,221)
            Inventories                                         (26,857)          (99,280)
            Other current assets                               (230,880)         (204,738)
            Accounts payable                                     58,998           (88,265)
            Accrued payroll                                     179,307           (18,891)
            Federal income tax payable                          203,357          (352,385)
            Deferred revenue                                    257,849           219,411
            Other current liabilities                           135,649           (62,602)
                                                             ----------         ---------
        Net cash used in
          operating activities                                 (220,974)         (816,538)
                                                             ----------         ---------
INVESTING ACTIVITIES
  Purchases of property and equipment                          (371,704)         (256,133)
  Purchases of Company common stock                            (406,563)                -
  Development of training manuals                               (12,659)          (51,852)
  Purchase of temporary investments                            (300,000)
  Proceeds from sale of temporary investments                 1,200,000
  Purchases of other assets                                           -            (4,458)
  Proceeds from sale of property and equipment
    and other assets                                                  -             4,520
                                                             ----------         ---------
        Net cash provided by/(used in)
          investing activities                                  109,074          (307,923)
                                                             ----------         ---------
FINANCING ACTIVITIES
  Proceeds from short-term borrowings                                 -         1,000,000
  Proceeds from issuance of common stock                        175,100           216,244
  Payments on long-term borrowings
    and capital lease obligations                               (75,200)         (110,199)
                                                             ----------         ---------
        Net cash provided by
          financing activities                                   99,900         1,106,045
                                                             ----------         ---------
        Decrease in cash
          and cash equivalents                                  (12,000)          (18,416)
CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER               412,559           574,637
                                                             ----------         ---------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                 $   400,559        $  556,221
                                                             ==========         =========

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements included herein have been prepared by National TechTeam, Inc. ("TechTeam" or "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The information provided in this report reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results of operations for these periods are not necessarily indicative of the results expected for the full year.

NOTE A -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consists of stock options and warrants and are calculated using the treasury stock method. The average number of shares used in the determination of earnings per share were as follows:

                                                        Three Months Ended March 31
                                                        ---------------------------

                                                          1995             1994
                                                          ----             ----

Primary                                                 11,208,008       10,399,679
Fully diluted                                           11,605,517       10,405,369


NOTE B -- REVENUES FROM MAJOR CUSTOMERS

Revenues from major customers were as follows:


                                                   1995                                     1994
                                                   ----                                     ----

                                    Amount         Percent of Total            Amount      Percent of Total
                                    ------         ----------------            ------      ----------------
Three Months Ended
March 31
Ford Motor Company                  $3,762,929            44.8 %              $3,430,877          42.6 %
Corel Corporation                      810,085             9.6                 1,045,682          13.0
Chrysler Corporation                   915,258            10.8                   702,053           8.7
Novell, Inc.                           144,626             1.7                   570,999           7.1


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:

                                                                    Three Months Ended March 31
                                                                          1995              1994
                                                                          ----              ----
REVENUES
    Corporate support services                                             41.3 %           45.1 %
    Computer product support                                               27.5             22.0
    Training programs                                                      11.9             16.7
    Systems integration and other                                          19.3             16.2
                                                                          -----            -----
TOTAL REVENUES                                                            100.0 %          100.0 %
                                                                         ======           ======

GROSS MARGIN (Revenues less directly related expenses):
    Corporate support services                                             28.8 %           26.6 %
    Computer product support                                               40.6             27.5
    Training programs                                                      14.7              8.1
    Systems integration and other                                           5.1            (13.9)
                                                                          -----           ------
TOTAL GROSS MARGIN                                                         25.8             17.1
SELLING, GENERAL AND ADMINISTRATIVE AND INTEREST                          (15.1)           (10.3)
                                                                         ------           ------
NET MARGIN (INCOME BEFORE TAX PROVISIONS)                                  10.7 %            6.8 %
                                                                         ======           ======



COMPARATIVE PERFORMANCE FIRST QUARTER 1995 VERSUS FIRST QUARTER 1994

TechTeam earned net income of $539,227, or $0.05 per share, for the first quarter 1995 as compared to a net income of $273,599, or $0.03 per share, for the first quarter 1994. TechTeam's total revenues increased by $1,633,562 in 1995 to $8,460,861, a 23.9% increase over 1994 revenues.

Corporate support services - There was a $417,660 (13.6%) increase in revenues generated from providing computer support and contract staffing services. The margin on this line of service increased between 1994 and 1995 because of the increased utilization of staff resources. The increase in corporate support services revenue resulted from continued customer demand for TechTeam's computer programmers and other personnel at Ford and other customer locations. Corporate support services includes a variety of technical services, including consulting, programming services, and the placement of computer personnel at customer sites to support end-user applications via on-site help desks and telephone hotline services. Contracts for these services are generally negotiated on an hourly rate basis.

Computer product support - There was a $829,078 (55.2%) increase in revenues generated from providing computer product support. The Company had twelve contracts in place at March 31, 1995 compared to the four contracts at March 31, 1994. The margin on this line of service increased between 1994 and 1995 as the product offering matured and start-up costs were reduced. Additionally, $430,000 of revenues related to contracts under negotiation were recognized. This service line consists of international 800 and 900 telephone support for computer hardware, software and other products. The Company expects to expand this service line in the future.

Training programs - Revenues for 1995 decreased $133,278 (11.7%) as compared to 1994, due to decreased consumption of TechTeam training programs by corporate customers whose technology platforms became more static and a reduced scope of training services for a major customer. The margins on this line of service increased between 1994 and 1995 as TechTeam reduced expenses to compensate for reduced enrollments experienced over the past several quarters. The Company's experience is that enrollments are somewhat cyclical in nature. Training programs consist of instructor led training for word processing, spreadsheets, graphics, data bases, desktop publishing, operating systems, and systems administration for DOS, Windows, OS/2, and UNIX and mainframe operating systems.

Systems integration and other - There was a $520,102 (47.0%) increase in revenues in this service line between 1994 and 1995. The increased revenues reflect increased demand for TechTeam's systems integration, database design, and applications development services. In the first quarter 1994, TechTeam reorganized several activities into the Systems Integration service line and incurred significant expenses in connection therewith. Such costs were not incurred in 1995, resulting in a significant improvement in gross margin.

Selling, general and administrative and interest - These expenses, as a percent of revenues were 15.1% in 1995 compared with 10.3% in 1994. In 1995, TechTeam commenced accounting for certain administrative functions that had previously been reported as directly related expenses of various service lines. Costs associated with these functions totaled $282,927 (3.3% of revenue) in the first quarter 1995; the 1994 corresponding amounts are not readily determinable.

Tax provisions - TechTeam recognized $279,435 of Federal income tax in 1995, resulting in an effective tax rate of 34.1% for 1995 compared to 30.6% for 1994. In the first quarter 1994, TechTeam eliminated $30,000 of Federal income tax cushion, reducing its effective tax rate 3.6%. The Michigan Single Business Tax in 1995 was $90,000, with an effective tax rate of 9.9% compared to 14.7% for 1994.



LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1995, TechTeam had working capital of $11,872,696. This is an increase in working capital of $156,195 since December 31, 1994, due primarily to an increase in receivable balances which were due to increased revenues for the first three months of 1995.

TechTeam has a line-of-credit agreement with NBD Bank, N.A. which provides for short-term borrowings of up to $3,500,000; the credit is unsecured. The line-of-credit is at the prime rate. There were no borrowings under the credit agreement at March 31, 1995 or at any time during the first quarter 1995. The Company expects to borrow under this arrangement to finance anticipated increases in accounts receivable balances.

PART II

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     (a)     Exhibits -
             11. Computation of Earnings Per Share

     (b)     Reports on Form 8-K:

             February 27, 1995 - Common stock buy-back program



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           National TechTeam, Inc.
                                       -----------------------------------------
                                                      (Registrant)


Date:        May 12, 1995              By:  /s/William F. Coyro, Jr.
                                            ---------------------------------
                                            William F. Coyro, Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer


Date:        May 12, 1995              By:  /s/Lawrence A. Mills
                                           ---------------------------------
                                           Lawrence A. Mills
                                           Chief Operating Officer,
                                           Chief Financial Officer and Treasurer

                                 Exhibit Index

Exhibit Number                                 Description
- - --------------                                 -----------

     11                                        Computation of Earnings per Share

     27                                        Financial Data Schedule