Form 10-Q
period 1995-06-30
NATIONAL TECHTEAM INC /DE/
filed 1995-08-14
CIK 805054

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: June 30, 1995
                                           ---------------


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _______ to _______

                        Commission file number 0-16284


                           NATIONAL TECHTEAM, INC.
------------------------------------------------------------------------------
                       (Name of issuer in its charter)

              DELAWARE                               38-2774613
------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

                  22000 Garrison Avenue, Dearborn, MI 48124
------------------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:        (313) 277-2277
                                                   ---------------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        __X__  Yes     _____  No


The number of shares of the registrant's only class of common stock outstanding at August 4, 1995 was 11,203,166.

                           NATIONAL TECHTEAM, INC.

                                  FORM 10-Q

                                    INDEX



PART I - FINANCIAL INFORMATION                              PAGE

ITEM 1.

Consolidated Statements of Operations
   Three and Six Months Ended
   June 30, 1995 and 1994                                      3

Consolidated Statements of Financial Position
   June 30, 1995 and December 31, 1994                       4-5

Consolidated Statements of Cash Flows
   Six Months Ended
   June 30, 1995 and 1994                                      6

Notes to the Unaudited Consolidated Financial Statements       7


ITEM 2.

Management's Discussion and Analysis of
   Financial Condition and Results of Operations            8-10


PART II - OTHER INFORMATION

ITEM 6.

Exhibits and Reports on Form 8-K                              11

                        PART I - FINANCIAL INFORMATION


                         ITEM 1 - FINANCIAL STATEMENTS




NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                            Three Months Ended June 30       Six Months Ended June 30
                                            --------------------------       ------------------------
                                                1995           1994            1995             1994
                                                -----          -----           -----            -----

Revenues
     Corporate support services              $3,790,523     $ 3,315,131     $ 7,288,603     $ 6,395,551
     Computer product support                 2,810,745       1,732,276       5,140,511       3,232,964
     Training programs                        1,046,403       1,247,668       2,051,750       2,386,293
     Systems integration and other            1,962,591       1,345,152       3,590,259       2,452,718
                                             ----------     -----------     -----------     -----------
                                              9,610,262       7,640,227      18,071,123      14,467,526
                                             ----------     -----------     -----------     -----------

Costs and expenses
     Corporate support services               2,440,101       2,277,684       4,929,887       4,539,771
     Computer product support                 2,189,908       1,172,289       3,574,264       2,260,996
     Training programs                          783,721         970,272       1,641,377       2,016,986
     Systems integration and other            1,756,202       1,214,955       3,300,898       2,476,876
     Selling, general and administrative      1,173,786         944,960       2,447,887       1,637,932
     Interest                                     1,650          12,766           3,250          25,199
                                             ----------     -----------     -----------     -----------
                                              8,345,368       6,592,926      15,897,563      12,957,760
                                             ----------     -----------     -----------     -----------

Revenues less costs and expenses              1,264,894       1,047,301       2,173,560       1,509,766
Gain on sales of investment                          --         152,471              --         152,471
                                             ----------     -----------     -----------     -----------
Income before tax provisions                  1,264,894       1,199,772       2,173,560       1,662,237
Tax provisions                                  489,785         479,166         859,220         668,032
                                             ----------     -----------     -----------     -----------

Net income                                   $  775,109     $   720,606     $ 1,314,340     $   994,205
                                             ==========     ===========     ===========     ===========

Primary and fully diluted
   earnings per share                        $     0.07     $      0.07            0.11     $      0.09
                                             ==========     ===========     ===========     ===========


See accompanying notes.


NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED

                                                                 June 30        December 31
                                                                   1995             1994
                                                                 --------       -----------
Assets

Current assets
     Cash and cash equivalents                                $    842,803     $    412,559
     Temporary investments                                              --        3,500,000
     Accounts receivable (less allowances                       11,874,532        7,751,801
       of $90,000 at June 30, 1995 and $76,857
       at December 31, 1994)
     Advances to officers and employees                            270,081               --
     Inventories                                                   523,372          499,748
     Refundable income tax                                         384,258          384,258
     Other                                                         479,067          341,331
                                                              ------------     ------------
     Total current assests                                      14,374,113       12,889,697
                                                              ------------     ------------



Property and equipment
     Classroom furniture and training equipment                  1,290,389        1,288,633
     Office furniture and equipment                              3,419,863        2,729,008
     Transportation equipment                                      138,572          138,572
     Leasehold improvements                                        347,274          345,701
                                                              ------------     ------------
                                                                 5,196,098        4,501,914
     Less - Accumulated depreciation and amortization
                                                                 2,376,857        1,861,876
                                                              ------------     ------------
                                                                 2,819,241        2,640,038
                                                              ------------     ------------


Other assets
     Goodwill (less accumulated amortization of $273,906
       at June 30,1995 and $193,306 at December 31, 1994)        1,333,188        1,413,791
     Other                                                         357,317          205,156
                                                              ------------     ------------
                                                                 1,690,505        1,618,947
                                                              ------------     ------------

Total assets                                                  $ 18,883,859     $ 17,148,682
                                                              ============     ============


See accompanying notes.


NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED

                                                                 June 30        December 31
                                                                   1995             1994
                                                                 --------       -----------
Liabilities and Shareholders' Equity

Current liabilities
     Current portion of long-term debt                        $     17,400     $    140,100
     Accounts payable                                              261,097          287,403
     Accrued payroll                                               801,387          494,181
     Deferred income tax                                            65,850           65,850
     Federal income tax payable                                    469,047               --
     Deferred revenue                                              388,168           47,540
     Other                                                         248,197          138,122
                                                              ------------     ------------
     Total current liabilities                                   2,251,146        1,173,196
                                                              ------------     ------------

Long-term liabilities
     Deferred income tax                                           146,460          146,460
                                                              ------------     ------------

Shareholders' equity
     Preferred stock, par value $.01
        Authorized -- 5,000,000 shares
        None issued
     Common stock, par value $.01
        Authorized -- 45,000,000 shares
        Issued and outstanding:
        11,403,166 shares at June 30, 1995                         114,032
        10,989,166 shares at December 31, 1994                                      109,892
     Additional paid-in capital                                 12,280,989       12,035,229
     Retained earnings                                           4,998,240        3,683,905
                                                              ------------     ------------

     Total                                                      17,393,261       15,829,026
     Less - Treasury stock (200,000 shares
       at June 30, 1995)                                           907,008               --
                                                              ------------     ------------
     Total shareholders' equity                                 16,486,253       15,829,026
                                                              ------------     ------------

Total liabilities and shareholders' equity                    $ 18,883,859     $ 17,148,682
                                                              ============     ============

See accompanying notes.


NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                                  Six Months Ended June 30
                                                                   1995              1994
                                                                 --------         ---------
Operating activities
       Net income                                                $ 1,314,340      $   994,206
       Adjustments to reconcile net income to net cash
          used in operating activities:
             Depreciation and amortization                           523,548          526,902
             Provision for uncollectible accounts receivable          13,143               --
             Gain on sale of equipment and other                          --           (3,898)
             Changes in current assets and liabilities:
                    Accounts receivable                           (4,122,731)      (2,035,121)
                    Inventories                                      (23,624)         (56,535)
                    Advances to officers and employees              (270,081)              --
                    Other current assets                            (137,736)        (263,715)
                    Accounts payable                                 (26,306)        (159,718)
                    Accrued payroll                                  307,206           80,239
                    Federal income tax payable                       392,970         (234,109)
                    Deferred revenue                                 340,628           39,782
                    Other current liabilities                        110,075          (45,810)
                                                                 -----------      -----------
             Net cash used in
                operating activities                              (1,578,568)      (1,157,777)
                                                                 -----------      -----------
Investing activities
       Purchases of property and equipment                          (694,184)        (521,609)
       Purchases of Company common stock                            (907,008)              --
       Development of training manuals                               (17,196)         (54,497)
       Purchase of temporary investments                            (450,000)              --
       Proceeds from sale of temporary investments                 3,950,000               --
       Purchases of other assets                                          --           (7,634)
       Proceeds from sale of property and equipment
          and other assets                                                --              432
                                                                 -----------      -----------
             Net cash provided by/(used in)
                investing activities                               1,881,612         (583,308)
                                                                 -----------      -----------
Financing activities
       Proceeds from issuance of common stock                        249,900        3,375,862
       Payments on long-term borrowings and
          capital lease obligations                                 (122,700)        (220,398)
                                                                 -----------      -----------
             Net cash provided by
                financing activities                                 127,200        3,155,464
                                                                 -----------      -----------
             Increase in cash
                and cash equivalents                                 430,244        1,414,379
Cash and cash equivalents at beginning of year                       412,559          574,637
                                                                 -----------      -----------

Cash and cash equivalents at June 30                             $   842,803      $ 1,989,016
                                                                 ===========      ===========

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

NOTE A -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consists of stock options and warrants and are calculated using the treasury stock method. The average number of shares used in the determination of earnings per share were as follows:

                    Three Months Ended June 30  Six Months Ended June 30
                    --------------------------  ------------------------

                       1995          1994          1995           1994
                       ----          ----          ----           ----
Primary             11,656,738    10,856,767    11,539,650    10,617,801
Fully diluted       11,672,855    10,856,767    11,676,154    10,617,801


NOTE B -- REVENUES FROM MAJOR CUSTOMERS

Revenues from major customers were as follows:

                                      1995                     1994
                               --------------------    --------------------
                                         Percent of              Percent of
                               Amount      Total       Amount      Total
                               ------    ----------    ------    ----------
Three Months Ended
June 30

Ford Motor Company            4,114,148    42.8%       3,925,480    51.4%
Chrysler Corporation          1,116,503    11.6          596,664     7.8
Hewlett-Packard Company         955,229     9.9               --      --
Corel Corporation               790,363     8.2        1,000,741    13.1
Novell, Inc.                    140,731     1.5          586,506     7.7


Six Months Ended
June 30

Ford Motor Company            7,877,077    43.6%       7,432,028    51.4%
Chrysler Corporation          2,031,761    11.2        1,006,933     7.0
Hewlett-Packard Company       1,609,375     8.9               --      --
Corel Corporation             1,600,447     8.9        1,790,458    12.4
Novell, Inc.                    285,356     1.6        1,183,985     8.2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:

                                     Three Months Ended June 30  Six Months Ended June 30
                                     --------------------------  ------------------------
                                          1995         1994         1995         1994
                                          ----         ----         ----         ----
REVENUES
      Corporate support services          39.5%        43.4%        40.3%        44.2%
      Computer product support            29.2         22.7         28.4         22.3
      Training programs                   10.9         16.3         11.4         16.5
      Systems integration and other       20.4         17.6         19.9         17.0
                                         -----        -----        -----        -----
TOTAL REVENUES                           100.0%       100.0%       100.0%       100.0%
                                         =====        =====        =====        =====

GROSS MARGIN (Revenues less
  directly related expenses):
      Corporate support services          35.6%        31.3%        32.4%        29.0%
      Computer product support            22.1         32.3         30.5         30.1
      Training programs                   25.1         22.2         20.0         15.5
      Systems integration and other       10.5          9.7          8.1         (1.0)
                                         -----        -----        -----        -----
TOTAL GROSS MARGIN                        25.4         26.2         25.6         21.9
SELLING, GENERAL AND ADMINISTRATIVE
  AND INTEREST                           (12.2)       (12.5)       (13.6)       (11.5)
GAIN ON SALES OF INVESTMENT                --           2.0          --           1.1
                                         -----        -----        -----        -----
NET MARGIN (INCOME BEFORE TAX
  PROVISIONS)                             13.2%        15.7%        12.0%        11.5%
                                         =====        =====        =====        =====

COMPARATIVE PERFORMANCE SECOND QUARTER 1995 VERSUS SECOND QUARTER 1994

TechTeam earned net income of $775,109, or $.07 per share, for the second quarter 1995 as compared to a net income of $720,606, or $.07 per share, for the second quarter 1994. TechTeam's total revenues increased by $1,970,035 in 1995 to $9,610,262, a 25.8% increase over 1994 revenues.

Corporate support services - There was a $475,392 (14.3%) increase in revenues generated from providing computer support and contract staffing services. The margin on this line of service increased between 1994 and 1995 because of the increased utilization of staff resources. The increase in corporate support services revenue resulted from continued customer demand for TechTeam's computer programmers and other personnel at Ford and other customer locations. Corporate support services includes a variety of technical services, including consulting, programming services, and the placement of computer personnel at customer sites to support end-user applications via on-site help desks and telephone hotline services. Contracts for these services are generally negotiated on an hourly rate basis.

Computer product support - There was a $1,078,469 (62.3%) increase in revenues generated from providing computer product support. The Company had 14 contracts in place at June 30, 1995 compared to the six contracts at June 30, 1994. The margin on this line of service decreased between 1994 and 1995 as start-up costs related to new contracts and contracts still being negotiated were incurred. This service line consists of international 800 and 900 telephone support for computer hardware, software and other products. The Company expects to expand this service line in the future.

Training programs - Revenues for 1995 decreased $201,265 (16.1%) as compared to 1994, due to a reduced scope of training services for a major customer. The margin on this line of service increased between 1994 and 1995 as TechTeam reduced expenses to compensate for reduced enrollments experienced over the past several quarters. The Company's experience is that enrollments are somewhat cyclical in nature. Training programs consist of instructor led training for word processing, spreadsheets, graphics, data bases, desktop publishing, operating systems, and systems administration for DOS, Windows, Novell, OS/2, and UNIX and mainframe operating systems.

Systems integration and other - There was a $617,439 (45.9%) increase in revenues in this service line between 1994 and 1995. The increased revenues reflect increased demand for TechTeam's systems integration, database design, network, and applications development services.

Tax provisions - TechTeam recognized $386,785 of Federal income tax in 1995, resulting in an effective tax rate of 33.3% for 1995 compared to 34.9% for 1994. In 1995, TechTeam reversed $25,000 of Federal income tax cushion, resulting in the reduced effective tax rate. The Michigan Single Business Tax in 1995 was $103,000, with an effective tax rate of 8.9% compared to 5.0% for 1994.

Gain on sales of investment - In the second quarter 1994, TechTeam sold a portion of its investments on Action Trac, Inc.


COMPARATIVE PERFORMANCE FIRST HALF 1995 VERSUS FIRST HALF 1994 (SEE SECOND QUARTER COMPARISON FOR GENERAL INFORMATION ON EACH SERVICE LINE)

TechTeam earned net income of $1,314,340, or $.11 per share, for the first half 1995 as compared to a net income of $994,205, or $.09 per share, for the first half 1994. TechTeam's total revenues increased by $3,603,597 in 1995 to $18,071,123, a 24.9% increase over 1994 revenues.

Corporate support services - There was a $893,052 (14.0%) increase in revenues generated from providing computer support and contract staffing services. The margin on this line of service increased between 1994 and 1995 because of the increased utilization of staff resources. The increase in corporate support services revenue resulted from continued customer demand for TechTeam's computer programmers and other personnel at Ford and other customer locations.

Computer product support - There was a $1,907,547 (59.0%) increase in revenues generated from providing computer product support. The Company had 14 contracts in place at June 30, 1995 compared to the six contracts at June 30, 1994.

Training programs - Revenues for 1995 decreased $334,543 (14.0%) as compared to 1994, due to a reduced scope of training services for a major customer. The margin on this line of service increased between 1994 and 1995 as TechTeam reduced expenses to compensate for reduced enrollments experienced over the past several quarters. The Company's experience is that enrollments are somewhat cyclical in nature.

Systems integration and other - There was a $1,137,541 (46.4%) increase in revenues in this service line between 1994 and 1995. The increased revenues reflect increased demand for TechTeam's systems integration, database design, and applications development services. In the first quarter 1994, TechTeam reorganized several activities into the Systems Integration service line and incurred significant expenses in connection therewith. Such expenses were not incurred in 1995, resulting in a significant improvement in gross margin.

Gain on sales of investment - In the second quarter 1994, TechTeam sold a portion of its investments on Action Trac, Inc.

Selling, general and administrative and interest - These expenses, as a percent of revenues, were 13.6% in 1995 compared with 11.5% in 1994. In the second quarter 1994, TechTeam commenced accounting for certain administrative functions that had previously been reported as directly related expenses of various service lines. Costs associated with these functions totaled $282,927 (1.6% of revenues) in the first quarter 1995; the 1994 corresponding amounts are not readily determinable.

Tax provisions - TechTeam recognized $666,220 of Federal income tax in 1995, resulting in an effective tax rate of 33.6% for 1995 compared to 32.1% for 1994. The primary reason the effective tax rate is less than the 34% statutory rate is that $30,000 and $25,000 of Federal income tax cushion was reversed in the first half of 1994 and 1995, respectively. The Michigan Single Business Tax in 1995 was $193,000, with an effective tax rate of 8.9% compared to 8.1% for 1994.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1995, TechTeam had working capital of $12,122,967. This is an increase in working capital of $406,466 since December 31, 1994, due primarily to an increase in receivable balances which were due to increased revenues for the first six months of 1995.

TechTeam has a line-of-credit agreement with NBD Bank, N.A. which provides for short-term borrowings of up to $3,500,000; the credit is unsecured. The line-of-credit is at the prime rate. There were no borrowings under the credit agreement at June 30, 1995 or at any time during the first half of 1995. The Company expects to borrow under this arrangement to finance anticipated increases in accounts receivable balances.

PART II

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


      (a)  Exhibits -
           11. Computation of Earnings Per Share

      (b)  Reports on Form 8-K:

           No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.



                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        National TechTeam, Inc.
                                        -----------------------
                                             (Registrant)


Date: August 11, 1995               By:  /s/William F. Coyro Jr.
                                        ------------------------
                                        William F. Coyro Jr.
                                        Chairman of the Board and
                                        Chief Executive Officer


Date: August 11, 1995               By:  /s/Lawrence A. Mills
                                        ---------------------
                                        Lawrence A. Mills
                                        Chief Operating Officer,
                                        Chief Financial Officer and Treasurer