Form 10-Q
period 1995-09-30
NATIONAL TECHTEAM INC /DE/
filed 1995-11-13
CIK 805054

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:   September 30, 1995
                                             ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______ to ______


                        Commission file number 0-16284


                            NATIONAL TECHTEAM, INC.
------------------------------------------------------------------------------
                        (Name of issuer in its charter)


            DELAWARE                                     38-2774613
------------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)


                22000 Garrison Avenue, Dearborn, MI       48124
------------------------------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)


     Registrant's telephone number, including area code:   (313) 277-2277
                                                         ------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes __X__     No _____


The number of shares of the registrant's only class of common stock outstanding at November 3, 1995 was 11,205,666.

                            NATIONAL TECHTEAM, INC.


                                   FORM 10-Q

                                     INDEX



PART I - FINANCIAL INFORMATION                                           PAGE

ITEM 1.

Consolidated Statements of Operations
     Three and Nine Months Ended
     September 30, 1995 and 1994                                          3

Consolidated Statements of Financial Position
     September 30, 1995 and December 31, 1994                             4-5

Consolidated Statements of Cash Flows
     Nine Months Ended
     September 30, 1995 and 1994                                          6

Notes to the Unaudited Consolidated Financial Statements                  7


ITEM 2

Management's Discussion and Analysis of
     Financial Condition and Results of Operations                        8-10


PART II - OTHER INFORMATION

ITEM 6

Exhibits and Reports on Form 8-K                                          11

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS


NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
                                               Three Months Ended            Nine Months Ended
                                                  September 30                  September 30
                                           --------------------------    --------------------------
                                              1995           1994           1995           1994
                                           -----------    -----------    -----------    -----------
Revenues
    Corporate support services             $ 3,785,904    $ 3,320,334    $11,203,939    $ 9,715,885
    Computer product support                 3,849,690      2,041,712      9,077,172      5,274,676
    Training programs                          897,215      1,152,094      2,961,595      3,537,859
    Systems integration and other            2,029,393      1,536,021      5,390,619      3,989,267
                                           -----------    -----------    -----------    -----------
                                            10,562,202      8,050,161     28,633,325     22,517,687
                                           -----------    -----------    -----------    -----------

Costs and expenses
    Corporate support services               2,604,515      2,364,352      7,602,203      6,904,123
    Computer product support                 2,817,406      1,399,665      6,413,706      3,660,661
    Training programs                        1,034,810        898,118      2,682,878      2,860,235
    Systems integration and other            2,244,958      1,310,195      5,449,330      3,807,796
    Selling, general and administrative      1,177,375        973,244      3,625,260      2,645,346
    Interest                                     6,462          5,284          9,712         30,457
                                           -----------    -----------    -----------    -----------
                                             9,885,526      6,950,858     25,783,089     19,908,618
                                           -----------    -----------    -----------    -----------

Revenues less costs and expenses               676,676      1,099,303      2,850,236      2,609,069
Gain on sales of investment                         --             --             --        152,471
                                           -----------    -----------    -----------    -----------
Income before tax provisions                   676,676      1,099,303      2,850,236      2,761,540
Tax provisions                                 330,135        477,765      1,189,355      1,145,797
                                           -----------    -----------    -----------    -----------

Net income                                 $   346,541    $   621,538    $ 1,660,881    $ 1,615,743
                                           ===========    ===========    ===========    ===========

Primary and fully diluted
  earnings per share                       $      0.03    $      0.06    $      0.15    $      0.15
                                           ===========    ===========    ===========    ===========

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED
                                                           September 30    December 31
Assets                                                         1995           1994
                                                            -----------    -----------
Current assets
        Cash and cash equivalents                           $   525,877    $   412,559
        Temporary investments                                        --      3,500,000
        Accounts receivable (less allowances                 12,587,489      7,751,801
          of $90,000 at September 30, 1995 and $76,857
          at December 31, 1994)
        Advances to officers and employees                      143,257             --
        Inventories                                             532,343        499,748
        Refundable income tax                                        --        384,258
        Other                                                   454,567        341,331
                                                            -----------    -----------
        Total current assests                                14,243,533     12,889,697
                                                            -----------    -----------



Property and equipment
        Classroom furniture and training equipment            1,205,000      1,288,633
        Office furniture and equipment                        4,265,638      2,729,008
        Transportation equipment                                158,062        138,572
        Leasehold improvements                                  285,107        345,701
                                                            -----------    -----------
                                                              5,913,807      4,501,914
        Less - Accumulated depreciation and amortization      2,554,191      1,861,876
                                                            -----------    -----------
                                                              3,359,616      2,640,038
                                                            -----------    -----------


Other assets
        Goodwill (less accumulated amortization of
          $314,211 at September 30,1995 and $193,306 at
          December 31, 1994)                                  1,292,886      1,413,791
        Other                                                   274,995        205,156
                                                            -----------    -----------
                                                              1,567,881      1,618,947
                                                            -----------    -----------

Total assets                                                $19,171,030    $17,148,682
                                                            ===========    ===========

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED
                                                           September 30    December 31
Liabilities and Shareholders' Equity                           1995           1994
                                                            -----------    -----------
Current liabilities
        Current portion of long-term debt                   $   113,200    $   140,100
        Accounts payable                                        117,456        287,403
        Accrued payroll                                         897,760        494,181
        Deferred income tax                                      65,850         65,850
        Federal income tax payable                              125,923             --
        Deferred revenue                                        147,998         47,540
        Other                                                   273,175        138,122
                                                            -----------    -----------
        Total current liabilities                             1,741,362      1,173,196
                                                            -----------    -----------

Long-term liabilities
        Deferred income tax                                     146,460        146,460
        Long-term debt, less current portion                    445,414             --
                                                            -----------    -----------
                                                                591,874        146,460
                                                            -----------    -----------

Shareholders' equity
        Preferred stock, par value $.01
           Authorized -- 5,000,000 shares
           None issued
        Common stock, par value $.01
           Authorized -- 45,000,000 shares
           Issued and outstanding:
           11,405,666 shares at September 30, 1995              114,057
           10,989,166 shares at December 31, 1994                              109,892
        Additional paid-in capital                           12,285,964     12,035,229
        Retained earnings                                     5,344,781      3,683,905
                                                            -----------    -----------

        Total                                                17,744,802     15,829,026
        Less - Treasury stock (200,000 shares
          at September 30, 1995)                                907,008             --
                                                            -----------    -----------
        Total shareholders' equity                           16,837,794     15,829,026
                                                            -----------    -----------

Total liabilities and shareholders' equity                  $19,171,030    $17,148,682
                                                            ===========    ===========

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
                                                          Nine Months Ended September 30
                                                               1995            1994
                                                            -----------     -----------
Operating activities
    Net income                                              $ 1,660,881     $ 1,615,743
    Adjustments to reconcile net income to net cash
     used in operating activities:
         Depreciation and amortization                          820,486         806,706
         Provision for uncollectible accounts receivable         13,143              --
         Gain on sale of equipment and other                         --          (4,056)
         Changes in current assets and liabilities:
              Accounts receivable                            (4,835,688)     (3,009,482)
              Inventories                                       (32,595)        (45,948)
              Advances to officers and employees               (143,257)             --
              Other current assets                              271,022        (328,257)
              Accounts payable                                 (169,947)       (306,612)
              Accrued payroll                                   403,579         109,094
              Federal income tax payable                        125,923        (295,343)
              Deferred revenue                                   24,380         (72,183)
              Other current liabilities                         135,053          26,365
                                                            -----------     -----------
         Net cash used in
          operating activities                               (1,727,020)     (1,503,973)
                                                            -----------     -----------
Investing activities
    Purchases of property and equipment                      (1,411,893)       (705,662)
    Purchases of Company common stock                          (907,008)             --
    Development of training manuals                              (9,175)        (60,007)
    Purchase of temporary investments                          (450,000)             --
    Proceeds from sale of temporary investments               3,950,000              --
    Purchases of other assets                                        --          (7,634)
    Proceeds from sale of property and equipment
     and other assets                                                --           1,382
                                                            -----------     -----------
         Net cash provided by/(used in)
          investing activities                                1,171,924        (771,921)
                                                            -----------     -----------
Financing activities
    Proceeds from issuance of common stock                      249,900       5,547,885
    Proceeds from issuance of long-term debt                    565,998              --
    Payments on long-term borrowings
     and capital lease obligations                             (147,484)       (330,597)
                                                            -----------     -----------
         Net cash provided by
          financing activities                                  668,414       5,217,288
                                                            -----------     -----------
         Increase in cash
          and cash equivalents                                  113,318       2,941,394

Cash and cash equivalents at beginning of year                  412,559         574,637
                                                            -----------     -----------

Cash and cash equivalents at September 30                   $   525,877     $ 3,516,031
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

NOTE A -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consists of stock options and warrants and are calculated using the treasury stock method. The average number of shares used in the determination of earnings per share were as follows:

                    Three Months Ended September 30     Nine Months Ended September 30
                     ----------------------------        ----------------------------
                        1995              1994              1995              1994
                     ----------        ----------        ----------        ----------
Primary              11,395,066        11,231,710        11,344,863        10,751,764

Fully diluted        11,395,066        11,237,528        11,344,863        10,751,764


NOTE B -- REVENUES FROM MAJOR CUSTOMERS

Revenues from major customers were as follows:

                                          1995                       1994
                                 -----------------------   ----------------------
                                                Percent                  Percent
                                    Amount      of Total      Amount     of Total
                                 -----------    --------   -----------   --------
Three Months Ended
September 30

Ford Motor Company               $ 4,015,244      38.0%    $ 3,430,877      42.6%
Hewlett-Packard Company            1,709,297      16.2              --        --
Chrysler Corporation                 875,220       8.3         702,053       8.7
Corel Corporation                    675,065       6.4       1,045,682      13.0
Novell, Inc.                         144,570       1.4         570,999       7.1

Nine Months Ended
September 30

Ford Motor Company               $11,892,321      41.5%    $10,862,905      48.2%
Hewlett-Packard Company            3,318,672      11.6              --        --
Chrysler Corporation               2,906,981      10.2       1,708,986       7.6
Corel Corporation                  2,275,512       8.0       2,836,140      12.6
Novell, Inc.                         429,926       1.5       1,754,984       7.8

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:

                                              Three Months Ended    Nine Months Ended
                                                 September 30          September 30
                                               ----------------      ----------------
                                               1995       1994       1995       1994
                                               -----      -----      -----      -----
Revenues
     Corporate support services                 35.8%      41.2%      39.1%      43.1%
     Computer product support                   36.5       25.4       31.7       23.4
     Training programs                           8.5       14.3       10.3       15.7
     Systems integration and other              19.2       19.1       18.9       17.8
                                               -----      -----      -----      -----
Total revenues                                 100.0%     100.0%     100.0%     100.0%
                                               =====      =====      =====      =====

Gross margin (Revenues less directly
  related expenses):
     Corporate support services                 31.2%      28.8%      32.1%      28.9%
     Computer product support                   26.8       31.4       29.3       30.6
     Training programs                         (15.3)      22.0        9.4       19.2
     Systems integration and other             (10.6)      14.7       (1.1)       4.6
                                               -----      -----      -----      -----
Total gross margin                              17.6       25.8       22.7       23.5
Selling, general and administrative
  and interest                                 (11.2)     (12.2)     (12.7)     (11.9)
Gain on sales of investment                       --         --         --        0.7
                                               -----      -----      -----      -----
Net margin (Income before tax provisions)        6.4%      13.6%      10.0%      12.3%
                                               =====      =====      =====      =====


Comparative Performance Third Quarter 1995 versus Third Quarter 1994

TechTeam earned net income of $346,541, or $.03 per share, for the third quarter 1995 as compared to a net income of $621,538, or $.06 per share, for the third quarter 1994. TechTeam's total revenues increased by $2,512,041 in 1995 to $10,562,202, a 31.2% increase over 1994 revenues.

Corporate support services - There was a $465,570 (14.0%) increase in revenues generated from providing computer support and contract staffing services. The margin on this line of service increased between 1994 and 1995 because of the increased utilization of staff resources. The increase in corporate support services revenue resulted from continued customer demand for TechTeam's computer programmers and other personnel at Ford and other customer locations. Corporate support services includes a variety of technical services, including consulting, programming services, and the placement of computer personnel at customer sites to support end-user applications via on-site help desks and telephone hotline services. Contracts for these services are generally negotiated on an hourly rate basis.

Computer product support - There was a $1,807,978 (88.6%) increase in revenues generated from providing computer product support. The Company had 15 contracts in place at September 30, 1995 compared to the 6 contracts at September 30, 1994. The margin on this line of service decreased between 1994 and 1995 as start-up costs related to new contracts were incurred. This service line consists of international 800 and 900 telephone support for computer hardware, software and service products. The Company expects to expand this service line in the future.

Training programs - Revenues for 1995 decreased $254,879 (22.1%) as compared to 1994, due to a reduced scope of training services for a major customer. The Company's experience is that enrollments are somewhat cyclical in nature. The margin on this line of service decreased between 1994 and 1995 as the Company incurred substantial start-up costs for a major new contract and wrote off all remaining assets of its U.K. operations which has been temporarily suspended. Training programs consist of instructor led training for word processing, spreadsheets, graphics, data bases, desktop publishing, operating systems, and systems administration for DOS, Windows, OS/2, NT, and UNIX and mainframe operating systems.

Systems integration and other - There was a $493,372 (32.1%) increase in revenues in this service line between 1994 and 1995. The increased revenues reflect increased demand for TechTeam's systems integration, networking services, database design, and programming services. The margin on this line of service was negative in the third quarter 1995 as the Company incurred losses in excess of $100,000 related to the settlement of a lawsuit and experienced substantial margin pressure in its sales of computer products.

Selling, general and administrative and interest - These expenses, as a percentage of revenues, were 11.2% in 1995 compared with 12.2% in 1994. The decline between the years is attributable primarily to the substantial growth in revenues without a corresponding increase in costs.

Tax provisions - TechTeam recognized $216,135 of Federal income tax in 1995, resulting in an effective tax rate of 38.4% for 1995 compared to 38.5% for 1994. The Michigan Single Business Tax in 1995 was $114,000, with an effective tax rate of 16.9% compared to 8.1% for 1994.



Comparative Performance First Three Quarters 1995 versus First Three
  Quarters 1994 (See Third Quarter Comparison for General Information on Each Service Line)

TechTeam earned net income of $1,660,881, or $.15 per share, for the first three quarters of 1995 as compared to a net income of $1,615,743, or $.15 per share, for the first three quarters of 1994. TechTeam's total revenues increased by $6,115,638 in 1995 to $28,633,325, a 27.2% increase over 1994 revenues.

Corporate support services - There was a $1,488,054 (15.3%) increase in revenues generated from providing computer support and contract staffing services. The margin on this line of service increased between 1994 and 1995 because of the increased utilization of staff resources. The increase in corporate support services revenue resulted from continued customer demand for TechTeam's computer programmers and other personnel at Ford and other customer locations.

Computer product support - There was a $3,802,496 (72.1%) increase in revenues generated from providing computer product support. The Company had 15 contracts in place at September 30, 1995 compared to the 6 contracts at September 30, 1994. The margin on this line of service decreased between 1994 and 1995 as start-up costs related to new contracts were incurred.

Training programs - Revenues for 1995 decreased $576,264 (16.3%) as compared to 1994, due to a reduced scope of training services for a major customer. The Company's experience is that enrollments are somewhat cyclical in nature. The margin on this line of service decreased between 1994 and 1995 as the Company incurred substantial start-up costs for a major new contract and wrote off all remaining assets of its U.K. operations which has been temporarily suspended.

Systems integration and other - There was a $1,401,352 (35.1%) increase in revenues in this service line between 1994 and 1995. The increased revenues reflect increased demand for TechTeam's systems integration, database design, and applications development services. The margin on this line of service decreased between 1994 and 1995 as the company incurred losses in excess of $100,000 related to the settlement of a lawsuit and experienced substantial margin pressure in its sales of computer products.

Comparative Performance First Three Quarters 1995 versus First Three
  Quarters 1994 - Continued

Selling, general and administrative and interest - These expenses, as a percent of revenues, were 12.7% in 1995 compared with 11.9% in 1994. In the second quarter 1994, TechTeam commenced accounting for certain administrative functions that had previously been reported as directly related expenses of various service lines. Costs associated with these functions totaled $282,927 (1.6% of revenues) in the first quarter 1995; the 1994 corresponding amounts are not readily determinable.

Tax provisions - TechTeam recognized $882,355 of Federal income tax in 1995, resulting in an effective tax rate of 34.7% for 1995 compared to 36.3% for 1994. The Michigan Single Business Tax in 1995 was $307,000, with an effective tax rate of 10.8% compared to 8.1% for 1994.



Liquidity and Capital Resources

As of September 30, 1995, TechTeam had working capital of $12,502,171. This is an increase in working capital of $785,670 since December 31, 1994, due primarily to an increase in receivable balances which were due to increased revenues for the first nine months of 1995.

TechTeam has a line-of-credit agreement with NBD Bank which provides for short-term borrowings of up to $3,500,000; the credit is unsecured. The line-of-credit is at the prime rate. There were no borrowings under the credit agreement at September 30, 1995 or at any time during the first three quarters of 1995. The Company expects to borrow under this arrangement to finance anticipated increases in accounts receivable balances. TechTeam did borrow $565,998 in the third quarter under a five year term loan at 9.1% to finance acquisition of software and equipment required to support the growth in its product support line of service. This loan is to be repaid monthly over the five years.

PART II


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


          (a)    Exhibits -
                 11. Computation of Earnings Per Share

          (b)    Reports on Form 8-K:

                 No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.





                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      National TechTeam, Inc.
                                   -----------------------------
                                            (Registrant)


Date:  November 13, 1995           By:  /s/William F. Coyro Jr.
                                       -------------------------
                                       William F. Coyro Jr.
                                       Chairman of the Board and
                                       Chief Executive Officer


Date:  November 13, 1995           By:  /s/Lawrence A. Mills
                                       -------------------------
                                       Lawrence A. Mills
                                       Chief Operating Officer,
                                       Chief Financial Officer and Treasurer