Form 10-K
period 1995-12-31
NATIONAL TECHTEAM INC /DE/
filed 1996-03-29
CIK 805054

                     US SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1995
                           -----------------

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 0-16284
                        -------

                            National TechTeam, Inc.
                        -------------------------------
                        (Name of issuer in its charter)

         Delaware                                       38-2774613
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                22000 Garrison Avenue, Dearborn, MI               48124
              ------------------------------------------------------------
              (Address of principal executive offices)          (Zip Code)

Issuer's telephone number: (313) 277-2277

Securities registered under Section 12(b) of the Securities Exchange Act:        None
                                                                                 ----

Securities registered under Section 12(g) of the Securities Exchange Act:         Common Stock, $.01 par value
                                                                                 -----------------------------
                                                                                        (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
/x/   Yes     / /  No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996 was approximately $54,000,000.

Revenues for issuer's most recent fiscal year ended December 31, 1995 were $41,787,462.

The number of outstanding shares of the issuer's common stock as of March 15, 1996 was 11,224,655.


                      DOCUMENTS INCORPORATED BY REFERENCE

National TechTeam, Inc.'s definitive Proxy Statement to be filed no later than 120 days after the end of the year covered by this report is incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT

National TechTeam, Inc., a Delaware Corporation ("TechTeam" or "Company"), was formed as a result of the 1987 merger of MegaVest Industries, Inc., a publicly traded corporation, and Computer Trade Development Corporation, a privately held company in the high technology industry. Computer Trade Development was founded in 1979 by Dr. William F. Coyro Jr. for the purpose of selling microcomputer equipment and providing microcomputer training and support services. Previous to the merger, MegaVest Industries, Inc. was a "blind-pool" company that was organized in 1986 solely for the purpose of investing in business opportunities, including acquisitions. Immediately after the merger the name of the company was changed to National TechTeam, Inc.

TechTeam has now evolved into a computer services company that provides call center services, corporate support services, systems integration, and training for major companies on an international scale. Headquartered in Dearborn, Michigan, TechTeam also supports customers through facilities located in Lansing, Southfield, and Troy, Michigan; Chicago, Illinois; San Francisco, California; Dallas, Texas; Indianapolis, Indiana; Seattle, Washington and Chelmsford, England.

DEPARTMENTS AND SERVICES

TechTeam is organized into functional departments along the service lines offered. These service lines are described in detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

National TechTeam provides integrated solutions in computer support and services, network services, computer training, consulting, and contract computer services. The Company has also formed strategic relationships with the major computer hardware and software manufacturers such as IBM, Hewlett-Packard, Novell, Sun, Netscape, Computer Associates, and Oracle, in order to sell, train, and support their products in corporate environments. TechTeam believes it is well positioned, with its integrated suite of services, to take advantage of one of the largest growing segments in the computer industry.

TechTeam continues to believe that the largest growth segment in the computer industry during the next decade will be in providing services to corporations to increase efficiency and manage computer technology more productively. The need for computer support and services has grown exponentially with the dramatic rise in computing power and the number of computer users. TechTeam believes that demand will continue to rise through the 1990's as networks proliferate and applications become even more sophisticated.

CUSTOMERS

TechTeam has developed a strong customer base. The Company's business activity has continued its positive upward trend with a number of significant announcements throughout 1995. In February, the Company announced a major systems integration contract with the Prosecuting Attorney's Association of Michigan to automate all 82 of their offices throughout Michigan. In July, TechTeam announced a significant new contract with AAA Michigan for a comprehensive computer help desk support center, and that it would provide office automation and end-user computer training for all north American locations of NBD Bank. In August, the Company announced a contract to provide technical support for the Visio product line. Also in 1995, TechTeam signed the largest new contract in the Company's history, with revenues conservatively estimated in excess of $10 million during the first year of the contract.

The Company has maintained its well balanced customer profile including, Ford Motor Company and two finance-related subsidiaries, Chrysler Corporation, Hewlett-Packard Corporation, Micrografx, Motorola, and AT&T to name a few. TechTeam continues to concentrate its marketing efforts toward best-in-class companies in their respective industries. Providing value added solutions, while improving productivity in hardware and software applications, computer training, consulting, contract computer services, and the management of computer technologies, is the Company's primary focus.

COMPETITION

The marketplace for computer support and services is intensely competitive.
The dramatic rise in the number of computer users, rapid technological advancements, and a surge in outsourcing has increased the demand for these services. TechTeam has concentrated on providing integrated solutions in call center services, corporate support services, systems integration, and training. TechTeam believes that there are many companies providing at least one service which competes directly with one or more of TechTeam's services. Many of these competitors are substantially larger than TechTeam and have greater financial, technical, and marketing resources. However, the Company believes there are several factors that contribute to its ability to compete effectively in the markets it serves. These include the breadth and quality of its integrated solutions, experience and success with best-in-class companies, diversification of its customer base, and its unique customer focused computer service offerings.

EMPLOYEES

As of March 15, 1996 TechTeam had a total of 1,056 employees of which 135 are part-time. TechTeam believes its relationship with its employees is excellent.

ITEM 2. PROPERTIES

The following table sets forth the primary real properties which TechTeam leases and occupies:

                                                                                         Approximate
                                                            Lease Term Beginning           Square
    Location                Function                            &  Expiring                Footage
    --------                --------                            -----------                -------
Dearborn, MI             World Headquarters                 11/16/87 - 04/01/97             15,290
Dearborn, MI             North American Training Center     10/01/88 - 04/01/97             19,468
Southfield, MI           World Call Center Headquarters     11/01/93 - 06/30/98             30,817
Chicago, IL              Chicago Regional Office            09/01/93 - 08/31/96              5,334
Dallas, TX               Dallas Regional Office             10/01/95 - 09/30/00             32,666
Troy, MI                 Training Center                    01/01/96 - 12/31/98              2,345
Indianapolis, IN         Training Center                    01/01/96 - 12/31/00              1,881
Seattle, WA              Call Center                        04/01/96 - 03/31/97              3,175


TechTeam believes that the facilities it occupies are well maintained and in good operating condition. The offices include general office space and 17 computer training classrooms equipped with microcomputers, workstations, UNIX and NT servers and X-terminals. Because some TechTeam services are performed at customer sites, the cost of maintaining multiple offices is minimized. In addition to the properties listed in the above table, TechTeam employs personnel and performs ongoing business in California and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

TechTeam is not aware of any legal proceedings against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

National TechTeam's common stock trades on The Nasdaq Stock Market under the symbol "TEAM". The following table reflects the high and low prices for each quarter for the two year period ended December 31, 1995.

                                    YEAR ENDED DECEMBER 31
                                 1995                     1994
                                 ----                     ----
             QUARTER       LOW         HIGH           LOW      HIGH
             First      $ 3.38       $ 5.25        $ 4.63    $ 9.63
             Second       4.00         6.50          5.75      8.25
             Third        5.25         7.25          5.13      7.50
             Fourth       5.00         6.00          4.63      7.63

National TechTeam has not paid cash dividends and anticipates that dividends will not be paid in the foreseeable future and that all retained earnings will be used to develop and expand TechTeam's business.

TechTeam had 1,079 shareholders of record as of March 15, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of TechTeam should be read in conjunction with the consolidated financial statements and related notes appearing in Item 8 of this report. In the opinion of management, the financial data presented below contains all adjustments necessary for fair presentation.

FOR THE YEAR:                                1995             1994             1993                 1992                 1991
                                             ----             ----             ----                 ----                 ----

Revenues                                $41,787,462       $30,224,428      $20,443,947          $10,902,266           $7,905,485
Income before tax provisions              4,077,303         3,371,924        2,769,098            1,031,301              141,428
Net income                                2,399,067         1,971,049        1,672,413              766,301               56,939
Earnings per share                             0.21              0.18             0.18                 0.09                 0.01
Weighted average number of
  shares outstanding                     11,360,768        10,981,183        9,306,255            8,421,756            7,618,221

AT YEAR END:

Current assets                          $16,191,444       $12,889,697       $6,173,176           $3,084,774           $2,023,040
Current liabilities                       3,838,529         1,173,196        2,005,995            2,036,810            1,477,581
Total assets                             22,285,523        17,148,682       10,299,647            4,130,459            2,650,229
Long-term liabilities                       555,028           146,460          214,100              104,362               39,587
Total shareholders' equity               17,891,966        15,829,026        8,079,552            1,989,287            1,133,061

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:

                                                                 Year Ended December 31
                                                            1995         1994         1993
                                                            ----         ----         ----
REVENUES:
         Call center services                               36.2%         23.7%        11.4%
         Corporate support services                         35.3          42.5         49.3
         Systems integration                                18.9          18.5         12.9
         Training programs                                   9.6          15.3         26.4
                                                           -----         -----        -----
TOTAL REVENUES                                             100.0%        100.0%       100.0%
                                                           =====         =====        =====

GROSS MARGIN (Revenues less directly related expenses):
         Call center services                               30.7%         32.2%        23.3%
         Corporate support services                         29.6          27.4         22.9
         Systems integration                                 0.2           5.4          5.0
         Training programs                                  10.8          21.6         30.4
                                                           -----          ----         ----
TOTAL GROSS MARGIN                                          22.6          23.6         22.6
SELLING, GENERAL AND ADMINISTRATIVE AND INTEREST           (12.9)        (12.9)        (9.1)
GAIN ON SALES OF INVESTMENT                                  -             0.5          -
                                                           -----          ----         ----
NET MARGIN (INCOME BEFORE TAX PROVISIONS)                    9.7%         11.2%        13.5%
                                                           =====          ====         ====


COMPARATIVE PERFORMANCE 1995 VERSUS 1994

National TechTeam established new records for revenues and earnings in 1995. TechTeam earned net income of $2,399,067, or $.21 per share, for 1995 as compared to a net income of $1,971,049, or $.18 per share, for 1994. The Company's total revenues increased by $11,563,024 in 1995 to $41,787,462, a 38.3% increase over 1994 revenues.

Call center services - Revenues from call center operations increased by $7,950,297 in 1995. This was a 110.8% increase over call center revenues in 1994. The Company had 18 contracts in place at December 31, 1995 compared to the seven contracts at December 31, 1994. The margin on this line of service decreased between 1994 and 1995 as start-up costs related to new contracts were incurred, mitigated to some extent by amounts billed at the commencement of certain new contracts; see Notes to the Consolidated Financial Statements, Note A - Summary of Significant Accounting Policies, Revenue recognition. This service line consists of international 800 and 900 telephone support for computer hardware, computer software and other products and services.

Corporate support services - There was a $1,895,098 (14.8%) increase in revenues generated from providing computer support and contract staffing services. The margin on this line of service increased between 1994 and 1995 because of increased utilization of staff resources. The increase in corporate support services revenues resulted from continued customer demand for TechTeam's computer services personnel at Ford and other major accounts. Corporate support services includes a variety of technical services, including consulting, programming services, and the placement of computer personnel at customer sites to support end-user applications via on-site help desks and telephone hotline services. Contracts for these services are generally negotiated on an hourly rate basis or are priced on a project basis.

Systems integration - There was a $2,313,190 (41.3%) increase in revenues in this service line between 1994 and 1995. The increased revenues reflect a growing demand for TechTeam's systems integration, database design and applications development services. The margin on this line of service decreased between 1994 and 1995 as the Company incurred losses in excess of $100,000 related to settlement of a lawsuit and experienced substantial margin pressure on the sale of the Company's computer hardware and software products.

Training programs - Revenues for 1995 decreased $595,561 (12.9%) as compared to 1994, due to a reduced scope of training services for a major customer. The Company's experience is that enrollments are somewhat cyclical in nature. The margin on this line of service decreased between 1994 and 1995 as the Company incurred substantial start-up costs for a major new contract and charged to expense all remaining assets of TechTeam's Ford training operations in the United Kingdom. Training programs consist of instructor led training for word processing, spreadsheets, graphics, data bases, desktop publishing, operating systems, and systems administration for JAVA, NT, Windows, OS/2 and UNIX and mainframe operating systems.

Selling, general and administrative and interest - These expenses, as a percent of revenues, were 12.9% in 1995 and 1994.

Tax provisions - TechTeam recognized $1,268,236 of Federal income tax in 1995, resulting in an effective tax rate of 34.6% for 1995 compared to 35.7% for 1994. The Michigan Single Business Tax in 1995 was $410,000, with an effective tax rate of 10.1% compared to 9.1% for 1994.

COMPARATIVE PERFORMANCE 1994 VERSUS 1993 (See 1995 versus 1994 for general information on each service line.)

1994 was TechTeam's previous record year in terms of both revenues and earnings. TechTeam earned net income of $1,971,049, or $.18 per share, for 1994 as compared to a net income of $1,672,413, or $.18 per share, for 1993. TechTeam's total revenues increased by $9,780,491 in 1994 to $30,224,438, a 47.8% increase over 1993 revenues.

Call center services - This service line commenced in the second quarter of 1993, and the Company had seven contracts in place at December 31, 1994 compared to the four contracts at December 31, 1993. The margin on this line of service increased between 1993 and 1994 as the product offerings matured and start-up costs were reduced.

Corporate support services - There was a $2,751,788 (27.3%) increase in revenues generated from providing computer support and contract staffing services. The margin on this line of service increased between 1993 and 1994 because of increased utilization of staff resources. The increase in corporate support services revenues resulted from continued customer demand for TechTeam's computer services personnel at Ford and other major accounts.

Systems integration - There was a $2,954,178 (111.6%) increase in revenues in this service line between 1993 and 1994. The increase was primarily attributable to $1,710,299 additional revenue generated by National TechTeam of Illinois, Inc. (formerly Micro Systems Group, Inc.) in 1994 versus 1993; this company was acquired by the Company on September 30, 1993. The increased revenues also reflect a growing demand for TechTeam's systems integration, database design and applications development services.

Training programs - Revenues for 1994 decreased $773,141 (14.4%) as compared to 1993, due to a reduced scope of training services for a major customer. The Company's experience is that enrollments are somewhat cyclical in nature. The margin on this line of service decreased between 1993 and 1994 because of reduced utilization of TechTeam's training capacity.

Selling, general and administrative and interest - These expenses, as a percent of revenues, were 12.9% in 1994 compared with 9.1% in 1993. These costs increased in response to increased business activity and to support the Company's expansion in Europe.

Gain on sales of investment - In 1994 TechTeam sold a portion of its investment in Action Trac.

Tax provisions - TechTeam recognized $1,095,000 of Federal income tax in 1994, resulting in an effective tax rate of 35.7% for 1994 compared to 34.7% for 1993. The Michigan Single Business Tax in 1994 was $305,875, with an effective tax rate of 9.1% compared to 7.5% for 1993.

IMPACT OF BUSINESS WITH MAJOR CUSTOMERS



                                                                                  Percentage
                                                                             Increase/(Decrease)    Percentage of
                                                               Amount          From Prior Year      Total Revenues
                                                               ------          ---------------      --------------
         Ford Motor Company ("Ford")
                     1995                                   $15,584,964               9.8%               37.3%
                     1994                                    14,195,853               3.6                47.0
                     1993                                    13,703,312              54.0                67.0

         Hewlett-Packard Company ("Hewlett-Packard")
                     1995*                                $   7,269,445                -                 17.4%

         Chrysler Corporation ("Chrysler")
                     1995                                 $   4,162,419              26.3%               10.0%
                     1994                                     3,294,788             160.2                10.9
                     1993                                     1,266,320              72.9                 6.2

         Corel Corporation ("Corel")
                     1995                                 $   2,737,601             (25.8%)               6.6%
                     1994                                     3,687,298             789.4                12.2
                     1993*                                      414,604                -                  2.0

         Novell, Inc. ("Novell")
                     1995                                 $     522,973             (76.7%)               1.3%
                     1994                                     2,260,203              31.6                 7.5
                     1993*                                    1,717,417                -                  8.4

                     *First year of business relationship


Services provided to Ford and Chrysler consist of contract computer end-user support including on-site help desks and hotline telephone support, programming services, documentation services, and classroom training programs. National TechTeam provides these services to virtually all Ford divisions and two finance-related Ford subsidiaries. Services provided to Hewlett-Packard, Corel and Novell consist of help desk telephone support provided from TechTeam call center sites.

While the large concentration of business with Ford contributes significantly to earnings, management is aware of, and has acted upon, the need to diversify its customer base from both a customer and industry perspective. TechTeam's services are not specific to any single industry and can be beneficial to most large corporations. TechTeam's computer support services and training programs cover most of the popular software applications and can be customized to improve the productivity of microcomputer users in most companies. Continuing efforts to increase sales outside of Ford have produced positive results, as total revenues from non-Ford customers were $26,202,498 in 1995, compared to $16,028,585 in 1994 and $6,740,635 in 1993; this represents a 288.7% increase over the two year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's need for capital is dependent upon factors common to most businesses, such as the rate of business growth and whether sufficient capital can be generated internally from profits, or must be raised externally to meets its objectives. Indicators of the Company's growing financial strength are summarized below:

                                                                           December 31
                                                            1995              1994               1993
                                                            ----              ----               ----
         Working capital                                $12,352,915       $11,716,501         $4,167,181
         Current ratio                                      4.2               11.0                3.1
         Debt as a percentage of total capitalization       2.9%                .1%               6.6%
         Shareholders' equity                           $17,891,966       $15,829,026         $8,079,552

The Company's working capital was $12,352,915 at December 31, 1995 an increase of 5.4% from December 31, 1994. This increase was due primarily to 1995 operating results (reflected primarily in higher accounts receivable balances due to increased sales).

TechTeam has a line-of-credit agreement with NBD Bank which provides for short-terms borrowings of up to $3,500,000; the credit is unsecured. The line-of-credit is at the prime rate. There were no borrowings under the credit agreement at December 31, 1995. The Company expects to borrow under this arrangement to finance anticipated increases in accounts receivable balances.

TechTeam invested $680,000 in new computer equipment for its training classrooms in 1993, which was financed through existing working capital and through two year bank term notes and $1,057,000 in telecommunications hardware and software in 1995 which was financed through a five year bank term note. Management believes sufficient cash resources exist to support its current long-term growth strategies either through currently available cash, cash generated from future operations, or the ability for the Company to obtain additional financing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                     PAGE NUMBER(S)
                                                                                                                     --------------
The following consolidated financial statements of National TechTeam, Inc. and subsidiaries are included in Item 8:

      Report of independent auditors.                                                                                      10

      Consolidated Statements of Operations - Years Ended December 31, 1995, 1994 and 1993.                                11

      Consolidated Statements of Financial Position - December 31, 1995 and 1994.                                        12 - 13

      Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1995, 1994 and 1993.                      14

      Consolidated Statements of Cash Flows - Years Ended December 31, 1995, 1994 and 1993.                                15

      Notes to the Consolidated Financial Statements                                                                     16 - 23

The following financial statement schedules of National TechTeam, Inc. and Subsidiaries are included pursuant to the requirements of Item 14(d): None.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                      This Page Intentionally Left Blank

                        [ERNST & YOUNG LLP LETTERHEAD]




                        Report of Independent Auditors




Board of Directors
National TechTeam, Inc.


We have audited the accompanying consolidated statements of financial position of National TechTeam, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National TechTeam, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                        /s/ ERNST & YOUNG LLP

February 23, 1996

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended December 31
                                                                1995            1994            1993
                                                           ------------    ------------    ------------

REVENUES -- NOTE B
   Call center services                                   $  15,123,294    $  7,172,997    $  2,325,331
   Corporate support services                                14,732,050      12,836,952      10,085,164
   Systems integration                                        7,914,414       5,601,224       2,647,046
   Training programs                                          4,017,704       4,613,265       5,386,406
                                                           ------------    ------------    ------------
                                                             41,787,462      30,224,438      20,443,947
                                                           ------------    ------------    ------------

COSTS AND EXPENSES
   Call center services                                      10,485,945       4,862,186       1,783,700
   Corporate support services                                10,368,907       9,321,694       7,775,458
   Systems integration                                        7,899,636       5,298,511       2,515,394
   Training programs                                          3,582,528       3,616,524       3,746,700
   Selling, general and administrative                        5,349,034       3,872,159       1,786,900
   Interest                                                      24,109          33,911          66,697
                                                           ------------    ------------    ------------
                                                             37,710,159      27,004,985      17,674,849
                                                           ------------    ------------    ------------

REVENUES LESS COSTS AND EXPENSES                              4,077,303       3,219,453       2,769,098
GAIN ON SALES OF INVESTMENT                                           -         152,471               -
                                                           ------------    ------------    ------------
INCOME BEFORE TAX PROVISIONS                                  4,077,303       3,371,924       2,769,098
TAX PROVISIONS -- NOTE F                                      1,678,236       1,400,875       1,096,685
                                                           ------------    ------------    ------------

NET INCOME                                                $   2,399,067    $  1,971,049    $  1,672,413
                                                           ============    ============    ============

PRIMARY AND FULLY DILUTED
   EARNINGS PER SHARE                                             $0.21           $0.18           $0.18
                                                           ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES AND COMMON SHARE
   EQUIVALENTS OUTSTANDING
   Primary                                                   11,360,768      10,981,183       9,306,255
   Fully diluted                                             11,360,768      11,079,136       9,522,940


See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                         December 31,
ASSETS                                                               1995            1994
                                                                ------------   -------------
CURRENT ASSETS
   Cash and cash equivalents                                   $   1,717,543   $     412,559
   Temporary investments                                                   -       3,500,000
   Accounts receivable -- Note B                                  13,269,272       7,751,801
   Note receivable - current portion                                  53,333               -
   Inventories                                                       769,545         499,748
   Refundable income tax                                                   -         384,258
   Other                                                             381,751         341,331
                                                                ------------   -------------
   Total current assets                                           16,191,444      12,889,697
                                                                ------------   -------------



PROPERTY AND EQUIPMENT -- NOTE D
   Office furniture and equipment                                  6,622,953       4,017,641
   Transportation equipment                                          154,395         138,572
   Leasehold improvements                                            681,223         345,701
                                                                ------------   -------------
                                                                   7,458,571       4,501,914
   Less - Accumulated depreciation and amortization                2,898,257       1,861,876
                                                                ------------   -------------
                                                                   4,560,314       2,640,038
                                                                ------------   -------------



OTHER ASSETS
   Goodwill (less accumulated amortization of $354,512 at
      December 31, 1995 and $193,306 at December 31, 1994)
      -- Note H                                                    1,252,585       1,413,791
   Note receivable - long-term                                       102,222               -
   Other                                                             178,958         205,156
                                                                ------------   -------------
                                                                   1,533,765       1,618,947
                                                                ------------   -------------
TOTAL ASSETS                                                   $  22,285,523   $  17,148,682
                                                                ============   =============

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                        December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                1995            1994
                                                                -----------    ------------
CURRENT LIABILITIES
   Current portion of long-term debt                            $    96,884    $    140,100
   Accounts payable                                                 893,965         287,403
   Accrued payroll, related taxes and withholdings                2,037,446         494,181
   Deferred income tax -- Note F                                     89,839          65,850
   Federal income tax payable                                       160,116               -
   Deferred revenue and unapplied receipts                          431,967          47,540
   Other                                                            128,312         138,122
                                                                -----------    ------------
   Total current liabilities                                      3,838,529       1,173,196
                                                                -----------    ------------

LONG-TERM LIABILITIES
   Deferred income tax -- Note F                                    116,066         146,460
   Long-term debt, less current portion -- Note D                   438,962               -
                                                                -----------    ------------
                                                                    555,028         146,460
                                                                -----------    ------------
SHAREHOLDERS' EQUITY -- NOTES E, G, J AND K
   Preferred stock, par value $.01
      Authorized -- 5,000,000 shares
      None issued
   Common stock, par value $.01
      Authorized -- 45,000,000 shares
      Issued:
        11,407,666 shares at December 31, 1995                      114,077
        10,989,166 shares at December 31, 1994                                      109,892
   Additional paid-in capital                                    12,601,925      12,035,229
   Retained earnings                                              6,082,972       3,683,905
                                                                -----------    ------------
   Total                                                         18,798,974      15,829,026
   Less - Treasury stock (200,000 shares at
      December 31, 1995)                                            907,008               -
                                                                -----------    ------------
   Total shareholders' equity                                    17,891,966      15,829,026
                                                                -----------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $22,285,523    $ 17,148,682
                                                                ===========    ============


See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

                                                                                    Additional
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                      Common          Paid-In          Retained       Treasury
                                                                     Stock           Capital          Earnings         Stock
                                                                   ---------       ------------      -----------     ----------
Balance at January 1, 1993                                         $  72,288       $  1,876,556      $    40,443     $        -
   Proceeds from issuance of 475,150
      shares of common stock -- Note G                                 4,752            320,726                -              -
   Proceeds from issuance of 1,291,750
      shares under stock option plans -- Note J                       12,917          1,977,783                -              -
   Shares issued to acquire
      Micro Systems Group, Inc. -- Note H                              6,241          2,072,025                -              -
   Tax benefit from exercise of employee stock options and other           -             23,408                -              -
   Net income for 1993                                                     -                  -        1,672,413              -
                                                                   ---------       ------------      -----------     ----------
Balance at December 31, 1993                                          96,198          6,270,498        1,712,856              -
   Proceeds from issuance of 1,060,731
      shares of common stock -- Note G                                10,607          5,010,227                -              -
   Proceeds from issuance of 308,625
      shares under stock option plans -- Note J                        3,087            574,123                -              -
   Tax benefit from exercise of employee stock options and other           -            180,381                -              -
   Net income for 1994                                                     -                  -        1,971,049              -
                                                                   ---------       ------------      -----------     ----------
Balance at December 31, 1994                                         109,892         12,035,229        3,683,905              -
   Proceeds from issuance of 418,500
      shares under stock option plans -- Note J                        4,185            256,475                -              -
   Tax benefit from exercise of employee stock options and other           -            310,221                -              -
   Purchase of common stock -- Note K                                      -                  -                -       (907,008)
   Net income for 1995                                                     -                  -        2,399,067              -
                                                                   ---------       ------------      -----------     ----------
Balance at December 31, 1995                                       $ 114,077       $ 12,601,925      $ 6,082,972     $ (907,008)
                                                                   =========       ============      ===========     ==========


See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31
                                                                                 1995               1994             1993
                                                                             -----------      -------------      -----------
OPERATING ACTIVITIES
   Net income                                                                $ 2,399,067      $   1,971,049      $ 1,672,413
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                        1,594,250          1,037,279          572,927
          Provision for uncollectible accounts receivable                        123,143             30,308           15,549
          Provision for deferred income tax                                      (89,631)           138,310          128,000
          (Gain) on sales of investment                                                -           (152,471)               -
          (Gain)/loss on sales of equipment and other                             55,209             (3,878)         (27,180)
          Changes in current assets and liabilities:
               Accounts receivable                                            (5,640,614)        (2,725,807)      (2,240,166)
               Inventories                                                      (269,797)          (130,574)          14,582
               Other current assets                                              (40,420)          (168,268)         (15,956)
               Accounts payable                                                  606,562           (173,373)         156,174
               Accrued payroll, related taxes and withholdings                 1,543,265            128,159          309,144
               Federal income tax                                                544,374           (892,231)         399,795
               Deferred revenue and unapplied receipts                           384,427            (99,091)          65,239
               Other current liabilities                                          (9,810)          (182,233)        (214,133)
          Net cash provided by (used in) operating activities                -----------      -------------      -----------
                                                                               1,200,025         (1,222,821)         836,388
                                                                             -----------      -------------      -----------
INVESTING ACTIVITIES
   Purchases of property and equipment                                        (3,187,027)          (864,798)      (2,145,003)
   Development of training manuals                                              (117,970)          (116,722)         (82,132)
   Purchases of temporary investments                                           (100,000)       (12,388,000)               -
   Proceeds from sales of temporary investments                                3,600,000          8,888,000                -
   Proceeds from sales of investment                                                   -            160,000                -
   Issuance of note receivable                                                  (160,000)                 -                -
   Proceeds from sales of property and equipment
      and other assets                                                            22,630             23,227           53,256
   Net cash of Micro Systems Group, Inc. at acquisition date                           -                  -            3,005
   Other assets - net                                                            (12,293)            13,082          (18,902)
                                                                             -----------      -------------      -----------
          Net cash provided by (used in) investing activities                     45,340         (4,285,211)      (2,189,776)
                                                                             -----------      -------------      -----------
FINANCING ACTIVITIES
   Proceeds from long-term borrowings                                            565,998                  -          680,000
   Proceeds from issuance of common stock                                        570,881          5,778,425        2,339,586
   Purchase of Company common stock                                             (907,008)                 -                -
   Payments on short-term borrowings                                                   -                  -       (1,126,830)
   Payments on long-term borrowings                                             (170,252)          (432,471)        (372,514)
                                                                             -----------      -------------      -----------
          Net cash provided by financing activities                               59,619          5,345,954        1,520,242
                                                                             -----------      -------------      -----------
          Increase (decrease) in cash and cash equivalents                     1,304,984           (162,078)         166,854
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   412,559            574,637          407,783
                                                                             -----------      -------------      -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $ 1,717,543      $     412,559      $   574,637
                                                                             ===========      =============      ===========

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The consolidated financial statements include the accounts of National TechTeam, Inc. and its wholly-owned subsidiaries TechTeam Europe, Ltd. and National TechTeam of Illinois, Inc., formerly Micro Systems Group, Inc. ("MSG"). Collectively, these companies are referred to as the "Company" or "TechTeam." Intercompany accounts and transactions have been eliminated as appropriate.

Cash and cash equivalents: Cash includes both interest bearing and non-interest bearing deposits which are available on demand. Cash equivalents include all liquid investments with a maturity of three months or less when purchased, including money market funds held at banks.

Temporary investments: The December 31, 1994, temporary investments consisted of tax free municipal obligations, stated at cost, which equals market value. Repayment of the principal amount of these investments was guaranteed by letters of credit issued by a bank. The Company classified the debt securities held at December 31, 1994, as temporary investments as they were available for sale.

Inventories: Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market and consist principally of computer equipment and software.

Property and equipment: Property and equipment are stated at cost. Property and equipment are depreciated on the straight-line method over their estimated useful lives, ranging from 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful lives of the improvements.

Goodwill: Represents the excess cost over the fair value of net assets acquired in the acquisition of MSG and is amortized on a straight-line basis over 10 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired.

Revenue recognition: Revenues from call center services, corporate support services, systems integration, and training are recognized as services are performed. Revenues from product sales are recognized when title is transferred to the customer. Under the terms of certain call center service contracts, customers are required to pay certain amounts at the commencement of the contract. Amounts billed under this provision of such contracts aggregated $1,655,700 in 1995 and $19,600 in 1994; all such amounts were recognized as revenues when billed.

Deferred revenue: TechTeam receives advance payments from customers under certain lease and maintenance agreements. These payments are recognized as revenues when earned. All deferred revenue recorded at December 31 is expected to be earned in the subsequent year.

Deferred income taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock options: TechTeam accounts for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

Earnings per share: Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding during each year presented. Common share equivalents consist of stock options and warrants and are calculated using the treasury stock method.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates: Preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions made.

NOTE B - DESCRIPTION OF THE BUSINESS

The Company provides call center services, corporate support services, systems integration, and training for major companies on an international scale.

Revenues and accounts receivable from major customers are summarized as follows:


                                                 Revenues            Accounts Receivable
                                              for  the Year              at Year End
                                              -------------              -----------
Ford Motor Company ("Ford")
           1995                                $15,584,964                $4,863,948
           1994                                 14,195,853                 2,487,263
           1993                                 13,703,312                 2,192,175

Hewlett-Packard Company ("Hewlett-Packard")
           1995*                               $ 7,269,445                $2,923,934

Chrysler Corporation ("Chrysler")
           1995                                $ 4,162,419                $1,221,121
           1994                                  3,294,788                 1,457,273
           1993                                  1,266,320                   356,075

Corel Corporation ("Corel")
           1995                                $ 2,737,601                $  268,550
           1994                                  3,687,298                   537,972
           1993*                                   414,604                   414,604

Novell, Inc. ("Novell")
           1995                                $   522,973                $  193,682
           1994                                  2,260,203                   508,736
           1993                                  1,717,417                   436,385

           *First year of business relationship

Allowances for potentially uncollectible accounts receivable at December 31, 1995 and 1994 were $200,000 and $76,857, respectively. The Company generally does not require collateral from its customers. Credit losses experienced have been consistent with Management's expectations.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTE C - LEASES

The Company leases its corporate offices, other office facilities and certain office equipment under noncancelable operating leases expiring over the next five years. These leases are renewable with various options and terms. Total rental expense was $1,344,574 in 1995, $1,000,992 in 1994 and $595,366 in 1993.

Minimum future payments under noncancelable operating leases with initial terms of one year or more at December 31, 1995 were:

                         Year               Operating Leases
                         ----               ----------------
                         1996                     $1,556,786
                         1997                      1,042,704
                         1998                        660,992
                         1999                        406,446
                         2000                        288,455
                                                   ---------
             Total minimum lease payments         $3,955,383
                                                   =========


NOTE D - FINANCING ARRANGEMENTS AND LONG-TERM DEBT

TechTeam has an agreement with NBD Bank which provides for short-term borrowings of up to $3,500,000; the credit is unsecured. Borrowings are at the prime rate. There were no borrowings under the agreement at December 31, 1995.

The following amounts relate to short-term borrowings:

                     Maximum Amount        Average Amount       Average Cost of
         Year            Borrowed             Borrowed             Borrowings
         ----            --------             --------             ----------

         1995        $      -0-           $      -0-                  0.0%
         1994           1,220,000              201,666                5.3%
         1993           1,199,830              666,719                5.8%





Long-term debt consists of the
following:


                                                         December 31
                                                  1995                1994
                                                  ----                ----

Total amounts due under term notes              $535,846             $140,100
Less-current portion                              96,884              140,100
                                                 -------              -------
                                                $438,962             $      -
                                                 =======              =======



Term notes consist of notes payable with interest of 8.9% held by NBD Bank with maturities as follows: 1996 - $96,884; 1997 -$105,868; 1998 - $115,684;
1999 - $126,410; and 2000 - $91,000. These notes require monthly payments of principal and interest and are collateralized by specific telecommunications hardware and software used for call center operations.

Interest paid was $24,109 in 1995, $33,911 in 1994, and $75,300 in 1993.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTE E - EMPLOYEE RETIREMENT PLAN

The Company has a 401(k) Retirement Savings Plan which covers substantially all employees. Under the provisions of the Plan, the Company will match employee contributions in amounts up to 3% of gross compensation; contributions were $247,181 in 1995, $163,087 in 1994 and $88,392 in 1993. The Company's policy is to fund employee contributions and the Company's matching contributions each pay period. Contributions are deposited with the trustee, NBD Bank, and then invested in six funds at the direction of the participants. Effective in 1996, the Company's matching contributions are credited only to the National TechTeam Stock Fund for the benefit of each participant.


NOTE F - TAX PROVISIONS

Tax provisions are as follows:

                                                       Year Ended December 31
                                             1995              1994               1993
                                             ----              ----               ----
Federal income tax:
      Currently payable                   $1,357,867        $  956,690         $  760,000
      Deferred (credit)                      (89,631)          138,310            128,000
                                          ----------         ----------         ----------
      Total                                1,268,236         1,095,000            888,000
Michigan single business tax                 410,000           305,875            208,685
                                          ----------        ----------         ----------
                                          $1,678,236        $1,400,875         $1,096,685
                                           =========         =========          =========

Tax payments                              $  905,000        $2,022,000         $  535,500
                                          ==========         =========         ==========

A reconciliation of the Federal income tax provision and the amount computed by applying the Federal statutory income tax rate to earnings before Federal income tax follows:

                                                                        Year Ended December 31
                                                                1995                1994          1993
                                                                ----               -----         -----
Income tax at Federal statutory rate of 34%                  $ 1,246,883         $1,042,457    $ 870,540
Goodwill, intangibles and other permanent differences             21,353             52,543       17,460
                                                              ----------          ---------      -------
                                                             $ 1,268,236         $1,095,000    $ 888,000
                                                              ==========          =========      =======

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTE F - TAX PROVISIONS (Continued)

The principal components of the deferred Federal income tax provision/(credit) are as follows:

                                                                        Year Ended December 31
                                                               1995              1994               1993
                                                               ----              ----               ----
Prepaid expenses                                            $ (2,143)          $ 80,056          $    418
Accelerated tax depreciation                                  28,909             10,672            39,858
Inventory valuation                                                -                  -            33,320
Allowance for uncollectible accounts receivable              (41,868)           (10,305)           (5,287)
Conversion of MSG to accrual basis of tax accounting         (76,078)            76,078               -
Other                                                        ( 1,549)           (18,191)           59,691
                                                            --------           --------          --------
                                                            $(89,631)          $138,310          $128,000
                                                            ========           ========          ========


The principal components of deferred Federal income tax balances, and the classification thereof in the Consolidated Statement of Financial Position, are as follows:

                                                                 December 31
                                               1995                                   1994
                                               ----                                   ----
                                      Assets         Liabilities             Assets         Liabilities
                                      ------         -----------             ------         -----------
Allowance for uncollectible
 accounts receivable                  $68,000          $    -                $26,132          $    -
Sale of other assets                   15,226               -                 15,823               -
Prepaid expenses                          -              89,839                  -              91,982
Accelerated tax depreciation              -             116,066                  -              87,157
Conversion of MSG to accrual
 basis of tax accounting                  -                 -                    -              76,078
Other                                     -                 -                    952               -
                                      -------          --------              -------          --------
                                      $83,226          $205,905              $42,907          $255,217
                                      =======          ========              =======          ========


Included in income before tax provisions are losses from foreign operations of $320,641 in 1995, $520,753 in 1994 and $83,683 in 1993.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTE G - STOCK TRANSACTIONS

A summary of stock transactions other than those discussed in Notes H and J for the three years ended December 31, 1995 is as follows:

                                                               Shares       Proceeds
                                                              -------       -------
                      1993
                      ----
Warrants issued in 1990 and 1991 and exercised in 1993         475,150     $  325,478
                                                               =======     ==========

                      1994
                      ----
Warrants issued in 1990 and 1991 and exercised in 1994          41,667     $   45,834
Private placement of common shares at
     $5.00 per share                                           618,000      3,090,000
     $4.70 per share                                           401,064      1,885,000
                                                             ---------     ----------
                                                             1,060,731     $5,020,834
                                                             =========     ==========

                      1995
                      ----
None


NOTE H - ACQUISITION

TechTeam acquired all of the outstanding shares of MSG in September 1993. The transaction was structured as a stock-for-stock exchange and 624,104 shares (valued at $2,078,266) of TechTeam's restricted common stock were issued. The purchase method of accounting was used to record the acquisition and $1,607,097 was recorded as goodwill. The following pro-forma financial information includes the operations of MSG and an adjustment for amortization of goodwill.

                                       Year Ended December 31
                                               1993
                                              -----
    Revenues                                $22,366,778
    Costs and expenses                       19,917,557
    Income before tax provisions              2,449,221
    Net income                                1,562,813
    Earnings per share                             $.17


NOTE I - RELATED PARTY TRANSACTIONS

TechTeam paid legal fees of $119,876 in 1995, $73,591 in 1994 and $117,128 in 1993 to law firms whose members included directors, officers or shareholders of TechTeam. In addition, TechTeam paid $39,587 in 1995, $42,444 in 1994 and $47,275 in 1993 for employee travel expenses to a travel agency which is 50%-owned by a TechTeam director.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTE J - STOCK OPTIONS

                                                                 EMPLOYEES                         DIRECTORS
                                                                 ---------                         ---------

                                 Total Shares             Shares             Price          Shares           Price
                                 ------------             ------             -----          ------           -----
Outstanding
January 1, 1993                     2,275,000            617,000          .59-2.32         185,000            0.59

   Granted                            190,000            140,000         2.88-4.82          50,000            4.82
   Exercised                       (1,291,750)          (188,750)         .59-2.00               -
   Cancelled                         (220,000)            (5,000)             1.20               -
                                -------------        -----------                        ----------
Outstanding
December 31, 1993                     953,250            563,250          .59-4.82         235,000        .59-4.82

   Granted                            335,500            235,500         5.00-6.38         100,000            7.00
   Exercised                         (308,625)          (153,625)         .59-2.88               -
   Cancelled                          (22,500)           (22,500)        3.81-6.38               -
                                -------------        -----------                        ----------

Outstanding
December 31, 1994                     957,625            622,625          .59-6.38         335,000        .59-7.00

   Granted                            338,000            338,000  (1)  4.50-5.3125               -               -
   Exercised                         (418,500)          (233,500)         .59-2.88        (185,000)           0.59
   Cancelled                         (208,000)          (208,000) (1)    4.50-6.38               -               -
                                -------------        -----------                        ----------

Outstanding
December 31, 1995                     669,125 (2)        519,125         1.20-6.38         150,000       4.82-7.00
                                =============        ===========      ============      ==========      ==========

                                            OTHERS
                                            ------
                                    Shares           Price
                                    ------           -----
Outstanding
January 1, 1993                  1,473,000        .52-3.00

   Granted                               -
   Exercised                    (1,103,000)       .52-2.78
   Cancelled                      (215,000)       .57-2.32
                             -------------
Outstanding
December 31, 1993                  155,000        .59-3.00

   Granted                               -
   Exercised                      (155,000)       .59-3.00
   Cancelled                             -
                             -------------

Outstanding
December 31, 1994                        -               -

   Granted                               -               -
   Exercised                             -               -
   Cancelled                             -               -
                             -------------

Outstanding
December 31, 1995                        -               -
                             =============      ==========


(1) In February 1995, the Company cancelled 183,000 options at prices ranging from $5.00 to $6.38 and regranted them at $4.50.
(2) Of the 669,125 options outstanding at December 31, 1995
   a) 131,125 are currently exercisable through the fourth quarter 1998;
   b) 200,000 are currently exercisable through the fourth quarter 1999; and
   c) 338,000 will be exercisable in the first quarter 1996 through the fourth quarter 2001.


Exercise prices for all options granted by TechTeam equaled or exceeded fair market value at date of grant and, therefore, no compensation expense related to these options was recorded.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTE K - STOCK BUY-BACK PROGRAM

In February, 1995, the Board of Directors of the Company authorized a stock buy-back program. The program provided for the open market purchase of up to $4,000,000 of the Company's common stock. The repurchase program terminated July 31, 1995 with 200,000 shares repurchased at a total cost of $907,008.

NOTE L - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly consolidated results of operations are summarized as follows:


                                                                Quarter Ended
                                           March 31        June 30     September 30     December 31
                                           --------        -------     ------------     -----------
1995
----

Revenues                                 $8,460,857     $9,610,262      $10,562,202     $13,154,141
Income before tax provisions                908,662      1,264,894          676,675       1,227,072
Net income                                  539,227        775,109          346,540         738,191
Earnings per share                              .05            .07              .03             .07

1994
----

Revenues                                 $6,827,299     $7,640,227     $  8,050,161    $  7,706,751
Income before tax provisions                462,465      1,199,772        1,099,303         610,384
Net income                                  273,599        720,606          621,538         355,306
Earnings per share                              .03            .07              .06             .03

1993
----

Revenues                                 $3,817,267     $4,507,827     $  5,419,685    $  6,699,168
Income before tax provisions                548,132        733,387          889,866         597,713
Net income                                  331,157        449,387          544,498         347,371
Earnings per share                              .04            .05              .06             .03



Quarterly earnings per share may not add to annual earnings per share because of rounding and new shares issued during the year.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in accountants, disagreements, or other events requiring reporting under this Item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required is set forth under the caption "Election of Directors and Management Information" in the Proxy Statement relating to the 1996 Annual Meeting of Shareholders to be held on May 15, 1996, which is incorporated herein by reference.

Information required pertaining to compliance with Section 16(a) of the Securities and Exchange Act of 1934 is set forth under the caption "Election of Directors and Management Information - Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Executive Officers" in the Proxy Statement relating to the 1996 Annual Meeting of Shareholders to be held on May 15, 1996, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required is set forth under the caption "Executive Compensation" in the Proxy Statement relating to the 1996 Annual Meeting of Shareholders to be held on May 15, 1996, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required is set forth under the caption "Election of Directors and Management Information - Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Executive Officers" in the Proxy Statement relating to the 1996 Annual Meeting of Shareholders to be held on May 15, 1996, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required is set forth under the caption "Executive Compensation - Certain Relationships and Related Transactions" in the Proxy Statement relating to the 1996 Annual Meeting of Shareholders to be held on May 15, 1996, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)     Certain documents filed as part of the Form 10-K
           See Item 8. Financial Statements and Supplementary Data and (d) below.

   (b)     Reports on Form 8-K
           Reports on Form 8-K filed by the Company during the last quarter of the year ended December 31, 1995: None

   (c)     Exhibits required by Item 601 of Regulation S-K
           The response to this portion of Item 14 is submitted as a separate section of this Report under the caption, Index of Exhibits

   (d)     Financial statements schedules required by Regulation S-X
           The response to this portion of Item 14 is submitted as a separate section of this Report under the caption, Item 8. Financial Statements and Supplementary Data.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NATIONAL TECHTEAM, INC.


Date: March 22, 1996        By:/s/ Lawrence A. Mills                 Lawrence A. Mills
      --------------           -------------------------             Senior Vice President,
                                                                     Chief Financial Officer
                                                                     and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 22, 1996.




/s/William F. Coyro Jr.                       Director, Chairman of the Board,
----------------------------                  Chief Executive Officer
   William F. Coyro Jr.


/s/Valerie J. Niemiec                         Director
----------------------------
   Valerie J. Niemiec


/s/Wallace D. Riley                           Director
----------------------------
   Wallace D. Riley


/s/Charles H. Roeske                          Director
----------------------------
   Charles H. Roeske


/s/Richard G. Somerlott                       Director
----------------------------
   Richard G. Somerlott


/s/LeRoy H. Wulfmeier III                     Director
----------------------------
   LeRoy H. Wulfmeier III


 /s/Karen J. Matheny                          Controller
----------------------------
    Karen J. Matheny (Chief Accounting Officer)

                               INDEX OF EXHIBITS


EXHIBIT                                                                                  PAGE
NUMBER      EXHIBIT                                                                     NUMBER
-------     -------                                                                     ------

  3.1       Certificate of Incorporation of the Company filed with the Delaware
            Secretary of State on September 14, 1987.                                     *(1)

  3.2       Certificate of Amendment dated November 27, 1987 to the Company's
            Certificate of Incorporation to change the par value from $ .001 to
            $.01 per share.                                                             3.2*(3)

  3.3       Restated Bylaws of the Company.                                              A*(4)

  4.1       1990 Nonqualified Stock Option Plan.                                        4.14*(5)

  4.2       Form of Stock Option Agreement used for grant of options to employees
            under the 1990 Nonqualified Stock Option Plan.                              4.2*(8)

  4.3       Form of Stock Option Agreement utilized for option grants to
            non-employee directors and certain consultants.                             4.16*(5)

 10.1       Lease for office space in Dearborn, Michigan, between the Company and
            Salisbury Properties Limited Partnership.                                     *(2)

 10.2       Lease Amendment for office space in Dearborn, Michigan, between the
            Company and Salisbury Properties Limited Partnership dated January
            29, 1992.                                                                  10.17*(6)

 10.3       Lease for office space in Dearborn, Michigan, between the Company and
            Dearborn Atrium Associates Limited Partnership dated August 17, 1988.       10.3*(3)

 10.4       Lease Amendment for office space in Dearborn, Michigan, between the
            Company and Dearborn Atrium Associates Limited Partnership dated
            January 19, 1992.                                                          10.18*(6)

 10.5       Lease Amendment for office space in Dearborn, Michigan known as Suite
            295 between the Company and Dearborn Atrium Associates Limited
            Partnership dated April 19, 1993.                                           10.5*(8)

 10.6       Lease Amendment for office space in Dearborn, Michigan known as Suite
            145 between the Company and Dearborn Atrium Associates Limited
            Partnership dated May 5, 1993.                                              10.6*(8)

 10.7       Purchase Order dated August 4, 1988 by and between the Company as
            Vendor and Ford Motor Company as Vendee for End User Computer
            Training Classes and User Assistance Services.                                *(3)

 10.8       Purchase Order dated January 1, 1992 by and between the Company as
            Vendor and Ford Motor Company as Vendee for Agency Programmer
            Services.                                                                  10.21*(7)



-----------

         All exhibits listed above that include a * indicate exhibits that are incorporated by reference. See the footnotes following the list of exhibits to locate those exhibits. All other exhibits are filed as part of this Annual Report at the page number shown.

EXHIBIT                                                                                  PAGE
NUMBER      EXHIBIT                                                                     NUMBER
------      -------                                                                     ------
 10.9       Lease Agreement for office space in Southfield, Michigan known as
            Suite 171, 17197 N. Laurel Park Drive between the Company and Eleven
            Inkster Associates dated September 29, 1993.                                10.18*(9)

 10.10      Lease Amendment for office space in Southfield, Michigan known as
            Suite 171, 17197 N. Laurel Park Drive between the Company and Eleven
            Inkster Associates dated December 7, 1993.                                  10.19*(9)

 10.11      Purchase Order dated November 6, 1986 by and between the Company as
            Vendor and Ford Motor Company as Vendee for Support Services,
            together with currently effective Amendment dated August 23, 1994.          10.16*(10)

 10.12      Sublease Agreement affecting office space leased in Dearborn,
            Michigan from Dearborn Atrium Associates Limited Partnership known as
            Suites 185 and 195 between the Company and Ford Motor Company dated
            December 21, 1994.                                                          10.18*(10)

 10.13      Lease Amendment for office space in Southfield, Michigan known as
            Suite 171, 17197 N. Laurel Park Drive between the Company and Eleven
            Inkster Associates dated January 23, 1995.                                  10.20*(10)

 10.14      Supplier Contract dated July 1, 1994 by and between the Company as
            Vendor and Geometric Results Incorporated (doing business as
            "PeopleNet") as Vendee for Personnel Services, together with
            currently effective Amendment dated February 6, 1995.                       10.21*(10)

 10.15      Purchase Order dated March 23, 1995 by and between the Company as
            Vendor and Ford Motor Company as Vendee for Support for Ford 2000, together with currently effective amendment dated February 23, 1996.

 10.16      Agreement dated June 21, 1995 between the Company and Hewlett-Packard
            Company for Technical Support Assistance.

 10.17 Lease for office space in Dallas, Texas known as Lyndon Plaza between the Company and Dallas Lyndon Corporation dated August 17, 1995.

 10.18 Credit Authorization Agreement in the principal amount of $3,500,000 between the Company and NBD Bank dated August 28, 1995.

 10.19 Installment Business Loan Note in the principal amount of $565,998 and related Continuing Security Agreement between the Company and NBD
            Bank dated August 28, 1995.

 10.20 Agreement dated September 15, 1995 between the Company and NBD Bank for End User Computer Training.

 10.21 Lease for office space in Troy, Michigan known as Troy Officenter B between the Company and WRC Properties, Inc. dated November 16, 1995.

---------

        All exhibits listed above that include a * indicate exhibits that are incorporated by reference. See the footnotes following the list of exhibits to locate those exhibits. All other exhibits are filed as part of this Annual Report at the page number shown.

EXHIBIT                                                                                  PAGE
NUMBER     EXHIBIT                                                                      NUMBER
------     -------                                                                      ------
10.22      Office Space Lease for office space in Indianapolis, Indiana known as
           Market Square Center Building between the Company and MET Life
           International Real Estate Partners Limited Partnership dated November
           27, 1995.

10.23 Currently effective Purchase Order Amendment dated January 6, 1996 by and between the Company as Vendor and Ford Motor Company as Vendee for End User Computer Training Classes and User Assistance Services.

10.24 Installment Business Loan Note in the principal amount of $480,212 and related Continuing Security Agreement between the Company and NBD
           Bank dated January 17, 1996.

10.25 Lease for office space in Seattle, Washington between the Company and Sixth & Pike Associates, L.P. dated February 14, 1996.

10.26 Currently effective Purchase Order Amendment dated February 21, 1996 by and between the Company as Vendor and Ford Motor Company as Vendee for Programming Services.

11         Statement re: Computation of per share earnings.                             29



*(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

*(2) Incorporated by reference to the Company's Current Report on Form 8-K dated December 5, 1987.

*(3) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 33-26689).

*(4) Incorporated by reference to the Company's 1991 Proxy Statement dated May 24, 1991. The number set forth herein is the exhibit number this Exhibit was given in that report.

*(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990. The number set forth herein is the exhibit number this Exhibit was given in that report.

*(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991. The number set forth herein is the exhibit number this Exhibit was given in that report.

*(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992. The number set forth herein is the exhibit number this Exhibit was given in that report.

*(8) Incorporated by reference to the Company's Registration Statement on Form S-2 (Registration No. 33-67904). The number set forth herein is the exhibit number this Exhibit was given in that report.

*(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993. The number set forth herein is the exhibit number this Exhibit was given in that report.

*(10) Incorporated by reference to the Company's Annual Report on Form
      10-K for the year ended December 31, 1994. The number set forth herein is the exhibit number this Exhibit was given in that report.