Form 10-Q
period 1996-03-31
NATIONAL TECHTEAM INC /DE/
filed 1996-05-13
CIK 805054

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended:   March 31, 1996


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from ___ to ___

                       Commission file number 0-16284

                            NATIONAL TECHTEAM, INC.
                        -------------------------------
                        (Name of issuer in its charter)

          DELAWARE                                      38-2774613
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           22000 Garrison Avenue, Dearborn, MI             48124
         ----------------------------------------        ----------
         (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:           (313) 277-2277
                                                             ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  /X/   No  / /


The number of shares of the registrant's only class of common stock outstanding at May 8, 1996 was 11,344,102.

                            NATIONAL TECHTEAM, INC.

                                   FORM 10-Q

                                     INDEX



PART I - FINANCIAL INFORMATION                                    PAGE

ITEM 1.


Consolidated Statements of Operations
   Three Months Ended
   March 31, 1996 and 1995                                          3

Consolidated Statements of Financial Position
   March 31, 1996 and December 31, 1995                             4-5

Consolidated Statements of Cash Flows
   Three Months Ended
   March 31, 1996 and 1995                                          6

Notes to the Unaudited Consolidated Financial Statements            7


ITEM 2.

Management's Discussion and Analysis of
   Financial Condition and Results of Operations                    8-9


PART II - OTHER INFORMATION

ITEM 6.

Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                          10

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                                                               Three Months Ended March 31
                                                                                                 1996               1995
                                                                                               -----------       ------------
REVENUES
        Call center services                                                                   $ 6,828,350        $ 2,329,766
        Corporate support services                                                               3,856,580          3,498,080
        Systems integration                                                                      2,497,905          1,627,668
        Training programs                                                                        1,224,776          1,005,347
                                                                                               -----------        -----------
                                                                                                14,407,611          8,460,861
                                                                                               -----------        -----------

COSTS AND EXPENSES
        Call center services                                                                     5,019,280          1,384,356
        Corporate support services                                                               2,788,954          2,489,786
        Systems integration                                                                      2,268,952          1,544,691
        Training programs                                                                        1,169,698            857,656
        Selling, general and administrative                                                      1,647,884          1,274,101
        Interest                                                                                    21,112              1,609
                                                                                               -----------        -----------
                                                                                                12,915,880          7,552,199
                                                                                               -----------        -----------

INCOME BEFORE TAX PROVISIONS                                                                     1,491,731            908,662
TAX PROVISIONS                                                                                     626,000            369,435
                                                                                               -----------        -----------

NET INCOME                                                                                     $   865,731        $   539,227
                                                                                               ===========        ===========

PRIMARY AND FULLY DILUTED
   EARNINGS PER SHARE                                                                          $      0.08        $      0.05
                                                                                               ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES AND COMMON SHARE
   EQUIVALENTS OUTSTANDING
        Primary                                                                                 11,339,612         11,540,496
        Fully diluted                                                                           11,339,612         11,605,517


See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED


ASSETS                                                                                         March 31         December 31
                                                                                                 1996               1995
                                                                                               -----------        -----------
CURRENT ASSETS
        Cash and cash equivalents                                                              $   638,901        $ 1,717,543
        Accounts receivable (less allowances of
           $248,165 at March 31, 1996 and
           $200,000 at December 31, 1995)                                                       15,712,032         13,269,272
        Note receivable - current portion                                                           53,333             53,333
        Inventories                                                                                428,334            769,545
        Other                                                                                      428,324            381,751
                                                                                               -----------        -----------
        Total current assets                                                                    17,260,924         16,191,444
                                                                                               -----------        -----------

PROPERTY AND EQUIPMENT
        Office furniture and equipment                                                           7,728,210          6,622,953
        Leasehold improvements                                                                     720,201            681,223
        Transportation equipment                                                                   154,395            154,395
                                                                                               -----------        -----------
                                                                                                 8,602,806          7,458,571
        Less - Accumulated depreciation and amortization                                         3,347,799          2,898,257
                                                                                               -----------        -----------
                                                                                                 5,255,007          4,560,314
                                                                                               -----------        -----------
OTHER ASSETS
        Goodwill (less accumulated amortization of $397,086 at
           March 31, 1996 and $354,512 at December 31, 1995)                                     1,482,692          1,252,585
        Note receivable - long-term                                                                 93,334            102,222
        Other                                                                                      233,690            178,958
                                                                                               -----------        -----------
                                                                                                 1,809,716          1,533,765
                                                                                               -----------        -----------
TOTAL ASSETS                                                                                   $24,325,647        $22,285,523
                                                                                               ===========        ===========

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED

                                                                                                 March 31         December 31
LIABILITIES AND SHAREHOLDERS' EQUITY                                                              1996               1995
                                                                                               -----------        -----------
CURRENT LIABILITIES
        Current portion of long-term debt                                                      $   181,104        $    96,884
        Accounts payable                                                                           827,278            893,965
        Accrued payroll, related taxes and withholdings                                          1,399,668          2,037,446
        Deferred income tax                                                                         89,839             89,839
        Federal income tax payable                                                                 468,116            160,116
        Deferred revenue and unapplied receipts                                                  1,188,541            431,967
        Other                                                                                      160,069            128,312
                                                                                               -----------        -----------
        Total current liabilities                                                                4,314,615          3,838,529
                                                                                               -----------        -----------

LONG-TERM LIABILITIES
        Deferred income tax                                                                        116,066            116,066
        Long-term debt, less current portion                                                       798,690            438,962
                                                                                               -----------        -----------
                                                                                                   914,756            555,028
                                                                                               -----------        -----------
Shareholders' equity
        Preferred stock, par value $.01
           Authorized -- 5,000,000 shares
           None issued
        Common stock, par value $.01
           Authorized -- 45,000,000 shares
           Issued:
             11,495,166 shares at March 31, 1996                                                   114,952
             11,407,666 shares at December 31, 1995                                                                   114,077
        Additional paid-in capital                                                              12,876,050         12,601,925
        Retained earnings                                                                        6,948,703          6,082,972
                                                                                               -----------        -----------
        Total                                                                                   19,939,705         18,798,974
        Less - Treasury stock (185,591 shares at
           March 31, 1996 and 200,000 shares at
           December 31, 1995)                                                                      843,429            907,008
                                                                                               -----------        -----------
        Total shareholders' equity                                                              19,096,276         17,891,966
                                                                                               -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $24,325,647        $22,285,523
                                                                                               ===========        ===========

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

                                                                                              Three Months Ended March 31
                                                                                                  1996               1995
                                                                                               -----------        -----------
OPERATING ACTIVITIES
        Net income                                                                             $   865,731        $   539,227
        Adjustments to reconcile net income to net cash
          used in operating activities:
                  Depreciation and amortization                                                    577,001            295,728
                  Provision for uncollectible accounts receivable                                   48,165             13,143
                  Other                                                                             63,579                 -
                  Changes in current assets and liabilities:
                       Accounts receivable                                                      (2,490,925)        (1,646,495)
                       Inventories                                                                 341,211            (26,857)
                       Other current assets                                                        (46,573)          (230,880)
                       Accounts payable                                                            (66,687)            58,998
                       Accrued payroll, related taxes and withholdings                            (637,778)           179,307
                       Federal income tax                                                          308,000            203,357
                       Deferred revenue and unapplied receipts                                     756,574            257,849
                       Other current liabilities                                                    31,757            135,649
                                                                                               -----------        -----------
                  Net cash used in operating activities                                           (249,945)          (220,974)
                                                                                               -----------        -----------
INVESTING ACTIVITIES
        Purchases of property and equipment                                                     (1,144,235)          (371,704)
        Development of training manuals                                                            (68,074)           (12,659)
        Purchases of temporary investments                                                              -            (300,000)
        Proceeds from sales of temporary investments                                                    -           1,200,000
        Purchase of Coup, Inc.                                                                    (272,681)                -
        Other-net                                                                                  (62,655)                -
                                                                                               -----------        -----------
                  Net cash provided by (used in) investing activities                           (1,547,645)           515,637
                                                                                               -----------        -----------
FINANCING ACTIVITIES
        Proceeds from long-term borrowings                                                         480,212                 -
        Proceeds from issuance of common stock                                                     275,000            175,100
        Purchase of Company common stock                                                                -            (406,563)
        Payments on long-term borrowings                                                           (36,264)           (75,200)
                                                                                               -----------        -----------
                  Net cash provided by (used in) financing activities                              718,948           (306,663)
                                                                                               -----------        -----------
                  Decrease in cash and cash equivalents                                         (1,078,642)           (12,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER                                                1,717,543            412,559
                                                                                               -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                                                    $   638,901        $   400,559
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

NOTE A -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consists of stock options and are calculated using the treasury stock method.

NOTE B -- REVENUES FROM MAJOR CUSTOMERS

Revenues from major customers were as follows:


                               1996                          1995
                               ----                          ----
                        Amount    Percent of Total    Amount    Percent of Total
                        ------    ----------------    ------    ----------------
Three Month Ended March 31
- --------------------------
Ford Motor Company    $4,534,356         31.5%     $3,762,929        44.5%
Hewlett-Packard
Company                4,458,713          30.9        222,287         2.6
Chrysler Corporation   1,190,982           8.3        915,258        10.8
Corel Corporation        244,330           1.7        810,085         9.6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:


                                                                 Three Months Ended March 31
                                                                 ---------------------------
                                                                  1996                 1995
                                                                  ----                 ----
REVENUES
    Call center services                                          47.4%                27.5%
    Corporate support services                                    26.8                 41.3
    Systems integration                                           17.3                 19.3
    Training programs                                              8.5                 11.9
                                                                ------               ------
TOTAL REVENUES                                                   100.0%               100.0%
                                                                ======               ======
GROSS MARGIN (Revenues less directly related
expenses)
    Call center services                                          26.5%                40.6%
    Corporate support services                                    27.7                 28.8
    Systems integration                                            9.2                  5.1
    Training programs                                              4.5                 14.7
                                                                ------               ------
TOTAL GROSS MARGIN                                                21.9                 25.8
SELLING, GENERAL AND ADMINISTRATIVE AND INTEREST                 (11.5)               (15.1)
                                                                ------               ------
NET MARGIN (INCOME BEFORE TAX PROVISIONS)                         10.4%                10.7%
                                                                ======               ======

COMPARATIVE PERFORMANCE FIRST QUARTER 1996 VERSUS FIRST QUARTER 1995

TechTeam earned net income of $865,731, or $0.08 per share, for the first quarter 1996 as compared to a net income of $539,227, or $0.05 per share, for the first quarter 1995. TechTeam's total revenues increased by $5,946,750 in 1996 to $14,407,611, a 70.3% increase over 1995 revenues.

Call center services - There was a $4,498,584 (193.1%) increase in revenues generated from providing call center services. The Company had 18 contracts in place at March 31, 1996 compared to the 12 contracts at March 31, 1995. The margin on this line of service decreased between 1995 and 1996 as in 1995 $430,000 of revenues related to contracts under negotiation were recognized; no similar revenues were recognized in 1996. This service line consists of international 800 and 900 telephone support for computer hardware, computer software and other products and services.

Corporate support services - There was a $358,500 (10.2%) increase in revenues generated from providing computer support and contract staffing services. The increase in corporate support services revenue resulted from continued customer demand for TechTeam's computer programmers and other personnel at Ford and other major accounts. The margin on this line of service decreased between 1995 and 1996 because of reduced margins negotiated by a major customer. Corporate support services includes a variety of technical services, including consulting, programming services, and the placement of computer personnel at customer sites to support end-user applications via on-site help desks and telephone hotline services. Contracts for these services are generally negotiated on an hourly rate basis or are priced on a project basis.

Systems integration - There was a $870,237 (53.5%) increase in revenues in this service line between 1995 and 1996. The increased revenues reflect increased demand for TechTeam's systems integration, database design, network, and applications development services. The margins increased because of increased utilization of staff resources.

Training programs - Revenues for 1996 increased $219,429 (21.8%) as compared to 1995, due to new business with new customers. The margin on this line of service decreased between 1995 and 1996 because of start up costs related to the new business referred to above. Training programs consist of instructor led training for word processing, spreadsheets, graphics, data bases, desktop publishing, operating systems, and systems administration for DOS, Windows, Novell, OS/2, and UNIX and mainframe operating systems.

Selling, general and administrative and interest - These expenses, as a percent of revenues were 11.5% in 1996 compared with 15.1% in 1995. This decline was due to TechTeam's ability to significantly increase revenues without a corresponding increase in administrative expenses.

Tax provisions - TechTeam recognized $468,000 of Federal income tax in 1996, resulting in an effective tax rate of 35.1% for 1996 compared to 34.1% for 1995. The Michigan Single Business Tax in 1996 was $158,000, with an effective tax rate of 10.5% compared to 9.0% for 1995.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, TechTeam had working capital of $12,946,309. This is an increase in working capital of $593,394 since December 31, 1995, due primarily to an increase in receivable balances which were due to increased revenues for the first three months of 1996.

TechTeam has a line-of-credit agreement with NBD Bank which provides for short-term borrowings of up to $3,500,000; the credit is unsecured. The line-of-credit is at the prime rate. There were no borrowings under the credit agreement at March 31, 1996 or at any time during the first quarter of 1996. The Company expects to borrow under this arrangement to finance anticipated increases in accounts receivable balances.

                                    PART II

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits -
         11. Computation of Earnings Per Share

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              National TechTeam, Inc.
                              -----------------------
                              (Registrant)



Date:  May 13, 1996           By:/s/William F. Coyro Jr.
                                 ----------------------------------------
                                 William F. Coyro Jr.
                                 Chairman of the Board and
                                 Chief Executive Officer


Date:  May 13, 1996           By:/s/Lawrence A. Mills
                                 ----------------------------------------
                                 Lawrence A. Mills
                                 Senior Vice President,
                                 Chief Financial Officer and Treasurer