Form 10-Q
period 1996-06-30
NATIONAL TECHTEAM INC /DE/
filed 1996-08-12
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended:   June 30, 1996


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from ___ to ___

                       Commission file number 0-16284

                           NATIONAL TECHTEAM, INC.
                     -----------------------------------
                       (Name of issuer in its charter)

       DELAWARE                                             38-2774613
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           22000 Garrison Avenue, Dearborn, MI              48124
         -----------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:   (313) 277-2277
                                                   -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     /X/ Yes  / / No


The number of shares of the registrant's only class of common stock outstanding at August 8, 1996 was 11,423,280.

                           NATIONAL TECHTEAM, INC.

                                  FORM 10-Q

                                    INDEX



PART I - FINANCIAL INFORMATION                                             PAGE

ITEM 1.

Consolidated Statements of Operations
   Three and Six  Months Ended
   June 30, 1996 and 1995                                                   3

Consolidated Statements of Financial Position
   June 30, 1996 and December 31, 1995                                      4-5

Consolidated Statements of Cash Flows
   Six Months Ended
   June 30, 1996 and 1995                                                   6

Notes to the Unaudited Consolidated Financial Statements                    7


ITEM 2.

Management's Discussion and Analysis of
   Financial Condition and Results of Operations                            8-10


PART II - OTHER INFORMATION

ITEM 6.

Exhibits and Reports on Form 8-K                                            11

SIGNATURES                                                                  11

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                      Three Months Ended June 30                Six Months Ended June 30
                                                      1996               1995                  1996                 1995
                                                ---------------   ----------------       ---------------     ----------------
REVENUES
    Call center services                       $     7,558,569   $      2,810,745      $     14,386,919     $      5,140,511
                                                ---------------   ----------------       ---------------     ----------------
    Corporate computer services
        Technical staffing                           3,845,441          3,790,523             7,702,021            7,288,603
        Systems integration                          2,511,436          1,962,591             5,009,341            3,590,259
        Training programs                            1,915,781          1,046,403             3,140,557            2,051,750
                                                ---------------   ----------------       ---------------     ----------------
                                                     8,272,658          6,799,517            15,851,919           12,930,612
                                                ---------------   ----------------       ---------------     ----------------
TOTAL REVENUES                                      15,831,227          9,610,262            30,238,838           18,071,123
LESS - COST OF SERVICES DELIVERED                   11,990,965          7,169,932            23,237,849           13,446,426
                                                ---------------   ----------------       ---------------     ----------------
GROSS MARGIN                                         3,840,262          2,440,330             7,000,989            4,624,697
OTHER EXPENSES
    Selling, general and administrative              2,052,490          1,173,786             3,700,374            2,447,887
    Interest                                            15,616              1,650                36,728                3,250
                                                ---------------   ----------------       ---------------     ----------------
                                                     2,068,106          1,175,436             3,737,102            2,451,137
                                                ---------------   ----------------       ---------------     ----------------
INCOME BEFORE TAX PROVISIONS                         1,772,156          1,264,894             3,263,887            2,173,560
TAX PROVISIONS                                         728,000            489,785             1,354,000              859,220
                                                ---------------   ----------------       ---------------     ----------------
NET INCOME                                     $     1,044,156   $        775,109       $     1,909,887     $      1,314,340
                                                ===============   ================       ===============     ================
PRIMARY AND FULLY DILUTED
   EARNINGS PER SHARE                          $          0.09   $           0.07       $          0.17     $           0.11
                                                ===============   ================       ===============     ================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES AND COMMON SHARE
   EQUIVALENTS OUTSTANDING
    Primary                                         11,722,525         11,656,738            11,531,069           11,539,650
    Fully diluted                                   11,754,737         11,672,855            11,541,861           11,676,154


See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED


ASSETS                                                               June 30               December 31
                                                                       1996                    1995
                                                                  ---------------         --------------
CURRENT ASSETS
    Cash and cash equivalents                                    $      1,661,461        $    1,717,543
    Accounts receivable (less allowances of
       $279,569 at June 30, 1996 and
       $200,000 at December 31, 1995)                                  15,590,622            13,269,272
    Note receivable - current portion                                      66,666                53,333
    Inventories                                                           694,145               769,545
    Other                                                                 468,194               381,751
                                                                  ---------------         --------------
    Total current assets                                               18,481,088            16,191,444
                                                                  ---------------         --------------




PROPERTY AND EQUIPMENT
    Office furniture and equipment                                      8,880,107             6,622,953
    Leasehold improvements                                                976,242               681,223
    Transportation equipment                                              154,395               154,395
                                                                  ---------------         --------------
                                                                       10,010,744             7,458,571
    Less - Accumulated depreciation and amortization                    3,846,974             2,898,257
                                                                  ---------------         --------------
                                                                        6,163,770             4,560,314
                                                                  ---------------         --------------





OTHER ASSETS
    Goodwill (less accumulated amortization of $444,370 at
       June 30, 1996 and $354,512 at December 31, 1995)                 1,440,408             1,252,585
    Note receivable - long-term                                            75,556               102,222
    Other                                                                 226,714               178,958
                                                                  ---------------         --------------
                                                                        1,742,678             1,533,765
                                                                  ---------------         --------------
TOTAL ASSETS                                                     $     26,387,536        $   22,285,523
                                                                  ===============         ==============

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED


LIABILITIES AND SHAREHOLDERS' EQUITY                                   June 30             December 31
                                                                         1996                  1995
                                                                  ----------------       ---------------
CURRENT LIABILITIES
    Current portion of long-term debt                            $        181,104        $       96,884
    Accounts payable                                                    1,547,745               893,965
    Accrued payroll, related taxes and withholdings                     2,328,584             2,037,446
    Deferred income tax                                                    89,839                89,839
    Federal income tax payable                                             51,116               160,116
    Deferred revenues and unapplied receipts                              692,305               431,967
    Other                                                                 226,598               128,312
                                                                  ----------------       ---------------
    Total current liabilities                                           5,117,291             3,838,529
                                                                  ----------------       ---------------

LONG-TERM LIABILITIES
    Deferred income tax                                                   116,066               116,066
    Long-term debt, less current portion                                  755,412               438,962
                                                                  ----------------       ---------------
                                                                          871,478               555,028
                                                                  ----------------       ---------------
SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01
       Authorized -- 5,000,000 shares
       None issued
    Common stock, par value $.01
       Authorized -- 45,000,000 shares
       Issued:
         11,561,141 shares at June 30, 1996                               115,611
         11,407,666 shares at December 31, 1995                                                 114,077
    Additional paid-in capital                                         13,095,691            12,601,925
    Retained earnings                                                   7,992,859             6,082,972
                                                                  ----------------       ---------------
    Total                                                              21,204,161            18,798,974
    Less - Treasury stock (177,063 shares at
       June 30, 1996 and 200,000 shares at
       December 31, 1995)                                                 805,394               907,008
                                                                  ----------------       ---------------
    Total shareholders' equity                                         20,398,767            17,891,966
                                                                  ----------------       ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $     26,387,536      $     22,285,523
                                                                  ================       ===============

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                                            Six Months Ended June 30
                                                                        1996                  1995
                                                                  ----------------       ---------------
OPERATING ACTIVITIES
    Net income                                                   $      1,909,887       $     1,314,340
    Adjustments to reconcile net income to net cash
      provided by/(used in) operating activities:
         Depreciation and amortization                                  1,111,358               523,548
         Provision for uncollectible accounts receivable                   79,569                13,143
         Treasury stock contributed to 401(k) plan                        101,614                   -
         Changes in current assets and liabilities:
              Accounts receivable                                      (2,400,919)           (4,122,731)
              Inventories                                                  75,400               (23,624)
              Advances to officers and employees                              -                (270,081)
              Other current assets                                        (86,443)             (137,736)
              Accounts payable                                            653,780               (26,306)
              Accrued payroll, related taxes and withholdings             291,138               307,206
              Federal income tax                                         (109,000)              392,970
              Deferred revenues and unapplied receipts                    260,338               340,628
              Other current liabilities                                    98,286               110,075
                                                                  ----------------       ---------------
         Net cash provided by/(used in) operating activities            1,985,008            (1,578,568)
                                                                  ----------------       ---------------
INVESTING ACTIVITIES
    Purchases of property and equipment                                (2,552,167)             (694,184)
    Development of training manuals                                       (49,001)              (17,196)
    Purchases of temporary investments                                        -                (450,000)
    Proceeds from sales of temporary investments                              -               3,950,000
    Other-net                                                             (63,211)                  -
                                                                  ----------------       ---------------
       Net cash provided by/(used in) investing activities             (2,664,379)            2,788,620
                                                                  ----------------       ---------------
FINANCING ACTIVITIES
    Proceeds from long-term borrowings                                    480,212                   -
    Proceeds from issuance of common stock                                222,619               249,900
    Purchase of Company common stock                                          -                (907,008)
    Payments on long-term borrowings                                      (79,542)             (122,700)
                                                                  ----------------       ---------------
       Net cash provided by/(used in) financing activities                623,289              (779,808)
                                                                  ----------------       ---------------
       Increase/(decrease) in cash and cash equivalents                   (56,082)              430,244
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,717,543               412,559
                                                                  ----------------       ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $      1,661,461       $       842,803
                                                                  ================       ===============

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

NOTE B -- REVENUES FROM MAJOR CUSTOMERS

Revenues from major customers were as follows:


                                          1996                                     1995
                                          ----                                     ----
                                  Amount        Percent of Total           Amount          Percent of Total
                                  ------        ----------------           ------          ----------------
Three Months Ended June 30
- --------------------------
Hewlett-Packard Company         $5,214,133             32.9%               $  955,229            9.9%
Ford Motor Company               4,039,155             25.5                 4,114,148           42.8
Chrysler Corporation             1,483,806              9.4                 1,116,503           11.6
Corel Corporation                   24,129              0.2                   790,363            8.2

Six Months Ended June 30
- ------------------------
Hewlett-Packard Company         $9,672,846             32.0%               $1,609,375            8.9%
Ford Motor Company               8,573,511             28.4                 7,877,077           43.6
Chrysler Corporation             2,624,788              8.7                 2,031,761           11.2
Corel Corporation                  268,459              0.9                 1,600,447            8.9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

National TechTeam, Inc. (the "Company" or "TechTeam") is a leading provider of information technology support services to large national and multi-national corporations, government agencies and service organizations. The Company offers its services through two global business units, call center services and corporate computer services, which combine and provide a comprehensive range of integrated solutions for clients with the need for a cost-effective way to manage their information technology, support their products and train their employees. TechTeam's client base is comprised of best-in-class companies such as Hewlett-Packard Company, Ford Motor Company and Chrysler Corporation.

The Company derives its revenues by providing call center services and corporate computer services, which includes technical staffing, systems integration and training programs. Revenues from all service offerings are recognized as services are performed. Call center services consist of international telephone support for computer hardware, computer software and other products and services. Call center services are billed on a fee per call, fee per time spent on calls or per agent basis, as negotiated with the customers. Under the terms of certain call center services contracts, customers are required to pay certain amounts at the commencement of the contract. Amounts billed under this provision of such contracts aggregated $618,100 in the three months ended June 30, 1996, and $430,000 and $618,100 for the six months ended June 30, 1995 and 1996, respectively. All such amounts are recognized as revenues when billed. Technical staffing includes a variety of technical services, including consulting, programming services, and the placement of computer personnel at customer sites to support end-user applications via on-site help desks and telephone hotline services. Systems integration consists of database design and networking services. Contracts for technical staffing and systems integration are generally negotiated on an hourly rate basis or are priced on a project basis. Training programs consist of instructor led training for word processing, spreadsheets, graphics, databases, desktop publishing, operating systems, and systems administration for NetWare, JAVA, NT, Windows, OS/'2 and UNIX and mainframe operating systems. For training programs, customers pay a fee per student trained or a fee for classes offered, in some cases with an advance payment for the cost of the necessary training materials.

The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:


                                                Three Months Ended June 30       Six Months Ended June 30
                                                --------------------------       -------------------------
                                                     1996           1995              1996           1995
                                                     ----           ----              ----           ----
REVENUES
        Call center services                         47.7           29.2              47.6           28.4
                                                    -----          -----             -----          -----
        Corporate computer services
           Technical staffing                        24.3           39.5              25.5           40.3
           Systems integration                       15.9           20.4              16.5           19.9
           Training programs                         12.1           10.9              10.4           11.4
                                                    -----          -----             -----          -----
                                                     52.3           70.8              52.4           71.6
                                                    -----          -----             -----          -----
TOTAL REVENUES                                      100.0          100.0             100.0          100.0
LESS - COST OF SERVICES DELIVERED                    75.7           74.6              76.8           74.4
                                                    -----          -----             -----          -----
GROSS MARGIN                                         24.3           25.4              23.2           25.6
                                                    -----          -----             -----          -----
OTHER EXPENSES
        Selling, general and administrative          13.0           12.2              12.3           13.6
        Interest                                      0.1            0.0               0.1            0.0
                                                    -----          -----             -----          -----
                                                     13.1           12.2              12.4           13.6
                                                    -----          -----             -----          -----
INCOME BEFORE TAX PROVISIONS                         11.2           13.2              10.8           12.0
TAX PROVISIONS                                        4.6            5.1               4.5            4.7
                                                    -----          -----             -----          -----
NET INCOME                                            6.6%           8.1%              6.3%           7.3%
                                                    =====          =====             =====          =====

Cost of services delivered consists of direct personnel compensation, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing services to customers. Selling, general and administrative costs consist of sales, marketing and administrative compensation, statutory and other benefits associated with such personnel, facility and equipment costs and other indirect costs associated with the sales and administrative functions of the Company.

The Company believes that its growth has been a manifestation of the trend among large corporations to outsource much of their information technology needs and the Company's ability to provide services that address a broad range of those needs. The Company believes that the outsourcing trend is a continuing one and will provide continuing opportunities for both of its service lines. The Company further believes that its service offerings are influenced substantially by its customer' desires to focus on their core business and to leave information technology needs to the Company for which information technology is its core business. The Company's training programs have encountered cyclical enrollment trends, influenced by the timing and extent to which customers are upgrading desk top software. Additionally, the Company's operating results are affected by the extent to which new business activities require substantial initial investments and how quickly new business grows to profitable levels.

COMPARATIVE PERFORMANCE - SECOND QUARTER 1996 VERSUS SECOND QUARTER 1995

TechTeam earned net income of $1,044,156, or $.09 per share, for the second quarter 1996 as compared to a net income of $775,109, or $.07 per share, for the second quarter 1995.

Revenues - TechTeam's total revenues increased by $6,220,965 in the second quarter of 1996 to $15,831,227, a 64.7% increase over second quarter 1995 revenues. Changes in revenues resulted from the following:

    Call center services - Revenues from call center operations increased by $4,747,824 in the second quarter of 1996. This was a 168.9% increase over call center revenues in the second quarter of 1995. The increase was due to an increase to 20 contracts in place at June 30, 1996 compared to the 14 contracts at June 30, 1995 and increased business with existing customers, primarily Hewlett-Packard. .

    Technical staffing - There was a $54,918 (1.4%) increase in revenues generated from providing technical staffing.

    Systems integration - There was a $548,845 (28.0%) increase in revenues in this service offering between the second quarter of 1995 and the second quarter of 1996. The increased revenues reflect a growing demand for TechTeam's networking services.

    Training programs - Revenues for the second quarter of 1996 increased $869,318 (83.1%) as compared to the second quarter of 1995, due to increased enrollment in the Company's training programs and the sale of $350,000 of computer based training materials to a new customer.

Cost of services delivered - These costs were relatively unchanged at 75.7% and 74.6% of revenues for the three months ended June 30, 1996 and 1995, respectively.

Selling, general and administrative - These expenses, as a percent of revenues, were 13.0% in the second quarter of 1996 compared with 12.2% in the second quarter of 1995. This increase was due to increased sales personnel in the second quarter 1996 hired to support continued growth in future years.

Tax provisions - TechTeam recognized $563,000 of Federal income tax in the second quarter of 1996, resulting in an effective tax rate of 35.5% for the second quarter of 1996 compared to 33.3% for the second quarter of 1995. In 1995, TechTeam reversed $25,000 of Federal income tax cushion, resulting in the reduced effective tax rate. The Michigan Single Business Tax in the second quarter of 1996 was $165,000, with an effective tax rate of 9.3% compared to 8.9% for the second quarter of 1995.

COMPARATIVE PERFORMANCE - FIRST SIX MONTHS OF 1996 VERSUS FIRST SIX MONTHS OF
1995

TechTeam earned net income of $1,909,887, or $.17 per share, for the first six months of 1996 as compared to a net income of $1,314,340, or $.11 per share, for the first six months of 1995.

COMPARATIVE PERFORMANCE - FIRST SIX MONTHS OF 1996 VERSUS FIRST SIX MONTHS OF 1995 (CONTINUED)

Revenues - TechTeam's total revenues increased by $12,167,715 in the first six months of 1996 to $30,238,838, a 67.3% increase over the first six months 1995 revenues. Changes in revenues resulted from the following:

    Call center services - Revenues from call center operations increased by $9,246,408 in the first six months of 1996. This was a 179.9% increase over call center revenues in the first six months of 1995. The increase was due to an increase to 20 contracts in place at June 30, 1996 compared to 14 contracts at June 30, 1995 and increased business with existing customers, primarily Hewlett-Packard.

    Technical staffing - There was a $413,418 (5.7%) increase in revenues generated from providing technical staffing. The increase in technical staffing revenues resulted from continued customer demand for TechTeam's help desk and computer services personnel at Ford and other major accounts.

    Systems integration - There was a $1,419,082 (39.5%) increase in revenues in this service offering between the first six months of 1995 and the first six months of 1996. The increased revenues reflect a growing demand for TechTeam's networking services.

    Training programs - Revenues for the first six months of 1996 increased $1,088,867 (53.1%) as compared to the first six months of 1995, due to increased enrollment in the Company's training programs and the sale of $350,000 of computer based training materials to a new customer.

Cost of services delivered - These costs were relatively unchanged at 76.8% and 74.4% of revenues for the six months ended June 30, 1996 and 1995, respectively.

Selling, general and administrative - These expenses, as a percent of revenues, were 12.3% in the first six months of 1996 compared with 13.6% in the first six months of 1995. This decline was due to TechTeam's ability to increase significantly revenues without a corresponding increase in general and administrative expenses.

Tax provisions - TechTeam recognized $1,031,000 of Federal income tax in the first six months of 1996, resulting in an effective tax rate of 35.1% compared to 33.6% for the first six months of 1995. In 1995, TechTeam reversed $25,000 of Federal income tax cushion, resulting in the reduced effective tax rate. The Michigan Single Business Tax in the first six months of 1996 was $323,000, with an effective tax rate of 9.9% compared to 8.9% in the first six months of 1995.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, TechTeam had working capital of $13,363,797. This is an increase in working capital of $1,010,882 since December 31, 1995, due primarily to an increase in receivable balances which were due to increased revenues for the first six months of 1996.

TechTeam has a line-of-credit agreement with NBD Bank which provides for short-term borrowings of up to $6,000,000; the credit is unsecured. The line-of-credit is at the prime rate. There were no borrowings under the credit agreement at June 30, 1996. The Company expects to borrow under this arrangement to finance anticipated increases in accounts receivable balances.

                                    PART II

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


           (a)   Exhibits -
                 11. Computation of Earnings Per Share
                 27  Financial Data Schedule

           (b)   Reports on Form 8-K:

                 No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        National TechTeam, Inc.
                                      -----------------------------------
                                                  (Registrant)


Date:  August 12, 1996                By:  /s/William F. Coyro Jr.
                                         --------------------------------
                                           William F. Coyro Jr.
                                           Chairman of the Board and
                                           Chief Executive Officer


Date:  August 12, 1996                By:  /s/Lawrence A. Mills
                                         --------------------------------
                                           Lawrence A. Mills
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

                                EXHIBIT INDEX



EXHIBIT NO.                DESCRIPTION
- -----------                -----------
   11                   Computation of Earnings Per Share
   27                   FINANCIAL DATA SCHEDULE
