Form 10-Q
period 1996-09-30
NATIONAL TECHTEAM INC /DE/
filed 1996-11-13
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


            For the quarterly period ended:   September 30, 1996


/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


                   For the transition period from     to
                                                  ---    ---

                       Commission file number 0-16284

                           NATIONAL TECHTEAM, INC.
                       -------------------------------
                       (Name of issuer in its charter)

     DELAWARE                                             38-2774613
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

               22000 Garrison Avenue, Dearborn, MI       48124
           -------------------------------------------------------
           (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:   (313) 277-2277
                                                      --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     /X/ Yes     / / No


The number of shares of the registrant's only class of common stock outstanding at November 7, 1996 was 14,762,130.

                           NATIONAL TECHTEAM, INC.

                                  FORM 10-Q

                                    INDEX




        PART I - FINANCIAL INFORMATION                            PAGE
        ------------------------------
        ITEM 1.

        Consolidated Statements of Operations
           Three and Nine  Months Ended
           September 30, 1996 and 1995                            3

        Consolidated Statements of Financial Position
           September 30, 1996 and December 31, 1995               4-5

        Consolidated Statements of Cash Flows
           Nine Months Ended
           September 30, 1996 and 1995                            6

        Notes to the Unaudited Consolidated Financial Statements  7


        ITEM 2.

        Management's Discussion and Analysis of
           Financial Condition and Results of Operations          8 - 11


        PART II - OTHER INFORMATION
        ---------------------------

        ITEM 5.

        Public Offering of Securities                             12

        ITEM 6.

        Exhibits and Reports on Form 8-K                          12

        SIGNATURES                                                12

                        PART 1 - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                                       --------------------------------    -------------------------------
                                                          1996                1995             1996                 1995
                                                       -----------         ------------    ------------         ----------
REVENUES
   Call Center Services                               $  8,643,477         $ 3,849,690     $ 23,030,396         $  9,077,172
                                                      ------------         -----------     ------------         ------------
   Corporate Computer Services
     Technical staffing                                  3,929,357           3,785,904       11,631,378           11,203,939
     Systems integration                                 3,723,356           2,029,393        8,732,697            5,390,619
     Training programs                                   2,094,282             897,215        5,234,839            2,961,595
                                                      ------------         -----------     ------------         ------------
     Total Corporate Computer Services                   9,746,995           6,712,512       25,598,914           19,556,153
                                                      ------------         -----------     ------------         ------------
TOTAL REVENUES                                          18,390,472          10,562,202       48,629,310           28,633,325
COST OF SERVICES DELIVERED                              14,092,347           8,701,689       37,330,196           22,148,117
                                                      ------------         -----------     ------------         ------------
GROSS PROFIT                                             4,298,125           1,860,513       11,299,114            6,485,208
                                                      ------------         -----------     ------------         ------------
OTHER EXPENSES
   Selling, general and administrative                   2,601,355           1,177,375        6,301,729            3,625,260
   Interest                                                 30,078               6,462           66,806                9,712
                                                      ------------         -----------     ------------         ------------
                                                         2,631,433           1,183,837        6,368,535            3,634,972
                                                      ------------         -----------     ------------         ------------
INCOME BEFORE TAX PROVISIONS                             1,666,692             676,676        4,930,579            2,850,236
TAX PROVISIONS                                             704,000             330,135        2,058,000            1,189,355
                                                      ------------         -----------     ------------         ------------
NET INCOME                                            $    962,692         $   346,541     $  2,872,579         $  1,660,881
                                                      ============         ===========     ============         ============

PRIMARY AND FULLY DILUTED
  EARNINGS PER SHARE                                  $       0.08         $      0.03     $       0.25         $       0.15
                                                      ============         ===========     ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND COMMON SHARE
  EQUIVALENTS OUTSTANDING
     Primary                                            11,851,899          11,395,066       11,638,012           11,344,863
     Fully diluted                                      11,945,913          11,395,066       11,676,545           11,344,863


See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED


ASSETS                                                               September 30,                 December 31,
                                                                          1996                         1995
                                                                     -------------                 -------------
CURRENT ASSETS
     Cash and cash equivalents                                        $    811,902                 $  1,717,543
     Accounts receivable (less allowances of
       $200,000 at September 30, 1996 and
       December 31, 1995)                                               21,223,730                   13,269,272
     Note receivable - current portion                                      79,999                       53,333
     Inventories                                                         1,339,632                      769,545
     Refundable income tax                                                  95,605                           -
     Other                                                                 632,772                      381,751
                                                                      ------------                 ------------
                                                                        24,183,640                   16,191,444
                                                                      ------------                 ------------



PROPERTY AND EQUIPMENT
     Office furniture and equipment                                     10,876,483                    6,622,953
     Leasehold improvements                                              1,298,023                      681,223
     Transportation equipment                                              228,395                      154,395
                                                                      ------------                 ------------
                                                                        12,402,901                    7,458,571
     Less - Accumulated depreciation and amortization                    4,439,055                    2,898,257
                                                                      ------------                 ------------
                                                                         7,963,846                    4,560,314
                                                                      ------------                 ------------



OTHER ASSETS
     Goodwill (less accumulated amortization of $493,676
       at September 30, 1996 and $354,512 at
       December 31, 1995)                                                1,564,842                    1,252,585
     Investment in affiliate                                               782,480                           -
     Note receivable - long term                                            62,223                      102,222
     Other                                                                 223,437                      178,958
                                                                      ------------                 ------------
                                                                         2,632,982                    1,533,765
                                                                      ------------                 ------------
TOTAL ASSETS                                                          $ 34,780,468                 $ 22,285,523
                                                                      ============                 ============

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED


LIABILITIES AND SHAREHOLDERS' EQUITY                      September 30,            December 31,
                                                               1996                    1995
                                                          ------------            ------------
CURRENT LIABILITIES
     Short-term debt                                      $  6,566,591            $         -
     Current portion of long-term debt                         181,104                  96,884
     Accounts payable                                        2,796,999                 893,965
     Accrued payroll, related taxes and withholdings         2,064,152               2,037,446
     Deferred income tax                                        89,839                  89,839
     Federal income tax payable                                     -                  160,116
     Deferred revenues and unapplied receipts                  354,592                 431,967
     Other                                                     371,911                 128,312
                                                          ------------            ------------
                                                            12,425,188               3,838,529
                                                          ------------            ------------
LONG-TERM LIABILITIES
     Deferred income tax                                       116,066                 116,066
     Long-term debt, less current portion                      711,092                 438,962
                                                          ------------            ------------
                                                               827,158                 555,028
                                                          ------------            ------------
SHAREHOLDERS' EQUITY
     Preferred stock, par value $.01
       Authorized - 5,000,000 shares
       None issue
     Common stock, par value $.01
       Authorized - 45,000,000 shares
       Issued:
         11,640,791 shares at September 30, 1996               116,408
         11,407,666 shares at December 31, 1996                                        114,077
     Additional paid-in capital                             13,211,276              12,601,925
     Retained earnings                                       8,955,551               6,082,972
                                                          ------------            ------------
     Total                                                  22,283,235              18,798,974
     Less - Treasury stock (168,823  shares at
       September 30, 1996 and 200,000 shares at
       December 31, 1995)                                      755,113                 907,008
                                                          ------------            ------------
     Total shareholders' equity                             21,528,122              17,891,966
                                                          ------------            ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 34,780,468            $ 22,285,523
                                                          ============            ============

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                                         Nine Months Ended September 30,
                                                                    --------------------------------------
                                                                        1996                     1995
                                                                    ------------              ------------
OPERATING ACTIVITIES
     Net income                                                     $  2,872,579             $  1,660,881
     Adjustments to reconcile net income to net cash
       provided by/(used in) operating activities:
         Depreciation and amortization                                 1,777,252                  820,486
         Provision for uncollectible accounts receivable                      -                    13,143
         Treasury stock contributed to 401(k) plan                       151,895                       -
         Changes in current assets and liabilities:
            Accounts receivable                                       (7,954,458)              (4,835,688)
            Inventories                                                 (570,087)                 (32,595)
            Advances to officers and employees                                -                  (143,257)
            Other current assets                                        (251,021)                 271,022
            Accounts payable                                           1,903,034                 (169,947)
            Accrued payroll, related taxes and withholdings               26,706                  403,579
            Federal income tax                                          (255,721)                 125,923
            Deferred revenues and unapplied receipts                     (77,375)                  24,380
            Other current liabilities                                    243,599                  135,053
                                                                    ------------             ------------
     Net cash (used in) operating activities                          (2,133,597)              (1,727,020)
                                                                    ------------             ------------
INVESTING ACTIVITIES
     Purchases of property and equipment                              (4,944,330)              (1,411,893)
     Development of training manuals                                     (70,225)                  (9,175)
     Purchases of temporary investments                                       -                  (450,000)
     Investment in affiliate                                            (782,480)                      -
     Proceeds from sales of temporary investments                             -                 3,950,000
     Other-net                                                          (160,608)                      -
                                                                    ------------             ------------
       Net cash provided by/(used in) investing activities            (5,957,643)               2,078,932
                                                                    ------------             ------------
FINANCING ACTIVITIES
     Proceeds from short-term borrowings                               8,116,575
     Proceeds from long-term borrowings                                  480,212                  565,998
     Proceeds from issuance of common stock                              262,658                  249,900
     Purchase of Company common stock                                         -                  (907,008)
     Payments on short-term borrowings                                (1,549,984)                      -
     Payments on long-term borrowings                                   (123,862)                (147,484)
                                                                    ------------             ------------
       Net cash provided by/(used in) financing activities             7,185,599                 (238,594)
                                                                    ------------             ------------
       Increase/(decrease) in cash and cash equivalents                 (905,641)                 113,318
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       1,717,543                  412,559
                                                                    ------------             ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    811,902             $    525,877
                                                                    ============             ============

See accompanying notes.

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

NOTE B -- REVENUES FROM MAJOR CLIENTS


Revenues from major clients were as follows:


                                              1996                      1995
                                              ----                      ----
                                     Amount  Percent of Total    Amount  Percent of Total
                                     ------  ----------------    ------  ----------------
Three Months Ended September 30
-------------------------------
Hewlett-Packard Company           $ 4,955,208      26.9%     $ 1,709,297      16.2%
Ford Motor Company                  3,847,739      20.9        4,015,244      38.0
Price Waterhouse, LLP               1,779,826       9.7                -         -
Chrysler Corporation                1,532,751       8.3          875,220       8.3
United Parcel Service               1,044,644       5.7                -         -
Corel Corporation                           -         -          675,065       6.4

Nine Months Ended September 30
------------------------------

Hewlett-Packard Company           $14,628,054      30.1%     $ 3,318,672      11.6%
Ford Motor Company                 12,421,250      25.5       11,892,321      41.5
Chrysler Corporation                4,157,539       8.5        2,906,981      10.2
Price Waterhouse, LLP               2,095,794       4.3                -         -
United Parcel Service               1,057,644       2.2                -         -
Corel Corporation                     268,459       0.6        2,275,512       8.0



NOTE C --SECONDARY STOCK OFFERING

On October 2, 1996, the Company concluded a secondary stock offering. A total of 3,225,000 new shares of common stock were issued with net proceeds, before expenses of the offering, aggregating $77,851,500.

The proceeds will be used for general corporate purposes, including domestic and international call center expansion, capital expenditures, working capital and acquisitions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Overview

     The Company originally commenced operations as a computer hardware reseller and evolved into a provider of instructor-led, computer-based training for its computer hardware clients. During the late 1980's the Company added IT staffing and systems integration services as a complement to its existing training business. In 1993, as a result of the Company's growing expertise in providing IT staffing of on-site help desks, TechTeam entered the call center industry. Today, the Company's IT outsourcing services cover a broad range of IT, including planning, design, implementation and support. Although the Company's services are complementary, TechTeam has divided its service offerings into two divisions, Call Center Services and Corporate Computer Services (technical staffing, systems integration and training programs). Revenues from all service offerings are recognized as services are performed.

     Call Center Services consist of international telephone support for end-users of computer hardware and software products. Call Center Services are billed on a fee per call, fee per time spent on calls or per agent basis, each as negotiated with clients. Under the terms of certain Call Center Services contracts, clients are required to pay certain amounts at the commencement of the contract, which payments are non-refundable and as to which the Company has no further service obligation. Amounts billed under this provision of such contracts aggregated $485,900 for the three months ended September 30, 1995, and $618,100 and $915,900 for the nine months ended September 30, 1996 and 1995, respectively. The Company has recognized these amounts as revenues when they were billed. Absent unusual circumstances, in the future the Company expects to negotiate these contracts so that the revenues are recognized over the life of the contract.

     Technical staffing includes a variety of technical services, including the placement of computer personnel at client sites to support end-user applications through on-site help desks, as well as selected programming and consulting services. Systems integration consists of database design, computer product sales and networking services. Contracts for technical staffing and systems integration are generally negotiated on an hourly rate basis or are priced on a project basis. Training programs consist of instructor-led, computer-based training for word processing, spreadsheets, graphics, data bases, desktop publishing, operating systems, and systems administration for NetWare, JAVA, NT, Windows, OS/2 and UNIX and mainframe operating systems. For training programs, clients pay a fee per student trained or a fee for classes offered, in some cases with an advance payment for the cost of the necessary training materials.

     Cost of services delivered consists of direct personnel compensation, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing services to clients. Selling, general and administrative costs consist of sales, marketing and administrative personnel compensation, statutory and other benefits associated with such personnel, facility and equipment costs and other indirect costs associated with the sales and administrative functions of the Company.

The following table sets for the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:



                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                       --------------------------------    -------------------------------
                                               1996          1995                 1996   1995
                                               ----          ----                 ----   ----
REVENUES
Call Center Services                            47.0%        36.5%                47.4%     31.7%
                                              ------       ------               ------     -----
Corporate Computer Services
  Technical staffing                            21.4         35.8                 23.9      39.1
  Systems integration                           20.2         19.2                 17.9      18.9
  Training programs                             11.4          8.5                 10.8      10.3
                                              ------       ------               ------     -----
Total Corporate Computer Services               53.0         63.5                 52.6      68.3
                                              ------       ------               ------     -----
TOTAL REVENUES                                 100.0        100.0                100.0     100.0
COST OF SERVICES DELIVERED                      76.6         82.4                 76.8      77.4
                                              ------       ------               ------     -----
GROSS PROFIT                                    23.4         17.6                 23.2      26.6
                                              ------       ------               ------     -----
OTHER EXPENSES
Selling, general and administrative             14.1         11.2                 13.0      12.6
Interest                                         0.2           .0                  0.1        .0
                                              ------       ------               ------     -----
                                                14.3         11.2                 13.1      12.6
                                              ------       ------               ------     -----
INCOME BEFORE TAX PROVISIONS                     9.1          6.4                 10.1      10.0
TAX PROVISIONS                                   3.9          3.1                  4.2       4.2
                                              ------       ------               ------     -----
NET INCOME                                       5.2%         3.3%                 5.9%      5.8%
                                              ======       ======               ======     =====



Comparative Performance ---- Third Quarter of 1996 versus Third Quarter of 1995

TechTeam earned net income of $962,692, or $0.08 per share, for the Third Quarter of 1996 as compared to a net income of $346,541, or $0.03 per share, for theThird Quarter of 1995.

Revenues ---- TechTeam's total revenues increased by $7,828,270 in the Third Quarter of 1996 to $18,390,472, a 74.1% increase over revenues in the Third Quarter of 1995. Changes in revenues resulted from the following:

   Call Center Services ---- Revenues from Call Center Services increased by $4,793,787 in the Third Quarter of 1996. This was a 124.5% increase over Call Center Services revenues in the Third Quarter of 1995. The increase was due to an increase to 33 contracts in place at September 30, 1996 compared to the 15 contracts at September 30, 1995 and increased business with existing clients, primarily Hewlett-Packard.

   Technical staffing ---- Revenues from technical staffing increased by $143,453 in the Third Quarter of 1996. This was a 3.8% increase over technical staffing revenues in the Third Quarter of 1995. The increase was due to continued client demand for TechTeam's help desk and computer services personnel at Ford and other major accounts.

   Systems integration ---- Revenues from systems integration increased by $1,693,963 in the Third Quarter of 1996. This was a 83.5% increase over systems integration revenues in the Third Quarter of 1995. The increase was due principally to a growing demand by new and existing clients for TechTeam's networking services.

   Training programs ----Revenues from training programs increased by $1,197,067 in the Third Quarter of 1996. This was a 133.4% increase over training revenues in the Third Quarter of 1995. The increase was due to increased enrollments in the Company's training programs.

Cost of services delivered ---- The cost of services delivered increased by $5,390,658 in the Third Quarter of 1996. This was a 61.9% increase over the cost of services delivered in the Third Quarter of 1995. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 76.6% and 82.4% of revenues for the Third Quarter of 1996 and 1995, respectively. Third Quarter of 1995 amounts included certain non-recurring expenses, primarily related to the charge to expense of the remaining assets of the Company's European training facilities and the settlement of a lawsuit.

Selling, general and administrative ---- Selling, general and administrative expenses increased by $1,423,980 in the Third Quarter of 1996. This was a 120.9% increase over selling, general and administrative expenses in the Third Quarter of 1995. The increase was due principally to compensation costs for an increased number of sales and administrative personnel, statutory and other benefits associated with such personnel, facility and equipment costs, and other indirect costs needed to support the growth of the Company. These expenses were 14.1% of revenues in the Third Quarter of 1996 compared with 11.2% of revenues in the Third Quarter of 1995. This increase was due to an increased number of sales personnel and increased expenditures on the Company's technology infrastructure, both to support increased sales expectations in future periods.

Tax provisions ---- TechTeam recognized $522,000 of Federal income tax in the Third Quarter of 1996, resulting in an effective tax rate of 35.2% compared to an effective tax rate of 38.4% for theThird Quarter 1995. The Michigan Single Business Tax in the Third Quarter of 1996 was $182,000, with an effective tax rate of 10.9% compared to an effective tax rate of 16.9% in the Third Quarter of 1995.


Comparative Performance ---- First Nine Months of 1996 versus First Nine Months of 1995

TechTeam earned net income of $2,872,579, or $0.25 per share, for the first nine months of 1996 as compared to a net income of $1,189,355 or $0.15 per share, for the first nine months of 1995.

Revenues ---- TechTeam's total revenues increased by $19,995,985 in the first nine months of 1996 to $48,629,310, a 69.8% increase over revenues in the first nine months of 1995. Changes in revenues resulted from the following:

   Call Center Services ---- Revenues from Call Center Services increased by $13,953,224 in the first nine months of 1996. This was a 153.7% increase over Call Center Services revenues in the first nine months of 1995. The increase was due to an increase to 33 contracts in place at September 30, 1996 compared to the 15 contracts at September 30, 1995 and increased business with existing clients, primarily Hewlett-Packard.

   Technical staffing ---- Revenues from technical staffing increased by $427,439 in the first nine months of 1996. This was a 3.8% increase over technical staffing revenues in the first nine months of 1995. The increase was due to continued client demand for TechTeam's help desk and computer services personnel at Ford and other major accounts.

   Systems integration ---- Revenues from systems integration increased by $3,342,078 in the first nine months of 1996. This was a 62.0% increase over systems integration revenues in the first nine months of 1995. The increase was due principally to a growing demand by new and existing clients for TechTeam's networking services.

   Training programs ----Revenues from training programs increased by $2,273,244 in the first nine months of 1996. This was a 76.8% increase over training revenues in the first nine months of 1995. The increase was due to increased enrollments in the Company's training programs and the sale of $350,000 of computer-based training materials to a new client.

Cost of services delivered ---- The cost of services delivered increased by $15,182,079 in the first nine months of 1996. This was a 68.5% increase over the cost of services delivered in the first nine months of 1995. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 76.8% and 77.4% of revenues for the first nine months ended September 30, 1996 and 1995, respectively.

Selling, general and administrative ---- Selling, general and administrative expenses increased by $2,676,469 in the first nine months of 1996. This was a 73.8% increase over selling, general and administrative expenses in the first nine months of 1995. The increase was due principally to compensation costs for an increased number of sales and administrative personnel, statutory and other benefits associated with such personnel, facility and equipment costs, and other indirect costs needed to support the growth of the Company. These expenses were 13.0% of revenues in the first nine months of 1996 compared with 12.6% of revenues in the first nine months of 1995. This increase was due to an increased number of sales personnel and increased expenditures on the Company's technology infrastructure, both to support increased sales expectations in future periods.

Tax provisions ---- TechTeam recognized $1,553,000 of Federal income tax in the first nine months of 1996, resulting in an effective tax rate of 35.1% compared to an effective tax rate of 34.7% for first nine months of 1995. The Michigan Single Business Tax in the first nine months of 1996 was $505,000, with an effective tax rate of 10.2% compared to an effective tax rate of 10.8% in the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, TechTeam had working capital of $11,758,452. This is a decrease in working capital of $594,463 since December 31, 1995, due primarily to a temporary increase in short-term borrowings associated with capital expenditures.

TechTeam has a line-of-credit agreement with NBD Bank which provides for short-term borrowings of up to $6,000,000; the credit is unsecured. The line-of-credit is at the prime rate. The credit agreement was fully utilized at September 30, 1996 and was repaid in October 1996 from proceeds of the secondary offering discussed in Note C.

PART II

ITEM 5 - PUBLIC OFFERING OF SECURITIES


In early October 1996, the Company received approximately $77 million from the public sale of 3,225,000 shares of its common stock.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits -
         11. Computation of Earnings Per Share

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   National TechTeam, Inc.
                                            ------------------------------------
                                                      (Registrant)



Date:  November 11, 1996                    By:  /s/William F. Coyro Jr.
                                                 -------------------------------
                                                 William F. Coyro Jr.
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date:  November 11, 1996                    By:  /s/Lawrence A. Mills
                                                 -------------------------------
                                                 Lawrence A. Mills
                                                 Senior Vice President,
                                                 Chief Financial Officer and
                                                 Treasurer

                              NATIONAL TECHTEAM

                                EXHIBIT INDEX



Exhibit No.              Description                          Page No.
-----------              -----------                          --------
     11                  Computation of Earnings                14
     27                  Financial Data Schedule                15