Form 10-K405
period 1996-12-31
NATIONAL TECHTEAM INC /DE/
filed 1997-03-17
CIK 805054

                     US SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 0-16284

                            National TechTeam, Inc.
                        -------------------------------
                        (Name of issuer in its charter)

           Delaware                                    38-2774613
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

            835 Mason, Suite 200, Dearborn, MI                48124
          ---------------------------------------           ----------
          (Address of principal executive offices)          (Zip Code)

Issuer's telephone number: (313) 277-2277

Securities registered under Section 12(b)                      None
of the Securities Exchange Act:


Securities registered under Section 12(g)         Common Stock, $.01 par value
                                                  ----------------------------
of the Securities Exchange Act:                         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[x]  Yes     [ ]  No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1997 was approximately $311,330,000.

Revenues for issuer's most recent fiscal year ended December 31, 1996 were $69,150,996.

The number of outstanding shares of the issuer's common stock as of March 10, 1997 was 14,859,867.


                      DOCUMENTS INCORPORATED BY REFERENCE

National TechTeam, Inc.'s definitive Proxy Statement to be filed no later than 120 days after the end of the year covered by this report is incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     National TechTeam, Inc. ("National TechTeam," "TechTeam" or "Company") is a leading provider of information technology outsourcing support services to large national and multi-national corporations, government agencies and service organizations. The Company offers its services through two global business units: (i) Call Center Services, which provides its clients with inbound telephone support for their computer product end-users and (ii) Corporate Computer Services, which provides corporations with technical staffing (principally on-site help desk support), systems integration and instructor-led, computer-based training. TechTeam's client base includes Hewlett-Packard, Ford, Chrysler, First Chicago NBD, United Parcel Service, Owens-Corning, Novell and Sun Microsystems. Many of TechTeam's clients utilize services offered by both of TechTeam's business units. The Company has experienced rapid growth as the trend toward outsourcing has increased. Between 1992 and 1996, revenues increased from $10.9 million to $69.2 million and net income increased from $766,000 to $4.8 million. This represents compounded annual growth rates of 58.7% and 58.0% in revenues and net income, respectively.

INDUSTRY BACKGROUND

     The IT services market is large and growing rapidly as corporations continue to focus on their core business and seek to outsource technical support to third-party providers. In addition, the availability, complexity and number of end-users of computer processing systems have increased, further spurring the demand for IT support services. Dataquest estimates that from 1995 to 1999, the overall IT services market will grow from $50.7 billion to $79.0 billion; technical support services provided in-house and by third parties, such as those provided by call centers and on-site help desks, are expected to increase from $20.6 billion to $31.5 billion; and technical support services outsourced to third-party vendors are expected to increase from $2.6 billion to $7.2 billion. This represents compound annual growth rates of 11.7%, 11.2% and 29.0%, respectively. In addition, the Gartner Group estimates that by 1998 over 40% of companies will outsource corporate help desk services, a part of technical support services, compared to only 15% today.

     TechTeam's growth has been driven by several major business trends affecting the IT services market. Continued rapid technological change, more frequent upgrade cycles, the increased need for specialized knowledge to plan and implement IT strategies, the large capital expenditures necessary to maintain an IT infrastructure and the desire to convert fixed employee costs to variable costs are all factors which have led businesses to outsource an increasing portion of their computer and IT functions. The Company anticipates the outsourcing trend to continue as corporations reduce resources dedicated to non-core activities.

SERVICES

     The Company originally commenced operations as a value added reseller of computer hardware and software that also provided training for its computer products. During the late 1980's the Company added IT staffing and systems integration services as a complement to its existing training business. In 1993, as a result of the Company's growing expertise in providing IT staffing of on-site help desks, TechTeam entered the call center industry. Today, the Company's IT outsourcing services are intended to cover a broad range of IT, including planning, design, implementation and support. Although the Company's services are complementary, TechTeam has divided its service offerings into two divisions (i) Call Center Services and (ii) Corporate Computer Services (technical staffing, systems integration and training), which are described in more detail as follows:

          CALL CENTER SERVICES

          The Company is currently one of the largest international suppliers of call center services. TechTeam focuses on two types of customers: (i) manufacturers of hardware and software products, such as Hewlett-Packard, contract TechTeam to resolve their customers' inbound technical support calls regarding use of features, troubleshooting, problem diagnosis, and operating assistance; and (ii) major corporations, such as Chrysler, have selected TechTeam to provide off-site telephone-based support for their employees and/or customers on a national and international basis. TechTeam also provides services to support its clients throughout their sales cycle, including such services as market research, lead generation, new product launch support, pre-sales support, order fulfillment and entitlement. The following chart illustrates a representative sales cycle for a typical technology vendor:

                             [SALES CYCLE GRAPHIC]


     TechTeam's four domestic call centers, located in the metropolitan areas of Detroit (2), Chicago, and Dallas, and its Pan-European center in Brussels, Belgium, provide live agent and interactive voice response services. Currently, TechTeam has over 792 workstations available for three shifts, 24 hours a day, 7 days a week, 365 days per year and is able to provide services in 18 different languages. Call Center Services is currently staffed by 815 trained and experienced technical professionals who support over 500 software applications, hardware components, Internet sites and proprietary systems. The Company's state-of-the-art call centers are equipped with sophisticated telephony infrastructure, efficient networks, call distribution software, and productivity management tools which aid in increasing efficiency and utilization.

     CORPORATE COMPUTER SERVICES

     Technical Staffing. This largest component of TechTeam's Corporate Computer Services unit consists principally of on-site help desk personnel which are provided to clients almost exclusively on long-term assignments. For multi-national clients such as Ford and Chrysler, TechTeam establishes full service multi-product, multi-platform help desks that are resident on the clients' sites and are fully integrated with their operations. Clients' employees contact the help desks for assistance with product usage, network administration, product acquisition, and corporate computing standards. These productivity centers provide over-the-phone and deskside assistance for employees at all levels. Because of TechTeam's proximity to the client's technology and business practices, the Company is often asked to provide peripheral staffing services for contract programming, database design, graphics development and network management. Through its on-site help desk services, TechTeam develops a proprietary awareness of its clients' technology requirements and can provide creative solutions through the implementation of customized training programs.

     Systems Integration. Through systems integration services, TechTeam works closely with its clients in the design and integration of advanced technology systems. These systems, which are the IT foundation for many corporations today, require significant planning to assure that the various hardware and software components are compatible and will work together to achieve fast and reliable communications. Key services provided by TechTeam include: LAN/WAN design, installation, administration and support; World Wide Web development and a complete package of Internet services; Novell, NT Server and Lotus Notes implementation; QS 9000 and ISO 9000 software; hardware and software sales, installation, troubleshooting and maintenance.

          Training. Over the past several years, TechTeam has grown into a leading provider of customized corporate computer training in North America with training offerings ranging from general end-user modules to complex technical courses for IT professionals. The Company is a manufacturer-authorized training provider for many products produced by Novell, Microsoft, IBM, Lotus, SABRE and Sun Microsystems and is a Sylvan Prometric Testing Center in order to provide clients with certification access. Offerings include a wide array of applications within the office automation, network and client server marketplace. Although most training is delivered on client sites, TechTeam operates six training facilities located in Michigan (3), Massachusetts, Indiana and Illinois. Clients are offered a full range of delivery capabilities including course catalogs, registration, equipment, networks, course materials, certified trainers, evaluation options, desk-side tutorials, testing, feedback to help desks and reporting. TechTeam's documentation department works with clients to provide professional, customized reference materials including comprehensive systems manuals, newsletters, training materials, translation services, quick reference cards and product information flyers.

COMPETITIVE STRENGTHS

     TechTeam possesses several key competitive strengths that it believes will enable it to continue to expand its business by further penetrating existing client relationships and by attracting new clients. These strengths, which have contributed to TechTeam's rapid growth, are as follows:

     Internationally Recognized Client Base. National TechTeam provides its services to large national and multi-national clients who have a reputation for excellence in their market segments. These industry leaders impose high standards of performance on TechTeam, often requiring the Company to adopt best-in-class business practices. TechTeam has gained expertise in such best-in-class practices as customer service, end-user productivity, client server technology, computer integration, project management, and the formation of Intranet and World Wide Web sites across automotive, financial, manufacturing, computer, health care and consumer service industries. As TechTeam has met these standards of performance, it has received additional opportunities to expand its service offerings with clients such as Ford, Chrysler, First Chicago NBD, Hewlett-Packard, Novell, Sun Microsystems and others. The Company believes its established relationships and performance record with its demanding clients provide TechTeam with significant credibility and referral potential with new clients.

     Multiple Service Offerings. The demand for IT outsourcing support services is accelerating as more businesses seek outside expertise as a cost effective alternative to managing their increasingly complex technological requirements. TechTeam's broad array of service offerings evolved by reacting to its clients' needs and developing outsourcing support services designed to improve their productivity. The Company's largest clients utilize multiple elements of TechTeam's call center, technical staffing, systems integration and training service offerings. Rather than purchase services from a variety of vendors who specialize in a single offering, many clients seek to reduce their purchasing costs and create greater vendor accountability by using a select group of business partners for a broad range of IT needs. As TechTeam penetrates each account and becomes an integral long-term partner, it is able to reduce sales cost per customer, and is well positioned to retain its incumbent role as the preferred IT services provider.

     Technically Proficient Employee Base. As an established growth organization, TechTeam has been successful in recruiting and retaining a technically proficient employee base who seek both advancement opportunities and stability through a managed career path. TechTeam has a rigorous and continuing in-house training program that is designed to keep its professionals proficient with respect to the latest technologies and business methods. As the Company has grown, it has increased the number of employees from 136 in January 1992 to 1,294 in December 1996. While service-based companies are supported by technology, they are ultimately defined by the quality of their professional staff. In order to develop and retain high quality professionals, the Company applies comprehensive employee care practices, which include stringent recruiting requirements, ongoing training for improved performance and career advancement, periodic individual expectation and goal setting, employee recognition programs and competitive benefits and compensation.

     Recognition for Delivery of Quality Services. TechTeam is firmly committed to providing its clients with the highest quality of call center and corporate computer services, and has tailored its quality programs to address directly individual client requirements. TechTeam believes that consistent, high quality, cost-effective service delivery is the product of standardized business practices coupled with advanced technology and performance tracking. The Company's aggressive focus since mid-1993 on quality certification is the result of two key drivers: (i) rapid growth with strong profit margins is sustainable only through high client satisfaction, and (ii) many major corporations are now requiring, or will soon require, formal third-party quality certification of their business partners. TechTeam has been recognized for its delivery of quality services by being awarded ISO 9001 certification, an international standard for quality assurance and operating consistency. Within its call centers, TechTeam employs a comprehensive performance tracking system that measures objective and subjective attributes of service delivery. These quality criteria are customized for each project to reflect accurately the service delivery as perceived by the caller and with respect to the broader goals of the client.
The Company believes that its delivery of high quality services results from close supervision and management. When combined with its clients' performance evaluations, these operational practices provide a strategic advantage in competing for additional business. National TechTeam encourages and assists clients with direct connections to TechTeam's systems from their sites for real time access to operational statistics and performance. This sharing of key management information is intended to position National TechTeam as a business partner rather than a discrete third-party service provider.

     Advanced Technology Infrastructure. The Company believes that its technology enables it to maintain a leading position as a provider of IT support services, particularly in call center services. As such, National TechTeam's relationship with some of the world's leading companies has meant that TechTeam often receives challenging assignments requiring the use of advanced technology and methodologies. To meet these challenges, the Company continually trains its employees and clients in the latest product and service innovations. In addition, National TechTeam has built four new call centers in the last 18 months, investing substantial capital to build a technology infrastructure that features state-of-the-art call centers with sophisticated telephony, efficient networks, call distribution software and productivity management tools.

GROWTH STRATEGY

     The Company intends to increase revenues and to continue to grow its operations through the following growth strategy:

     Further Penetrate Existing Clients, Attract New Clients and Extend Service Lines. National TechTeam intends to market its call center and corporate support services aggressively through further penetration within existing accounts, pursuing new clients and through the addition of new service offerings. Historically, many of TechTeam's clients initially have engaged the Company to provide a specific service to a single division or business unit. National TechTeam believes that the provision of additional services to its existing client base represents a significant growth opportunity and that the access, contacts and goodwill provided by its existing client relationships afford it significant advantages in marketing additional services. The Company also intends to target new clients by continuing to leverage the credibility of its blue chip client list, its outstanding service delivery record and broad service offerings. In addition, TechTeam plans to extend its service line to meet its client's needs. Offerings have recently been added throughout a client's sales cycle such as pre-launch support, pre-sales support and order fulfillment, among others to complement the Company's strong post-sales support service.

     Leverage Technology and Training for Higher Margins. As part of the Company's expansion program, it built four state-of-the-art call centers and made other enhancements to its technological infrastructure. The investment for high-capacity advanced-function PBX phone switches, interactive voice response technology, automated call distributors, disaster recovery, back-up generators, technician training programs and facilities are fixed costs that can be spread across a larger revenue base. TechTeam's call centers operate 7 days a week, 24 hours a day, 365 days per year. National TechTeam also attempts to improve its margins by generating off-peak call center traffic to create a balance at each call center to supplement peak utilization between 7 a.m. and 9 p.m. EST. The Company is able to maintain activity at its call centers during off-peak hours by providing its services to Internet end-users and by providing international support, such as direct T1 access to service contracts from Australia, Europe, and the Pacific Rim.

     National TechTeam's roots in corporate training have greatly impacted the development of all of the Company's service lines and continue to play a key role in service evolution. With a professional staff of over 50 certified trainers and a large team of degreed instructional designers, TechTeam is afforded a unique opportunity to make use of extensive training resources, course materials, infrastructure, equipment, labs, and facilities across all aspects of the business. The Company believes that these training assets provide three distinct benefits to National TechTeam, each of which improve employee productivity and reduce operating costs: (i) staff retention is improved by continuing to challenge employees and preparing them for advancement; (ii) cross-trained employees can be moved between projects to meet client needs and to increase utilization; and (iii) professional training is an affordable way to keep employees current on emerging technologies and business practices.

     TechTeam has added four new call centers and two new training facilities in the period between January 1, 1995 and December 31, 1996. The Company has the capacity to nearly double both its present call volumes and training volumes without incurring additional material facility and operating infrastructure expenses.

     Expand Globally. National TechTeam's business development and expansion strategy is based on a combination of anticipating and responding to client needs and selective acquisitions. As major corporations redefine themselves to compete in the global marketplace, TechTeam is responding by delivering services on a multi-national basis to many of its largest clients. In particular, the Company opened its 75%-owned, joint-venture operated call center in Brussels, Belgium in May 1996 in order to provide its U.S.-based clients with Pan-European call center services. During 1996, TechTeam has also opened facilities in Troy, Michigan; Harper Woods, Michigan; and Indianapolis, Indiana. TechTeam services many of its clients' international requirements by operating its domestic call centers on a 24-hour basis and offering its services in 18 foreign languages. The Company believes that its record of responding to its clients' geographic demands has greatly strengthened its relationship and opportunities with its clients. National TechTeam continually monitors and evaluates additional expansion opportunities and is prepared to act when justified by client demand.

     Pursue Selective Acquisitions, Joint Ventures and Alliances. Many industry analysts believe that the IT industry, which has been proliferating, is likely to enter a consolidation phase within the next several years. National TechTeam continually monitors the marketplace for appropriate opportunities and intends to maintain flexibility in finding ways to increase TechTeam's resources and capabilities. The Company also seeks joint venture partners when it determines that a partnership arrangement will be beneficial when offering a new line of business or entering a new marketplace. In opening its Brussels call center, TechTeam entered into a joint venture with Paratel N.V., a Pan-European provider of call center services.

     National TechTeam believes that its services are enhanced by establishing mutually beneficial partnerships with computer industry leaders, niche players, and other key suppliers of software, hardware and services. Alliances have resulted in contracts directly with manufacturers such as Sun Microsystems, Novell, Palindrome, Shiva and Hewlett-Packard for product training, network implementation and technical support.

     Continue a Strong Commitment to Quality Service. TechTeam's commitment to quality service and its continued efforts to obtain additional certification and recognition for its quality methodologies forms the basis of the Company's ongoing strategy. This strategy is essential to TechTeam's ability to generate new business because many companies already require their suppliers to adopt the QS and ISO quality systems and the Company believes many more will require compliance in the near future. National TechTeam has received ISO 9001 certification and the Ford Q1 quality award. As a remarketer of System 9000 software and a training provider for this enterprise-wide quality management tool, TechTeam assists other companies in obtaining QS and ISO certification and in implementing quality control systems. Other elements of the Company's quality program which are key to its overall strategy are the recruitment, training and retention of a highly qualified and dedicated work force.

TECHNOLOGY

     As an IT outsourcing company, National TechTeam relies upon technology to offer its clients efficient, high quality call center services. TechTeam has invested in high performance, scalable, manageable telecommunications and data networks and infrastructure. TechTeam's call centers are equipped with Aspect ACD's, Dialogic IVR's, and other leading call processing technologies including all of the latest enhancements to allow the most innovative and cost effective advanced call center and call processing capabilities in the industry. TechTeam's call center agents are equipped with state-of-the-industry PC's from leading manufacturers, and its world wide data communication network allows the Company to manage its networks in the most cost effective manner, and with the highest availability, possible. National TechTeam's call centers are equipped with fault tolerant fiber-based telecommunication equipment and networks from leading carriers allowing TechTeam to assure its clients the most reliable call center services available. All of these investments allow the Company to lower start up cost for its clients and to offer one of the lowest total cost structures in the industry without sacrificing quality of service.

     National TechTeam has also built a "Foundation Platform" using technology developed by Webcentric Communications, Inc. The Foundation Platform is a set of industry standard technologies and systems combined into a unique and powerful vehicle to enable TechTeam to connect its clients and its clients' customers with an expert in nearly any language and in virtually any location. This technology platform will enable TechTeam to maximize utilization of its human resources dedicated to Call Center Services.

     National TechTeam's strategy is to use technology to create competitive advantage. TechTeam will continue to pursue this strategy by creating innovative applications that allow its clients and its clients' customers to improve their own operational efficiencies. All of the features of the Foundation Platform can be deployed within the Company's corporate accounts as well as its OEM and ISV customers. By leveraging this platform, National TechTeam expects its cost of service to be reduced through the use of "Virtual Agents". Virtual Agents are agents which can be deployed through the Foundation Platform anywhere in the world where agents have access to a Netscape browser and a simple telephone and analog line. This innovative application allows TechTeam to lower infrastructure costs, maintain operational controls and address the challenge of recruiting qualified professional support agents.

MARKETING, SALES AND CLIENTS

     The Company's sales and marketing strategy is to generate new business opportunities and to develop stronger relationship with existing customers. To implement this strategy, National TechTeam currently employs 33 sales professionals, a three-fold increase in sales professionals since 1995. In addition, the Company has put in place an organizational structure consisting of three focused teams: (i) Central Support Services, dedicated specifically to call center outsourcing opportunities; (ii) Corporate Computer Services, which is divided into a major accounts group and national accounts group and (iii) European Operations. The principal objective of this structure is to assign marketing representatives with a thorough knowledge of the clients' needs and the requisite sales experience to afford the maximum opportunity for cross-selling TechTeam's services and leveraging the Company's experience with major clients into new client relationships. Marketing efforts include direct solicitations, attendance at industry and trade shows, and invitations for clients to visit the Company's business offices and three types of delivery venues: National TechTeam's call centers, help desks located on client facilities, and in-progress training sessions.

     TechTeam's client base is comprised principally of large national and multi-national corporations, service organizations and governmental units. The automobile industry accounts for a major portion of the Company's revenues, although the percentage of revenues represented by clients in other industries has been steadily increasing. Combined sales to National TechTeam's five largest clients in 1996 accounted for 67.7% of total revenues. In 1996, the combined revenues from Ford Motor Company and Chrysler Corporation totaled 31.5% of the Company's revenues. Although TechTeam has historically been and continues to be dependent upon Ford for a significant portion of its total revenues, Hewlett-Packard became the Company's largest client in 1996. The percentage of total revenues derived from Ford declined to 23.6% in 1996 from 37.4% in 1995 and from 47.1% in 1994 even while revenues from Ford increased 14.9% during that same period. Total revenues from non-Ford clients increased at a 82.0% compound annual growth rate from 1994 to 1996. Although TechTeam's management recognizes, and has acted upon, the need to diversify its client base, National TechTeam continues to seek additional business from its largest clients and those clients will continue to constitute a high percentage of TechTeam's total revenues in the foreseeable future. The Company does not have exclusive arrangements with any clients, and most contracts are cancelable by either party on short notice. In addition, most clients may reduce the use of TechTeam's services unilaterally without penalty or with the payment of certain start up costs if canceled early. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Business With Major Clients."

The following is a selected list of TechTeam's clients:
   Automobile Club of Michigan                        Meijers
   Blue Cross/Blue Shield of Michigan                 Micrografx
   Chrysler Corporation                               Novell
   Comdisco Inc.                                      Owens-Corning
   Concentric Network Corporation                     Rockwell International
   First Chicago NBD                                  Sun Microsystems
   Ford Motor Company                                 United Parcel Service
   Hewlett-Packard                                    Wayne County Government
   Intelliquest

INTELLECTUAL PROPERTY RIGHTS

     National TechTeam's success is dependent upon certain methodologies it utilizes in designing and delivering Corporate Computer Services and Call Center Services. TechTeam's business includes the development of custom software in connection with specific client engagements. Ownership of such software is generally assigned to the client. The Company also develops certain foundation and application software products, or software "tools," which remain the property of the Company.

     National TechTeam relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom TechTeam licenses intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance that the steps taken by National TechTeam in this regard will be adequate to deter misappropriation of proprietary information or that TechTeam will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

     Although the Company believes that its services do not infringe on the intellectual property rights of others and that it has all rights necessary to utilize the intellectual property employed in its business, National TechTeam is subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses of the intellectual property which is the subject of asserted infringement.

     TechTeam(R) and Support Central(R) are servicemarks that are registered with the United States Patent and Trademark Office. Federal servicemark registrations may be renewed indefinitely as long as the underlying servicemark remains in use. Aside from the foregoing, the Company holds no other trademarks, servicemarks or patents.

COMPETITION

     National TechTeam faces intense competition in the markets served by both its Call Center and Corporate Computer Services divisions. In the call center market, TechTeam competes with other call center companies, some of which have substantially greater resources including more call center locations, greater financial resources, a larger client base and more name recognition. In the corporate computer services markets, the Company competes with many entities including systems integration firms, application software firms, staffing firms, "Big Six" accounting firms, facilities management firms and computer consulting firms. Many of these firms have far greater resources, clients and name recognition than National TechTeam. TechTeam also faces significant competition in both markets from its own clients and potential clients whose internal resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company. National TechTeam competes principally on the basis of quality of customer service, being able to provide a broad range of IT services, price, experience and reputation in the industry, technological capabilities, quality practices, rapid response to client needs and referrals from existing clients.

HUMAN RESOURCES

     At December 31, 1996, TechTeam had a total of 1,294 employees of which 132 were part-time. The functional responsibilities of these employees are as follows: 751 client support agents and related employees in Call Center Services; 247 professionals in technical staffing; 113 professionals in systems integration; 86 instructors and related employees in training; 34 employees in sales and marketing; and 63 employees in management and administration. National TechTeam believes its relationship with its employees is excellent.

ITEM 2. PROPERTIES

The following table sets forth the primary real properties which TechTeam leases and occupies:

                                                          LEASE TERM
                                                         BEGINNING AND         SQUARE
  LOCATION                          FUNCTION               EXPIRING           FOOTAGE
-------------------------------------------------------------------------------------
Dearborn, MI . . . . . . .  World Headquarters and    01/01/97 - 12/31/05     54,859
                            North American Training
                            Center Headquarters
Southfield, MI . . . . . .  World Call Center         11/01/93 - 12/31/00     57,403
                            Headquarters and
                            Training Center
Dallas, TX . . . . . . . .  Regional Office and       10/01/95 - 09/30/00     34,061
                            Call Center
Harper Woods, MI . . . . .  Call Center               06/15/96 - 06/14/97     17,775
Chicago, IL  . . . . . . .  Regional Office, Call      3/1/94 - 2/28/00       13,195
                            Center and Training
                            Center
Boston, MA . . . . . . . .  Training Center            9/5/96 - 9/30/97        5,214
Troy, MI . . . . . . . . .  Training Center           01/01/96 - 12/31/98      2,345
Omaha, NB  . . . . . . . .  WebCentric Operations      1/1/97 - 12/31/02       2,174

Indianapolis, IN . . . . .  Training Center           01/01/96 - 12/31/00      1,881
Brussels, Belgium  . . . .  Call Center                        *               1,356
----------

* As part of its joint-venture with Paratel N.V., TechTeam has the right to occupy space which is cancellable on 180 days notice. Although the Company does not foresee the loss of this right in the near future, the Company believes that suitable replacement facilities are readily available.

     TechTeam believes that the facilities it occupies are well maintained and in good operating condition. These facilities include general office space and 22 well-equipped computer training classrooms. Because some TechTeam services are performed at client sites, the cost of maintaining multiple offices is minimized. In addition to the properties listed in the above table, TechTeam employs personnel and performs ongoing business in California, New Jersey and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

     TechTeam is not aware of any material legal proceedings against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the reported high and low sales prices of the Company's common stock for the quarters indicated as reported on the Nasdaq National Market. The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "TEAM."



                                                                      HIGH       LOW
                                                                     -------   ------
   1995
     First Quarter . . . . . . . . . . . . . . . . . . . . . . .     $ 5.250   $ 3.500
     Second Quarter  . . . . . . . . . . . . . . . . . . . . . .     $ 6.875   $ 3.875
     Third Quarter . . . . . . . . . . . . . . . . . . . . . . .     $ 7.500   $ 5.250
     Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . .     $ 6.125   $ 4.875

   1996
     First Quarter . . . . . . . . . . . . . . . . . . . . . . .     $ 6.250   $ 4.750
     Second Quarter  . . . . . . . . . . . . . . . . . . . . . .     $17.875   $ 5.063
     Third Quarter . . . . . . . . . . . . . . . . . . . . . . .     $27.500   $ 7.500
     Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . .     $30.125   $19.875

     The Company has never paid any dividends on its common stock and expects for the foreseeable future to retain all of its earnings from operations for use in expanding and developing its business. Any future decision as to payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant.

     TechTeam had 757 shareholders of record as of March 10, 1997.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data and is qualified by the more detailed Consolidated Financial Statements and notes thereto included in Item 8 in this Form 10-K Report. The Statement of Financial Position Data as of December 31, 1992, 1993, 1994, 1995, and 1996, and the Statement of Operations Data for each of the five years in the period ended December 31, 1996 have been derived from the Company's consolidated financial statements for such years, which have been audited by Ernst & Young LLP, independent auditors.

                                                                   YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------
                                                       1996       1995       1994       1993         1992
                                                     -------    -------    -------     -------     --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues
   Call Center Services . . . . . . . . . . . . . .  $33,697    $15,123    $ 7,173     $ 2,326      $     -
   Corporate Computer Services                       -------    -------    -------     -------      -------
      Technical staffing  . . . . . . . . . . . . .   15,608     14,732     12,837      10,085        6,052
      Systems integration . . . . . . . . . . . . .   12,819      7,840      5,530       2,647        1,079
      Training programs   . . . . . . . . . . . . .    7,027      4,018      4,613       5,386        3,771
                                                     -------    -------    -------     -------      -------
   Total Corporate Computer Services  . . . . . . .   35,454     26,590     22,980      18,118       10,902
                                                     -------    -------    -------     -------      -------
Total revenues  . . . . . . . . . . . . . . . . . .   69,151     41,713     30,153      20,444       10,902
Cost of services delivered  . . . . . . . . . . . .   52,600     32,337     23,099      15,821        8,459
                                                     -------    -------    -------     -------      -------
Gross profit  . . . . . . . . . . . . . . . . . . .   16,551      9,376      7,054       4,623        2,443
                                                     -------    -------    -------     -------      -------

Other expenses/(income)
   Selling, general and administrative  . . . . . .    9,341      5,349      3,872       1,787        1,359
   Interest expense . . . . . . . . . . . . . . . .      128         24         34          67           53
   Interest income  . . . . . . . . . . . . . . . .     (937)       (74)       (71)          -            -
   Gain on sale of investment . . . . . . . . . . .        -          -       (152)          -            -
                                                     -------    -------    -------     -------      -------
                                                       8,532      5,299      3,683       1,854        1,412
                                                     -------    -------    -------     -------      -------
Income before tax provisions  . . . . . . . . . . .    8,019      4,077      3,371       2,769        1,031
Tax provisions  . . . . . . . . . . . . . . . . . .    3,245      1,678      1,400       1,097          265
                                                     -------    -------    -------     -------      -------
Net income  . . . . . . . . . . . . . . . . . . . .  $ 4,774    $ 2,399    $ 1,971     $ 1,672      $   766
                                                     =======    =======    =======     =======      =======
Primary and fully diluted earnings per share  . . .  $  0.38    $  0.21    $  0.18     $  0.18      $  0.09
                                                     =======    =======    =======     =======      =======
Weighted average number of common shares and
common share equivalents outstanding
   Primary    . . . . . . . . . . . . . . . . . . .   12,520     11,361     10,891       9,306        8,422
   Fully diluted  . . . . . . . . . . . . . . . . .   12,544     11,361     11,079       9,523        8,733

                                                                         DECEMBER 31,
                                                     ------------------------------------------------------
                                                       1996       1995       1994       1993         1992
                                                     -------    -------    -------     -------     --------
                                                                        (IN THOUSANDS)
STATEMENT OF FINANCIAL POSITION DATA:
Current assets  . . . . . . . . . . . . . . . . . .  $ 98,900    $16,191    $12,890     $ 6,173      $ 3,085
Current liabilities . . . . . . . . . . . . . . . .     8,341      3,839      1,173       2,006        2,037
Total assets  . . . . . . . . . . . . . . . . . . .   111,962     22,286     17,149      10,300        4,130
Long-term liabilities . . . . . . . . . . . . . . .       162        555        146         214          104
Total shareholders' equity  . . . . . . . . . . . .   103,459     17,892     15,829       8,080        1,989


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

     The Company originally commenced operations as a value added reseller of computer hardware and software that also provided training for its computer products. During the late 1980's the Company added IT staffing and systems integration services as a complement to its existing training business. In 1993, as a result of the Company's growing expertise in providing IT staffing of on-site help desks, TechTeam entered the call center industry. Today, the Company's IT outsourcing services cover a broad range of IT, including planning, design, implementation and support. Although the Company's services are complementary, TechTeam has divided its service offerings into two divisions, Call Center Services and Corporate Computer Services (technical staffing, systems integration and training programs). Revenues from all service offerings are recognized as services are performed.

     Call Center Services consist of international telephone support for end-users of computer hardware, software products and services. Call Center Services are billed on a fee per call, fee per time spent on calls or per agent basis, each as negotiated with clients. Under the terms of certain Call Center Services contracts, clients are required to pay certain amounts at the commencement of the contract, which payments are non-refundable and as to which the Company has no further service obligation. Amounts billed under this provision of such contracts aggregated $618,100 in 1996; $1,655,700 in 1995; and $19,600 in 1994. National TechTeam has recognized these amounts as revenues when they were billed. Absent unusual circumstances, in the future the Company expects to negotiate these contracts so that the revenues are recognized over the life of the contract.

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

     Cost of services delivered consists of direct personnel compensation, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing services to clients. Selling, general and administrative costs consist of sales, marketing and administrative personnel compensation, statutory and other benefits associated with such personnel, facility and equipment costs and other indirect costs associated with the sales, marketing and administrative functions of the Company.

     The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:


                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                1996          1995          1994
                                                ----          ----          ----
Revenues
    Call Center Services . . . . . . . . . .    48.7%         36.3%         23.8%
                                               -----         -----         -----
    Corporate Computer Services  . . . . . .
       Technical staffing  . . . . . . . . .    22.6          35.3          42.6
       Systems integration . . . . . . . . .    18.5          18.8          18.3
       Training programs . . . . . . . . . .    10.2           9.6          15.3
                                               -----         -----         -----
    Total Corporate Computer Services  . . .    51.3          63.7          76.2
                                               -----         -----         -----
Total revenues   . . . . . . . . . . . . . .   100.0         100.0         100.0
Cost of services delivered . . . . . . . . .    76.1          77.5          76.6
                                               -----         -----         -----
Gross profit . . . . . . . . . . . . . . . .    23.9          22.5          23.4
                                               -----         -----         -----
Other expenses/(income)
    Selling, general and administrative  . .    13.5          12.8          12.8
    Interest expense . . . . . . . . . . . .     0.2           0.1           0.1
    Interest income  . . . . . . . . . . . .    (1.4)         (0.2)         (0.2)
    Gain on sale of investment . . . . . . .      --            --          (0.5)
                                               -----         -----         -----
                                                12.3          12.7          12.2
                                               -----         -----         -----
Income before tax provisions   . . . . . . .    11.6           9.8          11.2
Tax provisions . . . . . . . . . . . . . . .     4.7           4.0           4.7
                                               -----         -----         -----
Net income   . . . . . . . . . . . . . . . .     6.9%          5.8%          6.5%
                                               =====         =====         =====



     Between 1994 and 1996, TechTeam's revenues increased at a compound annual rate of 51.4%. The Company believes that its growth has benefited from the trend among large corporations to outsource much of their information technology needs and TechTeam's ability to provide services that address a broad range of those needs. The Company believes that the outsourcing trend will continue and will provide continuing opportunities for both of its service lines. TechTeam further believes that its service offerings are influenced substantially by its clients' desires to focus on their core businesses and to leave information technology needs to the Company for which information technology is its core business. TechTeam's training programs have encountered cyclical enrollment trends, influenced by the timing and extent to which clients are upgrading desk top software.

     National TechTeam's business is based on client relationships with major corporations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Business with Major Clients."

     Comparative Performance -- 1996 versus 1995

     National TechTeam earned net income of $4,773,632, or $0.38 per share, for 1996 as compared to a net income of $2,399,067 or $0.21 per share, for 1995.

     Revenues -- National TechTeam's total revenues increased by $27,437,364 in 1996 to $69,150,996, a 65.8% increase over revenues in 1995. Changes in revenues resulted from the following:

          Call Center Services -- Revenues from Call Center Services increased by $18,574,150 in 1996. This was a 122.8% increase over Call Center Services revenues in 1995. The increase was due to an increase to 36 contracts in place at December 31, 1996 compared to the 18 contracts at December 31, 1995, increased business with existing customers, primarily Hewlett-Packard, and fees of $2.1 million related to licensing of its Foundation Platform software to others.

          Technical staffing -- Revenues from technical staffing increased by $876,187 in 1996. This was a 5.9% increase over technical staffing revenues in 1995. The increase was due to continued client demand for TechTeam's help desk and computer services personnel at Ford and other major accounts.

          Systems integration -- Revenues from systems integration increased by $4,977,961 in 1996. This was a 63.5% increase over systems integration revenues in 1995. The increase was due principally to a growing demand by existing clients for TechTeam's networking services.

          Training programs -- Revenues from training programs increased by $3,009,066 in 1996. This was a 74.9% increase over training revenues in 1995. The increase was due to increased enrollments in the Company's training programs and the sale of $350,000 of computer-based training materials to a new client.

     Cost of services delivered -- The cost of services delivered increased by $20,262,802 in 1996. This was a 62.7% increase over the cost of services delivered in 1995. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 76.1% and 77.5% of revenues in 1996 and 1995, respectively.

     Selling, general and administrative -- Selling, general and administrative expenses increased by $3,991,834 in 1996. This was a 74.6% increase over selling, general and administrative expenses in 1995. The increase was due principally to compensation costs for an increased number of sales and administrative personnel, statutory and other benefits associated with such personnel, facility and equipment costs, and other indirect costs needed to support the growth of the Company. These expenses were 13.5% of revenues in 1996 compared with 12.8% of revenues in 1995. This increase was due primarily to expansion of National TechTeam's sales and internal management information systems staffs to support the growth of the Company.

     Interest income -- Commencing in October 1996, National TechTeam began earning significant amounts of interest income on cash generated by the 1996 public stock offering.

     Tax provisions -- TechTeam recognized $2,536,699 of Federal income tax in 1996, resulting in an effective tax rate of 34.7% compared to an effective tax rate of 34.6% for 1995. The Michigan Single Business Tax in 1996 was $709,000, with an effective tax rate of 8.8% compared to an effective tax rate of 10.1% in 1995, the reduction reflecting tax credits generated by the creation of new jobs in Michigan.

     Comparative Performance -- 1995 versus 1994

     National TechTeam earned net income of $2,399,067, or $0.21 per share, for 1995 as compared to a net income of $1,971,049, or $0.18 per share, for 1994.

     Revenues -- The Company's total revenues increased by $11,560,661 in 1995 to $41,713,632, a 38.3% increase over 1994 revenues. Changes in revenues resulted from the following:

          Call Center Services -- Revenues from Call Center Services increased by $7,950,297 in 1995. This was a 110.8% increase over Call Center Services revenues in 1994. The increase was due to an increase to 18 contracts in place at December 31, 1995 compared to the seven contracts at December 31, 1994.

          Technical staffing -- Revenues from technical staffing increased by $1,895,098 in 1995. This was a 14.8% increase over technical staffing revenues in 1994. The increase was due to continued client demand for TechTeam's help desk and computer services personnel at Ford and other major accounts.

          Systems integration -- Revenues from systems integration increased by $2,310,827 in 1995. This was a 41.8% increase over systems integration revenues in 1994. The increase was due principally to a growing demand by existing clients for TechTeam's networking and applications development services.

          Training programs -- Revenues from training programs decreased by $595,561 in 1995. This was a 12.9% decrease from training revenues in 1994. The decrease was due to a reduced scope of training services for a major client.

     Cost of services delivered -- The cost of services delivered increased by $9,238,101 in 1995. This was a 40.0% increase over the cost of services delivered in 1994. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 77.5% and 76.4% of revenues in 1995 and 1994, respectively.

     Selling, general and administrative -- Selling, general and administrative expenses increased by $1,476,875 in 1995. This was a 38.1% increase over selling, general and administrative expenses in 1994. The increase was due principally to compensation costs for an increased number of sales and administrative personnel, statutory and other benefits associated with such personnel, facility and equipment costs, and other indirect costs needed to support the growth of the Company. These expenses were 12.8% of revenues in both 1995 and 1994.

     Tax provisions -- National TechTeam recognized $1,268,236 of Federal income tax in 1995, resulting in an effective tax rate of 34.6% for 1995 compared to an effective tax rate of 35.7% for 1994. In 1995, TechTeam reversed $25,000 of Federal income tax reserve, resulting in the reduced effective tax rate. The Michigan Single Business Tax in 1995 was $410,000, with an effective tax rate of 10.1% compared to an effective tax rate of 9.1% for 1994.

     Impact of Business with Major Clients

     Historically, National TechTeam has been heavily dependent upon Ford for a major portion of its revenues. Management recognizes the need to diversify its client base from both a client and industry perspective. The Company has had some success in this regard as Hewlett-Packard became TechTeam's largest client in 1996. However, the Company continues to seek additional business from its largest clients and those clients will continue to constitute a high percentage of National TechTeam's total revenues for the foreseeable future. TechTeam's services are not specific to any single industry and can be beneficial to most large corporations. National TechTeam's technical staffing and training programs cover most of the popular software applications and can be customized to improve the productivity of microcomputer users in most companies. Continuing efforts to increase sales outside of Ford have produced positive results, as total revenues from non-Ford clients were $52,839,227 in 1996, $26,128,668 in 1995, and $15,957,118 in 1994, a compound annual growth rate of 82.0%.

                                                                             YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                   1996               1995                1994
                                                                   ----               ----                ----
Hewlett-Packard Company
    Revenues for the period   . . . . . . . . . . . . . . .      $19,266,318       $ 7,269,445          $       --
    Percentage increase from prior period   . . . . . . . .            165.0%              --_*                 -- %
    Percentage of total revenues  . . . . . . . . . . . . .             27.9%             17.4%                 -- %
Ford Motor Company
    Revenues for the period   . . . . . . . . . . . . . . .      $16,311,769       $15,584,964          $14,195,853
    Percentage increase from prior period   . . . . . . . .              4.7%              9.8%                 3.6%
    Percentage of total revenues  . . . . . . . . . . . . .             23.6%             37.4%                47.1%
Chrysler Corporation
    Revenues for the period   . . . . . . . . . . . . . . .      $ 5,485,038       $ 4,162,419          $ 3,294,788
    Percentage increase from prior period . . . . . . . . .             31.8%             26.3%               160.2%
    Percentage of total revenues  . . . . . . . . . . . . .              7.9%             10.0%                10.9%
Corel Corporation
    Revenues for the period   . . . . . . . . . . . . . . .      $   268,459       $ 2,737,601          $ 3,687,298
    Percentage increase/(decrease) from prior period  . . .            (90.2)%           (25.8)%              789.4%
    Percentage of total revenues  . . . . . . . . . . . . .              0.4 %             6.6 %               12.2%
Novell, Inc.
    Revenues for the period   . . . . . . . . . . . . . . .      $        --       $   522,973          $ 2,260,203
    Percentage increase/(decrease) from prior period  . . .           (100.0)%           (76.7)%               31.6%
    Percentage of total revenues  . . . . . . . . . . . . .               --               1.3 %                7.5%


------------

* First year of business relationship

     Services provided to Ford and Chrysler consist of contract computer end-user support including on-site help desks and call center services, programming services, documentation services, and classroom training programs. TechTeam provides these services to virtually all Ford divisions and two finance-related Ford subsidiaries. Services provided to Hewlett-Packard, Corel and Novell consist of technical product post-sales support provided from TechTeam call center sites.

     Revenues from Hewlett-Packard first commenced in mid-1995 with the award of the first contract for call center services. 1996 was the first full year of services under that contract. Additional contracts have been awarded in 1996.

     Revenues from Corel first commenced in late 1993 and continued into early 1996 at which time Corel made a strategic decision to bring its call center outsourcing service back in-house. The Company believes Corel's decision is unrelated to the Company's performance.

     Revenues from Novell (product support related to WordPerfect application software) first commenced in mid-1993 and continued until late 1995 at which time Novell discontinued outsourced telephone support for its customers. The Company believes Novell's decision is unrelated to the Company's performance and, shortly after discontinuation of service, the WordPerfect business unit was sold to Corel Corporation.

LIQUIDITY AND CAPITAL RESOURCES

     Over the three year period commencing January 1, 1994, the Company's business has been financed by cash provided by operations and the issuance of common stock, primarily $5,020,834 of private placements in 1994, shares issued throughout the period under stock option plans and $77,851,500 from a public offering in 1996. Indicators of the Company's financial strength are summarized below:


                                                                           DECEMBER 31,
                                                         -------------------------------------------------
                                                            1996               1995              1994
                                                            ----               ----              ----
Working capital . . . . . . . . . . . . . . . . . .      $ 90,559,459       $12,352,915        $11,716,501
Current ratio . . . . . . . . . . . . . . . . . . .              11.9               4.2               11.0
Debt as a percentage of total capitalization  . . .               0.0%              2.4%               0.0%
Shareholders' equity  . . . . . . . . . . . . . . .      $103,458,639       $17,891,966        $15,829,026


     The Company's working capital was $90,559,459 at December 31, 1996, an increase of 633.1% from December 31, 1995. This increase was due primarily to funds provided by the public stock offering in 1996 and 1996 operating results (reflected primarily in higher accounts receivable balances due to increased sales).

     TechTeam has a line-of-credit agreement with NBD Bank which provides for short-term borrowings of up to $6,000,000; the credit is unsecured. The line of credit is at the prime rate. There were no borrowings under the credit agreement at December 31, 1996.

     In 1995, National TechTeam invested $1,057,000 in telecommunications hardware and software which was financed through a five year bank term note. Management believes sufficient cash resources exist to support its current growth strategies through currently available cash, future operations, and the Company's existing bank credit arrangement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of National TechTeam, Inc. and Subsidiaries are included in Item 8:


                                                                                        PAGE
Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . . . . . . . . . . .  20

Consolidated Statements of Operations -- Years Ended December 31, 1996,
1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

Consolidated Statements of Financial Position -- December 31, 1996
and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22-23

Consolidated Statements of Shareholders' Equity -- Years Ended December 31, 1996,
1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

Consolidated Statements of Cash Flows -- Years Ended December 31, 1996,
1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . .  26-34

     The following financial statement schedules of National TechTeam, Inc. and Subsidiaries are included pursuant to the requirements of Item 14(d): None.

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

                       This Page Intentionally Left Blank

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

BOARD OF DIRECTORS
NATIONAL TECHTEAM, INC.

     We have audited the accompanying consolidated statements of financial position of National TechTeam, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

     We conducted our audits in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National TechTeam, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                               ERNST & YOUNG LLP

February 26, 1997
Detroit, Michigan

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------
                                                          1996              1995                1994
                                                          ----              ----                ----
REVENUES - NOTE B
   Call Center Services  . . . . . . . . . . . . .     $33,697,444       $15,123,294         $ 7,172,997
                                                       -----------       -----------         -----------
   Corporate Computer Services
      Technical staffing . . . . . . . . . . . . .      15,608,237        14,732,050          12,836,952
      Systems integration  . . . . . . . . . . . .      12,818,545         7,840,584           5,529,757
      Training programs  . . . . . . . . . . . . .       7,026,770         4,017,704           4,613,265
                                                       -----------       -----------         -----------
   Total Corporate Computer Services . . . . . . .      35,453,552        26,590,338          22,979,974
                                                       -----------       -----------         -----------
TOTAL REVENUES . . . . . . . . . . . . . . . . . .      69,150,996        41,713,632          30,152,971
COST OF SERVICES DELIVERED . . . . . . . . . . . .      52,599,818        32,337,016          23,098,915
                                                       -----------       -----------         -----------
GROSS PROFIT . . . . . . . . . . . . . . . . . . .      16,551,178         9,376,616           7,054,056
                                                       -----------       -----------         -----------
OTHER EXPENSES/(INCOME)
   Selling, general and administrative . . . . . .       9,340,868         5,349,034           3,872,159
   Interest expense  . . . . . . . . . . . . . . .         128,213            24,109              33,911
   Interest income . . . . . . . . . . . . . . . .        (937,234)          (73,830)            (71,467)
   Gain on sale of investment  . . . . . . . . . .              --                --            (152,471)
                                                       -----------       -----------         -----------
                                                         8,531,847         5,299,313           3,682,132
                                                       -----------       -----------         -----------
INCOME BEFORE TAX PROVISION  . . . . . . . . . . .       8,019,331         4,077,303           3,371,924
TAX PROVISIONS - NOTE F  . . . . . . . . . . . . .       3,245,699         1,678,236           1,400,875
                                                       -----------       -----------         -----------
NET INCOME . . . . . . . . . . . . . . . . . . . .     $ 4,773,632       $ 2,399,067         $ 1,971,049
                                                       ===========       ===========         ===========
PRIMARY AND FULLY DILUTED EARNINGS PER SHARE . . .     $      0.38       $      0.21         $      0.18
                                                       ===========       ===========         ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING
   Primary . . . . . . . . . . . . . . . . . . . .      12,520,424        11,360,768          10,981,183
   Fully diluted . . . . . . . . . . . . . . . . .      12,543,878        11,360,768          11,079,136


                            See accompanying notes.

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                  DECEMBER 31,
                                                                      -----------------------------------
                     ASSETS                                                1996                  1995
                                                                           ----                  ----
CURRENT ASSETS
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . .   $ 46,771,797            $ 1,717,543
    Securities available-for-sale . . . . . . . . . . . . . . . . .     27,169,703                     --
    Accounts receivable  Note B   . . . . . . . . . . . . . . . . .     22,482,927             13,269,272
    Note receivable - current portion . . . . . . . . . . . . . . .            --                  53,333
    Refundable income tax . . . . . . . . . . . . . . . . . . . . .      1,205,561                     --
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .        647,565                769,545
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        622,865                381,751
                                                                      ------------            -----------
                                                                        98,900,418             16,191,444
                                                                      ------------            -----------

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Office furniture and equipment  . . . . . . . . . . . . . . . .     12,214,673              6,622,953
    Purchased software  . . . . . . . . . . . . . . . . . . . . . .      1,742,007                     --
    Leasehold improvements  . . . . . . . . . . . . . . . . . . . .      1,380,140                681,223
    Transportation equipment . . . . . . . . . . . . . . . . . . . .        192,907                154,395
                                                                      ------------            -----------
                                                                        15,529,727              7,458,571
    Less - Accumulated depreciation and amortization  . . . . . . .      5,101,211              2,898,257
                                                                      ------------            -----------
                                                                        10,428,516              4,560,314
                                                                      ------------            -----------

OTHER ASSETS
    Goodwill (less accumulated amortization of $551,081 at
       December 31, 1996 and $345,512 at December 31, 1995) . . . .      1,509,437              1,252,585
    Investment in WebCentric - Note H   . . . . . . . . . . . . . .        804,516                     --
    Note receivable - long term   . . . . . . . . . . . . . . . . .             --                102,222
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        319,171                178,958
                                                                      ------------            -----------
                                                                         2,633,124              1,533,765
                                                                      ------------            -----------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $111,962,058            $22,285,523
                                                                      ============            ===========


                            See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                              DECEMBER 31,
                                                                 ------------------------------------
             LIABILITIES AND SHAREHOLDERS' EQUITY                     1996                     1995
                                                                      ----                     ----
CURRENT LIABILITIES
    Current portion of long-term debt . . . . . . . . . . . . .  $         --             $    96,884
    Accounts payable  . . . . . . . . . . . . . . . . . . . . .     3,574,363                 893,965
    Accrued payroll, related taxes and withholdings . . . . . .     3,382,612               2,037,446
    Deferred income tax - Note F  . . . . . . . . . . . . . . .       112,643                  89,839
    Federal income tax payable    . . . . . . . . . . . . . . .            --                 160,116
    Deferred revenues and unapplied receipts  . . . . . . . . .       255,940                 431,967
    Accrued expenses and taxes  . . . . . . . . . . . . . . . .       874,329                 106,042
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       141,072                  22,270
                                                                 ------------             -----------
                                                                    8,340,959               3,838,529
                                                                 ------------             -----------
LONG-TERM LIABILITIES
    Deferred income tax - Note F  . . . . . . . . . . . . . . .        87,813                 116,066
    Long-term debt, less current portion - Note D . . . . . . .            --                 438,962
    Minority interest . . . . . . . . . . . . . . . . . . . . .        74,647                      --
                                                                 ------------             -----------
                                                                      162,460                 555,028
                                                                 ------------             -----------
SHAREHOLDERS' EQUITY - - NOTES E, G, J AND K
    Preferred stock, par value $.01
        Authorized  5,000,000 shares
        None issued
    Common stock, par value $.01
        Authorized  45,000,000 shares
        Issued:
           15,008,291 shares at December 31, 1996 . . . . . . .       150,083
           11,407,666 shares at December 31, 1995 . . . . . . .                               114,077
    Additional paid-in capital  . . . . . . . . . . . . . . . .    93,189,700              12,601,925
    Retained earnings   . . . . . . . . . . . . . . . . . . . .    10,856,604               6,082,972
                                                                 ------------             -----------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . .   104,196,387              18,798,974
    Less - - Treasury stock (161,983 shares at
    December 31, 1996 and 200,000 shares at
    December 31, 1995). . . . . . . . . . . . . . . . . . . . .       737,748                 907,008
                                                                 ------------             -----------
    Total shareholders' equity. . . . . . . . . . . . . . . . .   103,458,639              17,891,966
                                                                 ------------             -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . .  $111,962,058             $22,285,523
                                                                 ============             ===========


                           See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                            ADDITIONAL
                                                              COMMON          PAID-IN      RETAINED     TREASURY
                                                               STOCK          CAPITAL      EARNINGS       STOCK
                                                              --------      -----------   -----------    --------
Balance at January 1, 1994 . . . . . . . . . . . . . . . .    $ 96,198      $ 6,270,498  $  1,712,856  $       --
   Proceeds from issuance of 1,060,731 shares of
      Common stock - Note G  . . . . . . . . . . . . . . .      10,607        5,010,227            --          --
   Proceeds from issuance of 308,625 shares under
      stock option plans - Note J  . . . . . . . . . . . .       3,087          574,123            --          --
   Tax benefit from exercise of employee stock options
      and other  . . . . . . . . . . . . . . . . . . . . .          --          180,381            --          --
   Net income for 1994 . . . . . . . . . . . . . . . . . .          --               --     1,971,049          --
                                                              --------      -----------  ------------  ----------
Balance at December 31, 1994 . . . . . . . . . . . . . . .     109,892       12,035,229     3,683,905          --
   Proceeds from issuance of 418,500 shares under
      stock option plans - Note J  . . . . . . . . . . . .       4,185          256,475            --          --
   Tax benefit from exercise of employee stock options
      and other  . . . . . . . . . . . . . . . . . . . . .          --          310,221            --          --
   Purchase of common stock - Note K . . . . . . . . . . .          --               --            --    (907,008)
   Net income for 1995 . . . . . . . . . . . . . . . . . .          --               --     2,399,067          --
                                                              --------      -----------  ------------  ----------
Balance at December 31, 1995 . . . . . . . . . . . . . . .     114,077       12,601,925     6,082,972    (907,008)
   Proceeds from issuance of 3,225,000 shares of
      common stock - Note G  . . . . . . . . . . . . . . .      32,250       77,819,250            --          --
   Proceeds from issuance of 289,100 shares under
      stock option plans - Note J  . . . . . . . . . . . .       2,891          778,469            --          --
   Shares issued to acquire Coup, Inc. . . . . . . . . . .         800          259,200            --          --
   Shares issued to acquire U.S.A. Computer Training
      Centers, Inc.  . . . . . . . . . . . . . . . . . . .          65           76,277            --          --
   Tax benefit from exercise of employee stock options
      and other  . . . . . . . . . . . . . . . . . . . . .          --        1,654,579            --          --
   Contributions to 401(k) plan and other  . . . . . . . .          --               --            --     169,260
   Net income for 1996 . . . . . . . . . . . . . . . . . .          --               --     4,773,632          --
                                                              --------      -----------  ------------  ----------
   Balance at December 31, 1996  . . . . . . . . . . . . .    $150,083      $93,189,700  $ 10,856,604  $ (737,748)
                                                              ========      ===========  ============  ==========



                           See accompanying notes.

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------------
                                                                                   1996            1995           1994
                                                                                   ----            ----           ----
OPERATING ACTIVITIES
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 4,773,632     $ 2,399,067      $ 1,971,049
    Adjustments to reconcile net income to net cash provided by/
    (used in) operating activities:
        Depreciation and amortization  . . . . . . . . . . . . . . . . .         2,645,544       1,594,250        1,037,279
        Provision for uncollectible accounts receivable  . . . . . . . .            25,000         123,143           30,308
        Treasury stock contributed to 401(k) plan  . . . . . . . . . . .           169,260              --               --
        Provision for deferred income tax  . . . . . . . . . . . . . . .           (60,924)        (89,631)         138,310
        (Gain) on sale of investment . . . . . . . . . . . . . . . . . .                --              --         (152,471)
        (Gain)/loss on sales of equipment and other  . . . . . . . . . .           (17,860)         55,209           (3,878)
        Changes in current assets and liabilities:
           Accounts receivable . . . . . . . . . . . . . . . . . . . . .        (9,238,655)     (5,640,614)      (2,725,807)
           Inventories . . . . . . . . . . . . . . . . . . . . . . . . .           121,980        (269,797)        (130,574)
           Other current assets  . . . . . . . . . . . . . . . . . . . .          (241,114)        (40,420)        (168,268)
           Accounts payable  . . . . . . . . . . . . . . . . . . . . . .         2,680,398         606,562         (173,373)
           Accrued payroll, related taxes and withholdings . . . . . . .         1,345,166       1,543,265          128,159
           Federal income tax  . . . . . . . . . . . . . . . . . . . . .        (1,365,677)        544,374         (892,231)
           Deferred revenues and unapplied receipts  . . . . . . . . . .          (176,027)        384,427          (99,091)
           Accrued expenses and taxes  . . . . . . . . . . . . . . . . .           768,287         106,042               --
           Other current liabilities . . . . . . . . . . . . . . . . . .           118,802        (115,852)        (182,233)
                                                                               -----------     -----------      -----------
        Net cash provided by/(used in) operating activities  . . . . . .         1,547,812       1,200,025       (1,222,821)
                                                                               -----------     -----------      -----------
INVESTING ACTIVITIES
    Purchases of property, equipment and software  . . . . . . . . . . .        (8,156,819)     (3,187,027)        (864,798)
    Development of training manuals  . . . . . . . . . . . . . . . . . .          (211,027)       (117,970)        (116,722)
    Purchases of securities available-for-sale . . . . . . . . . . . . .       (27,169,703)       (100,000)     (12,388,000)
    Proceeds from sale of temporary investments  . . . . . . . . . . . .                --       3,600,000        8,888,000
    Proceeds from sale of investment . . . . . . . . . . . . . . . . . .                --              --          160,000
    Investment in WebCentric . . . . . . . . . . . . . . . . . . . . . .          (804,516)             --               --
    Collection/(issuance) of note receivable . . . . . . . . . . . . . .           155,555        (160,000)              --
    Proceeds from sales of property and equipment and other assets . . .            11,000          22,630           23,227
    Other assets - net . . . . . . . . . . . . . . . . . . . . . . . . .           (69,641)        (12,293)          13,082
                                                                               -----------     -----------      -----------
        Net cash provided by/(used in) investing activities  . . . . . .       (36,245,151)         45,340       (4,285,211)
                                                                               -----------     -----------      -----------
FINANCING ACTIVITIES
    Proceeds from short-term borrowings  . . . . . . . . . . . . . . . .         8,116,575              --               --
    Proceeds from long-term borrowings   . . . . . . . . . . . . . . . .           480,212         565,998               --
    Proceeds from issuance of common stock . . . . . . . . . . . . . . .        78,632,860         260,660        5,598,044
    Tax benefit from exercise of employee stock options  . . . . . . . .         1,654,579         310,221          180,381
    Purchase of Company common stock . . . . . . . . . . . . . . . . . .                --        (907,008)              --
    Payments on short-term borrowings  . . . . . . . . . . . . . . . . .        (8,213,459)             --               --
    Payments on long-term borrowings . . . . . . . . . . . . . . . . . .          (919,174)       (170,252)        (432,471)
                                                                               -----------     -----------      -----------
        Net cash provided by financing activities  . . . . . . . . . . .        79,751,593          59,619        5,345,954
                                                                               -----------     -----------      -----------
        Increase/(decrease) in cash and cash equivalents . . . . . . . .        45,054,254       1,304,984         (162,078)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . . . . . . . .         1,717,543         412,559          574,637
                                                                               -----------     -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . . . . . .       $46,771,797     $ 1,717,543      $   412,559
                                                                               ===========     ===========      ===========



                           See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation: The consolidated financial statements include the accounts of National TechTeam, Inc., its wholly-owned subsidiaries TechTeam Europe, Ltd. and National TechTeam of Illinois, Inc., formerly Micro Systems Group, Inc. ("MSG") and the Company's 75% interest in National TechTeam Europe, N.V., a joint venture. Collectively, these companies are referred to as the "Company" or "TechTeam." Intercompany accounts and transactions have been eliminated as appropriate. Certain reclassifications have been made to the 1995 and 1994 financial statements in order to conform to the 1996 financial statement presentation.

     Cash and cash equivalents: Cash includes both interest bearing and non-interest bearing deposits which are available on demand. Cash equivalents include all liquid investments with a maturity of three months or less when purchased, including money market funds held at banks.

     Securities available-for-sale: The Company's management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The December 31, 1996 securities available-for-sale are stated at market value which approximates cost. Securities available-for-sale are invested primarily in obligations of states and other political subdivisions.

     Inventories: Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market and consist principally of computer equipment and software.

     Property, equipment and purchased software: Property, equipment and purchased software are stated at cost. Property and equipment are depreciated on the straight-line method over their estimated useful lives, ranging from 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful lives of the improvements. Purchased software is amortized over 3 years.

     Goodwill: Represents the excess cost over the fair value of net assets acquired in the acquisition of MSG, Coup, Inc., U.S.A. Computer Training Centers, Inc. and others and is amortized on a straight-line basis over 10 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired.

     Revenue recognition: Revenues from Call Center Services and Corporate Computer Services are recognized as services are performed. Revenues from product sales are recognized when title is transferred to the client. Under the terms of certain Call Center Services contracts, clients are required to pay certain amounts at the commencement of the contract, which payments are non-refundable and as to which the Company has no further service obligation. Amounts billed under this provision of such contracts aggregated $618,100 in 1996; $1,655,700 in 1995; and $19,600 in 1994. All such amounts were recognized as revenues when billed.

     Deferred revenue: TechTeam receives advance payments from clients under certain lease and maintenance agreements. These payments are recognized as revenues when earned. All deferred revenue recorded at December 31 is expected to be earned in the subsequent year.

     Deferred income taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     Use of estimates: Preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions made.

NOTE B - DESCRIPTION OF THE BUSINESS

     The Company provides call center services and corporate computer services for major companies on an international scale. Revenues and accounts receivable from major clients are summarized as follows.

                                                                YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                     1996              1995              1994
                                                     ----              ----              ----
Hewlett Packard Company
   Revenues for the period . . . . . . . . . . .  $19,266,318        $7,269,445        $        --
   Accounts receivable at end of period  . . . .    3,104,422         2,923,934                 --
Ford Motor Company
   Revenues for the period . . . . . . . . . . .   16,311,769        15,584,964         14,195,853
   Accounts receivable at end of period  . . . .    5,052,263         4,863,948          2,487,263
Chrysler Corporation . . . . . . . . . . . . . .
   Revenues for the period . . . . . . . . . . .    5,485,038         4,162,419          3,294,788
   Accounts receivable at end of period  . . . .    1,843,888         1,221,121          1,457,237
Corel Corporation
   Revenues for the period . . . . . . . . . . .      268,459         2,737,601          3,687,298
   Accounts receivable at end of period  . . . .           --           268,550            537,972
Novell, Inc.
   Revenues for the period   . . . . . . . . . .           --           522,973          2,260,203
   Accounts receivable at end of period  . . . .       11,220           193,682            508,736


     Allowances for potentially uncollectible accounts receivable were as follows: December 31, 1996 - $225,000; December 31, 1995 - $200,000. The
Company generally does not require collateral from its clients. Credit losses experienced have been consistent with the Company's management's expectations.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTE C - LEASES

     The Company leases its call center facilities, corporate and other offices and certain office equipment under noncancelable operating leases. These leases are renewable with various options and terms. Total rental expense was $1,939,611 in 1996, $1,344,574 in 1995, and $1,000,992 in 1994.

     Minimum future payments under noncancelable operating leases with initial terms of one year or more were:

                                           DECEMBER 31,
                             YEAR              1996
                      -------------------   ----------
                      1997 . . . . . . . . $ 2,260,775
                      1998 . . . . . . . .   2,358,089
                      1999 . . . . . . . .   2,350,547
                      2000 . . . . . . . .   2,090,168
                      2001 . . . . . . . .     887,671

NOTE D - FINANCING ARRANGEMENTS AND LONG-TERM DEBT

     TechTeam has an agreement with NBD Bank which provides for short-term borrowings of up to $6,000,000; the credit is unsecured. Borrowings are at the prime rate. There were no borrowings under the agreement at December 31, 1996.

     The following amounts relate to short-term borrowings:

                              MAXIMUM AMOUNT    AVERAGE DAILY    AVERAGE COST OF
        PERIOD                   BORROWED      AMOUNT BORROWED      BORROWINGS
-----------------------       --------------   ---------------   ---------------
Year ended December 31,
  1996 . . . . . . . . . . .  $ 6,000,000         $535,792          8.25%
  1995 . . . . . . . . . . .           --               --            --
  1994 . . . . . . . . . . .    1,220,000          114,767          5.30



     Long-term debt consists of the following:

                                                 DECEMBER 31,
                                          ----------------------------
                                            1996               1995
                                            ----               ----
Total amounts due under term notes . . .  $      --          $ 535,846
Less current portion . . . . . . . . . .         --             96,884
                                          ---------          ---------
                                          $      --          $ 438,962
                                          =========          =========

     Interest paid was $128,213 in 1996, $24,109 in 1995, and $33,911 in 1994.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTE E - EMPLOYEE RETIREMENT PLAN

     The Company has a 401(k) Retirement Savings Plan which covers substantially all employees. Under the provisions of the Plan, the Company will match employee contributions in amounts up to 3% of gross compensation; contributions were $350,425 in 1996, $247,181 in 1995, and $163,087 in 1994. The Company's policy is to fund employee contributions and the Company's matching contributions each pay period. Contributions are deposited with the trustee, NBD Bank, and then invested in six funds at the direction of the participants. Effective in 1996, the Company's matching contributions are credited only to the National TechTeam Stock Fund for the benefit of each participant.

NOTE F - TAX PROVISIONS

     Tax provisions are as follows:


                                                  YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------
                                         1996             1995              1994
                                         ----             ----              ----
Federal income tax:
    Currently payable . . . . . . .    $2,597,623       $1,357,867        $  956,690
    Deferred (credit) . . . . . . .       (60,924)         (89,631)          138,310
                                       ----------       ----------        ----------
    Total . . . . . . . . . . . . .     2,536,699        1,268,236         1,095,000
Michigan single business tax  . . .       709,000          410,000           305,875
                                       ----------       ----------        ----------
                                       $3,245,699       $1,678,236        $1,400,875
                                       ==========       ==========        ==========
Tax payments  . . . . . . . . . . .    $2,310,000       $  905,000        $2,022,000
                                       ==========       ==========        ==========

     A reconciliation of the Federal income tax provision and the amount computed by applying the Federal statutory income tax rate to income before Federal income tax follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                 1996             1995              1994
                                                                 ----             ----              ----
Income tax at Federal statutory rate of 34% . . . . . . . .   $2,485,513      $1,246,883        $1,042,457
Goodwill, intangibles and other permanent differences . . .       75,376          46,353            52,543
Tax reserve reversed  . . . . . . . . . . . . . . . . . . .      (24,190)        (25,000)               --
                                                              ----------      ----------        ----------
                                                              $2,536,699      $1,268,236        $1,095,000
                                                              ==========      ==========        ==========

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTE F - TAX PROVISIONS - Continued

     The principal components of deferred Federal income tax balances, and the classification thereof in the Consolidated Statements of Financial Position, are as follows:

                                                             DECEMBER 31,
                                         ------------------------------------------------------
                                                   1996                        1995
                                         -------------------------    -------------------------
                                          ASSETS       LIABILITIES     ASSETS       LIABILITIES
                                         --------      -----------    --------      -----------
Allowance for uncollectible
   accounts receivable . . . . . .       $ 76,500       $     --      $ 68,000        $     --
Other  . . . . . . . . . . . . . .         62,200             --        15,226              --
Prepaid expenses . . . . . . . . .             --        112,643            --          89,839
Accelerated tax depreciation . . .             --         87,813            --         116,066
                                         --------       --------      --------        --------
                                         $138,700       $200,456      $ 83,226        $205,905
                                         ========       ========      ========        ========

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTE G - STOCK TRANSACTIONS

     A summary of stock transactions other than those discussed in Notes H and J for the three years ended December 31, 1996 is as follows:

                                                                 SHARES              PROCEEDS
                                                               ---------           -----------
                      1994
Warrants issued in 1990 and 1991 and exercised in 1994 . . .      41,667           $    45,834
Private placement of common shares at
        $5.00 per share  . . . . . . . . . . . . . . . . . .     618,000             3,090,000
        $4.70 per share  . . . . . . . . . . . . . . . . . .     401,064             1,885,000
                                                               ---------           -----------
                                                               1,060,731           $ 5,020,834
                                                               =========           ===========

                      1995
None . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                      1996
Public offering of shares @ $24.14, net of underwriters
        discount . . . . . . . . . . . . . . . . . . . . . .   3,225,000           $77,851,500
                                                               =========           ===========

NOTE H - ACQUISITION AND SUBSEQUENT EVENT

     TechTeam acquired 15% of the shares of WebCentric Communications, Inc. ("WebCentric") in September 1996 and the remaining 85% of the shares in January 1997. The transaction was structured as a cash and stock-for-stock exchange. Cash totalling $2,330,449 and 270,848 shares (valued at $3,995,183) of TechTeam's unrestricted and restricted common stock were issued. The purchase method of accounting was used to record the acquisition and $6,408,081 was recorded as goodwill.

NOTE I - RELATED PARTY TRANSACTIONS

     TechTeam was involved in the following related party transactions:

     a)   Paid legal fees of $306,641 in 1996, $119,876 in 1995, and $73,591 in
          1994 to law firms whose members included directors, officers or shareholders of TechTeam.

     b)   Paid $480,488 in 1996, $39,587 in 1995, and $42,444 in 1994 for
          employee travel expenses to a travel agency which is 50%-owned by a TechTeam director.

     c) Advanced $243,800 to Executive Officers in 1995, which was repaid in 1995.

     d) Advanced $107,000 to an insurance company in 1995 that carries an insurance policy on the life of an Executive Officer.

     e) Loaned $160,000 to an Executive Officer in 1995 which was repaid in 1996.

     f) Paid $59,626 in 1996 for rental expense for an office building leased from an Executive Officer.

     g)   Guaranteed a loan of $375,000 to an Executive Officer in 1996.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTE J - STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company's 1990 Nonqualified Stock Option Plan has authorized the grant of options to management personnel and others for up to 3,800,000 shares of the Company's common stock. Generally, options granted have 6 year terms and vest and become exercisable ratably over the first five years of their term.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: a range of risk-free interest rates of 5.38% to 7.08% based on the expected life of the options; a volatility factor of the expected market price of the Company's common stock of .786; and a weighted-average expected life of the option of 3 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                             1996            1995
                                             ----            ----
Pro forma net income . . . . . . . . . .  $4,060,702      $2,237,901
Pro forma primary and fully diluted  . .
     earnings per share  . . . . . . . .  $     0.32      $     0.20

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTE J - STOCK OPTIONS - Continued

     A summary of the Company's stock option activity, and related information, follows:

                                                    EMPLOYEES                      DIRECTORS                    OTHERS
                                             -------------------------        ----------------------      ----------------------
                             TOTAL
                             SHARES          SHARES            PRICE          SHARES         PRICE        SHARES         PRICE
                             -------         -------         ---------        -------      ---------      -------      ---------
Outstanding
  January 1, 1994 . . . .    953,250         563,250         0.59-4.82        235,000      0.59-4.82      155,000      0.59-3.00
  Granted . . . . . . . .    335,500         235,500         5.00-6.38        100,000           7.00           --
  Exercised . . . . . . .   (308,625)       (153,625)        0.59-2.88             --                    (155,000)     0.59-3.00
  Cancelled . . . . . . .    (22,500)        (22,500)        3.81-6.38             --                          --
                             -------         -------        ----------        -------                     -------
Outstanding
  December 31, 1994 . . .    957,625         622,625         0.59-6.38        335,000      0.59-7.00           --             --
  Granted   . . . . . . .    338,000         338,000 (1)     4.50-5.31             --             --           --             --
  Exercised . . . . . . .   (418,500)       (233,500)        0.59-2.88       (185,000)          0.59           --             --
  Cancelled . . . . . . .   (208,000)       (208,000)(1)     4.50-6.38             --             --           --             --
                             -------         -------        ----------        -------                     -------
Outstanding
  December 31, 1995 . . .    669,125         519,125         1.20-6.38        150,000      4.82-7.00           --             --
  Granted   . . . . . . .    657,000         522,000        5.00-25.75        135,000     5.00-25.75           --             --
  Exercised . . . . . . .   (289,100)       (259,100)        1.20-7.00        (30,000)     4.82-7.00           --             --
  Cancelled . . . . . . .   (117,500)        (57,500)       4.50-25.75        (60,000)          5.00           --             --
                             -------         -------        ----------         ------     ----------      -------
Outstanding
  December 31, 1996          919,525(2)      724,525        2.00-25.75        195,000     4.82-25.75           --             --
                             =======         =======                          =======                     =======

------------

(1) In February 1995, the Company cancelled 183,000 options at prices ranging from $5.00 to $6.38 and regranted them at $4.50.

(2)  Of the 919,525 options outstanding at December 31, 1996

     a)   59,625 are currently exercisable through the fourth quarter 1998;

     b)   115,000 are currently exercisable through the fourth quarter 1999;

     c)   232,900 are currently exercisable through the fourth quarter 2006; and

     d) 512,000 will be exercisable in the first quarter 1997 through the third quarter 2002.

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

NOTE L - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly consolidated results of operations are summarized as follows:

                                                                    QUARTER ENDED
                                            ------------------------------------------------------------------
                                              MARCH 31,        JUNE 30,       SEPTEMBER 30,        DECEMBER 31,
                                              --------         -------        ------------         -----------
1994
Revenues . . . . . . . . . . . . . . . . .  $ 6,826,655      $ 7,630,114       $ 8,027,097         $ 7,669,105
Income before tax provisions . . . . . . .      462,465        1,199,772         1,099,303             610,384
Net income   . . . . . . . . . . . . . . .      273,599          720,606           621,538             355,306
Earnings per share . . . . . . . . . . . .         0.03             0.07              0.06                0.03

1995
Revenues . . . . . . . . . . . . . . . . .  $ 8,427,595      $ 9,588,283       $10,555,833         $13,141,921
Income before tax provisions . . . . . . .      908,662        1,264,894           676,675           1,227,072
Net income . . . . . . . . . . . . . . . .      539,227          775,109           346,540             738,191
Earnings per share . . . . . . . . . . . .         0.05             0.07              0.03                0.07

1996
Revenues . . . . . . . . . . . . . . . . .  $14,407,611      $15,831,227       $18,390,472         $20,521,686
Income before tax provisions . . . . . . .    1,491,731        1,772,156         1,666,692           3,088,752
Net income   . . . . . . . . . . . . . . .      865,731        1,044,156           962,692           1,901,053
Earnings per share . . . . . . . . . . . .         0.08             0.09              0.08                0.13



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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required is set forth under the caption "Election of Directors and Management Information" in the Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be held on May 14, 1997, which is incorporated herein by reference.

     Information required pertaining to compliance with Section 16(a) of the Securities and Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be held on May 14, 1997, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information required is set forth under the caption "Executive Compensation" in the Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be held on May 14, 1997, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required is set forth under the caption "Election of Directors and Management Information - Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Executive Officers" in the Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be held on May 14, 1997, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required is set forth under the caption "Executive Compensation
- Certain Relationships and Related Transactions" in the Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be held on May 14, 1997, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Certain documents filed as part of the Form 10-K
          See Item 8. Financial Statements and Supplementary Data and (d) below.

     (b)  Reports on Form 8-K
          Reports on Form 8-K filed by the Company during the last quarter of the year ended December 31, 1996: None

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

                            NATIONAL TECHTEAM, INC.


Date:  March 17, 1997    By: /s/Lawrence A. Mills     Lawrence A. Mills
       --------------        --------------------     Senior Vice President,
                                                      Chief Financial Officer
                                                      and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 17, 1997.


   /s/William F. Coyro, Jr.                    Director, Chairman of the Board,
-------------------------------------          Chief Executive Officer
      William F. Coyro, Jr.

   /s/Kim A. Cooper                            Director
-------------------------------------
Kim A. Cooper

   /s/Wallace D. Riley                         Director
-------------------------------------
Wallace D. Riley

  /s/Richard G. Somerlott                      Director
-------------------------------------
Richard G. Somerlott

  /s/LeRoy H. Wulfmeier III                    Director
-------------------------------------
LeRoy H. Wulfmeier III

  /s/Karen J. Matheny                          Controller
-------------------------------------
Karen J. Matheny (Chief Accounting Officer)

                               INDEX OF EXHIBITS

     All exhibits listed below that include a * indicate exhibits that are incorporated by reference. See the footnotes following the list of exhibits to locate those exhibits. All other exhibits are filed as part of this Form 10-K Report.

EXHIBIT                                                                  PAGE
NUMBER     EXHIBIT                                                       NUMBER
-------    -------                                                       ------
10.1       Purchase Order dated August 4, 1988 by and between the          *1
           Company as Vendor and Ford Motor Company as Vendee for End
           User Computer Training Classes and User Assistance Services

10.2       Purchase Order dated January 1, 1992 by and between the         *3
           Company as Vendor and Ford Motor Company as Vendee for
           Agency Programmer Services

10.3       Lease Agreement for office space in Southfield, Michigan        *4
           known as Suite 171, 17197 N. Laurel Park Drive between the
           Company and Eleven Inkster Associates dated September 29,
           1993

10.4       Lease Amendment for office space in Southfield, Michigan        *4
           known as Suite 171, 17197 N. Laurel Park Drive between the
           Company and Eleven Inkster Associates dated December 7, 1993

10.5       Purchase Order dated November 6, 1986 by and between the        *5
           Company as Vendor and Ford Motor Company as Vendee for
           Support Services, together with currently effective
           Amendment dated August 23, 1993.

10.6       Lease Amendment for office space in Southfield, Michigan        *5
           known as Suite 171, 17197 N. Laurel Park Drive between the
           Company and Eleven Inkster Associates dated January 23, 1995

10.7       Supplier Contract dated July 1, 1994 by and between the         *5
           Company as Vendor and Geometric Results Incorporated (doing business as "PeopleNet") as Vendee for Personnel Services, together with currently effective Amendment dated February
           6, 1995

10.8       Purchase Order dated March 23, 1995 by and between the          *6
           Company as Vendor and Ford Motor Company as Vendee for
           Support for Ford 2000, together with currently effective amendment dated February 23, 1996

10.9       Agreement dated June 21, 1995 between the Company and           *6
           Hewlett-Packard Company for Technical Support Assistance

10.10      Lease for office space in Dallas, Texas known as Lyndon         *6
           Plaza between the Company and Dallas Lyndon Corporation dated August 17, 1995

10.11      Agreement dated September 15, 1995 between the Company and      *6
           NBD Bank for End User Computer Training

10.12      Lease for office space in Troy, Michigan known as Troy          *6
           Officenter B between the Company and WRC Properties, Inc.
           dated November 16, 1995

10.13      Office Space Lease for office space in Indianapolis, Indiana    *6
           known as Market Square Center Building between the Company and MET Life International Real Estate Partners Limited Partnership dated November 27, 1995

EXHIBIT                                                                   PAGE
NUMBER     EXHIBIT                                                       NUMBER
-------    -------                                                       ------
10.14      Currently effective Purchase Order Amendment dated January      *6
           6, 1996 by and between the Company as Vendor and Ford Motor
           Company as Vendee for End User Computer Training Classes and
           User Assistance Services

10.15      Currently effective Purchase Order Amendment dated February     *6
           21, 1996 by and between the Company as Vendor and Ford Motor Company as Vendee for Programming Services

10.16      1990 Nonqualified Stock Option Plan                             *2

10.17      Form of Stock Option Agreement used for grant of options to     *3
           employees under the 1990 Nonqualified Stock Option Plan

10.18      1996 Nonemployee Directors Stock Plan                           *7

10.19      Third Amendment Lease Agreement dated March 29,1996 for         *7
           office space in Southfield, Michigan between Eleven Inkster Associates and the Company

10.20      Agreement dated May 30, 1996 between the Company and Hewlett    *7
           Packard Company for technical phone support for H-P
           Advantage Center

10.21      Purchase Order dated April 4, 1996 from Chrysler Corporation    *7
           to the Company for dealer support in France, Germany and Italy

10.22      Agreement dated May 9, 1996 between United Parcel Service       *7
           and the Company for technical help desk support

10.23      Agreement dated December 15, 1995 between Owens-Corning         *7
           Fiberglass Corporation and the Company for technical support

10.24      Agreement dated March 5, 1996 between Price Waterhouse LLP      *7
           and the Company for help desk support

10.25      Joint Venture Agreement dated July 26, 1996 between Paratel     *7
           N.V. and the Company

10.26      Master Demand Business Loan Note in the principal amount of     *7
           $6,000,000 between the Company and NBD Bank dated June 17,
           1996

10.27      Lease for office space in Dearborn, Michigan between the        41-74
           Company and Dearborn Atrium Associates Limited Partnership dated November 18, 1996

10.28      Agreement and Plan of Merger dated December 23, 1996 between     *8
           National TechTeam, Inc., TechTeam Training Inc., WebCentric Communications, Inc. and Daniel L. Kemp

11.        Statement re: Computation of per share earnings                  40

27.        Financial Data Schedule

------------

*1 Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 33-26689).

*2 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

*3 Incorporated by reference to the Company's Registration Statement on Form S-2 (Registration No. 33-67904).

*4 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993.

*5 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

*6 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

*7 Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-10687).

*8 Incorporated by reference to the Company's Form 8-K Report dated January 3, 1997.