Form 10-Q
period 1997-03-31
NATIONAL TECHTEAM INC /DE/
filed 1997-05-12
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended:   March 31, 1997


   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from     to
                                                  ---    ---

                       Commission file number 0-16284

                           NATIONAL TECHTEAM, INC.
                       -------------------------------
                       (Name of issuer in its charter)

         DELAWARE                                          38-2774613
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              835 Mason Avenue, Dearborn, MI                48124
          ----------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:           (313) 277-2277
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

     /X/ Yes          / / No


The number of shares of the registrant's only class of common stock outstanding at May 7, 1997 was 15,212,813.

                           NATIONAL TECHTEAM, INC.

                                   FORM 10-Q

                                     INDEX





        PART I - FINANCIAL INFORMATION                             PAGE
        ------------------------------
        ITEM 1.

        Consolidated Statements of Operations
           Three Months Ended
           March 31, 1997 and 1996                                3

        Consolidated Statements of Financial Position
           March 31, 1997 and December 31, 1996                   4-5

        Consolidated Statements of Cash Flows
           Three Months Ended
           March 31, 1997 and 1996                                6

        Notes to the Unaudited Consolidated Financial Statements  7


        ITEM 2.

        Management's Discussion and Analysis of
           Financial Condition and Results of Operations          8 - 11


        PART II - OTHER INFORMATION
        ---------------------------

        ITEM 6.

        Exhibits and Reports on Form 8-K                          11

        SIGNATURES                                                11

                           PART 1-- FINANCIAL INFORMATION
                           ITEM 1 -- FINANCIAL STATEMENTS


NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                 ------------------------------
                                                    1997               1996
REVENUES
 Call Center Services.........................   $12,560,412        $6,828,350
                                                 -----------        ----------
 Corporate Computer Services
  Technical staffing..........................     4,339,286         3,856,580
  Systems integration.........................     2,372,788         2,491,852
  Training programs...........................     1,443,196         1,224,776
                                                 -----------        ----------
 Total Corporate Computer Services............     8,155,270         7,573,208
                                                 -----------        ----------
TOTAL REVENUES................................    20,715,682        14,401,558
COST OF SERVICES DELIVERED....................    15,280,184        11,246,884
                                                 -----------        ----------
GROSS PROFIT..................................     5,435,498         3,154,674
                                                 -----------        ----------
OTHER EXPENSES/(INCOME)
 Selling, general and administrative..........     3,197,269         1,647,884
 Interest expense.............................            --            24,390
 Interest income..............................      (723,598)           (9,331)
                                                  -----------        ----------
                                                   2,473,671         1,662,943
                                                 -----------        ----------
INCOME BEFORE TAX PROVISIONS..................     2,961,827         1,491,731
TAX PROVISIONS................................     1,144,000           626,000
                                                 -----------        ----------
NET INCOME....................................   $ 1,817,827        $  865,731
                                                 ===========        ==========
PRIMARY AND FULLY DILUTED EARNINGS PER SHARE..   $      0.12        $     0.08
                                                 ===========        ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
AND COMMON SHARE EQUIVALENTS OUTSTANDING
 Primary......................................    15,475,000        11,339,612
 Fully diluted................................    15,475,000        11,339,612

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED


                                                                  MARCH 31,    DECEMBER 31,
ASSETS                                                              1997          1996
                                                                ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents...................................  $ 46,736,449  $ 46,771,797
  Securities available-for-sale...............................    23,309,753    27,169,703
  Accounts receivable (less allowances of $292,253 at
    March 31, 1997 and $225,000 at December 31, 1996).........    22,800,060    22,482,927
  Refundable income tax.......................................       209,561     1,205,561
  Inventories.................................................       690,981       647,565
  Advances to vendors.........................................     2,505,900            --
  Other.......................................................       318,525       622,865
                                                                ------------  ------------
                                                                  96,571,229    98,900,418
                                                                ------------  ------------
PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
  Office furniture and equipment..............................    14,205,987    12,214,673
  Purchased software..........................................     1,914,809     1,742,007
  Leasehold improvements......................................     1,582,125     1,380,140
  Transportation equipment....................................       213,591       192,907
                                                                ------------  ------------
                                                                  17,916,512    15,529,727
  Less -- Accumulated depreciation and amortization...........     6,102,976     5,101,211
                                                                ------------  ------------
                                                                  11,813,536    10,428,516
                                                                ------------  ------------
OTHER ASSETS
  Goodwill (less accumulated amortization of $920,693 at
   March 31, 1997 and $551,081 at December 31, 1996)..........     6,793,356     1,509,437
  Investment in WebCentric....................................            --       804,516
  Accounts receivable -- long term............................     1,977,566            --
  Other.......................................................       309,513       319,171
                                                                ------------  ------------
                                                                   9,080,435     2,633,124
                                                                ------------  ------------
TOTAL ASSETS..................................................  $117,465,200  $111,962,058
                                                                ============  ============

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED


                                                        MARCH 31,   DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                      1997         1996
                                                      ------------  ------------
CURRENT LIABILITIES
  Accounts payable................................... $  3,685,911  $  3,574,363
  Accrued payroll, related taxes and withholdings....    2,280,803     3,382,612
  Deferred income tax................................      112,643       112,643
  Deferred revenues and unapplied receipts...........      808,416       255,940
  Accrued expenses and taxes.........................      708,543       874,329
  Other..............................................           --       141,072
                                                      ------------  ------------
                                                         7,596,316     8,340,959
                                                      ------------  ------------
LONG-TERM LIABILITIES
  Deferred income tax................................       87,813        87,813
  Minority interest..................................       46,723        74,647
                                                      ------------  ------------
                                                           134,536       162,460
                                                      ------------  ------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01
     Authorized -- 5,000,000 shares
     None issued
  Common stock, par value $.01
     Authorized -- 45,000,000 shares
     Issued:
           15,331,039 shares at March 31, 1997.......      153,310
           15,008,291 shares at December 31, 1996....                    150,083
  Additional paid-in capital.........................   97,613,261    93,189,700
  Retained earnings..................................   12,674,431    10,856,604
                                                      ------------  ------------
  Total..............................................  110,441,002   104,196,387
  Less -- Treasury stock (154,986 shares at March 31,
   1997 and 161,983 shares at December 31, 1996).....      706,654       737,748
                                                      ------------  ------------
  Total shareholders' equity.........................  109,734,348   103,458,639
                                                      ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........... $117,465,200  $111,962,058
                                                      ============  ============

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    ------------------------------
                                                                                        1997                1996
                                                                                    -----------         ----------
OPERATING ACTIVITIES
  Net income.....................................................................   $ 1,817,827         $  865,731
  Adjustments to reconcile net income to net cash provided by/(used in)
    operating activities:
    Depreciation and amortization................................................     1,554,445            577,001
    Provision for uncollectible accounts receivable..............................        67,253             48,165
    Long-term accounts receivable from customer..................................    (1,977,566)                --
    Treasury stock contributed to 401(k) plan....................................        31,094             63,579
    Minority interest in net loss of subsidiary..................................       (27,924)                --
    Changes in current assets and liabilities:
      Accounts receivable........................................................      (379,921)        (2,490,925)
      Inventories................................................................       (43,416)           341,211
      Advances to vendors........................................................    (2,505,900)                --
      Other current assets.......................................................       328,718            (46,573)
      Accounts payable...........................................................        49,838            (66,687)
      Accrued payroll, related taxes and withholdings............................    (1,128,907)          (637,778)
      Federal income tax.........................................................       996,000            308,000
      Deferred revenues and unapplied receipts...................................       552,476            756,574
      Accrued expenses and taxes.................................................      (165,786)                --
      Other current liabilities..................................................      (141,072)            31,757
                                                                                    -----------         ----------
  Net cash (used in) operating activities........................................      (972,841)          (249,945)
                                                                                    -----------         ----------
INVESTING ACTIVITIES
  Purchases of property, equipment and software..................................    (1,680,043)        (1,144,235)
  Development of training manuals................................................      (246,547)           (68,074)
  Proceeds from sale of securities available-for-sale............................     3,859,950                 --
  Cash paid in conjunction with purchase of WebCentric, net of cash acquired.....    (1,445,086)                --
  Other assets -- net............................................................        17,614            (62,655)
                                                                                    -----------         ----------
    Net cash provided by/(used in) investing activities..........................       505,888         (1,274,964)
                                                                                    -----------         ----------
FINANCING ACTIVITIES
  Proceeds from long-term borrowings.............................................            --            480,212
  Proceeds from issuance of common stock.........................................       431,605              2,319
  Payments on long-term borrowings...............................................            --            (36,264)
                                                                                    -----------         ----------
    Net cash provided by financing activities....................................       431,605            446,267
                                                                                    -----------         ----------
    Increase/(decrease) in cash and cash equivalents.............................       (35,348)        (1,078,642)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................................    46,771,797          1,717,543
                                                                                    -----------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................   $46,736,449         $  638,901
                                                                                    ===========         ==========

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

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from major clients were as follows:


                                            1997                        1996
                                            ----                        ----
                                   Amount  Percent of Total     Amount     Percent of Total
Three Months Ended March 31        ------  ----------------     ------     ----------------
---------------------------
Hewlett-Packard Company           $5,096,036   24.6%        $4,458,713         31.0%
Ford Motor Company                 3,760,760   18.2          4,534,356         31.5
Capricorn Capital, Inc.            3,591,777   17.3                 --           --
Chrysler Corporation               2,136,844   10.3          1,190,982          8.3
United Parcel Service              1,336,317    6.5                 --           --

NOTE C -- RECENT PRONOUNCEMENT OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share for the quarters ended March 31, 1997 and 1996 is not expected to be material.

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

     The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:

                                            THREE MONTHS
                                               ENDED
                                               MARCH 31,
                                         -------------------
                                         1997          1996
                                         -----         -----
Revenues
  Call Center Services..................  60.6%         47.4%
                                         -----         -----
  Corporate Computer Services
    Technical staffing..................  21.0          26.8
    Systems integration.................  11.4          17.3
    Training programs...................   7.0           8.5
                                         -----         -----
  Total Corporate Computer Services.....  39.4          52.6
                                         -----         -----
Total revenues.......................... 100.0         100.0
Cost of services delivered..............  73.8          78.1
                                         -----         -----
Gross profit............................  26.2          21.9
                                         -----         -----
Other expenses/(income)
  Selling, general and administrative...  15.4          11.4
  Interest expense......................    --           0.2
  Interest income.......................  (3.5)         (0.1)
                                         -----         -----
                                          11.9          11.5
                                         -----         -----
Income before tax provisions............  14.3          10.4
Tax provisions..........................   5.5           4.4
                                         -----         -----
Net income..............................   8.8%          6.0%
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

Comparative Performance -- First Quarter 1997 versus First Quarter 1996

     National TechTeam earned net income of $1,817,827, or $0.12 per share, for the first quarter 1997 as compared to a net income of $865,731 or $0.08 per share, for the first quarter 1996.

     Revenues -- National TechTeam's total revenues increased by $6,314,124 in the first quarter 1997 to $20,715,682, a 43.8% increase over revenues in the first quarter 1996. Changes in revenues resulted from the following:

           Call Center Services -- Revenues from Call Center Services increased by $5,732,062 in the first quarter 1997. This was a 83.9% increase over Call Center Services revenues in the first quarter 1996. The increase was due to an increase to 41 contracts in place at March 31, 1997 compared to the 18 contracts at March 31, 1996 and fees of $3.6 million related to licensing of its Foundation Platform software to others.

           Technical staffing -- Revenues from technical staffing increased by $482,706 in the first quarter 1997. This was a 12.5% increase over technical staffing revenues in the first quarter 1996. The increase was due to continued client demand for TechTeam's help desk and computer services personnel at major accounts.

           Systems integration -- Revenues from systems integration decreased by $119,064 in the first quarter 1997. This was a 4.8% decrease over systems integration revenues in the first quarter 1996. The decrease was due principally to the conclusion in late 1996 of three projects.

           Training programs -- Revenues from training programs increased by $218,420 in the first quarter 1997. This was a 17.8% increase over training revenues in the first quarter 1996. The increase was due to increased enrollments in the Company's training programs.

     Cost of services delivered -- The cost of services delivered increased by $4,033,300 in the first quarter 1997. This was a 35.9% increase over the cost of services delivered in the first quarter 1996. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 73.8% and 78.1% of revenues in 1997 and 1996, respectively. The decline is primarily attributable to the favorable impact of licensing revenues for TechTeam's Foundation Platform.

     Selling, general and administrative -- Selling, general and administrative expenses increased by $1,549,385 in the first quarter 1997. This was a 94.0% increase over selling, general and administrative expenses in the first quarter 1996. The increase was due principally to compensation costs for an increased number of sales and administrative personnel, statutory and other benefits associated with such personnel, facility and equipment costs, and other indirect costs needed to support the growth of the Company. These expenses were 15.4% of revenues in 1997 compared with 11.4% of revenues in 1996. This increase was due primarily to expansion of National TechTeam's sales and internal management information systems staffs to support the growth of the Company.

     Interest income -- Commencing in October 1996, National TechTeam began earning significant amounts of interest income on cash generated by the 1996 public stock offering.

     Tax provisions -- TechTeam recognized $983,000 of Federal income tax in the first quarter 1997, resulting in an effective tax rate of 35.1% compared to an effective tax rate of 35.1% for 1996. The Michigan Single Business Tax in the first quarter 1997 was $161,000, with an effective tax rate of 5.4% compared to an effective tax rate of 10.5% in the first quarter 1996, the reduction reflecting tax credits generated by the creation of new jobs in Michigan and TechTeam's current eligibility for a tax calculation which is more beneficial than the calculation it used when the Company was smaller.

LIQUIDITY AND CAPITAL RESOURCES

     Indicators of the Company's financial strength are summarized below:

                                                          MARCH 31,      DECEMBER 31,
                                                             1997             1996
                                                         ------------    ------------
        Working capital................................. $ 88,974,913    $ 90,559,459
        Current ratio...................................         12.7            11.9
        Debt as a percentage of total capitalization....          0.0%            0.0%
        Shareholders' equity............................ $109,734,348    $103,458,639

     TechTeam has a line-of-credit agreement with NBD Bank which provides for short-term borrowings of up to $25,000,000; the credit is unsecured. Borrowings in excess of $10,000,000 are limited to 75% of eligible accounts receivable and 100% of cash and cash equivalents. The line of credit is at the prime rate or more favorable rates, depending on the term of any loans. There were no borrowings under the credit agreement at March 31, 1997.

     In the first quarter 1997, National TechTeam signed an agreement with a major distributor to supply to TechTeam $28 million of computer hardware and related services under a long-term contract. TechTeam is responding to its customers' requests to become a single source provider for technology services and equipment. This strategic relationship positions TechTeam to take advantage of the best available pricing under a long-term arrangement while at the same time meeting its customers' expectations. In the future, National TechTeam will not have to warehouse or maintain an inventory of this equipment. The key provisions of the contract are: (1) TechTeam may acquire the computer hardware and services at the vendor's cost plus 15%. The margin is payable annually at the beginning of each of the three contract years. (2) Purchase obligations not met in any of the first three years may be carried over to subsequent years up to a total of seven years.

     PART II

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


       (a)  Exhibits -
            11. Computation of Earnings Per Share
            27  Financial Data Schedule

       (b)  Reports on Form 8-K:

            A Form 8-K report was filed by the Company on January 17, 1997 covering the Company's acquisition of WebCentric Communications, Inc.



                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          National TechTeam, Inc.
                                         ------------------------
                                              (Registrant)



Date:  May 12, 1997                   By:  /s/William F. Coyro Jr.
                                         ----------------------------
                                           William F. Coyro Jr.
                                           Chairman of the Board and
                                           Chief Executive Officer


Date:  May 12, 1997                   By:  /s/Lawrence A. Mills
                                         ----------------------------
                                           Lawrence A. Mills
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

                                EXHIBIT INDEX





Exhibit
  No.                               Description
-------                             -----------
  11                                Computation of Earnings Per Share
  27                                Financial Data Schedule
