Form 10-Q
period 1997-06-30
NATIONAL TECHTEAM INC /DE/
filed 1997-08-13
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: June 30, 1997



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from     to
                                                  ----   ----

                         Commission file number 0-16284


                            NATIONAL TECHTEAM, INC.
                            -----------------------
                        (Name of issuer in its charter)


     DELAWARE                                                         38-2774613
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                835 Mason Street, Suite 200, Dearborn, MI 48124
              --------------------------------------------------
              (Address of principal executive offices) (Zip Code)


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

     [X] Yes  [ ] No


The number of shares of the registrant's only class of common stock outstanding at August 8, 1997 was 15,853,942.

                            NATIONAL TECHTEAM, INC.

                                   FORM 10-Q

                                     INDEX
                                     -----



PART I - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

ITEM 1.

Consolidated Statements of Operations
   Three and Six Months Ended
   June 30, 1997 and 1996                                                   3

Consolidated Statements of Financial Position
   June 30, 1997 and December 31, 1996                                     4-5

Consolidated Statements of Cash Flows
   Six Months Ended
   June 30, 1997 and 1996                                                   6

Notes to the Unaudited Consolidated Financial Statements                    7


ITEM 2.

Management's Discussion and Analysis of
   Financial Condition and Results of Operations                          8 - 12


PART II - OTHER INFORMATION
---------------------------

ITEM 6.

Exhibits and Reports on Form 8-K                                            12


SIGNATURES                                                                  12

                         PART 1-- FINANCIAL INFORMATION
                         ITEM 1 -- FINANCIAL STATEMENTS


NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED


                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                 JUNE 30,                                 JUNE 30,
                                                     ---------------------------------         -------------------------------------
                                                         1997                 1996                1997                      1996
                                                     ------------          -----------         -----------             -------------
REVENUES
    Call Center Services
         Contract services....................       $  8,467,435          $ 7,558,569         $ 17,436,070          $  14,386,919
         Foundation Platform licenses and
            other.............................            200,000                   --            3,791,777                     --
                                                     ------------          -----------         ------------          -------------
    Total Call Center Services................          8,667,435            7,558,569           21,227,847             14,386,919
                                                     ------------          -----------         ------------          -------------
    Corporate Computer Services
         Technical staffing...................          5,070,343            3,845,441            9,409,629              7,702,021
         Systems integration..................          2,852,210            2,511,436            5,224,998              5,003,288
         Training programs....................          1,860,837            1,915,781            3,304,033              3,140,557
                                                     ------------          -----------         ------------          -------------
    Total Corporate Computer Services.........          9,783,390            8,272,658           17,938,660             15,845,866
                                                     ------------          -----------         ------------          -------------
TOTAL REVENUES................................         18,450,825           15,831,227           39,166,507             30,232,785
COST OF SERVICES DELIVERED....................         15,417,826           11,990,965           30,698,010             23,237,849
                                                     ------------          -----------         ------------          -------------
GROSS PROFIT..................................          3,032,999            3,840,262            8,468,497              6,994,936
                                                     ------------          -----------         ------------          -------------
OTHER EXPENSES/(INCOME)
    Selling, general and administrative.......          3,550,080            2,052,490            6,747,349              3,700,374
    Interest expense..........................                 --               21,271                   --                 45,661
    Interest income...........................           (771,747)              (5,655)          (1,495,345)               (14,986)
                                                     ------------          -----------         ------------          -------------
                                                        2,778,333            2,068,106            5,252,004              3,731,049
                                                     ------------          -----------         ------------          -------------
INCOME BEFORE TAX PROVISIONS..................            254,666            1,722,156            3,216,493              3,263,887
TAX PROVISIONS................................            174,900              728,000            1,318,900              1,354,000
                                                     ------------          -----------         ------------          -------------
NET INCOME....................................       $     79,766          $ 1,044,156         $  1,897,593          $   1,909,887
                                                     ============          ===========         ============          =============
PRIMARY AND FULLY DILUTED EARNINGS PER SHARE..       $       0.01          $      0.09         $       0.12          $        0.17
                                                     ============          ===========         ============          =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Primary...................................         15,482,926           11,722,525           15,478,963             11,531,069
    Fully diluted.............................         15,490,766           11,754,737           15,478,963             11,541,861
-------------

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED


                                                                         JUNE 30,    DECEMBER 31,
ASSETS                                                                     1997          1996
                                                                        -----------  -----------
CURRENT ASSETS
    Cash and cash equivalents........................................   $43,385,111  $ 46,771,797
    Securities available-for-sale....................................    24,045,155    27,169,703
    Accounts receivable (less allowances of $373,368 at June 30, 1997
     and $225,000 at December 31, 1996)..............................    22,789,221    22,482,927
    Refundable income tax............................................     1,126,348     1,205,561
    Inventories......................................................       644,094       647,565
    Advances to vendors..............................................     2,565,891            --
    Other............................................................       183,643       622,865
                                                                        -----------  ------------
                                                                         94,739,463    98,900,418
                                                                        -----------  ------------

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Office furniture and equipment...................................    15,523,783    12,214,673
    Purchased software...............................................     2,248,617     1,742,007
    Leasehold improvements...........................................     1,625,331     1,380,140
    Transportation equipment.........................................       240,767       192,907
                                                                        -----------  ------------
                                                                         19,638,498    15,529,727
    Less -- Accumulated depreciation and amortization................     7,033,318     5,101,211
                                                                        -----------  ------------
                                                                         12,605,180    10,428,516
                                                                        -----------  ------------
OTHER ASSETS
    Goodwill (less accumulated amortization of $1,217,642 at
     June 30, 1997 and $551,081 at December 31, 1996)................     6,616,831     1,509,437
    Investment in WebCentric.........................................            --       804,516
    Accounts receivable -- long term.................................     2,019,788            --
    Other............................................................       455,536       319,171
                                                                       ------------  ------------
                                                                          9,092,155     2,633,124
                                                                       ------------  ------------
TOTAL ASSETS.........................................................  $116,436,798  $111,962,058
                                                                       ============  ============

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED


                                                                   JUNE 30,    DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                 1997          1996
                                                                 ------------  ------------
CURRENT LIABILITIES
    Accounts payable....................................         $  1,520,646  $  3,574,363
    Accrued payroll, related taxes and withholdings.....            3,217,712     3,382,612
    Deferred income tax.................................              112,643       112,643
    Deferred revenues and unapplied receipts............              617,359       255,940
    Accrued expenses and taxes..........................              554,680       874,329
    Other...............................................                   --       141,072
                                                                 ------------  ------------
                                                                    6,023,040     8,340,959
                                                                 ------------  ------------
LONG-TERM LIABILITIES
    Deferred income tax.................................               87,813        87,813
    Minority interest...................................               29,844        74,647
                                                                 ------------  ------------
                                                                      117,657       162,460
                                                                 ------------  ------------
SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01
        Authorized -- 5,000,000 shares
        None issued
    Common stock, par value $.01
        Authorized -- 45,000,000 shares
        Issued:
              15,401,799 shares at June 30, 1997........              154,018
              15,008,291 shares at December 31, 1996....                            150,083
    Additional paid-in capital..........................           98,065,178    93,189,700
    Retained earnings...................................           12,754,197    10,856,604
                                                                 ------------  ------------
    Total...............................................          110,973,393   104,196,387
    Less -- Treasury stock (148,392 shares at June 30,
        1997 and 161,983 shares at December 31, 1996).......          677,292       737,748
                                                                 ------------  ------------
    Total shareholders' equity..........................          110,296,101   103,458,639
                                                                 ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........             $116,436,798  $111,962,058
                                                                 ============  ============

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                           1997              1996
                                                                       -----------        -----------
OPERATING ACTIVITIES
  Net income.........................................................  $ 1,897,593        $ 1,909,887
  Adjustments to reconcile net income to net cash provided
      by/(used in) operating activities:
     Depreciation and amortization...................................    2,827,455          1,111,358
     Provision for uncollectible accounts receivable.................      148,368             79,569
     Long-term accounts receivable from customer.....................   (2,019,788)                --
     Treasury stock contributed to 401(k) plan.......................       60,456            101,614
     Minority interest in net loss of subsidiary.....................      (44,803)                --
     Changes in current assets and liabilities:
         Accounts receivable.........................................     (450,197)        (2,400,919)
         Inventories.................................................        3,471             75,400
         Advances to vendors.........................................   (2,565,891)                --
         Other current assets........................................      463,600            (86,443)
         Accounts payable............................................   (2,115,427)           653,780
         Accrued payroll, related taxes and withholdings.............     (191,998)           291,138
         Federal income tax..........................................       79,213           (109,000)
         Deferred revenues and unapplied receipts....................      361,419            260,338
         Accrued expenses and taxes..................................     (319,649)                --
         Other current liabilities...................................     (141,072)            98,286
                                                                       -----------        -----------
     Net cash provided by/(used in) operating activities.............   (2,007,250)         1,985,008
                                                                       -----------        -----------

INVESTING ACTIVITIES
  Purchases of property, equipment and software......................   (3,309,675)        (2,552,167)
  Development of training manuals....................................     (284,767)           (49,001)
  Proceeds from sale of securities available-for-sale................    3,124,548                 --
  Cash paid in conjunction with acquisitions, net of cash acquired...   (1,645,086)                --
  Loss from sales of property and equipment and other assets.........      (29,024)                --
  Other assets -- net................................................      (69,659)           (63,211)
                                                                       -----------        -----------
     Net cash (used in) investing activities.........................   (2,213,663)        (2,664,379)
                                                                       -----------        -----------
FINANCING ACTIVITIES
  Proceeds from long-term borrowings.................................           --            480,212
  Proceeds from issuance of common stock.............................      834,227            222,619
  Payments on long-term borrowings...................................           --            (79,542)
                                                                       -----------        -----------
     Net cash provided by financing activities.......................      834,227            623,289
                                                                       -----------        -----------
     (Decrease) in cash and cash equivalents.........................   (3,386,686)           (56,082)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................   46,771,797          1,717,543
                                                                       -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................  $43,385,111        $ 1,661,461
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

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from major clients were as follows:



                                            1997                                 1996
                                            ----                                 ----
                                  Amount    Percent of Total           Amount    Percent of Total
                                  ------    ----------------           ------    ----------------
Three Months Ended June 30,
---------------------------

Hewlett-Packard Company         $4,871,420       26.4%                $5,214,133     32.9%
Ford Motor Company               3,877,079       21.0                  4,039,155     25.5
Chrysler Corporation             2,321,759       12.6                  1,483,806      9.4
United Parcel Service            1,466,799        8.0                     13,000      0.1

                                            1997                                 1996
                                            ----                                 ----
                                  Amount    Percent of Total           Amount    Percent of Total
                                  ------    ----------------           ------    ----------------
Six Months Ended June 30,
------------------------
Hewlett-Packard Company         $9,967,456       25.4%                $9,672,846     32.0%
Ford Motor Company               7,637,839       19.5                  8,573,511     28.4
Chrysler Corporation             4,458,603       11.4                  2,624,788      8.7
Capricorn Capital, Inc.          3,591,777        9.2                         --       --
United Parcel Service            2,803,116        7.2                     13,000      0.0


NOTE C -- RECENT PRONOUNCEMENT OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share for the three and six month periods ended June 30, 1997 and 1996 is not expected to be material.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

     The Company originally commenced operations as a value added reseller of computer hardware and software that also provided training for its computer products. During the late 1980's the Company added IT staffing and systems integration services as a complement to its existing training business. In 1993, as a result of the Company's growing expertise in providing IT staffing of on-site help desks, TechTeam entered the call center industry. Today, the Company's IT outsourcing services cover a broad range of IT, including planning, design, implementation and support. Although the Company's services are complementary, TechTeam has divided its service offerings into two divisions, Call Center Services (contract services and Foundation Platform licenses) and Corporate Computer Services (technical staffing, systems integration and training programs). Revenues from all service offerings are recognized as services are performed.

     Call Center Services consist of international telephone support for end-users of computer hardware, software products and services. Call Center Services are billed on a fee per call, fee per time spent on calls or per agent basis, each as negotiated with clients. Under the terms of certain Call Center Services contracts, clients are required to pay certain amounts at the commencement of the contract, which payments are non-refundable and as to which the Company has no further service obligation. Amounts billed under this provision of such contracts aggregated $618,100 for the three and six month periods ended June 30, 1996. The Company has recognized these amounts as revenues when they are billed. Absent unusual circumstances, in the future the Company expects to negotiate these contracts so that the revenues are recognized over the life of the contract. The Company has also licensed customers to use its Foundation Platform, a software product developed by the Company's wholly-owned subsidiary, WebCentric Communications, Inc. To date, revenues from these licenses have been recognized either: (1) On a usage basis, when the licenses are granted in connection with on-going services; or (2) as lump sum fees when the customer acquires the rights to use the Foundation Platform without any on-going services obligation by the Company. Usage based revenues are reflected as contract services revenues for Call Center Services. Lump sum fees are reflected as Foundation Platform licenses revenues for Call Center Services.

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

     The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                        1997         1996          1997          1996
                                                       ------------------          ------------------
Revenues
    Call Center Services
         Contract services...........................    45.9%        47.7%          44.5%         47.6%
         Foundation Platform licenses and other           1.1           --            9.7            --
                                                       ------        -----         ------        ------
         Total Call Center Services..................    47.0         47.7           54.2          47.6
                                                       ------        -----         ------        ------
    Corporate Computer Services
         Technical staffing..........................    27.4         24.3           24.0          25.5
         Systems integration.........................    15.5         15.9           13.3          16.5
         Training programs...........................    10.1         12.1            8.5          10.4
                                                       ------        -----         ------        ------
    Total Corporate Computer Services................    53.0         52.3           45.8          52.4
                                                       ------        -----         ------        ------
Total revenues.......................................   100.0        100.0          100.0         100.0
Cost of services delivered...........................    83.6         75.7           78.4          76.9
                                                       ------        -----         ------        ------
Gross profit.........................................    16.4         24.3           21.6          23.1
                                                       ------        -----         ------        ------
Other expenses/(income)
    Selling, general and administrative..............    19.2         13.0           17.2          12.2
    Interest expense.................................      --          0.1             --           0.1
    Interest income..................................    (4.2)          --           (3.8)           --
                                                       ------        -----         ------        ------
                                                         15.0         13.1           13.4          12.3
                                                       ------        -----         ------        ------
Income before tax provisions.........................     1.4         11.2            8.2          10.8
Tax provisions.......................................     1.0          4.6            3.4           4.5
                                                       ------        -----         ------        ------
Net income...........................................     0.4%         6.6%           4.8%          6.3%
                                                       ======        =====         ======        ======

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

Comparative Performance -- Second Quarter 1997 versus Second Quarter 1996

     National TechTeam earned net income of $79,766, or $0.01 per share, for the second quarter 1997 as compared to a net income of $1,044,156 or $0.09 per share, for the second quarter 1996.

     Revenues -- National TechTeam's total revenues increased by $2,619,598 in the second quarter 1997 to $18,450,825, a 16.5% increase over revenues in the second quarter 1996. Changes in revenues resulted from the following:

           Call Center Services -- Revenues from Call Center Services increased by $1,108,866 in the second quarter 1997. This was a 14.7% increase over Call Center Services revenues in the second quarter 1996. The increase was due to an increase to 45 contracts in place at June 30, 1997 compared to the 20 contracts at June 30, 1996 and fees of $200,000 related to licensing of its Foundation Platform software to others and other revenues.

           Technical staffing -- Revenues from technical staffing increased by $1,224,902 in the second quarter 1997. This was a 31.8% increase over technical staffing revenues in the second quarter 1996. The increase was due to continued client demand for TechTeam's help desk and computer services personnel at major accounts.

           Systems integration -- Revenues from systems integration increased by $340,774 in the second quarter 1997. This was a 13.6% increase over systems integration revenues in the second quarter 1996. The increase was due principally to a growing demand by existing clients from TechTeam's networking services.

           Training programs -- Revenues from training programs decreased by $54,944 in the second quarter 1997. This was a 2.9% decrease over training revenues in the second quarter 1996. The decrease was due to non-reoccurrence of the sale of computer-based training materials which accounted for $350,000 in revenue during the second quarter of 1996.

     Cost of services delivered -- The cost of services delivered increased by $3,426,861 in the second quarter 1997. This was a 28.6% increase over the cost of services delivered in the second quarter 1996. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 83.6% and 75.7% of revenues in 1997 and 1996, respectively. The increase in these rates is attributable to costs incurred in the development of the Company's Foundation Platform and those related to the start-up of new projects that have not yet commenced.

     Selling, general and administrative -- Selling, general and administrative expenses increased by $1,497,590 in the second quarter 1997. This was a 73% increase over selling, general and administrative expenses in the second quarter 1996. The increase was due principally to compensation costs for an increased number of sales and administrative personnel, statutory and other benefits associated with such personnel, facility and equipment costs, and other indirect costs needed to support the growth of the Company. These expenses were 19.2% of revenues in 1997 compared with 13.0% of revenues in 1996. This increase was due primarily to expansion of National TechTeam's administrative infrastructure to support the growth of the Company.

     Interest income -- Commencing in October 1996, National TechTeam began earning significant amounts of interest income on cash generated by the 1996 public stock offering.

     Tax provisions -- TechTeam recognized $15,300 of Federal income tax in the second quarter 1997, resulting in an effective tax rate of 6% compared to an effective tax rate of 35.5% for 1996. The Federal effective tax rate is lower in 1997 due to investments in tax exempt securities. The state income and business taxes in the second quarter 1997 was $159,600, with an effective tax rate of 62.7% compared to an effective tax rate of 9.3% in the second quarter 1996. These taxes are tied more closely to revenues than net income. This inflates the effective tax rate when income is lower.

Comparative Performance -- First Six Months 1997 versus First Six Months 1996

     National TechTeam earned net income of $1,897,593, or $0.12 per share, for the first six months 1997 as compared to a net income of $1,909,887 or $0.17 per share, for the first six months 1996.

     Revenues -- National TechTeam's total revenues increased by $8,933,722 in the first six months 1997 to $39,166,507, a 29.5% increase over revenues in the first six months 1996. Changes in revenues resulted from the following:

           Call Center Services -- Revenues from Call Center Services increased by $6,840,928 in the first six months 1997. This was a 47.5% increase over Call Center Services revenues in the first six months 1996. The increase was due to an increase to 45 contracts in place at June 30, 1997 compared to the 20 contracts at June 30, 1996 and fees of $3.8 million related primarily to licensing of its Foundation Platform software to others.

           Technical staffing -- Revenues from technical staffing increased by $1,707,608 in the first six months 1997. This was a 22.2% increase over technical staffing revenues in the first six months 1996. The increase was due to continued client demand for TechTeam's help desk and computer services personnel at major accounts.

           Systems integration -- Revenues from systems integration increased by $221,710 in the first six months 1997. This was a 4.4% increase over systems integration revenues in the first six months 1996. The increase was due principally to a growing demand by existing clients for TechTeam's networking services.

           Training programs -- Revenues from training programs increased by $163,476 in the first six months 1997. This was a 5.2% increase over training revenues in the first six months 1996. The increase was due to increased enrollments in the Company's training programs.

     Cost of services delivered -- The cost of services delivered increased by $7,460,161 in the first six months 1997. This was a 32.1% increase over the cost of services delivered in the first six months 1996. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 78.4% and 76.8% of revenues in 1997 and 1996, respectively.

     Selling, general and administrative -- Selling, general and administrative expenses increased by $3,046,975 in the first six months 1997. This was a 81.3% increase over selling, general and administrative expenses in the first six months 1996. The increase was due principally to compensation costs for an increased number of sales and administrative personnel, statutory and other benefits associated with such personnel, facility and equipment costs, and other indirect costs needed to support the growth of the Company. These expenses were 17.2% of revenues in 1997 compared with 12.3% of revenues in 1996. This increase was due primarily to expansion of National TechTeam's administrative infrastructure to support the growth of the Company.

     Interest income -- Commencing in October 1996, National TechTeam began earning significant amounts of interest income on cash generated by the 1996 public stock offering.

     Tax provisions -- TechTeam recognized $1,011,300 of Federal income tax in the first six months 1997, resulting in an effective tax rate of 31.4% compared to an effective tax rate of 35.1% for 1996. The Federal effective tax rate is lower in 1997 due to investments in tax exempt securities. The state income and business taxes in the first six months 1997 was $307,600, with an effective tax rate of 9.6% compared to an effective tax rate of 9.9% in the first six months 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Indicators of the Company's financial strength are summarized below:

                                                                        JUNE 30,         DECEMBER 31,
                                                                         1997               1996
                                                                     ------------       ------------
       Working capital................................               $ 88,716,423       $ 90,559,459
       Current ratio..................................                       15.7               11.9
       Debt as a percentage of total capitalization...                        0.0%               0.0%
       Shareholders' equity...........................               $110,296,101       $103,458,639

     TechTeam has a line-of-credit agreement with NBD Bank which provides for short-term borrowings of up to $25,000,000; the credit is unsecured. Borrowings in excess of $10,000,000 are limited to 75% of eligible accounts receivable and 100% of cash and cash equivalents. The line of credit is at the prime rate or more favorable rates, depending on the term of any loans. There were no borrowings under the credit agreement at June 30, 1997.

     In the first quarter 1997, National TechTeam signed an agreement with Capricorn Capital, Inc., a major distributor, to supply to TechTeam $28 million of computer hardware and related services under a long-term contract. TechTeam is responding to its customers' requests to become a single source provider for technology services and equipment. This strategic relationship positions TechTeam to take advantage of the best available pricing under a long-term arrangement while at the same time meeting its customers' expectations. In the future, National TechTeam will not have to warehouse or maintain an inventory of this equipment. The key provisions of the contract are: (1) TechTeam may acquire the computer hardware and services at the vendor's cost plus 15%. The margin is payable annually at the beginning of each of the three contract years. (2) Purchase obligations not met in any of the first three years may be carried over to subsequent years up to a total of seven years.

     PART II

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


        (a)   Exhibits -
              11. Computation of Earnings Per Share
              27. Financial Data Schedule

        (b)   Reports on Form 8-K: None




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


                                       National TechTeam, Inc.
                                       -----------------------
                                                  (Registrant)


  Date: August 12, 1997                By:  /s/William F. Coyro Jr.
                                          -------------------------
                                            William F. Coyro Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer


  Date: August 12, 1997                By:  /s/Lawrence A. Mills
                                          ----------------------------
                                            Lawrence A. Mills
                                            Senior Vice President,
                                            Chief Financial Officer, Treasurer
                                            and Secretary

                                 EXHIBIT INDEX

        EXHIBIT NO.              DESCRIPTION
        -----------              -----------

            11                   Computation of Earnings Per Share

            27                   Financial Data Schedule