Form 10-Q
period 1997-09-30
NATIONAL TECHTEAM INC /DE/
filed 1997-11-19
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended:  September 30, 1997



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from ___ to ___

                         Commission file number 0-16284


                            NATIONAL TECHTEAM, INC.
                        (Name of issuer in its charter)


             DELAWARE                                  38-2774613
             --------                                 ---------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

                835 Mason Street, Suite 200, Dearborn, MI 48124
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)


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

            /X/ Yes  / / No


The number of shares of the registrant's only class of common stock outstanding at November 18, 1997 was 15,902,867.

                            NATIONAL TECHTEAM, INC.

                                   FORM 10-Q

                                     INDEX




PART I - FINANCIAL INFORMATION                                                      PAGE
------------------------------
ITEM 1.

Consolidated Statements of Operations
    Three and Nine Months Ended
    September 30, 1997 and 1996                                                      3

Consolidated Statements of Financial Position
    September 30, 1997 and December 31, 1996                                         4-5

Consolidated Statements of Cash Flows
    Nine Months Ended
    September 30, 1997 and 1996                                                      6

Notes to the Consolidated Financial Statements - September 30, 1997 (Unaudited)      7 - 10

ITEM 2.

Management's Discussion and Analysis of
    Financial Condition and Results of Operations                                    10 - 14


PART II - OTHER INFORMATION
---------------------------

ITEM 6.

Exhibits and Reports on Form 8-K                                                     15


SIGNATURES                                                                           15

                         PART 1-- FINANCIAL INFORMATION
                         ITEM 1 -- FINANCIAL STATEMENTS


NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED


                                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                            SEPTEMBER 30,
                                                                    -------------                            -------------
                                                             1997                 1996              1997                    1996
                                                             ----                 ----              ----                    ----
REVENUES                                                                (Restated - Note C)   (Restated - Note C)(Restated - Note C)
   Call Center Services                                   $ 7,976,717        $8,643,477           $25,830,759           $23,030,396
   Corporate Computer Services                            -----------        ----------           -----------           -----------
      Technical staffing..............................      6,766,263         5,226,357            16,175,892            15,757,278
      Systems integration.............................      3,809,721         3,723,356             9,034,719             8,732,697
      Training programs...............................      1,941,885         2,094,282             5,245,918             5,234,839
                                                          -----------       -----------           -----------           -----------
   Total Corporate Computer Services..................     12,517,869        11,043,995            30,456,529            29,724,814
                                                          -----------       -----------           -----------           -----------
TOTAL REVENUES........................................     20,494,586        19,687,472            56,287,288            52,755,210
COST OF SERVICES DELIVERED............................     19,426,396        14,924,347            49,952,505            40,360,196
                                                          -----------       -----------           -----------           -----------
GROSS PROFIT..........................................      1,068,190         4,763,125             6,334,783            12,395,014
                                                          -----------       -----------           -----------           -----------
OTHER EXPENSES/(INCOME)
   Selling, general and administrative................      3,295,828         2,812,355            10,043,177             7,113,729
   Interest expense...................................             --            63,078                    --               124,406
   Interest income....................................       (704,432)               --            (2,141,025)                   --
                                                          -----------       -----------           -----------           -----------
                                                            2,591,396         2,875,433             7,902,152             7,238,135
                                                          -----------       -----------           -----------           -----------
INCOME/(LOSS) BEFORE TAX PROVISIONS...................     (1,523,206)        1,887,692            (1,567,369)            5,156,879
TAX PROVISIONS........................................       (553,364)          792,000              (343,164)            2,532,300
                                                          -----------       -----------           -----------           -----------
NET INCOME/(LOSS).....................................    $  (969,842)      $ 1,095,692           $(1,224,205)          $ 2,624,579
                                                          ===========       ===========           ===========           ===========
PRIMARY AND FULLY DILUTED EARNINGS/(LOSS) PER SHARE...    $     (0.06)       $     0.09           $     (0.08)          $      0.22
                                                          ===========       ===========           ===========           ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING
   Primary............................................     15,887,531        12,500,426            16,053,730            12,151,408
   Fully diluted......................................     15,887,531        12,594,440            16,053,730            12,189,941


See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED


                                                                   SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                                1997                1996
                                                                  ------------         ------------
                                                                                    (Restated - Note C)
CURRENT ASSETS
    Cash and cash equivalents...............................      $ 32,847,434         $ 46,812,397
    Securities available-for-sale...........................        34,865,157           27,169,703
    Accounts receivable (less allowances of $604,238 at
      September 30, 1997 and $245,000 at December 31,
      1996).................................................        21,210,833           23,228,787
    Refundable income tax...................................         1,946,013            1,413,461
    Inventories.............................................           716,383              647,565
    Advances to vendors.....................................         2,069,944              500,000
    Other...................................................         1,437,868              701,865
                                                                  ------------         ------------
                                                                    95,093,632          100,473,778
                                                                  ------------         ------------
PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Office furniture and equipment..........................        18,640,899           12,623,273
    Purchased software......................................         2,966,295            2,801,307
    Leasehold improvements..................................         1,581,474            1,380,140
    Transportation equipment................................           280,158              192,907
                                                                  ------------         ------------
                                                                    23,468,826           16,997,627
    Less -- Accumulated depreciation and amortization.......         8,394,493            5,101,211
                                                                  ------------         ------------
                                                                    15,074,333           11,896,416
                                                                  ------------         ------------
OTHER ASSETS
    Goodwill (less accumulated amortization of $1,548,436 at
      September 30, 1997 and $551,061 at December 31,
      1996).................................................         6,286,037            1,509,457
    Investment in WebCentric................................                --              804,518
    Accounts receivable -- long term........................         2,063,013                   --
    Deferred income tax.....................................         1,712,887              534,187
    Other...................................................         1,638,694            1,617,172
                                                                  ------------         ------------
                                                                    11,700,631            4,465,334
                                                                  ------------         ------------
TOTAL ASSETS................................................      $121,868,596         $116,835,528
                                                                  ============         ============

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED

                                                                 SEPTEMBER 30,          DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                1997                    1996
CURRENT LIABILITIES                                             --------------      -------------------
                                                                                    (Restated - Note C)
        Short-term debt........................................  $         --         $    299,400
        Accounts payable.......................................     3,228,822            4,239,363
        Accrued payroll, related taxes and withholdings........     3,079,583            3,624,512
        Deferred income tax....................................       304,235              389,343
        Deferred revenues and unapplied receipts...............       834,803              255,940
        Accrued expenses and taxes.............................       602,387              874,329
        Capital lease obligation...............................       133,000               62,000
        Other..................................................            --              141,072
                                                                 ------------         ------------
                                                                    8,182,830            9,885,959
                                                                 ------------         ------------
LONG-TERM LIABILITIES
        Deferred Foundation Platform license fees..............     5,296,139            2,050,000
        Capital lease obligation...............................            --              133,000
        Long-term debt.........................................            --              171,700
        Minority interest......................................           321               74,647
                                                                 ------------         ------------
                                                                    5,296,460            2,429,347
                                                                 ------------         ------------
SHAREHOLDERS' EQUITY
        Preferred stock, par value $.01
           Authorized -- 5,000,000 shares
           None issued
        Common stock, par value $.01
           Authorized -- 45,000,000 shares
           Issued:
                16,028,096 shares at September 30, 1997........       160,281
                15,440,531 shares at December 31, 1996.........                            154,405
        Additional paid-in capital.............................   103,613,921           98,636,681
        Retained earnings......................................     5,242,656            6,466,884
                                                                 ------------         ------------
        Total..................................................   109,016,858          105,257,970
        Less -- Treasury stock (137,225 shares at
            September 30, 1997 and 161,983 shares at
            December 31, 1996)................................        627,552              737,748
                                                                 ------------         ------------
        Total shareholders' equity.............................   108,389,306          104,520,222
                                                                 ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................  $121,868,596         $116,835,528
                                                                 ============         ============

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED


                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                   -----------------------------------------------
                                                                                          1997                        1996
                                                                                   -------------------         -------------------
OPERATING ACTIVITIES                                                                 (Restated - Note C)         (Restated - Note C)
  Net income/(loss)...........................................                       $    (1,224,205)            $    2,624,579
  Adjustments to reconcile net income to net cash provided
   by/(used in) operating activities:
     Depreciation and amortization............................                             5,070,966                  2,297,667
     Provision for uncollectible accounts receivable..........                               359,238                         --
     Provision for deferred income tax........................                            (1,263,808)                   388,900
     Deferred Foundation Platform license fees................                             3,246,139                         --
     Long-term accounts receivable from customer..............                            (2,063,013)                        --
     Treasury stock contributed to 401(k) plan................                               110,196                    151,895
     Minority interest in net loss of subsidiary..............                               (74,326)                        --
     Changes in current assets and liabilities:
        Accounts receivable...................................                             1,663,181                 (8,094,258)
        Inventories...........................................                               (68,818)                  (570,087)
        Advances to vendors...................................                            (1,569,944)                        --
        Other current assets..................................                              (711,625)                  (407,527)
        Accounts payable......................................                            (1,072,251)                 1,812,734
        Accrued payroll, related taxes and withholdings.......                              (502,027)                    76,148
        Federal income tax....................................                              (532,552)                  (160,116)
        Deferred revenues and unapplied receipts..............                               578,863                    280,809
        Accrued expenses and taxes............................                              (271,942)                        --
        Other current liabilities.............................                              (141,072)                  (459,027)
                                                                                     ----------------            ---------------
     Net cash provided by/(used in) operating activities......                             1,533,000                 (2,058,283)
                                                                                     ----------------            ---------------
INVESTING ACTIVITIES
  Purchases of property, equipment and software...............                            (6,143,951)                (5,914,605)
  Development of training manuals.............................                              (306,667)                   (70,225)
  Purchase of securities available-for-sale...................                            (7,695,454)                        --
  Cash paid in conjunction with acquisitions, net of
   cash acquired..............................................                            (1,645,086)                (1,233,901)
  Loss from sales of property and equipment and other assets..                               (29,024)                        --
  Other assets -- net.........................................                               (12,611)                   (31,150)
                                                                                     ----------------            ---------------
     Net cash (used in) investing activities..................                           (15,832,793)                (7,249,881)
                                                                                     ----------------            ---------------
FINANCING ACTIVITIES
  Proceeds from short-term borrowings.........................                                    --                  8,166,575
  Proceeds from long-term borrowings..........................                                    --                    480,212
  Proceeds from issuance of common stock......................                               937,930                  1,189,182
  Payments on short-term borrowings and capital lease
   obligations................................................                              (430,396)                (1,349,984)
  Payments on long-term borrowings............................                              (172,704)                  (214,262)
                                                                                     ----------------            ---------------
     Net cash provided by financing activities................                               334,830                  8,271,723
                                                                                     ----------------            ---------------
     (Decrease) in cash and cash equivalents..................                           (13,964,963)                (1,036,441)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............                            46,812,397                  2,038,543
                                                                                     ----------------            ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................                           $32,847,434                 $1,002,102
                                                                                     ================            ===============

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 1997 (UNAUDITED)

The Annual Report of the Company on Form 10-K for the year ended December 31, 1996 ("The 1996 Form 10-K") contains additional information and should be read in conjunction with this report. The 1996 Form 10-K will be amended to reflect changes made in accordance with the restatements discussed in Note C.

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

NOTE A -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and are calculated using the treasury stock method.

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from major clients were as follows:



                                                1997                         1996
                                                ----                         ----
                                         Amount  Percent of Total     Amount  Percent of Total
                                         ------  ----------------     ------  ----------------
Three Months Ended September 30,
--------------------------------

Hewlett-Packard Company               $4,017,014        19.6%         $4,955,208     25.2%
Ford Motor Company                     4,098,940        20.0           3,847,739     19.5
Chrysler Corporation                   3,195,757        15.6           1,532,751      7.8
United Parcel Service                  1,392,297         6.8           1,044,644      5.3

Nine Months Ended September 30 (Restated - Note C).
---------------------------------------------------
Hewlett-Packard Company               $13,984,470        24.8%        $14,628,054    27.7%
Ford Motor Company                     11,736,779        20.9          12,421,250    23.6
Chrysler Corporation                    7,654,360        13.6           4,157,539     7.9
United Parcel Service                   4,195,413         7.5           1,057,644     2.0



NOTE C -- RESTATEMENTS

Correction of Previously Issued Financial Statements

The Company has restated the previously issued fourth quarter 1996 and first and second quarter 1997 financial statements. The restatements relate to: (1) Certain license fee revenues related to contemporaneous purchase / sale transactions between the Company and the licensees of its software products occurring in the fourth quarter 1996 and first quarter 1997. Those revenues have now been deferred and will be recognized as income in future periods when the expenses of the related contemporaneous purchase / sale transactions are recognized. (2) The impact of the restatements described in (1) on subsequent quarters. (3)

Certain compensation related adjustments. The effect of these restatements will be reflected in an amended Form 10-K report to be filed by the Company for 1996 and amended Form 10-Q reports to be filed by the Company for the first and second quarters of 1997.

Acquisition of Compuflex Systems, Inc.

On July 30, 1997, the Company acquired Compuflex Systems, Inc. ("Compuflex"). The Company acquired 98% of the issued and outstanding shares of Compuflex's common stock, in exchange for common stock of the Company at the ratio of 1 Company share for each 7.01 shares of Compuflex. The remaining 2% of the issued and outstanding shares of Compuflex were acquired for cash. The market value of the common stock and cash used in the acquisition approximated $8.5 million. Outstanding Compuflex stock options were converted into options to purchase 170,470 shares of the Company's common stock.

This acquisition has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated to include the accounts of Compuflex for all periods presented. The accompanying consolidated financial statement for the three and nine months ended September 30, 1996 include the operations of Compuflex for the three and nine months ended October 31, 1996.

Included in the operating results of the Company for the three and nine months ended September 30, 1997 are approximately $415,000 and $4,745,940, respectively, of revenues and $65,785 and $(129,011), respectively, of net income/(loss) of Compuflex prior to the date of acquisition (July 30, 1997). Compuflex's net income for July 1997 of $65,785, included twice in the accompanying consolidated statements of operations for the nine months ended September 30, 1997 as a result of conforming fiscal years, has been included as an adjustment to consolidated retained earnings.

Financial Impact of Restatements




                                                               1996 QUARTERS ENDED                             CALENDAR
                                           -----------------------------------------------------------           YEAR
                                            MARCH 31,     JUNE 30,          SEPTEMBER 30,  DECEMBER 31,           1996
                                           -----------   -----------        -------------  ------------        -----------
CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------
REVENUES
     As previously reported                $ 14,407,611  $ 15,831,227        $ 18,390,472   $ 20,521,686       $ 69,150,996
     Effect of correction of previously
     issued financial statements                     --            --                  --     (2,263,840)        (2,263,840)
     Effect of Compuflex pooling of
     interests                                1,166,000     1,662,900           1,297,000      1,203,000          5,328,900
                                           ------------  ------------        ------------   ------------       ------------
     As restated                           $ 15,573,611  $ 17,494,127        $ 19,687,472   $ 19,460,846       $ 72,216,056
                                           ============  ============        ============   ============       ============
NET INCOME / (LOSS):
     As previously reported                $    865,731  $  1,044,156        $    962,692   $  1,901,053       $  4,773,632
     Effect of correction of previously
     ssued financial statements                      --            --                  --     (1,833,243)        (1,833,243)
     Effect of Compuflex pooling of
     interests                                   80,000      (461,000)            133,000         50,000           (198,000)
                                           ------------  ------------        ------------   ------------       ------------
     As restated                           $    945,731  $    583,156        $  1,095,692   $    117,810       $  2,742,389
                                           ============  ============        ============   ============       ============
NET INCOME / (LOSS) PER SHARE:
     As previously reported                $       0.08  $       0.09        $       0.08   $       0.13       $       0.38
     Effect of correction of previously
     issued financial statements                     --            --                  --          (0.12)             (0.12)
     Effect of Compuflex pooling of
     interests                                       --         (0.04)               0.01           0.01              (0.02)
                                           ------------  ------------        ------------   ------------       ------------
     As restated                           $       0.08  $       0.05        $       0.09   $       0.02       $       0.24
                                           ============  ============        ============   ============       ============

                                                                         1997 QUARTERS ENDED                 YEAR TO DATE
CONSOLIDATED STATEMENT OF OPERATIONS                               MARCH 31                JUNE 30           JUNE 30, 1997
------------------------------------                             ------------           ------------         -------------
REVENUES:
 As previously reported                                          $ 20,715,682           $ 18,450,825          $ 39,166,507
 Effect of correction of previously issued financial statements    (3,485,990                112,185            (3,373,805)
 Effect of Compuflex pooling of interests                           1,346,900              4,745,940             6,092,840
                                                                 ------------           ------------          ------------
 As restated                                                     $ 18,576,592           $ 23,308,950          $ 41,885,542
                                                                 ============           ============          ============
NET INCOME / (LOSS):
 As previously reported                                          $  1,817,827           $     79,766          $  1,897,593
 Effect of correction of previously issued financial statements    (2,187,290)                35,334            (2,151,956)
 Effect of Compuflex pooling of interests                               5,100               (194,796)             (189,696)
                                                                 ------------           ------------          ------------
 As restated                                                        $(364,363)              $(79,696)         $   (444,059)
                                                                 ============           =============         ============
NET INCOME / (LOSS) PER SHARE:
 As previously reported                                          $       0.12           $       0.01          $       0.13
 Effect of correction of previously issued financial statements         (0.15)                  0.00                 (0.15)
 Effect of Compuflex pooling of interests                                0.00                  (0.02)                (0.02)
                                                                 ------------           ------------          ------------
 As restated                                                           $(0.03)                $(0.01)               $(0.04)
                                                                 ============           =============         ============

CONSOLIDATED STATEMENT OF FINANCIAL POSITION                   DECEMBER 31, 1996       MARCH 31, 1996        JUNE 30, 1997
--------------------------------------------                   -----------------       --------------        -------------
CURRENT ASSETS:
 As previously reported                                          $ 98,900,418           $ 96,571,229          $ 94,739,463
 Effect of correction of previously issued financial statements       494,060                435,660               415,660
 Effect of Compuflex pooling of interests                           1,079,300              1,216,000             1,250,568
                                                                 ------------           ------------          ------------
 As restated                                                     $100,473,778           $ 98,222,889          $ 96,405,691
                                                                 ============           ============          ============
CURRENT LIABILITIES:
 As previously reported                                          $  8,340,959           $  7,596,316          $  6,023,040
 Effect of correction of previously issued financial statements       748,600                404,800               404,800
 Effect of Compuflex pooling of interests                             796,400                861,400             1,669,803
                                                                 ------------           ------------          ------------
 As restated                                                     $  9,885,959           $  8,862,516          $  8,097,643
                                                                 ============           ============          ============
RETAINED EARNINGS:
 As previously reported                                          $ 10,856,604           $ 12,674,431          $ 12,754,197
 Effect of correction of previously issued financial statements    (1,833,243)            (4,020,533)           (3,985,199)
 Effect of Compuflex pooling of interests                          (2,556,500)            (2,551,400)           (2,892,887)
                                                                 ------------           ------------          ------------
 As restated                                                     $  6,416,861           $  6,102,498          $  5,876,121
                                                                 ============           ============          ============
TOTAL ASSETS / LIABILITIES AND SHAREHOLDERS' EQUITY:
 As previously reported                                          $111,962,058           $117,465,200          $116,436,798
 Effect of correction of previously issued financial statements     1,028,270              2,155,047             2,136,947
 Effect of Compuflex pooling of interests                           3,845,200              3,879,300             4,131,013
                                                                 ------------           ------------          ------------
 As restated                                                     $116,835,528           $123,499,547          $122,704,658
                                                                 ============           ============          ============

NOTE D -- PENDING ACQUISITION OF CAPRICORN CAPITAL GROUP, INC.

On September 30, 1997, the Company entered into a Letter of Intent with the sole shareholder of Capricorn Capital Group, Inc. ("Capricorn"), whereby the Company would acquire all of the capital stock of Capricorn in exchange for a base consideration of $3.5 million in cash, $1.5 million in restricted shares of TechTeam Common Stock and options to purchase 50,000 shares of TechTeam Common Stock at its current market value, and a contingent payment tied to Capricorn's earnings performance in the three-year period following the acquisition. The Letter of Intent is subject to a number of conditions, including due diligence review by TechTeam, the preparation of a definitive purchase agreement and approval of the transaction by the boards of directors of both companies. The Letter of Intent provides for a breakup fee of $200,000 to Capricorn's sole shareholder if the transaction fails to close unless such failure to close is due to a default, breach or failure to proceed by Capricorn's sole shareholder or by reason of legal impediments on the part of either party. The Company has also entered into contemporaneous purchase / sale agreements with Capricorn in the fourth quarter of 1996 and the first quarter of 1997 that obligated the Company to acquire computer hardware from Capricorn with Capricorn agreeing to purchase a license of the Foundation Platform. At September 30,1997, the deferred revenue recorded by the Company amounted to $4.3 million (see Note C). Should the acquisition close, the deferred revenue recorded at that date and unamortized cost of the software license acquired by Capricorn will be eliminated in consolidation. Further, the purchase obligation of the Company to acquire computer equipment would then also be eliminated.

Should the acquisition not close, the purchase commitment would continue to obligate the Company to a $28 million cost of the equipment plus a 15% fee over a period not to exceed seven years.


NOTE E -- LEGAL PROCEEDINGS

The Company and two of its officers have been named as defendants in several putative shareholder class action lawsuits filed in the United States District Court for the Eastern District of Michigan. The complaints are similar in asserting claims under sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934 arising out of alleged misrepresentations and omissions by the Company in connection with certain of its announcements and filings relating primarily to the Company's earnings in the first quarter of 1997. Management believes these claims are without merit and intends to defend these actions vigorously. No estimate of the outcome of this litigation can currently be made, and no provision for any such liability or the costs of defense, has been made in the accompanying financial statements. The Company believes that these costs will be covered, at least in part, by insurance.

In addition, the Company received notice of the commencement of an investigation by the Securities and Exchange Commission which appear to relate to, among other matters the Company's recognition of certain revenues arising from contemporaneous purchase / sale transactions between the Company and licensees of its software products in the fourth quarter 1996 and first quarter 1997.

NOTE F --  RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

In June 1997, The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise classify items of other comprehensive income, as defined therein, by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company intends to fully comply with the provisions of this statement upon its required adoption in the first quarter of 1998, and does not anticipate a significant impact to the financial statements.

Also in June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for reporting financial and descriptive information about operating segments. Under SFAS No. 131, information pertaining to the Company's operating segments will be reported on the basis that is used internally for evaluating segment performance and making resource allocation determinations. Management is currently studying the potential effects of adoption of this statement, which is required in 1998.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share is not expected to be material for any of the periods presented.

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

     Call Center Services consist of international telephone support for end-users of computer hardware, software products and services. Call Center Services are billed on a fee per call, fee per time spent on calls or per agent basis, each as negotiated with clients. Under the terms of certain Call Center Services contracts, clients are required to pay certain amounts at the commencement of the contract, which payments are non-refundable and as to which the Company has no further service obligation. Amounts billed under this provision of such contracts aggregated $618,100 for the three and nine month periods ended September 30, 1996. The Company has recognized these amounts as revenues when they are billed. Absent unusual circumstances, in the future the Company expects to negotiate these contracts so that the revenues are recognized over the life of the contract. The Company has also licensed customers to use its Foundation Platform, a software product developed by the
Company's wholly-owned subsidiary, WebCentric Communications, Inc.   Revenues
from these licenses are recognized either: (1) On a usage basis, when the licenses are granted in connection with on-going services; or (2) In those instances where the license was granted in connection with a contemporaneous purchase as the expenses of the transaction are recognized.

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

     The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:

                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                              -----------------------------     ----------------------------
                                                1997              1996             1997             1996
                                                           (Restated - Note     (Restated -      (Restated -
                                                                 C)               Note C)         Note C)
Revenues
   Call Center Services                        38.9%             43.9%            45.9%           43.7%
                                            -------            ------           ------           -----
   Corporate Computer Services
        Technical staffing.................    33.0              26.6             28.7            29.9
        Systems integration................    18.6              18.9             16.1            16.6
        Training programs..................     9.5              10.6              9.3             9.8
                                            -------            ------           ------           -----
   Total Corporate Computer Services.......    61.1              56.1             54.1            56.3
                                            -------            ------           ------           -----
Total revenues.............................   100.0             100.0            100.0           100.0
Cost of services delivered.................    94.8              75.8             88.8            76.5
                                            -------            ------           ------           -----
Gross profit...............................     5.2              24.2             11.3            23.5
                                            -------            ------           ------           -----
Other expenses/(income)
   Selling, general and administrative.....    16.1              14.3             17.8            13.5
   Interest expense........................      --               0.3               --             0.2
   Interest income.........................    (3.4)               --             (3.8)             --
                                            -------            ------           ------           -----
                                               12.7              14.6             14.0            13.7
                                            -------            ------           ------           -----
Income before tax provisions...............    (7.4)              9.6             (2.8)            9.8
Tax provisions.............................    (2.7)              4.0             (0.6)            4.8
                                            -------            ------           ------           -----
Net income.................................    (4.7)%             5.6%            (2.2)%           5.0%
                                            =======            ======           ======           =====

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

Comparative Performance -- Third Quarter 1997 versus Third Quarter 1996

     National TechTeam incurred a net loss of $969,842, or $(0.06) per share, for the third quarter 1997 as compared to a net income of $1,095,692, or $0.09 per share, for the third quarter 1996.

     Revenues -- National TechTeam's total revenues increased by $807,114 in the third quarter 1997 to $20,494,586, a 4.1% increase over revenues in the third quarter 1996. Changes in revenues resulted from the following:

           Call Center Services -- Revenues from Call Center Services decreased by $666,760 in the third quarter 1997. This was a 7.7% decrease from Call Center Services revenues in the third quarter 1996. The decrease resulted from a change in the mix of customers and calls received, with more calls coming from OEM customers for which the Company has experienced a lower revenue per call. However, the number of Call Center Services contracts increased to 40 as compared with 33 at September 30, 1996.

           Technical staffing -- Revenues from technical staffing increased by $1,539,906 in the third quarter 1997. This was a 29.5% increase over technical staffing revenues in the third quarter 1996. The increase was due to continued client demand for TechTeam's help desk and computer services personnel at major accounts.

           Systems integration -- Revenues from systems integration increased by $86,365 in the third quarter 1997. This was a 2.3% increase over systems integration revenues in the third quarter 1996.

           Training programs -- Revenues from training programs decreased by $152,397 in the third quarter 1997. This was a 7.3% decrease from training revenues in the third quarter 1996. The decrease was due to the cyclical nature of customer enrollments.

     Cost of services delivered -- The cost of services delivered increased by $4,502,049 in the third quarter 1997. This was a 30.2% increase over the cost of services delivered in the third quarter 1996. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 94.8% and 75.8% of revenues in 1997 and 1996, respectively. The increase in these rates is attributable to the reduced revenues per call discussed under Revenues
- Call Center Services, costs incurred in the development of the Company's Foundation Platform and those related to the start-up of new projects and a service interruption by a major customer.

     Selling, general and administrative -- Selling, general and administrative expenses increased by $483,473 in the third quarter 1997. This was a 17.2% increase over selling, general and administrative expenses in the third quarter 1996. The increase was due principally to compensation costs for an increased number of sales and administrative personnel, statutory and other benefits associated with such personnel, facility and equipment costs, and other indirect costs needed to support the growth of the Company. These expenses were 16.1% of revenues in 1997 compared with 14.3% of revenues in 1996. This increase was due primarily to expansion of National TechTeam's administrative infrastructure to support the anticipated growth of the Company and amounts accrued for potentially uncollectible accounts.

     Interest income -- Commencing in October 1996, National TechTeam began earning significant amounts of interest income on cash generated by the 1996 public stock offering. For the three months ended September 30, 1997 interest income was $704,432 compared to a pre-tax loss of $1,523,206.

     Tax provisions -- TechTeam recognized $(602,964) of Federal income tax in the third quarter 1997, resulting in an effective tax rate of 38.3% compared to an effective tax rate of 35.8% for 1996. The Federal effective tax rate is higher in 1997 due to the adjustment of prior year taxes. The state income and business taxes in the third quarter 1997 was $49,600, with an effective tax rate of (3.3)% compared to an effective tax rate of 9.64% in the third quarter 1996. These taxes are tied more closely to revenues than net income which causes aberrations in the effective tax rate when income is negative as it was in the third quarter 1997.

Comparative Performance -- First Nine Months 1997 versus First Nine Months 1996

     National TechTeam incurred net loss of $1,224,205, or $(0.08) per share, for the first nine months 1997 as compared to a net income of $2,624,579, or $0.22 per share, for the first nine months 1996.

     Revenues -- National TechTeam's total revenues increased by $3,532,078 in the first nine months 1997 to $56,287,288, a 6.7% increase over revenues in the first nine months 1996. Changes in revenues resulted from the following:

           Call Center Services -- Revenues from Call Center Services increased by $2,800,363 in the first nine months 1997. This was a 12.2% increase over Call Center Services revenues in the first nine months 1996. The increase was due to an increase to 40 contracts in place at September 30, 1997 compared to the 33 contracts at September 30, 1996.

           Technical staffing -- Revenues from technical staffing increased by $418,614 in the first nine months 1997. This was a 2.7% increase over technical staffing revenues in the first nine months 1996.

           Systems integration -- Revenues from systems integration increased by $302,022 in the first nine months 1997. This was a 3.5% increase over systems integration revenues in the first nine months 1996.

           Training programs -- Revenues from training programs increased by $11,079 in the first nine months 1997. This was a 0.2% increase over training revenues in the first nine months 1996.

     Cost of services delivered -- The cost of services delivered increased by $9,592,309 in the first nine months 1997. This was a 23.8% increase over the cost of services delivered in the first nine months 1996. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 88.8% and 76.5% of revenues in 1997 and 1996, respectively. The increase in these rates is attributable to the reduced revenues per call discussed under Revenues
- Call Center Services for the third quarter 1997, costs incurred in the development of the Company's Foundation Platform and those related to the start-up of new projects.

     Selling, general and administrative -- Selling, general and administrative expenses increased by $2,929,448 in the first nine months 1997. This was a 41.2% increase over selling, general and administrative expenses in the first nine months 1996. The increase was due principally to compensation costs for an increased number of sales and administrative personnel, statutory and other benefits associated with such personnel, facility and equipment costs, and other indirect costs needed to support the growth of the Company. These expenses were 17.8% of revenues in 1997 compared with 13.5% of revenues in 1996. This increase was due primarily to expansion of National TechTeam's administrative infrastructure to support the anticipated growth of the Company.

     Interest income -- Commencing in October 1996, National TechTeam began earning significant amounts of interest income on cash generated by the 1996 public stock offering. For the first nine months 1997, interest income was $2,141,025 compared to a pre-tax loss of $1,567,369.

     Tax provisions -- TechTeam recognized $(700,364) of Federal income tax in the first nine months 1997, resulting in an effective tax rate of 36.4% compared to an effective tax rate of 43.6% for 1996. The Federal effective tax rate is lower in 1997 due to investments in tax exempt securities. The state income and business taxes in the first nine months 1997 was $357,200, with an effective tax rate of 22.8% compared to an effective tax rate of 9.79% in the first nine months 1996. These taxes are tied more closely to revenues than net income which inflates the effective tax rate when income is low as it has been for the first nine months 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Indicators of the Company's financial strength are summarized below:

                                                SEPTEMBER 30,   DECEMBER 31,
                                                   1997            1996
                                                -------------   ------------
                                                                (Restated -
                                                                  Note C)

Working capital.............................    $ 86,910,802      $ 90,587,819
Current ratio...............................            11.6              10.2
Debt as a percentage of total capitalization             0.0%              0.4%
Shareholders' equity........................    $108,389,306      $104,520,222

     TechTeam has a line-of-credit agreement with NBD Bank which provides for short-term borrowings of up to $25,000,000; the credit is unsecured. Borrowings in excess of $10,000,000 are limited to 75% of eligible accounts receivable and 100% of cash and cash equivalents. The line of credit is at the prime rate or more favorable rates, depending on the term of any loans. There were no borrowings under the credit agreement at September 30, 1997.

     In the first quarter 1997, National TechTeam signed an agreement with Capricorn Capital Group, Inc., a major distributor, to supply to TechTeam $28 million of computer hardware and related services under a long-term contract. The key provisions of the contract are: (1) TechTeam may acquire the computer hardware and services at the vendor's cost plus 15%. The margin is payable annually at the beginning of each of the three contract years. (2) Purchase obligations not met in any of the first three years may be carried over to subsequent years up to a total of seven years. Management believes that this arrangement will permit the Company to obtain favorable pricing under a long-term arrangement for hardware and related services, which will further the Company's goal of offering its customers a life cycle management program which will include the providing of hardware, software, training and upgrades for a flat monthly fee.

     PART II

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     (a)        Exhibits -
                11. Computation of Earnings Per Share

     (b) Reports on Form 8-K: A form 8-K was filed by the Company on August 14, 1997 covering the Company's merger with Compuflex Systems, Inc.




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


                                                   National TechTeam, Inc.
                                                   ------------------------
                                                            (Registrant)


Date: November 19, 1997                            By: /s/William F. Coyro Jr.
                                                       ------------------------
                                                       William F. Coyro Jr.
                                                       Chairman of the Board and
                                                       Chief Executive Officer


Date: November 19, 1997                            By: /s/Lawrence A. Mills
                                                       ------------------------
                                                       Lawrence A. Mills
                                                       Senior Vice President,
                                                       Chief Financial Officer,
                                                       Treasurer and Secretary

                              INDEX TO EXHIBITS


EXHIBIT NO.                   DESCRIPTION
------- ---                   -----------
  11                          Computation of Earnings Per Share

  27                          Financial Data Schedule