Form 10-K405/A
period 1996-12-31
NATIONAL TECHTEAM INC /DE/
filed 1997-12-19
CIK 805054

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A
              Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



For the fiscal year ended December 31, 1996

                           NATIONAL TECHTEAM, INC.
           (Exact name of registrant as specified in its charter)


           Delaware                         0-16284                         38-2774613
(State or other jurisdiction of     (Commission File Number)     (I.R.S. Employer Identification No.)
incorporation)


835 Mason Street, Suite 200, Dearborn, MI          48124
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code: (313) 277-2277


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value
                                                                   (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes    [ ]  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X}

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1997 was approximately $311,330,000.

The number of shares outstanding of the issuer's common stock as of March 10, 1997 was 14,859,867.

                     DOCUMENTS INCORPORATED BY REFERENCE
National TechTeam, Inc.'s definitive Proxy Statement filed on April 4, 1997 is incorporated by reference into Part III.


     This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in the forward-looking statements as a result of certain factors described herein and in other documents. Readers should pay particular attention to the portion of this report describing the amendment of the annual report to address the restatement of the Company's financial statements and should also carefully review the risk factors that are described in the documents the Company has filed and files, from time to time, with the Securities and Exchange Commission.

   AMENDED FILING OF FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
    RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

     On November 14, 1997 and on November 21, 1997, the Company announced that it was restating its results of operations for the fourth quarter 1996 and for the first two quarters of 1997 to (1) defer certain revenue previously recorded in those periods and to recognize that revenue as income in future periods when the expenses of certain related contemporaneous purchase/sale transactions are recognized; (2) address the impact of those restatements on subsequent quarters; (3) address certain compensation-related and other adjustments dealing with the accrual of payroll expenses and revenues; and (4) to include the accounts of Compuflex Systems, Inc., a company that was acquired by the Company in July, 1997 in a pooling-of-interests transaction. The financial statements included in this Form 10-K/A do not include the accounts of Compuflex System, Inc. Concurrent with this filing, the Company is filing an 8-K which presents the Company's financial statements for each of the items addressed above.

     General information in the original Form 10-K was presented as of the original filing date, or earlier, as indicated. Unless otherwise stated, such information has not been updated in this amended filing.

     Financial statement and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.

                                    PART I

ITEM 1. BUSINESS

General


     National TechTeam, Inc. ("National TechTeam," "TechTeam" or "Company") is a leading provider of information technology outsourcing support services to large national and multi-national corporations, government agencies and service organizations. The Company offers its services through two global business units: (i) Call Center Services, which provides its clients with inbound telephone support for their computer product end-users and (ii) Corporate Computer Services, which provides corporations with technical staffing (principally on-site help desk support), systems integration and instructor-led, computer-based training. TechTeam's client base includes Hewlett-Packard, Ford, Chrysler, First Chicago NBD, United Parcel Service, Owens-Corning, Novell and Sun Microsystems. Many of TechTeam's clients utilize services offered by both of TechTeam's business units. The Company has experienced rapid growth as the trend toward outsourcing has increased. Between 1992 and 1996, revenues increased from $10.9 million to $66.9 million and net income increased from $766,000 to $2.9 million. This represents compounded annual growth rates of 57.4% and 40.0% in revenues and net income, respectively.

     The Company has restated the previously issued 1996 financial statements. The restatement relates to: (1) Certain license fee revenue related to contemporaneous purchase/sale transactions between the Company and the licensees of its software products occurring in the fourth quarter of 1996. Those revenues have now been deferred and will be recognized as income in future periods when the expenses of the related contemporaneous purchase/sale transactions are recognized. (2) Certain compensation related adjustments.
The restatement decreased net income from $4,773,632 as reported to $2,940,390 as restated. (For further information regarding the restatement, see Note M to the Consolidated Financial Statements which also reflects the impact on pretax earnings).


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





                                  PRE SALES
                             Product Information
                                   Features
                                 Fulfillment



         NEW PRODUCT                                                SALES
        Launch Support                                             Internet
       Direct Marketing                                          Credit Card
      Channel Management                                          CyberCash
                                                                     IVR

                                   CUSTOMER
                                 INFORMATION

      UP SELL                                               ENTITLEMENT
 Client Information                                     Clock Purchsae Date
 Future Purchasing                                      Product Registraiton
    Firmographics                                          Warraanty Upsell
    Demographics


                                  POST SALES
                                   SUPPORT
                                   Updates
                              Technical Support


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

Technology

     As an IT outsourcing company, National TechTeam relies upon technology to offer its clients efficient, high quality call center services. TechTeam has invested in high performance, scaleable, manageable telecommunications and data networks and infrastructure. TechTeam's call centers are equipped with Aspect ACD's, Dialogic IVR's, and other leading call processing technologies including all of the latest enhancements to allow the most innovative and cost effective advanced call center and call processing capabilities in the industry. TechTeam's call center agents are equipped with state-of-the-industry PC's from leading manufacturers, and its world wide data communication network allows the Company to manage its networks in the most cost effective manner, and with the highest availability, possible. National TechTeam's call centers are equipped with fault tolerant fiber-based telecommunication equipment and networks from leading carriers allowing TechTeam to assure its clients the most reliable call center services available. All of these investments allow the Company to lower start up cost for its clients and to offer one of the lowest total cost structures in the industry without sacrificing quality of service.
     National TechTeam has also built a "Foundation Platform" using technology developed by WebCentric Communications, Inc. The Foundation Platform is a set of industry standard technologies and systems combined into a unique and powerful vehicle to enable TechTeam to connect its clients and its clients' customers with an expert in nearly any language and in virtually any location. This technology platform will enable TechTeam to maximize utilization of its human resources dedicated to Call Center Services.

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


     TechTeam's client base is comprised principally of large national and multi-national corporations, service organizations and governmental units. The automobile industry accounts for a major portion of the Company's revenues, although the percentage of revenues represented by clients in other industries has been steadily increasing. Combined sales to National TechTeam's five largest clients in 1996 accounted for 70.0% of total revenues. In 1996, the combined revenues from Ford Motor Company and Chrysler Corporation totaled 32.6% of the Company's revenues. Although TechTeam has historically been and continues to be dependent upon Ford for a significant portion of its total revenues, Hewlett-Packard became the Company's largest client in 1996. The percentage of total revenues derived from Ford declined to 24.4% in 1996 from 37.4% in 1995 and from 47.1% in 1994 even while revenues from Ford increased 14.9% during that same period. Total revenues from non-Ford clients increased at a 78.0% compound annual growth rate from 1994 to 1996. Although TechTeam's management recognizes, and has acted upon, the need to diversify its client base, National TechTeam continues to seek additional business from its largest clients and those clients will continue to constitute a high percentage of TechTeam's total revenues in the foreseeable future. The Company does not have exclusive arrangements with any clients, and most contracts are cancelable by either party on short notice. In addition, most clients may reduce the use of TechTeam's services unilaterally without penalty or with the payment of certain start up costs if canceled early. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Business With Major Clients."



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

ITEM 2. PROPERTIES

     The following table sets forth the primary real properties which TechTeam leases and occupies:


                                            LEASE TERM BEGINNING

    LOCATION               FUNCTION             AND EXPIRING      SQUARE FOOTAGE
-----------------  ------------------------  -------------------  --------------
Dearborn, MI.....  World Headquarters and    01/01/97 - 12/31/05      54,859
                   North American Training
                   Center Headquarters

Southfield, MI...  World Call Center          11/01/93 - 12/31/00     57,403
                   Headquarters and
                   Training Center

Dallas, TX.......  Regional Office and       10/01/95 - 09/30/00      34,061
                   Call Center

Harper Woods, MI.  Call Center               06/15/96 - 06/14/97      17,775

Chicago, IL......  Regional Office, Call      3/1/94 - 2/28/00        13,195
                   Center and Training
                   Center

Boston, MA.......  Training Center            9/5/96 - 9/30/97         5,214

Troy, MI.........  Training Center           01/01/96 - 12/31/98       2,345

Omaha, NE........  WebCentric Operations      1/1/97 - 12/31/02        2,174

Indianapolis, IN.  Training Center           01/01/96 - 12/31/00       1,881

Brussels, Belgium  Call Center                        *                1,356


----------------
* As part of its joint-venture with Paratel N.V., TechTeam has the right to occupy space which is cancelable on 180 days notice. Although the Company does not foresee the loss of this right in the near future, the Company believes that suitable replacement facilities are readily available.

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

     In addition, the Company received notice of the commencement of an investigation by the Securities and Exchange Commission which appears to relate to, among other matters the Company's recognition of certain revenues arising from contemporaneous purchase/sale transactions between the Company and licensees of its software products in the fourth quarter 1996 and first quarter 1997.


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



                                                  HIGH      LOW
                                                 -------  -------
1995
First Quarter................................... $ 5.250  $ 3.500
Second Quarter.................................. $ 6.875  $ 3.875
Third Quarter................................... $ 7.500  $ 5.250
Fourth Quarter.................................. $ 6.125  $ 4.875
1996
First Quarter................................... $ 6.250  $ 4.750
Second Quarter.................................. $17.875  $ 5.063
Third Quarter................................... $27.500  $ 7.500
Fourth Quarter.................................. $30.125  $19.875

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial data and is qualified by the more detailed Consolidated Financial Statements and notes thereto included in Item 8 in this Form 10-K/A Report. The Statement of Financial Position Data as of December 31, 1992, 1993, 1994, 1995, and 1996, and the Statement of Operations Data for each of the five years in the period ended December 31, 1996 have been derived from the Company's consolidated financial statements for such years, which have been audited by Ernst & Young LLP, independent auditors.



                                                                       Year Ended December 31,
                                                 --------------------------------------------------------------------
                                                   1996           1995           1994            1993           1992
                                                 -------        -------        -------         -------        -------
                                                                (In Thousands, Except Per Share Data)
                                                 (Restated - Note M)
Statement of Operations Data:
Revenues
      Call Center Services..................     $31,434        $15,123        $ 7,173         $ 2,326        $    --
                                                 -------        -------        -------         -------        -------
      Corporate Computer Services
            Technical staffing..............      15,608         14,732         12,837          10,085          6,052
            Systems integration.............      12,819          7,840          5,530           2,647          1,079
            Training programs...............       7,027          4,018          4,613           5,386          3,771
                                                 -------        -------        -------         -------        -------
      Total Corporate Computer Services.....      35,454         26,590         22,980          18,118         10,902
                                                 -------        -------        -------         -------        -------
Total revenues..............................      66,887         41,713         30,153          20,444         10,902
Cost of services delivered..................      52,997         32,337         23,099          15,821          8,459
                                                 -------        -------        -------         -------        -------
Gross profit................................      13,890          9,376          7,054           4,623          2,443
                                                 -------        -------        -------         -------        -------
Other expenses/(income)
      Selling, general and administrative...       9,341          5,349          3,872           1,787          1,359
      Interest expense......................         128             24             34              67             53
      Interest income.......................        (937)           (74)           (71)             --             --
      Gain on sale of investment............          --             --           (152)             --             --
                                                 -------        -------        -------         -------        -------
                                                   8,532          5,299          3,683           1,854          1,412
                                                 -------        -------        -------         -------        -------
Income before tax provisions................       5,358          4,077          3,371           2,769          1,031
Tax provisions..............................       2,418          1,678          1,400           1,097            265
Net income..................................     $ 2,940        $ 2,399        $ 1,971         $ 1,672        $   766
                                                 =======        =======        =======         =======        =======
Primary and fully diluted earnings per share     $  0.23        $  0.21        $  0.18         $  0.18        $  0.09
                                                 =======        =======        =======         =======        =======
Weighted average number of common shares and
common share equivalents outstanding
      Primary...............................      12,520         11,361         10,891           9,306          8,422
      Fully diluted.........................      12,544         11,361         11,079           9,523          8,733






                                                                             December 31,
                                                 --------------------------------------------------------------------
                                                  1996           1995           1994            1993           1992
                                                 -------        -------        -------         -------        -------
                                                                              (In thousands)
                                              (Restated - Note M)
Statement of Financial Position Data:
Current assets..............................     $99,394        $16,191        $12,890         $ 6,173        $ 3,085
Current liabilities.........................       9,090          3,839          1,173           2,006          2,037
Total assets................................     113,153         22,286         17,149          10,300          4,130
Long-term liabilities.......................       2,212            555            146             214            104
Total shareholders' equity..................     101,851         17,892         15,829           8,080          1,989

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

     The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:



                                                      Year Ended December 31,
                                                  -----------------------------
                                                   1996       1995       1994
                                                   -----      -----      -----
                                                   (Restated
                                                   - Note M)
Revenues
      Call Center Services.....................     47.0%      36.3%      23.8%
                                                  ------     ------     ------
      Corporate Computer Services
            Technical staffing.................     23.3       35.3       42.6
            Systems integration................     19.2       18.8       18.3
            Training programs..................     10.5        9.6       15.3
                                                  ------     ------     ------
      Total Corporate Computer Services........     53.0       63.7       76.2
                                                  ------     ------     ------
Total revenues.................................    100.0      100.0      100.0
Cost of services delivered.....................     79.2       77.5       76.6
                                                  ------     ------     ------
Gross profit...................................     20.8       22.5       23.4
                                                  ------     ------     ------
Other expenses/(income)
      Selling, general and administrative......     14.0       12.8       12.8
      Interest expense.........................      0.2        0.1        0.1
      Interest income..........................     (1.4)      (0.2)      (0.2)
      Gain on sale of investment...............       --         --       (0.5)
                                                  ------     ------     ------
                                                    12.8       12.7       12.2
                                                  ------     ------     ------
Income before tax provisions...................      8.0        9.8       11.2
Tax provisions.................................      3.6        4.0        4.7
                                                  ------     ------     ------
Net income.....................................      4.4%       5.8%       6.5%
                                                  ======     ======     ======



     Between 1994 and 1996, TechTeam's revenues increased at a compound annual rate of 48.9%. The Company believes that its growth has benefited from the trend among large corporations to outsource much of their information technology needs and TechTeam's ability to provide services that address a broad range of those needs. The Company believes that the outsourcing trend will continue and will provide continuing opportunities for both of its service lines. TechTeam further believes that its service offerings are influenced substantially by its clients' desires to focus on their core businesses and to leave information technology needs to the Company for which information technology is its core business. TechTeam's training programs have encountered cyclical enrollment trends, influenced by the timing and extent to which clients are upgrading desk top software.


     National TechTeam's business is based on client relationships with major corporations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Business with Major Clients."

Comparative Performance -- 1996 versus 1995


     National TechTeam earned net income of $2,940,390, or $0.23 per share, for 1996 as compared to a net income of $2,399,067 or $0.21 per share, for 1995.

     Revenues -- National TechTeam's total revenues increased by $25,173,524 in 1996 to $66,887,156, a 60.3% increase over revenues in 1995. Changes in revenues resulted from the following:

           Call Center Services -- Revenues from Call Center Services increased by $16,310,310 in 1996. This was a 107.8% increase over Call Center Services revenues in 1995. The increase was due to an increase to 36 contracts in place at December 31, 1996 compared to the 18 contracts at December 31, 1995 and increased business with existing customers, primarily Hewlett-Packard.

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


     Cost of services delivered -- The cost of services delivered increased by $20,660,404 in 1996. This was a 63.9% increase over the cost of services delivered in 1995. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 79.2% and 77.5% of revenues in 1996 and 1995, respectively.


     Selling, general and administrative -- Selling, general and administrative expenses increased by $3,991,834 in 1996. This was a 74.6% increase over selling, general and administrative expenses in 1995. The increase was due principally to compensation costs for an increased number of sales and administrative personnel, statutory and other benefits associated with such personnel, facility and equipment costs, and other indirect costs needed to support the growth of the Company. These expenses were 14.0% of revenues in 1996 compared with 12.8% of revenues in 1995. This increase was due primarily to expansion of National TechTeam's sales and internal management information systems staffs to support the growth of the Company.


     Interest income -- Commencing in October 1996, National TechTeam began earning significant amounts of interest income on cash generated by the 1996 public stock offering. For the twelve months ended December 31, 1996, interest income was $937,234 compared to pre-tax income of $5,357,889.

     Tax provisions -- TechTeam recognized $1,708,499 of Federal income tax in 1996, resulting in an effective tax rate of 36.8% compared to an effective tax rate of 34.6% for 1995. The increase in the effective Federal income tax rate is due to increased foreign operations. The Michigan Single Business Tax in 1996 was $709,000, with an effective tax rate of 13.2% compared to an effective tax rate of 10.1% in 1995. The increase is due to the taxes on the deferred revenue which is currently taxable for Michigan Single Business Tax purposes.


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

Impact of Business with Major Clients


     Historically, National TechTeam has been heavily dependent upon Ford for a major portion of its revenues. Management recognizes the need to diversify its client base from both a client and industry perspective. The Company has had some success in this regard as Hewlett-Packard became TechTeam's largest client in 1996. However, the Company continues to seek additional business from its largest clients and those clients will continue to constitute a high percentage of National TechTeam's total revenues for the foreseeable future. TechTeam's services are not specific to any single industry and can be beneficial to most large corporations. National TechTeam's technical staffing and training programs cover most of the popular software applications and can be customized to improve the productivity of microcomputer users in most companies. Continuing efforts to increase sales outside of Ford have produced positive results, as total revenues from non-Ford clients were $50,575,387 in 1996, $26,128,668 in 1995, and $15,957,118 in 1994, a compound annual growth rate of 78.0%.

                                                                                      Year Ended December 31,
                                                                        ------------------------------------------------------
                                                                           1996                1995                1994
                                                                           -----               -----               ----
Hewlett-Packard Company
      Revenues for the period.......................................    $19,266,318         $ 7,269,445         $        --
      Percentage increase from prior period.........................          165.0 %                -- *                -- %
      Percentage of total revenues..................................           28.8 %              17.4 %                -- %
Ford Motor Company
      Revenues for the period.......................................    $16,311,769         $15,584,964         $14,195,853
      Percentage increase from prior period.........................            4.7 %               9.8 %               3.6 %
      Percentage of total revenues..................................           24.4 %              37.4 %              47.1 %
Chrysler Corporation
      Revenues for the period.......................................    $ 5,485,038         $ 4,162,419         $ 3,294,788
      Percentage increase from prior period.........................           31.8 %              26.3 %             160.2 %
      Percentage of total revenues..................................            8.2 %              10.0 %              10.9 %
Corel Corporation
      Revenues for the period.......................................    $   268,459         $ 2,737,601         $ 3,687,298
      Percentage increase/(decrease) from prior period..............          (90.2)%             (25.8)%             789.4 %
      Percentage of total revenues..................................            0.4 %               6.6 %              12.2 %
Novell, Inc.
      Revenues for the period.......................................    $        --         $   522,973         $ 2,260,203
      Percentage increase/(decrease) from prior period..............         (100.0)%             (76.7)%              31.6 %
      Percentage of total revenues..................................             -- %               1.3 %               7.5 %


---------------
* First year of business relationship

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

LIQUIDITY AND CAPITAL RESOURCES

     Over the three year period commencing January 1, 1994, the Company's business has been financed by cash provided by operations and the issuance of common stock, primarily $5,020,834 of private placements in 1994, shares issued throughout the period under stock option plans and $77,851,500 from a public offering in 1996. Indicators of the Company's financial strength are summarized below:




                                                                December 31,
                                              -------------------------------------------------
                                                  1996               1995              1994
                                              ------------       ------------       -----------
Working capital.............................  $ 90,304,919        $12,352,915       $11,716,501
Current ratio...............................          10.9                4.2              11.0
Debt as a percentage of total capitalization           0.0%               2.4%              0.0%
Shareholders' equity........................  $101,851,099        $17,891,966       $15,829,026



     The Company's working capital was $90,304,919 at December 31, 1996, an increase of 631.0% from December 31, 1995. This increase was due primarily to funds provided by the public stock offering in 1996 and 1996 operating results (reflected primarily in higher accounts receivable balances due to increased sales).


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of National TechTeam, Inc. and Subsidiaries are included in Item 8:



                                                                           PAGE
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors........................  21

Consolidated Statements of Operations -- Years Ended December 31, 1996,
1995 and 1994............................................................  22

Consolidated Statements of Financial Position -- December 31, 1996
and December 31, 1995....................................................  24

Consolidated Statements of Shareholders' Equity -- Years Ended December
31, 1996, 1995 and 1994..................................................  25

Consolidated Statements of Cash Flows -- Years Ended December 31, 1996,
1995 and 1994............................................................  26

Notes to the Consolidated Financial Statements...........................  27-36


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

     As discussed in Note M to the consolidated financial statements, the Company has restated its previously issued financial statements for the year ended December 31, 1996, to revise its revenue recognition pertaining to certain license fee revenues related to contemporaneous purchase/sale transactions and to reflect certain other adjustments.

     As discussed in Note N to the consolidated financial statements, on July 30, 1997, the Company combined with Compuflex Systems, Inc. in a transaction accounted for as a pooling of interests. The Company's September 30, 1997 Form 10-Q included unaudited financial statements (post pooling) of the combined entity for the three-month and nine-month periods ended September 30, 1997 and 1996. Accordingly, the accompanying financial statements (pre pooling) are no longer considered to be prepared in conformity with generally accepted accounting principles. Concurrent with the filing of the Form 10-K/A, which includes this report, the Company is filing a Form 8-K to present the Company's audited financial statements for each of the three years in the period ended December 31, 1996, as restated for the matter discussed in the preceding paragraph and the pooling, and our report thereon.

     In our opinion, the accompanying financial statements (pre pooling) present fairly, in all material respects, the consolidated financial position of National TechTeam, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles that were applicable before the issuance of post pooling financial statements for the combination as described in the preceding paragraph.



                                                ERNST & YOUNG LLP




Detroit, Michigan
February 26, 1997, except for Notes M and N which are dated December 12, 1997

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           Year Ended December 31,
                                                                ----------------------------------------------
                                                                    1996             1995             1994
                                                                    ----             ----             ----
                                                                (Restated -
                                                                Note M)


Revenues -- Note B
      Call Center Services....................................  $ 31,433,604     $ 15,123,294     $  7,172,997
                                                                ------------     ------------     ------------
      Corporate Computer Services
            Technical staffing................................    15,608,237       14,732,050       12,836,952
            Systems integration...............................    12,818,545        7,840,584        5,529,757
            Training programs.................................     7,026,770        4,017,704        4,613,265
                                                                ------------     ------------     ------------
      Total Corporate Computer Services.......................    35,453,552       26,590,338       22,979,974
                                                                ------------     ------------     ------------
Total Revenues................................................    66,887,156       41,713,632       30,152,971
Cost of Services Delivered....................................    52,997,420       32,337,016       23,098,915
                                                                ------------     ------------     ------------
Gross Profit..................................................    13,889,736        9,376,616        7,054,056
                                                                ------------     ------------     ------------
Other Expenses/(income)
      Selling, general and administrative.....................     9,340,868        5,349,034        3,872,159
      Interest expense........................................       128,213           24,109           33,911
      Interest income.........................................      (937,234)         (73,830)         (71,467)
      Gain on sale of investment..............................            --               --         (152,471)
                                                                ------------     ------------     ------------
                                                                   8,531,847        5,299,313        3,682,132
                                                                ------------     ------------     ------------
Income before tax provisions..................................     5,357,889        4,077,303        3,371,924
Tax provisions -- Note F......................................     2,417,499        1,678,236        1,400,875
                                                                ------------     ------------     ------------
Net income....................................................  $  2,940,390     $  2,399,067     $  1,971,049
                                                                ============     ============     ============
Primary and fully diluted earnings per share..................  $       0.23     $       0.21     $       0.18
                                                                ============     ============     ============
Weighted average number of common shares
and common share equivalents outstanding
      Primary.................................................    12,520,424       11,360,768       10,981,183
      Fully diluted...........................................    12,543,878       11,360,768       11,079,136


                            See accompanying notes.

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                                                                      December 31,
                                                                               --------------------------
                                ASSETS                                             1996          1995
                                                                                   ----          ----
                                                                                (Restated
                                                                                - Note M)
Current assets
      Cash and cash equivalents..............................................  $ 46,771,797   $ 1,717,543
      Securities available-for-sale..........................................    27,169,703            --
      Accounts receivable -- Note B..........................................    22,269,087    13,269,272
      Note receivable -- current portion.....................................            --        53,333
      Refundable income tax..................................................     1,413,461            --
      Inventories............................................................       647,565       769,545
      Advances to vendors....................................................       500,000            --
      Other..................................................................       622,865       381,751
                                                                               ------------   -----------
                                                                                 99,394,478    16,191,444
                                                                               ------------   -----------



Property, equipment and purchased software
      Office furniture and equipment.........................................    12,214,673     6,622,953
      Purchased software.....................................................     1,742,007            --
      Leasehold improvements.................................................     1,380,140       681,223
      Transportation equipment...............................................       192,907       154,395
                                                                               ------------   -----------
                                                                                 15,529,727     7,458,571
      Less -- Accumulated depreciation and amortization......................     5,101,211     2,898,257
                                                                               ------------   -----------
                                                                                 10,428,516     4,560,314
                                                                               ------------   -----------




Other assets
      Goodwill (less accumulated amortization of $551,081 at
            December 31, 1996 and $345,512 at December 31, 1995).............     1,509,437     1,252,585
      Investment in WebCentric -- Note H.....................................       804,516            --
      Deferred income tax....................................................       912,400            --
      Note receivable -- long term...........................................            --       102,222
      Other..................................................................       103,771       178,958
                                                                               ------------   -----------
                                                                                  3,330,124     1,533,765
                                                                               ------------   -----------
Total assets.................................................................  $113,153,118   $22,285,523
                                                                               ============   ===========


                            See accompanying notes.

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                                                                       December 31,
                                                                                --------------------------
           LIABILITIES AND SHAREHOLDERS' EQUITY                                     1996          1995
                                                                                    ----          ----
                                                                                 (Restated
                                                                                 - Note M)


Current Liabilities
      Current portion of long-term debt........................................ $         --   $    96,884
      Accounts payable.........................................................    4,074,363       893,965
      Accrued payroll, related taxes and withholdings..........................    3,554,512     2,037,446
      Deferred income tax -- Note F............................................      189,343        89,839
      Federal income tax payable...............................................           --       160,116
      Deferred revenues and unapplied receipts.................................      255,940       431,967
      Accrued expenses and taxes...............................................      874,329       106,042
      Other....................................................................      141,072        22,270
                                                                                ------------   -----------
                                                                                   9,089,559     3,838,529
                                                                                ------------   -----------
Long-term liabilities
      Deferred Foundation Platform license fees................................    2,050,000            --
      Deferred income tax -- Note F............................................       87,813       116,066
      Long-term debt, less current portion --  Note D..........................           --       438,962
      Minority interest........................................................       74,647            --
                                                                                ------------   -----------
                                                                                   2,212,460       555,028
                                                                                ------------   -----------
Shareholders' Equity -- Notes E, G, J and K
      Preferred stock, par value $.01
            Authorized -- 5,000,000 shares
            None issued
      Common stock, par value $.01
            Authorized -- 45,000,000 shares
            Issued:
                   15,008,291 shares at December 31, 1996......................      150,083
                   11,407,666 shares at December 31, 1995......................                    114,077
      Additional paid-in capital...............................................   93,415,402    12,601,925
      Retained earnings........................................................    9,023,362     6,082,972
                                                                                ------------   -----------
      Total....................................................................  102,588,847    18,798,974
      Less -- Treasury stock (161,983 shares at December 31, 1996
       and 200,000 shares at December 31, 1995)................................      737,748       907,008
                                                                                ------------   -----------
      Total shareholders' equity...............................................  101,851,099    17,891,966
                                                                                ------------   -----------
Total liabilities and shareholders' equity..................................... $113,153,118   $22,285,523
                                                                                ============   ===========


                            See accompanying notes.

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                                  Additional
                                                                    Common         Paid-in            Retained           Treasury
                                                                    Stock          Capital            Earnings            Stock
                                                                    --------      -----------         ----------         --------
Balance at January 1, 1994.......................................   $ 96,198      $ 6,270,498         $1,712,856         $     --
      Proceeds from issuance of 1,060,731 shares of
        Common stock -- Note G...................................     10,607        5,010,227                 --               --
      Proceeds from issuance of 308,625 shares under
        stock option plans -- Note J.............................      3,087          574,123                 --               --
      Tax benefit from exercise of employee stock options
        and other................................................         --          180,381                 --               --
      Net income for 1994........................................         --               --          1,971,049               --
                                                                    --------      -----------         ----------         --------
Balance at December 31, 1994.....................................    109,892       12,035,229          3,683,905               --
      Proceeds from issuance of 418,500 shares under
        stock option plans -- Note J.............................      4,185          256,475                 --               --
      Tax benefit from exercise of employee stock options
        and other................................................         --          310,221                 --               --
      Purchase of common stock -- Note K.........................         --               --                 --         (907,008)
      Net income for 1995........................................         --               --          2,399,067               --
                                                                    --------      -----------         ----------         --------
Balance at December 31, 1995.....................................    114,077       12,601,925          6,082,972         (907,008)
      Proceeds from issuance of 3,225,000 shares of
        common stock -- Note G...................................     32,250       77,819,250                 --               --
      Proceeds from issuance of 289,100 shares under
        stock option plans -- Note J.............................      2,891          778,469                 --               --
      Shares issued to acquire Coup, Inc.........................        800          259,200                 --               --
      Shares issued to acquire U.S.A. Computer Training
        Centers, Inc.............................................         65           76,277                 --               --
      Tax benefit from exercise of employee stock options
        and other................................................         --        1,654,579                 --               --
      Contributions to 401(k) plan and other.....................         --          225,702                 --          169,260
      Net income for 1996 (Restated - Note M)....................         --               --          2,940,390               --
                                                                    --------      -----------         ----------         --------
      Balance at December 31, 1996 (Restated - Note M)...........   $150,083      $93,415,402         $9,023,362       $ (737,748)
                                                                    ========      ===========         ==========       ==========



                            See accompanying notes.

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                            Year Ended December 31,
                                                                                ----------------------------------------------
                                                                                   1996              1995             1994
                                                                                -----------       ----------       -----------
                                                                                (Restated - Note M)
Operating Activities
      Net income............................................................    $ 2,940,390       $2,399,067       $ 1,971,049
      Adjustments to reconcile net income to net cash provided by/
      (used in) operating activities:
            Depreciation and amortization...................................      2,645,544        1,594,250         1,037,279
            Provision for uncollectible accounts receivable.................         25,000          123,143            30,308
            Treasury stock contributed to 401(k) plan.......................        169,260               --                --
            Provision for deferred income tax...............................       (681,224)         (89,631)          138,310
            Deferred Foundation Platform license fees.......................      2,050,000               --                --
            (Gain) on sale of investment....................................             --               --          (152,471)
            (Gain)/loss on sales of equipment and other.....................        (17,860)          55,209            (3,878)
            Changes in current assets and liabilities:
                  Accounts receivable.......................................     (9,024,815)      (5,640,614)       (2,725,807)
                  Inventories...............................................        121,980         (269,797)         (130,574)
                  Advances to vendors.......................................       (500,000)              --                --
                  Other current assets......................................       (241,114)         (40,420)         (168,268)
                  Accounts payable..........................................      3,180,398          606,562          (173,373)
                  Accrued payroll, related taxes and withholdings...........      1,517,066        1,543,265           128,159
                  Federal income tax........................................     (1,573,577)         544,374          (892,231)
                  Deferred revenues and unapplied receipts..................       (176,027)         384,427           (99,091)
                  Accrued expenses and taxes................................        768,287          106,042                --
                  Other current liabilities.................................        118,802         (115,852)         (182,233)
                                                                                -----------       ----------       -----------
            Net cash provided by/(used in) operating activities.............      1,322,110        1,200,025        (1,222,821)
                                                                                -----------       ----------       -----------
Investing Activities
      Purchases of property, equipment and software.........................     (8,156,819)      (3,187,027)         (864,798)
      Development of training manuals.......................................       (211,027)        (117,970)         (116,722)
      Purchases of securities available-for-sale............................    (27,169,703)        (100,000)      (12,388,000)
      Proceeds from sale of temporary investments...........................             --        3,600,000         8,888,000
      Proceeds from sale of investment......................................             --               --           160,000
      Investment in WebCentric..............................................       (804,516)              --                --
      Collection/(issuance) of note receivable..............................        155,555         (160,000)               --
      Proceeds from sales of property and equipment and other assets........         11,000           22,630            23,227
      Other assets -- net...................................................        (69,641)         (12,293)           13,082
                                                                                -----------       ----------       -----------
            Net cash provided by/(used in) investing activities.............    (36,245,151)          45,340        (4,285,211)
                                                                                -----------       ----------       -----------
Financing Activities
      Proceeds from short-term borrowings...................................      8,116,575               --                --
      Proceeds from long-term borrowings....................................        480,212          565,998                --
      Proceeds from issuance of common stock................................     78,858,562          260,660         5,598,044
      Tax benefit from exercise of employee stock options...................      1,654,579          310,221           180,381
      Purchase of Company common stock......................................             --         (907,008)               --
      Payments on short-term borrowings.....................................     (8,213,459)              --                --
      Payments on long-term borrowings......................................       (919,174)        (170,252)         (432,471)
                                                                                -----------       ----------       -----------
            Net cash provided by financing activities.......................     79,977,295           59,619         5,345,954
                                                                                -----------       ----------       -----------
            Increase/(decrease) in cash and cash equivalents................     45,054,254        1,304,984          (162,078)
Cash and cash equivalents at beginning of year..............................      1,717,543          412,559           574,637
                                                                                -----------       ----------       -----------
Cash and cash equivalents at end of year....................................    $46,771,797       $1,717,543       $   412,559
                                                                                ===========       ==========       ===========


                            See accompanying notes.

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31,1996 (As Restated)

NOTE A -- Summary of Significant Accounting Policies

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


     Revenue recognition: Revenues from Call Center Services and Corporate Computer Services are recognized as services are performed. Revenues from product sales are recognized when title is transferred to the client. Under the terms of certain Call Center Services contracts, clients are required to pay certain amounts at the commencement of the contract, which payments are non-refundable and as to which the Company has no further service obligation. Amounts billed under this provision of such contracts aggregated $618,100 in 1996; $1,655,700 in 1995; and $19,600 in 1994. All such amounts were recognized as revenues when billed. The Company has also licensed customers to use its Foundation Platform, a software product developed by the Company's wholly-owned subsidiary, WebCentric Communications, Inc. Revenues from these licenses are recognized either: (1) On a usage basis, when the licenses are granted in connection with on-going services; or (2) In those instances where the license was granted in connection with a contemporaneous purchase as the expenses of the transaction are recognized. No revenues related to Foundation Platform licenses were recognized in 1996.

     Deferred revenue: TechTeam receives advance payments from clients under certain lease and maintenance agreements. These payments are recognized as revenues when earned. All deferred revenue recorded at December 31 is expected to be earned in the subsequent year. See "Revenue recognition" regarding deferred Foundation Platform license fees.


     Deferred income taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTE A -- Summary of Significant Accounting Policies -- Continued

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

NOTE B -- Description of the Business

     The Company provides call center services and corporate computer services for major companies on an international scale. Revenues and accounts receivable from major clients are summarized as follows.


                                                                       Year Ended December 31,
                                                                -----------------------------------
                                                                   1996         1995        1994
                                                                   ----         ----        ----
      Hewlett-Packard Company
            Revenues for the period..........................   $19,266,318 $ 7,269,445 $        --
            Accounts receivable at end of period.............     3,104,422   2,923,934          --
      Ford Motor Company
            Revenues for the period..........................    16,311,769  15,584,964  14,195,853
            Accounts receivable at end of period.............     5,052,263   4,863,948   2,487,263
      Chrysler Corporation
            Revenues for the period..........................     5,485,038   4,162,419   3,294,788
            Accounts receivable at end of period.............     1,843,888   1,221,121   1,457,237
      Corel Corporation
            Revenues for the period..........................       268,459   2,737,601   3,687,298
            Accounts receivable at end of period.............            --     268,550     537,972
      Novell, Inc.
            Revenues for the period..........................            --     522,973   2,260,203
            Accounts receivable at end of period.............        11,220     193,682     508,736

     Allowances for potentially uncollectible accounts receivable were as follows: December 31, 1996 -- $225,000; December 31, 1995 -- $200,000. The
Company generally does not require collateral from its clients. Credit losses experienced have been consistent with the Company's management's expectations.

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTE C -- Leases

     The Company leases its call center facilities, corporate and other offices and certain office equipment under noncancelable operating leases. These leases are renewable with various options and terms. Total rental expense was $1,939,611 in 1996, $1,344,574 in 1995, and $1,000,992 in 1994.

     Minimum future payments under noncancelable operating leases with initial terms of one year or more were:


                                                                December 31,
                                        Year                       1996
                        --------------------------------------  -----------
                        1997 ...............................    $2,260,775
                        1998 ...............................     2,358,089
                        1999 ...............................     2,350,547
                        2000 ...............................     2,090,168
                        2001 ...............................       887,671




Note D - Financing Arrangements and Long-Term Debt

  TechTeam has an agreement with NBD Bank which provides for short-term borrowings up to $6,000,000; The credit is unsecured. Borrowings are at the prime rate. There were no borrowings under the agreement at December 31, 1996.

  The following amounts relate to short-term borrowings:


                                                        Maximum Amount        Average Daily Amount         Average Cost of
                        Period                             Borrowed                 Borrowed                 Borrowings
                -----------------------------------------------------------------------------------------------------------
                Year Ended December 31,
                1996..........................              $6,000,000                    $535,792              8.25%
                1995..........................                      --                          --                --
                1994..........................               1,220,000                     114,767              5.30

Long-term debt consists of the following:


                                                                            December 31,
                                                                        --------------------
                                                                         1996         1995
                                                                         ----         ----
                        Total amounts due under term notes..........    $   --      $535,846
                        Less -- current portion.....................        --        96,884
                                                                        ------      --------
                                                                        $   --      $438,962
                                                                        ======      ========

Interest paid was $128,213 in 1996, $24,109 in 1995, and $33,911 in 1994.

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

Note E -- Employee Retirement Plan

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

Note F -- Tax Provisions

     Tax provisions are as follows:



                                              Year Ended December 31,
                                      ----------------------------------------
                                         1996           1995           1994
                                         ----           ----           ----
                                      (Restated
                                      - Note M)
Federal income tax:
      Currently payable.............  $2,389,723     $1,357,867     $  956,690
      Deferred (credit).............    (681,224)       (89,631)       138,310
                                      ----------     ----------     ----------
      Total.........................   1,708,499      1,268,236      1,095,000
Michigan single business tax........     709,000        410,000        305,875
                                      ----------     ----------     ----------
                                      $2,417,499     $1,678,236     $1,400,875
                                      ==========     ==========     ==========
Tax payments........................  $2,310,000      $ 905,000     $2,022,000
                                      ==========     ==========     ==========


     A reconciliation of the Federal income tax provision and the amount computed by applying the Federal statutory income tax rate to income before Federal income tax follows:




                                                                                    Year Ended December 31,
                                                                        ------------------------------------------------
                                                                           1996               1995               1994
                                                                        ----------         ----------         ----------
                                                                        (Restated
                                                                        - Note M)
      Income tax at Federal statutory rate of 34%...............        $1,657,313         $1,246,883         $1,042,457
      Goodwill, intangibles and other permanent differences.....            75,376             46,353             52,543
      Tax reserve reversed......................................           (24,190)           (25,000)                --
                                                                        ----------         ----------         ----------
                                                                        $1,708,499         $1,268,236         $1,095,000
                                                                        ==========         ==========         ==========

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

Note F -- Tax Provisions -- continued

     The principal components of deferred Federal income tax balances, and the classification thereof in the Consolidated Statements of Financial Position, are as follows:




                                                                                December 31,
                                                                ---------------------------------------------
                                                                         1996                    1995
                                                                -----------------------  --------------------
                                                                  (Restated - Note M)
                                                                  Assets    Liabilities  Assets   Liabilities
                                                                ----------  -----------  -------  -----------
       Allowance for uncollectible accounts
             receivable.....................................      $ 76,500     $     --  $68,000     $     --
       Other................................................       138,900       76,700   15,226           --
       Deferred Foundation Platform
       license fees.........................................       697,000           --       --           --
       Prepaid expenses.....................................            --      112,643       --       89,839
       Accelerated tax depreciation.........................            --       87,813       --      116,066
                                                                  --------     --------  -------     --------
                                                                  $912,400     $277,156  $83,226     $205,905
                                                                  ========     ========  =======     ========

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

Note G -- Stock Transactions

     A summary of stock transactions other than those discussed in Notes H and J for the three years ended December 31, 1996 is as follows:


                                                          Shares             Proceeds
                         1994                            ---------         -----------
Warrants issued in 1990 and 1991 and exercised in 1994.     41,667         $    45,834
Private placement of common shares at
$5.00 per share........................................    618,000           3,090,000
$4.70 per share........................................    401,064           1,885,000
                                                         ---------         -----------
                                                         1,060,731         $ 5,020,834
                                                         =========         ===========
                         1995
None
                         1996
Public offering of shares @ $24.14, net of underwriters
  discount.............................................  3,225,000         $77,851,500
                                                         =========         ===========

Note H -- Acquisition and Subsequent Event

     TechTeam acquired 15% of the shares of WebCentric Communications, Inc. ("WebCentric") in September 1996 and the remaining 85% of the shares in January 1997. The transaction was structured as a cash and stock-for-stock exchange. Cash totaling $2,330,449 and 270,848 shares (valued at $3,995,183) of TechTeam's unrestricted and restricted common stock were issued. The purchase method of accounting was used to record the acquisition and $6,408,081 was recorded as goodwill.

Note I -- Related Party Transactions

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

Note J -- Stock Options

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:



                                        1996        1995
                                     ----------  ----------
Pro forma net income...............  $2,227,460  $2,237,901
Pro forma primary and fully diluted
    earnings per share.............       $0.18       $0.20

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

Note J -- Stock Options -- Continued

    A summary of the Company's stock option activity, and related information, follows:


                                                 Employees                     Directors                          Others
                        Total         ---------------------------      -------------------------      --------------------------
                        Shares         Shares             Price         Shares           Price          Shares         Price
                       --------       --------         ----------      --------       ----------       --------      ----------
Outstanding
  January 1, 1994..     953,250        563,250          0.59-4.82       235,000        0.59-4.82        155,000       0.59-3.00
  Granted..........     335,500        235,500          5.00-6.38       100,000             7.00             --
  Exercised........    (308,625)      (153,625)         0.59-2.88            --                        (155,000)      0.59-3.00
  Canceled.........     (22,500)       (22,500)         3.81-6.38            --                              --
                       --------       --------                         --------                        --------
Outstanding
  December 31, 1994     957,625        622,625          0.59-6.38       335,000        0.59-7.00             --              --
  Granted..........     338,000        338,000 (1)      4.50-5.31            --               --             --              --
  Exercised........    (418,500)      (233,500)         0.59-2.88      (185,000)            0.59             --              --
  Canceled.........    (208,000)      (208,000)(1)      4.50-6.38            --               --             --              --
                       --------       --------                         --------                        --------
Outstanding
  December 31, 1995     669,125        519,125          1.20-6.38       150,000        4.82-7.00             --              --
  Granted..........     657,000        522,000         5.00-25.75       135,000       5.00-25.75             --              --
  Exercised........    (289,100)      (259,100)         1.20-7.00       (30,000)       4.82-7.00             --              --
  Canceled.........    (117,500)       (57,500)        4.50-25.75       (60,000)            5.00             --              --
                       --------       --------                         --------                        --------
Outstanding
  December 31, 1996     919,525 (2)    724,525         2.00-25.75       195,000       4.82-25.75             --              --
                       ========       ========                         ========                        ========

--------------

  (1) In February 1995, the Company canceled 183,000 options at prices ranging from $5.00 to $6.38 and regranted them at $4.50.

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

Note K -- Stock Buy-Back Program

     In February, 1995, the Board of Directors of the Company authorized a stock buy-back program. The program provided for the open market purchase of up to $4,000,000 of the Company's common stock. The repurchase program terminated July 31, 1995 with 200,000 shares repurchased at a total cost of $907,008.

Note L -- Selected Quarterly Financial Data (Unaudited)

     Quarterly consolidated results of operations are summarized as follows:


                                                                     Quarter Ended
                                                 ------------------------------------------------------
                                                 March 31,    June 30,    September 30,   December 31,
                                                 ----------  -----------  -------------   -------------
                                                                                         (1996 Restated
                                                                                           - Note M)
1994
Revenues......................................   $6,826,655   $7,630,114    $ 8,027,097     $ 7,669,105
Income before tax provisions..................      462,465    1,199,772      1,099,303         610,384
Net income....................................      273,599      720,606        621,538         355,306
Earnings per share............................         0.03         0.07           0.06            0.03
1995
Revenues......................................   $8,427,595   $9,588,283    $10,555,833     $13,141,921
Income before tax provisions..................      908,662    1,264,894        676,675       1,227,072
Net income....................................      539,227      775,109        346,540         738,191
Earnings per share............................         0.05         0.07           0.03            0.07
1996
Revenues......................................  $14,407,611  $15,831,227    $18,390,472     $18,257,846
Income before tax provisions..................    1,491,731    1,772,156      1,666,692         427,310
Net income....................................      865,731    1,044,156        962,692          67,811
Earnings per share............................         0.08         0.09           0.08             0.0


     Quarterly earnings per share may not add to annual earnings per share because of rounding and new shares issued during the year.

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

Note M -- Restatement

     The Company has restated the previously issued 1996 financial statements. The restatement relates to: (1) Certain license fee revenue related to contemporaneous purchase / sale transactions between the Company and the licensees of its software products occurring in the fourth quarter of 1996. Those revenues have now been deferred and will be recognized as income in the future periods when the expenses of the related contemporaneous purchase / sale transactions are recognized. (2) Certain other adjustments. The following summarizes the net effect of these adjustments for the year ended December 31, 1996:




Revenues:
   As previously reported         $69,150,996
   As restated                     66,887,156

Earnings before income taxes:
   As previously reported          $8,019,331
   As restated                      5,357,889

Net earnings:
   As previously reported          $4,773,632
   As restated                      2,940,390

Earnings per common share
 shareholder:
   As previously reported               $0.38
   As restated                           0.23

Retained earnings at December 31:
   As previously reported         $10,856,604
   As restated                      9,023,362




Note N -- Acquisition of Compuflex

     On July 20, 1997, the Company acquired Compuflex Systems, Inc. ("Compuflex"). The Company acquired 98% of the issued and outstanding shares of Compuflex's common stock, in exchange for 509,034 shares of common stock of the Company at the ratio of 1 Company share for each 7.01 shares of Compuflex. The remaining 2% of the issued and outstanding shares of Compuflex were acquired for cash. The market value of the common stock and cash used in the acquisition approximated $8.5 million. Outstanding Compuflex stock options were converted into options to purchase 170,470 shares of the Company's common stock.

     Compuflex provides technical staffing services. This acquisition was accounted for as a pooling of interests. Concurrent with the filing of the Form 10-K/A, which includes these financial statements, the Company is filing a Form 8-K to present the Company's audited financial statements for each of the three years in the period ended December 31, 1996, as restated for the matter discussed in Note M and this pooling.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NATIONAL TECHTEAM, INC.




     Date:  December 19, 1997   By: /s/Lawrence A. Mills        Lawrence A. Mills
            -----------------      ---------------------        Senior Vice President,
                                                                Chief Financial Officer,
                                                                Treasurer and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 17, 1997.




/s/William F. Coyro Jr.                      Director, Chairman of the Board,
-------------------------------------------  Chief Executive Officer
William F. Coyro Jr.



/s/Kim A. Cooper                             Director
-------------------------------------------
Kim A. Cooper



/s/Wallace D. Riley                          Director
-------------------------------------------
Wallace D. Riley



/s/Richard G. Somerlott                      Director
-------------------------------------------
Richard G. Somerlott



/s/LeRoy H. Wulfmeier III                    Director
-------------------------------------------
LeRoy H. Wulfmeier III



/s/Karen J. Matheny                          Controller
-------------------------------------------
Karen J. Matheny (Chief Accounting Officer)

                              INDEX OF EXHIBITS

     All exhibits listed below that include a * indicate exhibits that are incorporated by reference. See the footnotes following the list of exhibits to locate those exhibits. All other exhibits are filed as part of this Form 10-K/A Report.

Exhibit                                                                                Page
Number       Exhibit                                                                  Number
-------      -------                                                                  ------
 10.1        Purchase Order dated August 4, 1988 by and between the Company             *1
             as Vendor and Ford Motor Company as Vendee for End User
             Computer Training Classes and User Assistance Services

 10.2        Purchase Order dated January 1, 1992 by and between the                    *3
             Company as Vendor and Ford Motor Company as Vendee for Agency
             Programmer Services

 10.3        Lease Agreement for office space in Southfield, Michigan known             *4
             as Suite 171, 17197 N. Laurel Park Drive between the Company and Eleven Inkster Associates dated September 29, 1993

 10.4        Lease Amendment for office space in Southfield, Michigan known             *4
             as Suite 171, 17197 N. Laurel Park Drive between the Company and Eleven Inkster Associates dated December 7, 1993

 10.5        Purchase Order dated November 6, 1986 by and between the                   *5
             Company as Vendor and Ford Motor Company as Vendee for Support
             Services, together with currently effective Amendment dated
             August 23, 1993.

 10.6        Lease Amendment for office space in Southfield, Michigan known             *5
             as Suite 171, 17197 N. Laurel Park Drive between the Company and Eleven Inkster Associates dated January 23, 1995

 10.7        Supplier Contract dated July 1, 1994 by and between the                    *5
             Company as Vendor and Geometric Results Incorporated (doing business as "PeopleNet") as Vendee for Personnel Services, together with currently effective Amendment dated February 6,
             1995

 10.8        Purchase Order dated March 23, 1995 by and between the Company             *6
             as Vendor and Ford Motor Company as Vendee for Support for
             Ford 2000, together with currently effective amendment dated
             February 23, 1996

 10.9        Agreement dated June 21, 1995 between the Company and                      *6
             Hewlett-Packard Company for Technical Support Assistance

 10.10       Lease for office space in Dallas, Texas known as Lyndon Plaza              *6
             between the Company and Dallas Lyndon Corporation dated August
             17, 1995

 10.11       Agreement dated September 15, 1995 between the Company and NBD             *6
             Bank for End User Computer Training

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
             Partnership dated November 27, 1995

Exhibit                                                                   Page
Number   Exhibit                                                         Number
-------  -------                                                         -------
 10.14   Currently effective Purchase Order Amendment dated January 6,     *6
         1996 by and between the Company as Vendor and Ford Motor
         Company as Vendee for End User Computer Training Classes and
         User Assistance Services

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

 10.20   Agreement dated May 30, 1996 between the Company and              *7
         Hewlett-Packard Company for technical phone support for H-P
         Advantage Center

 10.21   Purchase Order dated April 4, 1996 from Chrysler Corporation      *7
         to the Company for dealer support in France, Germany and
         Italy

 10.22   Agreement dated May 9, 1996 between United Parcel Service and     *7
         the Company for technical help desk support

 10.23   Agreement dated December 15, 1995 between Owens-Corning           *7
         Fiberglass Corporation and the Company for technical support

 10.24   Agreement dated March 5, 1996 between Price Waterhouse LLP        *7
         and the Company for help desk support

 10.25   Joint Venture Agreement dated July 26, 1996 between Paratel       *7
         N.V. and the Company

 10.26   Master Demand Business Loan Note in the principal amount of       *7
         $6,000,000 between the Company and NBD Bank dated June 17,
         1996

 10.27   Lease for office space in Dearborn, Michigan between the          *9
         Company and Dearborn Atrium Associates Limited Partnership
         dated November 18, 1996

 10.28   Agreement and Plan of Merger dated December 23, 1996 between      *8
         National TechTeam, Inc., TechTeam Training Inc., WebCentric
         Communications, Inc. and Daniel L. Kemp

 10.29   Master Purchase Agreement  between Capricorn Capital Group,     41 - 44
         Inc. and the Company dated March 28, 1997.

  11.    Statement re: Computation of per share earnings                   45

  27.    Financial Data Schedule




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

*5   Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

*6   Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

*7   Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-10687).

*8   Incorporated by reference to the Company's Form 8-K Report dated January 3, 1997.

*9   Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.