Form 10-Q/A
period 1997-03-31
NATIONAL TECHTEAM INC /DE/
filed 1997-12-30
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended:   March 31, 1997



[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                   For the transition period from ___ to ___

                         Commission file number 0-16284


                            NATIONAL TECHTEAM, INC.
                        (Name of issuer in its charter)


        DELAWARE                                         38-2774613
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                835 Mason Avenue, Dearborn, MI         48124
           ------------------------------------------------------
           (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code:   (313) 277-2277
                                                      ---------------

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

                          FORWARD LOOKING STATEMENTS

         This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
         Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in the forward-looking statements as a result of certain factors described herein and in other documents. Readers should pay particular attention to the portion of this report describing the amendment of the report to address the restatement of the Company's financial statements and should also carefully review the risk factors that are described in the documents the Company has filed and files, from time to time, with the Securities and Exchange Commission.



 AMENDED FILING OF FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 1997
    RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION



     On November 14, 1997 and on November 21, 1997, the Company announced that it was restating its results of operations for the fourth quarter 1996 and for the first two quarters of 1997 to (1) defer certain revenue previously recorded in those periods and to recognize that revenue as income in future periods when the expenses of certain related contemporaneous purchase/sale transactions are recognized; (2) address the impact of those restatements on subsequent quarters; (3) address certain compensation-related and other adjustments dealing with the accrual of payroll expenses and revenues; and (4) to include the accounts of Compuflex Systems, Inc., a company that was acquired by the Company in July, 1997 in a pooling-of-interests transaction. The financial statements included in this Form 10-Q/A do not include the accounts of Compuflex System, Inc.



     General information in the original Form 10-Q was presented as of the original filing date, or earlier, as indicated. Unless otherwise stated, such information has not been updated in this amended filing.



     Financial statement and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.

                            NATIONAL TECHTEAM, INC.

                                  FORM 10-Q/A

                                     INDEX
                                     -----



PART I - FINANCIAL INFORMATION                                             PAGE

ITEM 1.

Consolidated Statements of Operations (Unaudited)
  Three Months Ended
  March 31, 1997 and 1996                                                    3

Consolidated Statements of Financial Position (Unaudited)
  March 31, 1997 and December 31, 1996                                      4-5

Consolidated Statements of Cash Flows (Unaudited)
  Three Months Ended
  March 31, 1997 and 1996                                                    6

Notes to the Consolidated Financial Statements
(Unaudited) - March 31, 1997                                                7-8


ITEM 2.

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                             9-12


PART II - OTHER INFORMATION

ITEM 1.

Legal Proceedings                                                            12

ITEM 6.

Exhibits and Reports on Form 8-K                                             12

SIGNATURES                                                                   12

                         PART 1-- FINANCIAL INFORMATION
                         ITEM 1 -- FINANCIAL STATEMENTS


NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED


                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          --------------------------------
                                                           1997                    1996
                                                          --------              ----------
                                                         (Restated -
                                                          Note C)
REVENUES
   Call Center Services........................           $ 9,074,422          $ 6,828,350
                                                          -----------          -----------
   Corporate Computer Services
     Technical staffing........................             4,339,286            3,856,580
     Systems integration.......................             2,372,788            2,491,852
     Training programs.........................             1,443,196            1,224,776
                                                          -----------          -----------
   Total Corporate Computer Services...........             8,155,270            7,573,208
                                                          -----------          -----------
TOTAL REVENUES.................................            17,229,692           14,401,558
COST OF SERVICES DELIVERED.....................            15,108,284           11,246,884
                                                          -----------          -----------
GROSS PROFIT...................................             2,121,408            3,154,674
                                                          -----------          -----------
OTHER EXPENSES/(INCOME)
   Selling, general and administrative.........             3,197,269            1,647,884
   Interest expense............................                    --               24,390
   Interest income.............................              (723,598)              (9,331)
                                                          -----------          -----------
                                                            2,473,671            1,662,943
                                                          -----------          -----------
INCOME/(LOSS) BEFORE TAX PROVISIONS............              (352,263)           1,491,731
TAX PROVISIONS.................................                17,200              626,000
                                                          -----------          -----------
NET INCOME/(LOSS)..............................           $  (369,463)         $   865,731
                                                          ===========          ===========
PRIMARY AND FULLY DILUTED EARNINGS PER SHARE              $    (0.02)          $      0.08
                                                          ===========          ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
AND COMMON SHARE EQUIVALENTS OUTSTANDING
   Primary.....................................            15,475,000           11,339,612
   Fully diluted...............................            15,475,000           11,339,612


See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED



                                                                         MARCH 31,    DECEMBER 31,
ASSETS                                                                     1997          1996
                                                                        ----------    ------------
CURRENT ASSETS                                                            (Restated - Note C)
  Cash and cash equivalents.........................................    $ 46,736,449  $ 46,771,797
  Securities available-for-sale.....................................      23,309,753    27,169,703
  Accounts receivable (less allowances of $292,253 at
    March 31, 1997 and $225,000 at December 31, 1996)...............      22,586,220    22,269,087
  Refundable income tax.............................................         359,061     1,413,461
  Inventories.......................................................         690,981       647,565
  Advances to vendors...............................................       2,300,000       500,000
  Other.............................................................         524,425       622,865
                                                                        ------------  ------------
                                                                          96,506,889    99,394,478
                                                                        ------------  ------------
PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
  Office furniture and equipment....................................      14,205,987    12,214,673
  Purchased software................................................       1,914,809     1,742,007
  Leasehold improvements............................................       1,582,125     1,380,140
  Transportation equipment..........................................         213,591       192,907
                                                                        ------------  ------------
                                                                          17,916,512    15,529,727
  Less -- Accumulated depreciation and amortization.................       6,102,976     5,101,211
                                                                        ------------  ------------
                                                                          11,813,536    10,428,516
                                                                        ------------  ------------
OTHER ASSETS
  Goodwill (less accumulated amortization of $920,693 at
    March 31, 1997 and $551,081 at December 31, 1996)...............       6,793,356     1,509,437
  Investment in WebCentric..........................................              --       804,516
  Deferred income taxes.............................................       1,794,387       609,187
  Accounts receivable -- long term..................................       1,977,566            --
  Other.............................................................         309,513       319,171
                                                                        ------------  ------------
                                                                          10,874,822     3,167,334
                                                                        ------------  ------------
TOTAL ASSETS........................................................    $119,195,247  $113,065,305
                                                                        ============  ============


See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED


                                                             MARCH 31,       DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                           1997             1996
                                                             ---------       ------------
CURRENT LIABILITIES                                             (Restated - Note C)
  Accounts payable....................................    $  3,685,911      $  4,074,363
  Accrued payroll, related taxes and withholdings            2,280,803         3,554,512
  Deferred income tax.................................         189,343           189,343
  Deferred revenues and unapplied receipts............         808,416           255,940
  Accrued expenses and taxes..........................         708,543           874,329
  Other...............................................              --           141,072
                                                          ------------      ------------
                                                             7,673,016         9,089,559
                                                          ------------      ------------
LONG-TERM LIABILITIES
  Deferred Foundation Platform license fees..........        5,535,990         2,050,000
  Minority interest..................................           46,723            74,647
                                                          ------------      ------------
                                                             5,582,713         2,124,647
                                                          ------------      ------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01
    Authorized -- 5,000,000 shares
    None issued
  Common stock, par value $.01
    Authorized -- 45,000,000 shares
    Issued:
          15,331,039 shares at March 31, 1997........          153,310
          15,008,291 shares at December 31, 1996.....                            150,083
  Additional paid-in capital.........................       97,838,964        93,415,402
  Retained earnings..................................        8,653,898         9,023,362
                                                          ------------      ------------
  Total..............................................      106,646,172       102,588,847
  Less -- Treasury stock (154,986 shares at
    March 31, 1997 and 161,983 shares at
    December 31, 1996)...............................          706,654           737,748
                                                          ------------      ------------
  Total shareholders' equity.........................      105,939,518       101,851,099
                                                          ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........     $119,195,247      $113,065,305
                                                          ============      ============


See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED



                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                               ---------------------------------
                                                                                  1997                   1996
                                                                               -----------            ----------
OPERATING ACTIVITIES                                                       (Restated - Note C)
 Net income/(Loss)...........................................................      $(369,464)          $ 865,731
 Adjustments to reconcile net income to net cash provided by/(used in)
 operating activities:
   Depreciation and amortization.............................................      1,554,445             577,001
   Provision for uncollectible accounts receivable...........................         67,253              48,165
   Provision for deferred income taxes.......................................     (1,185,200)                 --
   Deferred Foundation Platform license fees.................................      3,485,990                  --
   Long-term accounts receivable from customer...............................     (1,977,566)                 --
   Treasury stock contributed to 401(k) plan.................................         31,094              63,579
   Minority interest in net loss of subsidiary...............................        (27,924)                 --
   Changes in current assets and liabilities:
     Accounts receivable.....................................................       (379,921)         (2,490,925)
     Inventories.............................................................        (43,416)            341,211
     Advances to vendors.....................................................     (1,800,000)                 --
     Other current assets....................................................        122,818             (46,573)
     Accounts payable........................................................       (450,162)            (66,687)
     Accrued payroll, related taxes and withholdings.........................     (1,300,807)           (637,778)
     Federal income tax......................................................      1,054,400             308,000
     Deferred revenues and unapplied receipts................................        552,476             756,574
     Accrued expenses and taxes..............................................       (165,786)                 --
     Other current liabilities...............................................       (141,072)             31,757
                                                                                 -----------         -----------
   Net cash (used in) operating activities...................................       (972,842)           (249,945)
                                                                                 -----------         -----------
INVESTING ACTIVITIES
  Purchases of property, equipment and software..............................     (1,680,043)         (1,144,235)
  Development of training manuals............................................       (246,547)            (68,074)
  Proceeds from sale of securities available-for-sale........................      3,859,950                  --
  Cash paid in conjunction with purchase of WebCentric, net
    of cash acquired ........................................................     (1,445,086)                 --
  Other assets -- net........................................................         17,614             (62,655)
                                                                                 -----------         -----------
   Net cash provided by/(used in) investing activities.......................        505,888          (1,274,964)
                                                                                 -----------         -----------
FINANCING ACTIVITIES
  Proceeds from long-term borrowings.........................................             --             480,212
  Proceeds from issuance of common stock.....................................        431,606               2,319
  Payments on long-term borrowings...........................................             --             (36,264
                                                                                 -----------         -----------
   Net cash provided by financing activities.................................        431,606             446,267
                                                                                 -----------         -----------
   Increase/(decrease) in cash and cash equivalents..........................        (35,348)         (1,078,642)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................     46,771,797           1,717,543
                                                                                 -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................    $46,736,449         $   638,901
                                                                                 ===========         ===========


See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The financial statements included herein have been restated to reflect the correction of previously issued financial statements discussed in Note C. The financial statements included herein do not reflect the acquisition of Compuflex Systems, Inc. which was acquired on July 30, 1997 in a transaction accounted for as a pooling of interests. Accordingly, the accompanying financial statements (pre pooling) are no longer considered to be prepared in conformity with generally accepted accounting principles. The Company's September 30, 1997 Form 10-Q included unaudited financial statements (post pooling) of the combined entity for the three-month and nine-month periods ended September 30, 1997 and 1996. The financial statements for the year ended December 31, 1996 (pre-pooling) included in this Annual Report of this Company on Form 10-K/A and the financial statements for the year ended December 31, 1996 (post pooling) included in Form 8-K filed December 19, 1997 contain additional information and should be read in conjunction with this report.


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

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from major clients were as follows:



                                               1997                                        1996
                                               ----                                        ----
                                     Amount      Percent of Total                Amount     Percent of Total
                                     ------      ----------------                ------     ----------------
Three Months Ended March 31
Hewlett-Packard Company           $5,096,036         29.6%                     $4,458,713         31.0%
Ford Motor Company                 3,760,760         21.8                       4,534,356         31.5
Chrysler Corporation               2,136,844         12.4                       1,190,982          8.3
United Parcel Service              1,336,317          7.8                              --           --


NOTE C -- RESTATEMENTS

Correction of Previously Issued Financial Statements

The Company has restated the previously issued fourth quarter 1996 and first and second quarter 1997 financial statements. The restatements relate to: (1) Certain license fee revenues related to contemporaneous purchase/sale transactions between the Company and the licensees of its software products occurring in the fourth quarter 1996 and first quarter 1997. Those revenues have now been deferred and will be recognized as income in future periods when the expenses of the related contemporaneous purchase/sale transactions are recognized. (2) The impact of the restatements described in (1) on subsequent quarters. (3) Certain other adjustments. The following summarizes the net effect of these adjustments on the three-month period ended March 31, 1997:



                                       Three Months Ended
                                          March 31, 1997
Revenues:
 As previously reported                   $20,715,682
 As restated                               17,229,692

Net income/(loss):
 As previously reported                   $ 1,817,827
 As restated                                 (369,463)

Net income/(loss) per share:
 As previously reported                   $      0.12
 As restated                                    (0.02)



NOTE D -- RECENT PRONOUNCEMENT OF THE FINANCIAL ACCOUNTING STANDARDS BOARD


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

     The Company originally commenced operations as a value added reseller of computer hardware and software that also provided training for its computer products. During the late 1980's, the Company added IT staffing and systems integration services as a complement to its existing training business. In 1993, as a result of the Company's growing expertise in providing IT staffing of on-site help desks, TechTeam entered the call center industry. Today, the Company's IT outsourcing services cover a broad range of IT, including planning, design, implementation and support. Although the Company's services are complementary, TechTeam has divided its service offerings into two divisions, Call Center Services and Corporate Computer Services (technical staffing, systems integration and training programs). Revenues from all service offerings are recognized as services are performed.


     Call Center Services consist of international telephone support for end-users of computer hardware, software products and services. Call Center Services are billed on a fee per call, fee per time spent on calls or per agent basis, each as negotiated with clients. Under the terms of certain Call Center Services contracts, clients are required to pay certain amounts at the commencement of the contract, which payments are non-refundable and as to which the Company has no further service obligation. Amounts billed under this provision of such contracts aggregated $618,100 for the three and nine month periods ended September 30, 1996. The Company has recognized these amounts as revenues when they are billed. Absent unusual circumstances, in the future the Company expects to negotiate these contracts so that the revenues are recognized over the life of the contract. The Company has also licensed customers to use its Foundation Platform, a software product developed by the
Company's wholly-owned subsidiary, WebCentric Communications, Inc.   Revenues
from these licenses are recognized either: (1) On a usage basis, when the licenses are granted in connection with on-going services; or (2) In those instances where the license was granted in connection with a contemporaneous purchase, as the expenses of the transaction are recognized.



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

     The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:


                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ---------------------
                                                                          1997         1996
                                                                          ----         ----
                                                                      (Restated -
                      Revenues                                           Note C)
                       Call Center Services..................             52.7%         47.4%
                                                                         -----         -----
                       Corporate Computer Services
                          Technical staffing.................             25.1          26.8
                          Systems integration................             13.8          17.3
                          Training programs..................              8.4           8.5
                                                                         -----         -----
                        Total Corporate Computer Services....             47.3          52.6
                                                                         -----         -----
                      Total revenues.........................            100.0         100.0
                      Cost of services delivered.............             87.7          78.1
                                                                         -----         -----
                      Gross profit...........................             12.3          21.9
                                                                         -----         -----
                      Other expenses/(income)
                        Selling, general and administrative               18.5          11.4
                        Interest expense.....................               --           0.2
                        Interest income......................             (4.2)         (0.1)
                                                                         -----         -----
                                                                          14.3          11.5
                                                                         -----         -----
                      Income before tax provisions...........             (2.0)         10.4
                      Tax provisions.........................             (0.1)          4.4
                                                                         -----         -----
                      Net income/(loss)......................             (2.1)%         6.0%
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

Comparative Performance -- First Quarter 1997 versus First Quarter 1996

     National TechTeam earned a net loss of $369,463, or $0.02 loss per share, for the first quarter 1997 as compared to a net income of $865,731 or $0.08 per share, for the first quarter 1996.

     Revenues -- National TechTeam's total revenues increased by $2,828,134 in the first quarter 1997 to $17,229,692, a 19.6% increase over revenues in the first quarter 1996. Changes in revenues resulted from the following:

           Call Center Services -- Revenues from Call Center Services increased by $2,246,072 in the first quarter 1997. This was a 32.9% increase over Call Center Services revenues in the first quarter 1996. The increase was due to an increase to 41 contracts in place at March 31, 1997 compared to the 18 contracts at March 31, 1996.

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


     Cost of services delivered -- The cost of services delivered increased by $3,861,400 in the first quarter 1997. This was a 34.3% increase over the cost of services delivered in the first quarter 1996. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 87.7% and 78.1% of revenues in 1997 and 1996, respectively. The increase of these rates is attributable to costs incurred in the development of the Company's Foundation Platform and increased costs associated with establishing infrastructure to support the expected future growth of the Company.



     Selling, general and administrative -- Selling, general and administrative expenses increased by $1,549,385 in the first quarter 1997. This was a 94.0% increase over selling, general and administrative expenses in the first quarter 1996. The increase was due principally to compensation costs for an increased number of sales and administrative personnel, statutory and other benefits associated with such personnel, facility and equipment costs, and other indirect costs needed to support the growth of the Company. These expenses were 18.5% of revenues in 1997 compared with 11.4% of revenues in 1996. This increase was due primarily to expansion of National TechTeam's sales and internal management information systems staffs to support the growth of the Company.



     Interest income -- Commencing in October 1996, National TechTeam began earning significant amounts of interest income on cash generated by the 1996 public stock offering. For the first three months of 1997, interest income was $723,598, which reduced the pre-tax loss to $(352,263).



     Tax provisions -- TechTeam recognized $143,800 of Federal income tax benefit in the first quarter 1997, resulting in an effective tax rate of 28.0% compared to an effective tax rate of 35.1% for 1996. This benefit is less than the statutory rate of 34% due to the amortization of goodwill.
The Michigan Single Business Tax in the first quarter 1997 was
$161,000, with an effective tax rate of 45.7% compared to an effective tax rate of 10.5% in the first quarter 1996. These taxes are tied more closely to revenues than net income. This inflates the effective tax rate when income is lower.


LIQUIDITY AND CAPITAL RESOURCES

     Indicators of the Company's financial strength are summarized below:


                                                                   MARCH 31,         DECEMBER 31,
                                                                     1997               1996
                 Working capital.............................  $ 88,833,873       $ 90,304,919
                 Current ratio...............................          12.6               10.9
                 Debt as a percentage of total capitalization           0.0%               0.0%
                 Shareholders' equity........................  $105,939,518       $101,851,099


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


     ITEM 1 - Legal Proceedings


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



       (a)   Exhibits -
             11. Computation of Earnings Per Share
             27. Financial Data Schedule

       (b)   Reports on Form 8-K:

             A Form 8-K report was filed by the Company on January 17, 1997 covering the Company's acquisition of WebCentric Communications, Inc..



     The financial statements for the year ended December 31, 1996 (pre-pooling) included in this Annual Report of this Company on Form 10-K/A and the financial statements for the year ended December 31, 1996 (post pooling) included in Form 8-K filed December 19, 1997, contain additional information and should be read in conjunction with this report.





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


                                                National TechTeam, Inc.
                                                -----------------------
                                                       (Registrant)



  Date: December 19, 1997                       By:  /s/William F. Coyro Jr.
                                                     -----------------------
                                                     William F. Coyro Jr.
                                                     Chairman of the Board and
                                                     Chief Executive Officer


  Date: December 19, 1997                       By:  /s/Lawrence A. Mills
                                                     ---------------------
                                                     Lawrence A. Mills
                                                     Senior Vice President,
                                                     Chief Financial Officer,
                                                     Treasurer and Secretary

                              INDEX TO EXHIBITS



EXHIBIT NO.             DESCRIPTION
-----------             -----------
    11                  Computation of Earnings per share
    27                  Financial Data Schedule