Form 10-Q/A
period 1997-06-30
NATIONAL TECHTEAM INC /DE/
filed 1997-12-30
CIK 805054

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
                       ------------------------------
                       (Name of issuer in its charter)


       DELAWARE                                                     38-2774613
-------------------------------             ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

               835 Mason Street, Suite 200, Dearborn, MI 48124
             ----------------------------------------------------
             (Address of principal executive offices) (Zip Code)



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



 AMENDED FILING OF FORM 10-Q FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 1997
    RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION



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

                           NATIONAL TECHTEAM, INC.

                                 FORM 10-Q/A

                                    INDEX





PART I - FINANCIAL INFORMATION                                          PAGE
------------------------------

ITEM 1.

     Consolidated Statements of Operations (Unaudited)
       Three and Six Months Ended
       June 30, 1997 and 1996                                          3

Consolidated Statements of Financial Position (Unaudited)
       June 30, 1997 and December 31, 1996                           4-5

Consolidated Statements of Cash Flows (Unaudited)
       Six Months Ended
       June 30, 1997 and 1996                                          6

Notes to the Consolidated Financial Statements
       (Unaudited) - June 30, 1997                                   7-8


ITEM 2.

Management's Discussion and Analysis of
       Financial Condition and Results of Operations                9-13


PART II - OTHER INFORMATION
---------------------------

ITEM 1.

Legal Proceedings                                                     13

ITEM 6.

Exhibits and Reports on Form 8-K                                      13

SIGNATURES                                                            13

                       PART 1-- FINANCIAL INFORMATION
                       ITEM 1 -- FINANCIAL STATEMENTS


NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED






                                                Three Months Ended                      Six Months Ended
                                                    June 30,                               June 30,
                                               -----------------------                -------------------
                                               1997             1996                  1997          1996
                                               -----           -----                  ----          ----
Revenues                                      (Restated -                           (Restated -
                                                Note C)                               Note C)
  Call Center Services                        $  8,779,620    7,558,569           $17,854,042    $14,386,919
                                               -----------   ----------           -----------    -----------
  Corporate Computer Services
    Technical staffing                           5,070,343    3,845,441             9,409,629      7,702,021
    Systems integration                          2,852,210    2,511,436             5,224,998      5,003,288
    Training programs                            1,860,837    1,915,781             3,304,033      3,140,557
                                               -----------   ----------           -----------    -----------
  Total Corporate Computer Services              9,783,390    8,272,658            17,938,660     15,845,866
                                               -----------   ----------           -----------    -----------
Total revenues                                  18,563,010   15,831,227            35,792,702     30,232,785
Cost of services delivered                      15,417,826   11,990,965            30,526,110     23,237,849
                                               -----------   ----------           -----------    -----------
Gross profit                                     3,145,184    3,840,262             5,266,592      6,994,936
                                               -----------   ----------           -----------    -----------
Other expenses/(income)
   Selling, general and administrative           3,550,080    2,052,490             6,747,349      3,700,374
   Interest expense                                     --       21,271                    --         45,661
   Interest income                                (712,995)      (5,655)           (1,436,593)       (14,986)
                                               -----------   ----------           -----------    -----------
                                                 2,837,085    2,068,106             5,310,756      3,731,049
                                               -----------   ----------           -----------    -----------
Income/(loss) before tax provisions                308,099    1,722,156               (44,164)     3,263,887
Tax provisions                                     193,000      728,000               210,200      1,354,000
                                               -----------   ----------           -----------    -----------
Net income/(loss)                              $   115,099   $1,044,156           $  (254,364)   $ 1,909,887
                                               ============  ==========           ===========    ===========
Primary and fully diluted earnings per share   $      0.01   $     0.09           $     (0.02)   $      0.17
                                               ============  ==========           ===========    ===========
Weighted average number of common shares
and common share equivalents outstanding
   Primary                                      15,482,926   11,722,525            15,478,963     11,531,069
   Fully diluted                                15,490,766   11,754,737            15,478,963     11,541,861

See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED




                                                       June 30,            December 31,
ASSETS                                                  1997                  1996
                                                       --------            ------------
Current assets                                             (Restated - Note C)
  Cash and cash equivalents                           $ 43,326,359         $ 46,771,797
  Securities available-for-sale                         24,045,155           27,169,703
  Accounts receivable (less allowances
    of $373,368 at June 30, 1997 and
    $225,000 at December 31, 1996)                      22,575,381           22,269,087
  Refundable income tax                                  1,295,848            1,413,461
  Inventories                                              644,094              647,565
  Advances to vendors                                    2,300,000              500,000
  Other                                                    449,534              622,865
                                                      ------------         ------------
                                                        94,636,371           99,394,478
                                                      ------------         ------------
Property, equipment and purchased software
  Office furniture and equipment                        15,523,783           12,214,673
  Purchased software                                     2,248,617            1,742,007
  Leasehold improvements                                 1,625,331            1,380,140
  Transportation equipment                                 240,767              192,907
                                                      ------------         ------------
                                                        19,638,498           15,529,727
  Less -- Accumulated depreciation and amortization      7,033,318            5,101,211
                                                      ------------         ------------
                                                        12,605,180           10,428,516
                                                      ------------         ------------
Other assets
  Goodwill (less accumulated amortization of
    $1,217,642 at June 30, 1997 and
    $551,081 at December 31, 1996)                       6,616,831            1,509,437
  Investment in WebCentric                                      --              804,516
  Deferred income taxes                                  1,756,287              609,187
  Accounts receivable -- long term                       2,019,788                   --
  Other                                                    455,536              319,171
                                                      ------------         ------------
                                                        10,848,442            3,242,311
                                                      ------------         ------------
Total assets                                          $118,089,993         $113,065,305
                                                      ============         ============


See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED




                                                           June 30,            December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                        1997                   1996
                                                          ---------            ------------
Current liabilities                                          (Restated - Note C)
  Accounts payable                                       $  1,520,646         $  4,074,363
  Accrued payroll, related taxes and withholdings           3,217,712            3,554,512
  Deferred income tax                                         189,343              189,343
  Deferred revenues and unapplied receipts                    617,359              255,940
  Accrued expenses and taxes                                  554,680              874,329
  Other                                                            --              141,072
                                                         ------------         ------------
                                                            6,099,740            9,089,559
                                                         ------------         ------------
Long-term liabilities
  Deferred Foundation Platform license fees                 5,423,805            2,050,000
  Minority interest                                            29,844               74,647
                                                         ------------         ------------
                                                            5,453,649            2,124,647
                                                         ------------         ------------
Shareholders' equity
  Preferred stock, par value $.01
     Authorized -- 5,000,000 shares
     None issued
  Common stock, par value $.01
     Authorized -- 45,000,000 shares
     Issued:
          15,401,799 shares at June 30, 1997                  154,018
          15,008,291 shares at December 31, 1996                                   150,083
  Additional paid-in capital                               98,290,880           93,415,402
  Retained earnings                                         8,768,998            9,023,362
                                                         ------------         ------------
  Total                                                   107,213,896          102,588,847
  Less -- Treasury stock (148,392 shares
     at June 30, 1997 and 161,983 shares
     at December 31, 1996)                                    677,292              737,748
                                                         ------------         ------------
  Total shareholders' equity                              106,536,604          101,851,099
                                                         ------------         ------------
Total liabilities and shareholders' equity               $118,089,993         $113,065,305
                                                         ============         ============


See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED


                                                                                Six Months Ended
                                                                                    June 30,
                                                                             ------------------------
                                                                             1997                1996
                                                                             ----                ----
Operating activities                                                            (Restated - Note C)
  Net income / (loss)                                                   $   (254,364)         $1,909,887
  Adjustments to reconcile net income to net cash provided
    by/(used in) operating activities:
      Depreciation and amortization                                        2,827,455           1,111,358
      Provision for uncollectible accounts receivable                        148,368              79,569
      Deferred Foundation Platform license fees                            3,373,805                  --
      Long-term accounts receivable from customer                         (2,019,788)                 --
      Treasury stock contributed to 401(k) plan                               60,456             101,614
      Provision for deferred income tax                                   (1,147,100)                 --
      Minority interest in net loss of subsidiary                            (44,803)                 --
      Changes in current assets and liabilities:
        Accounts receivable                                                 (450,197)         (2,400,919)
        Inventories                                                            3,471              75,400
        Advances to vendors                                               (1,800,000)                 --
        Other current assets                                                 197,709             (86,443)
        Accounts payable                                                  (2,615,427)            653,780
        Accrued payroll, related taxes and withholdings                     (363,898)            291,138
        Federal income tax                                                   117,613            (109,000)
        Deferred revenues and unapplied receipts                             361,419             260,338
        Accrued expenses and taxes                                          (319,649)                 --
        Other current liabilities                                           (141,072)             98,286
                                                                         -----------         -----------
      Net cash provided by/(used in) operating activities                 (2,066,002)          1,985,008
                                                                         -----------         -----------
Investing activities
  Purchases of property, equipment and software                           (3,309,675)         (2,552,167)
  Development of training manuals                                           (284,767)            (49,001)
  Proceeds from sale of securities available-for-sale                      3,124,548                 --
  Cash paid in conjunction with acquisitions, net of cash acquired        (1,645,086)                --
  Loss from sales of property and equipment and other assets                 (29,024)                --
  Other assets -- net                                                        (69,659)            (63,211)
                                                                         -----------         -----------
      Net cash (used in) investing activities                             (2,213,663)         (2,664,379)
                                                                         -----------         -----------
Financing activities
  Proceeds from long-term borrowings                                              --             480,212
  Proceeds from issuance of common stock                                     834,227             222,619
  Payments on long-term borrowings                                                --             (79,542)
                                                                         -----------         -----------
      Net cash provided by financing activities                              834,227             623,289
                                                                  -      -----------         -----------
      (Decrease) in cash and cash equivalents                             (3,445,438)            (56,082)
Cash and cash equivalents at beginning of period                          46,771,797           1,717,543
                                                                  -      -----------         -----------
Cash and cash equivalents at end of period                        $       43,326,359         $ 1,661,461
                                                                  =      ===========         ===========
See accompanying notes.


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

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from major clients were as follows:



                                          1997                               1996
                                          ----                               ----
                                Amount       Percent of Total       Amount      Percent of Total
                                ------       ----------------       ------      ----------------
Three Months Ended June 30,
---------------------------
Hewlett-Packard Company        $ 4,871,420         26.2%           $5,214,133         32.9%
Ford Motor Company               3,877,079         20.9             4,039,155         25.5
Chrysler Corporation             2,321,759         12.5             1,483,806          9.4
United Parcel Service            1,466,799          7.9                13,000          0.1



                                          1997                               1996
                                          ----                               ----
                                Amount       Percent of Total       Amount      Percent of Total
                                ------       ----------------       ------      ----------------
Six Months Ended June 30,
-------------------------
Hewlett-Packard Company        $9,967,456           27.8%          $9,672,846        32.0%
Ford Motor Company              7,637,839           21.3            8,573,511        28.4
Chrysler Corporation            4,458,603           12.5            2,624,788         8.7
United Parcel Service           2,803,116            7.8               13,000         0.0


NOTE C -- RESTATEMENTS

Correction of Previously Issued Financial Statements

The Company has restated the previously issued fourth quarter 1996 and first and second quarter 1997 financial statements. The restatements relate to: (1) Certain license fee revenues related to contemporaneous purchase/sale transactions between the Company and the licensees of its software products occurring in the fourth quarter 1996 and first quarter 1997. Those revenues have now been deferred and will be recognized as income in future periods when the expenses of the related contemporaneous purchase/sale transactions are recognized. (2) The impact of the restatements described in (1) on subsequent quarters. (3) Certain other adjustments. The following summarizes the net effect of these adjustments on the three and six-month periods ended June 30, 1997:



                                                Three Months Ended          Six Months Ended
                                                   June 30, 1997             June 30, 1997
Revenues:
 As previously reported                            $18,450,825               $39,166,507
 As restated                                        18,563,010                35,792,702

Net income/(loss):
 As previously reported                            $    79,766               $ 1,897,593
 As restated                                           115,099                  (254,364)
Net income/(loss) per share:
As previously reported                             $      0.01               $      0.12
 As restated                                              0.01                     (0.02)



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

Op

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


Call Center Services consist of international telephone support for end-users of computer hardware, software products and services. Call Center Services are billed on a fee per call, fee per time spent on calls or per agent basis, each as negotiated with clients. Under the terms of certain Call Center Services contracts, clients are required to pay certain amounts at the commencement of the contract, which payments are non-refundable and as to which the Company has no further service obligation. Amounts billed under this provision of such contracts aggregated $618,100 for the three and six month periods ended June 30, 1996. The Company has recognized these amounts as revenues when they are billed. Absent unusual circumstances, in the future the Company expects to negotiate these contracts so that the revenues are recognized over the life of the contract. The Company has also licensed customers to use its Foundation Platform, a software product developed by the Company's wholly-owned subsidiary, WebCentric Communications, Inc. Revenues from these licenses are recognized either; (1) On a usage basis, when the licenses are granted in connection with on-going services; or (2) In those instances where the license was granted in connection with a contemporaneous purchase, as the expenses of the transaction are recognized.


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

The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:



                                         Three Months Ended                          Six Months Ended
                                              June 30,                                    June 30,
                                     -------------------------                  --------------------------
                                     1997                1996                   1997                  1996
                                     ----                ----                   ----                  ----
Revenues                             (Restated -                              (Restated -
                                      Note C)                                   Note C)
  Call Center Services                 47.3%             47.7%                  49.9%                 47.6%
                                    -------           -------                 ------                ------
  Corporate Computer Services
    Technical staffing                 27.3              24.3                   26.3                  25.5
    Systems integration                15.4              15.9                   14.6                  16.5
    Training programs                  10.0              12.1                    9.2                  10.4
                                    -------           -------                 ------                ------
  Total Corporate Computer Services    52.7              52.3                   50.1                  52.4
                                    -------           -------                 ------                ------
Total revenues                        100.0             100.0                  100.0                 100.0
Cost of services delivered             83.1              75.7                   85.3                  76.9
                                    -------           -------                 ------                ------
Gross profit                           16.9              24.3                   14.7                  23.1
                                    -------           -------                 ------                ------
Other expenses/(income)
  Selling, general and administrative  19.1              13.0                   18.8                  12.2
  Interest expense                       --               0.1                     --                   0.1
  Interest income                      (3.8)               --                   (4.0)                   --
                                    -------           -------                 ------                ------
                                       15.3              13.1                   14.8                  12.3
                                    -------           -------                 ------                ------
  Income before tax provisions          1.6              11.2                   (0.1)                 10.8
  Tax provisions                        1.0               4.6                    0.6                   4.5
                                    -------           -------                 ------                ------
  Net income/(loss)                     0.6%              6.6%                  (0.7)%                 6.3%
                                    =======           =======                 ======                ======



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

Comparative Performance -- Second Quarter 1997 versus Second Quarter 1996

   National TechTeam earned net income of $115,099, or $0.01 per share, for the second quarter 1997 as compared to a net income of $1,044,156 or $0.09 per share, for the second quarter 1996.

   Revenues -- National TechTeam's total revenues increased by $2,731,783 in the second quarter 1997 to $18,563,010, a 17.3% increase over revenues in the second quarter 1996. Changes in revenues resulted from the following:

               Call Center Services -- Revenues from Call Center Services increased by $1,221,051 in the second quarter 1997. This was a 16.2% increase over Call Center Services revenues in the second quarter 1996. The increase was due to an increase to 45 contracts in place at June 30, 1997 compared to the 20 contracts at June 30, 1996.

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


         Cost of services delivered -- The cost of services delivered increased by $3,426,861 in the second quarter 1997. This was a 28.6% increase over the cost of services delivered in the second quarter 1996. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 83.1% and 75.7% of revenues in 1997 and 1996, respectively. The increase in these rates is attributable to costs incurred in the development of the Company's Foundation Platform and those related to the start-up of new projects that have not yet commenced.

        Selling, general and administrative -- Selling, general and administrative expenses increased by $1,497,590 in the second quarter 1997. This was a 73% increase over selling, general and administrative expenses in the second quarter 1996. The increase was due principally to compensation costs for an increased number of sales and administrative personnel, statutory and other benefits associated with such personnel, facility and equipment costs, and other indirect costs needed to support the growth of the Company. These expenses were 19.1% of revenues in 1997 compared with 13.0% of revenues in 1996. This increase was due primarily to expansion of National TechTeam's administrative infrastructure to support the growth of the Company.

        Interest income -- Commencing in October 1996, National TechTeam began earning significant amounts of interest income on cash generated by the 1996 public stock offering. For the three months ended June 30, 1997 interest income was $712,995 which increased pre-tax earnings to $308,099.

        Tax provisions -- TechTeam recognized $33,400 of Federal income tax in the second quarter 1997, resulting in an effective tax rate of 7.1% compared to an effective tax rate of 35.5% for 1996. The Federal effective tax rate is lower in 1997 due to investments in tax exempt securities. The state income and business taxes in the second quarter 1997 was $159,600, with an effective tax rate of 51.8% compared to an effective tax rate of 9.3% in the second quarter 1996. These taxes are tied more closely to revenues than net income. This inflates the effective tax rate when income is lower.


        Comparative Performance -- First Six Months 1997 versus First Six Months 1996


        National TechTeam earned a net loss of $254,364, or $0.02 loss per share, for the first six months 1997 as compared to a net income of $1,909,887 or $0.17 per share, for the first six months 1996.

        Revenues -- National TechTeam's total revenues increased by $5,559,917 in the first six months 1997 to $35,792,702, a 18.4% increase over revenues in the first six months 1996. Changes in revenues resulted from the following:

                Call Center Services -- Revenues from Call Center Services increased by $3,467,123 in the first six months 1997. This was a 24.1% increase over Call Center Services revenues in the first six months 1996. The increase was due to an increase to 45 contracts in place at June 30, 1997 compared to the 20 contracts at June 30, 1996.

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


         Cost of services delivered -- The cost of services delivered increased by $7,288,261 in the first six months 1997. This was a 31.4% increase over the cost of services delivered in the first six months 1996. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 85.3% and 76.8% of revenues in 1997 and 1996, respectively. The increase in these rates is attributable to costs incurred in the development of the Company's Foundation Platform and those related to the start-up of new projects that have not yet commenced.

        Selling, general and administrative -- Selling, general and administrative expenses increased by $3,046,975 in the first six months 1997. This was a 81.3% increase over selling, general and administrative expenses in the first six months 1996. The increase was due principally to compensation costs for an increased number of sales and administrative personnel, statutory and other benefits associated with such personnel, facility and equipment costs, and other indirect costs needed to support the growth of the Company. These expenses were 18.8% of revenues in 1997 compared with 12.3% of revenues in 1996. This increase was due primarily to expansion of National TechTeam's administrative infrastructure to support the growth of the Company.

        Interest income -- Commencing in October 1996, National TechTeam began earning significant amounts of interest income on cash generated by the 1996 public stock offering. For the first six months of 1997, interest income was $1,436,593 compared to a pre-tax loss of $44,164.

        Tax provisions -- TechTeam recognized a Federal income tax credit of $97,400 in the first six months 1997, resulting in an effective tax rate of 27.7% compared to an effective tax rate of 35.1% for 1996. The Federal effective tax rate is lower in 1997 due to investments in tax exempt securities. The state income and business taxes in the first six months 1997 was $307,600, with an effective tax rate of 696.5% compared to an effective tax rate of 9.9% in the first six months 1996. These taxes are tied more closely to revenues than net income. This inflates the effective tax rate when income is lower.



Liquidity and Capital Resources


        Indicators of the Company's financial strength are summarized below:


                                                       June 30,          December 31,
                                                        1997               1996
                                                      ---------         ------------
  Working capital                                    $ 88,536,631       $ 90,304,919
  Current ratio                                              15.5               10.9
  Debt as a percentage of total capitalization                0.0%               0.0%
  Shareholders' equity                               $106,536,604       $101,851,099


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

        In the first quarter 1997, National TechTeam signed an agreement with Capricorn Capital Group, Inc., a major distributor to supply to TechTeam $28 million of computer hardware and related services under a long-term contract. The key provisions of the contract are: (1) TechTeam may acquire the computer hardware and services at the vendor's cost plus 15%. The margin is payable annually at the beginning of each of the three contract years. (2) Purchase obligations not met in any of the first three years may be carried over to subsequent years up to a total of seven years. Management believes that this arrangement will permit the Company to obtain favorable pricing under a long-term arrangement for hardware and related services, which will further the Company's goal of offering its customers a life cycle management program which will include the providing of hardware, software, training and upgrades for a flat monthly fee.


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


                                          National TechTeam, Inc.
                                          -----------------------
                                                     (Registrant)



Date: December 19, 1997                   By: /s/ William F. Coyro Jr.
                                              -----------------------
                                              William F. Coyro Jr.
                                              Chairman of the Board and
                                              Chief Executive Office

Date: December 19, 1997                   By: /s/Lawrence A. Mills
                                              -----------------------
                                              Lawrence A. Mills
                                              Senior Vice President,
                                              Chief Financial Officer, Treasurer
                                              and Secretary

                              INDEX TO EXHIBITS



EXHIBIT NO.                          DESCRIPTION
------- ---                          -----------

  11                               COMPUTATION OF EARNINGS PER SHARE

  27                               FINANCIAL DATA SCHEDULE