Form 10-Q/A
period 1997-09-30
NATIONAL TECHTEAM INC /DE/
filed 1998-01-23
CIK 805054

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

                         Commission file number 0-16284


                            NATIONAL TECHTEAM, INC.
                        -------------------------------
                        (Name of issuer in its charter)

 DELAWARE                                                          38-2774613
 ---------                                                   ----------------
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


    AMENDED FILING OF FORM 10-Q FOR THE THREE-AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 / CORRECTION OF DISCLOSURES REGARDING RESTATEMENT OF
                           FINANCIAL STATEMENTS AND
                        CHANGES TO CERTAIN INFORMATION


   On November 19, 1997, the Company filed its Third Quarter 1997 Form 10-Q, in which it disclosed the impact of certain restatements, specifically a correction of previously issued financial statements and the impact of the acquisition of Compuflex Systems, Inc. The disclosures made at that time were based on certain preliminary information that was finalized by filing an Amended Form 10-K for 1996 on December 19, 1997, an 8-K on December 19, 1997, an Amended Form 10-Q for the First Quarter 1997 on December 30, 1997 and an Amended Form 10-Q for the Second Quarter 1997 on December 30, 1997. This filing is made to conform Third Quarter 1997 Form 10-Q information to the final information provided in those subsequent reports.

   General information in the original Form 10-Q for the Third Quarter 1997 was presented as of the original filing date, or earlier, as indicated. Unless otherwise stated, such information has not been updated in this amended filing.

   Financial statement disclosures contained in this Amended Form 10-Q for the Third Quarter 1997 reflect, where appropriate, changes to conform to the finalized data filed in previously filed amended reports.

                            NATIONAL TECHTEAM, INC.

                                   FORM 10-Q

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                                                                     PAGE
------------------------------
ITEM 1.

Consolidated Statements of Operations
    Three and Nine Months Ended
    September 30, 1997 and 1996                                                                       4

Consolidated Statements of Financial Position
    September 30, 1997 and December 31, 1996                                                        5-6

Consolidated Statements of Cash Flows
    Nine Months Ended
    September 30, 1997 and 1996                                                                       7

Notes to the Consolidated Financial Statements - September 30, 1997 (Unaudited)                    8-11

ITEM 2.

Management's Discussion and Analysis of
    Financial Condition and Results of Operations                                                 11-15


PART II - OTHER INFORMATION
---------------------------

ITEM 6.

Exhibits and Reports on Form 8-K                                                                     16

SIGNATURES                                                                                           16

                         PART 1 -- FINANCIAL INFORMATION
                         ITEM 1 -- FINANCIAL STATEMENTS


NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                       THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                         SEPTEMBER 30,                              SEPTEMBER 30,
                                                  -----------------------------        ---------------------------------------
                                                      1997             1996                 1997                  1996
                                                      ----             ----                 -----                 ----
                                                        (Restated -Note C)             (Restated -Note C)   (Restated -Note C)
REVENUES
                                                   $ 7,976,717      $ 8,643,477          $ 25,830,759          $ 23,030,396
    Call Center Services                           -----------      -----------          ------------          ------------

    Corporate Computer Services

         Technical staffing . . . . . . . . . .      6,766,263        5,226,357            16,175,892           15,757,278


         Systems integration  . . . . . . . . .      3,809,721        3,723,356             9,034,719            8,732,697


         Training programs  . . . . . . . . . .      1,941,885        2,094,282             5,245,918            5,234,839
                                                    ----------      -----------          ------------          -----------


    Total Corporate Computer Services   . . . .      12,517,869      11,043,995            30,456,529           29,724,814
                                                    -----------     -----------          ------------          -----------

TOTAL REVENUES  . . . . . . . . . . . . . . . .      20,494,586      19,687,472            56,287,288           52,755,210


COST OF SERVICES DELIVERED  . . . . . . . . . .      19,426,396      14,924,347            49,952,505           40,360,196
                                                    -----------      ----------          ------------          -----------

GROSS PROFIT  . . . . . . . . . . . . . . . . .       1,068,190       4,763,125             6,334,783           12,395,014
                                                    -----------      ----------          ------------          -----------
OTHER EXPENSES/(INCOME)

    Selling, general and administrative   . . .       3,295,828       2,812,355            10,043,177            7,113,729



    Interest expense  . . . . . . . . . . . . .              --          63,078                    --              124,406


    Interest income   . . . . . . . . . . . . .        (704,432)             --            (2,141,025)                  --
                                                    -----------     -----------          ------------         ------------

                                                      2,591,396       2,875,433             7,902,152            7,238,135
                                                    -----------     -----------          ------------         ------------


INCOME/(LOSS) BEFORE TAX PROVISIONS . . . . . .      (1,523,206)      1,887,692            (1,567,369)           5,156,879
                                                    -----------     -----------          ------------         ------------


TAX PROVISIONS  . . . . . . . . . . . . . . . .        (553,364)        792,000              (343,164)           2,532,300
                                                    -----------     -----------          ------------         ------------


NET INCOME/(LOSS) . . . . . . . . . . . . . . .     $  (969,842)    $ 1,095,692          $ (1,224,205)        $  2,624,579
                                                    ===========     ===========          ============         ============

PRIMARY AND FULLY DILUTED EARNINGS/(LOSS) PER
  SHARE . . . . . . . . . . . . . . . . . . . .     $     (0.06)    $      0.09                 (0.08)        $       0.22
                                                    ===========     ===========          ============         ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING
    Primary   . . . . . . . . . . . . . . . . .      15,887,531      12,500,426            16,053,730           12,151,408

    Fully diluted   . . . . . . . . . . . . . .      15,887,531      12,594,440            16,053,730           12,189,941


See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED


                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                          1997               1996
ASSETS                                                               ----------------    -------------

                                                                            (Restated - Note C)
CURRENT ASSETS

Cash and cash equivalents . . . . . . . . . . . . . . . . . .          $  32,847,434     $   46,812,397
Securities available-for-sale . . . . . . . . . . . . . . . .             34,865,157         27,169,703
Accounts receivable (less allowances of $604,238
  at September 30, 1997 and $245,000
  at December 31, 1996)   . . . . . . . . . . . . . . . . . .             21,210,833         23,228,787
Refundable income tax . . . . . . . . . . . . . . . . . . . .              1,946,013          1,413,461
Inventories . . . . . . . . . . . . . . . . . . . . . . . . .                716,383            647,565
Advances to vendors . . . . . . . . . . . . . . . . . . . . .              2,069,944            500,000
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,437,868            701,865
                                                                      --------------      -------------
                                                                          95,093,632        100,473,778
                                                                      --------------      -------------

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
Office furniture and equipment  . . . . . . . . . . . . . . .             18,640,899         12,623,273
Purchased software  . . . . . . . . . . . . . . . . . . . . .              2,966,295          2,801,307
Leasehold improvements  . . . . . . . . . . . . . . . . . . .              1,581,474          1,380,140
Transportation equipment  . . . . . . . . . . . . . . . . . .                280,158            192,907
                                                                      --------------      -------------
Less -- Accumulated depreciation and amortization . . . . . .             23,468,826         16,997,627
                                                                           8,394,493          5,101,211
                                                                      --------------      -------------
                                                                          15,074,333         11,896,416
                                                                      --------------      -------------
OTHER ASSETS


Goodwill (less accumulated amortization of $1,548,436 at
  September 30, 1997 and $551,061 at December 31, 1996)   . .              6,286,037          1,509,457
Investment in WebCentric  . . . . . . . . . . . . . . . . . .                     --            804,518
Accounts receivable -- long term  . . . . . . . . . . . . . .              2,063,013                 --
Deferred income tax . . . . . . . . . . . . . . . . . . . . .              1,712,887            534,187
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,638,694          1,617,172
                                                                      --------------      -------------
                                                                          11,700,631          4,465,334
                                                                      --------------      -------------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . .         $  121,868,596      $ 116,835,528
                                                                      ==============      =============


See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
UNAUDITED


                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1997             1996
LIABILITIES AND SHAREHOLDERS' EQUITY                                 ------------      ------------
                                                                               (RESTATED -
                                                                                 NOTE C)
CURRENT LIABILITIES
     Short-term debt . . . . . . . . . . . . . . . . . . . . . .     $         --      $    299,400
     Accounts payable  . . . . . . . . . . . . . . . . . . . . .        3,228,822         4,239,363
     Accrued payroll, related taxes and withholdings . . . . . .        3,079,583         3,624,512
     Deferred income tax . . . . . . . . . . . . . . . . . . . .          304,235           389,343
     Deferred revenues and unapplied receipts  . . . . . . . . .          834,803           255,940
     Accrued expenses and taxes  . . . . . . . . . . . . . . . .          602,387           874,329
     Capital lease obligation  . . . . . . . . . . . . . . . . .          133,000            62,000
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . .               --           141,072
                                                                     ------------      ------------
                                                                        8,182,830         9,885,959
                                                                     ------------      ------------
LONG-TERM LIABILITIES
     Deferred Foundation Platform license fees . . . . . . . . .        5,296,139         2,050,000
     Capital lease obligation  . . . . . . . . . . . . . . . . .               --           133,000
     Long-term debt  . . . . . . . . . . . . . . . . . . . . . .               --           171,700
     Minority interest . . . . . . . . . . . . . . . . . . . . .              321            74,647
                                                                     ------------      ------------
                                                                        5,296,460         2,429,347
                                                                     ------------      ------------
SHAREHOLDERS' EQUITY
     Preferred stock, par value $.01
          Authorized -- 5,000,000 shares
          None issued
     Common stock, par value $.01
          Authorized -- 45,000,000 shares
          Issued:
               16,028,096 shares at September 30, 1997  . . . . .         160,281
               15,440,531 shares at December 31, 1996 . . . . . .                           154,405
     Additional paid-in capital.  . . . . . . . . . . . . . . . .     103,613,921        98,636,681
     Retained earnings . . . . . . . . . . . . . . . . . . . . .        5,242,656         6,466,884
                                                                     ------------      ------------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . .      109,016,858       105,257,970

     Less -- Treasury stock (137,225 shares at September 30, 1997 and
          161,983 shares at December 31, 1996)  . . . . . . . . .         627,552           737,748
                                                                     ------------      ------------
     Total shareholders' equity  . . . . . . . . . . . . . . . .      108,389,306       104,520,222
                                                                     ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . .      $121,868,596      $116,835,528
                                                                     ============      ============


See accompanying notes.

NATIONAL TECHTEAM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                                                                       NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                           ----------------------------------------
                                                                                                     1997            1996
                                                                                                     ----             ----
                                                                                           (RESTATED - NOTE C)  (RESTATED - NOTE C)
OPERATING ACTIVITIES
    Net income/(loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (1,224,205)       $ 2,624,579
    Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
         Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .       5,070,966          2,297,667
         Provision for uncollectible accounts receivable . . . . . . . . . . . . . . . . .         359,238                 --
         Provision for deferred income tax . . . . . . . . . . . . . . . . . . . . . . . .      (1,263,808)           388,900
         Deferred Foundation Platform license fees . . . . . . . . . . . . . . . . . . . .       3,246,139                 --
         Long-term accounts receivable from customer . . . . . . . . . . . . . . . . . . .      (2,063,013)                --
         Treasury stock contributed to 401(k) plan . . . . . . . . . . . . . . . . . . . .         110,196            151,895
         Minority interest in net loss of subsidiary . . . . . . . . . . . . . . . . . . .         (74,326)                --
         Changes in current assets and liabilities:
             Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,663,181         (8,094,258)
             Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (68,818)          (570,087)
             Advances to vendors . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,569,944)                --
             Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (711,625)          (407,527)
             Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,072,251)         1,812,734
             Accrued payroll, related taxes and withholdings . . . . . . . . . . . . . . .        (502,027)            76,148
             Federal income tax  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (532,552)          (160,116)
             Deferred revenues and unapplied receipts  . . . . . . . . . . . . . . . . . .         578,863            280,809
             Accrued expenses and taxes  . . . . . . . . . . . . . . . . . . . . . . . . .        (271,942)                --
             Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .        (141,072)          (459,027)
                                                                                             -------------        -----------
         Net cash provided by/(used in) operating activities . . . . . . . . . . . . . . .       1,533,000         (2,058,283)
                                                                                             -------------        -----------
INVESTING ACTIVITIES
    Purchases of property, equipment and software  . . . . . . . . . . . . . . . . . . . .      (6,143,951)        (5,914,605)
    Development of training manuals  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (306,667)           (70,225)
    Purchase of securities available-for-sale  . . . . . . . . . . . . . . . . . . . . . .      (7,695,454)                --
    Cash paid in conjunction with acquisitions, net of cash acquired . . . . . . . . . . .      (1,645,086)        (1,233,901)
    Loss from sales of property and equipment and other assets . . . . . . . . . . . . . .         (29,024)                --
    Other assets -- net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (12,611)           (31,150)
                                                                                             -------------        -----------
         Net cash (used in) investing activities . . . . . . . . . . . . . . . . . . . . .     (15,832,793)        (7,249,881)
                                                                                             -------------        -----------
FINANCING ACTIVITIES
    Proceeds from short-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . .              --          8,166,575
    Proceeds from long-term borrowings   . . . . . . . . . . . . . . . . . . . . . . . . .              --            480,212
    Proceeds from issuance of common stock   . . . . . . . . . . . . . . . . . . . . . . .         937,930          1,189,182
    Payments on short-term borrowings and capital lease obligations  . . . . . . . . . . .        (430,396)        (1,349,984)
    Payments on long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .        (172,704)          (214,262)
                                                                                             -------------        -----------
         Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . .         334,830          8,271,723
                                                                                             -------------        -----------
         (Decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     (13,964,963)        (1,036,441)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   . . . . . . . . . . . . . . . . . . . .      46,812,397          2,038,543
                                                                                             -------------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . .   $  32,847,434        $ 1,002,102
                                                                                             =============        ===========


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

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from major clients were as follows:


                                                        1997                               1996
                                                        ----                               ----
                                           AMOUNT  PERCENT OF TOTAL         AMOUNT   PERCENT OF TOTAL
Three Months Ended September 30,           ------  ----------------         ------   ----------------
--------------------------------
Hewlett-Packard Company                 $4,017,014       19.6%           $ 4,955,208      25.2%
Ford Motor Company                       4,098,940       20.0              3,847,739      19.5
Chrysler Corporation                     3,195,757       15.6              1,532,751       7.8
United Parcel Service                    1,392,297        6.8              1,044,644       5.3

Nine Months Ended September 30 (Restated - Note C).
---------------------------------------------------
Hewlett-Packard Company                $13,984,470       24.8%           $14,628,054      27.7%
Ford Motor Company                      11,736,779       20.9             12,421,250      23.6
Chrysler Corporation                     7,654,360       13.6              4,157,539       7.9
United Parcel Service                    4,195,413        7.5              1,057,644       2.0

NOTE C -- RESTATEMENTS

CORRECTION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
----------------------------------------------------
The Company has restated the previously issued fourth quarter 1996 and first aSnd second quarter 1997 financial statements. The restatements relate to: (1) DCertain license fee revenues related to contemporaneous purchase/sale transactions between the Company and the licensees of its software products occurring in the fourth quarter 1996 and first quarter 1997. Those revenues have now been deferred and will be recognized as income in future periods when the expenses of the related contemporaneous purchase/sale transactions are recognized. (2) The impact of the restatements described in (1) on subsequent quarters.

(3) Certain compensation-related and other adjustments dealing with the accrual of payroll expenses and revenues. The effect of these restatements will be reflected in an amended Form 10-K report to be filed by the Company for 1996 and amended Form 10-Q reports to be filed by the Company for the first and second quarters of 1997.

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

This acquisition has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated to include the accounts of Compuflex for all periods presented. The accompanying consolidated financial statements for the three and nine months ended September 30, 1996 include the operations of Compuflex for the three and nine months ended October 31, 1996.

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

Financial Impact of Restatements




                                                                   1996 QUARTERS ENDED                             CALENDAR
                                            ----------------------------------------------------------------         YEAR
                                              MARCH 31,         JUNE 30,       SEPTEMBER 30,    DECEMBER 31,         1996
                                            -------------     ------------   ----------------   ------------     ------------
 CONSOLIDATED STATEMENT OF OPERATIONS
 REVENUES
      As previously reported                 $ 14,407,611     $ 15,831,227     $ 18,390,472     $ 20,521,686     $ 69,150,996
      Effect of correction of previously               --               --               --       (2,263,840)      (2,263,840)
        issued financial statements
      Effect of Compuflex pooling of
        interests                               1,166,000        1,662,900        1,297,000        1,173,100        5,299,000
                                             ------------     ------------     ------------     ------------     ------------
      As restated                            $ 15,573,611     $ 17,494,127     $ 19,687,472     $ 19,430,946     $ 72,186,156
                                             ============     ============     ============     ============     ============
 NET INCOME / (LOSS):
      As previously reported                 $    865,731     $  1,044,156     $    962,692     $  1,901,053     $  4,773,632
      Effect of correction of previously               --               --               --       (1,833,243)      (1,833,243)
        issued financial statements
      Effect of Compuflex pooling of
        interests                                  75,600         (111,400)         133,000            8,601          105,801
                                             ------------     ------------     ------------     ------------     ------------
      As restated                            $    941,331     $    932,756     $  1,095,692     $     76,411     $  3,046,190
                                             ============     ============     ============     ============     ============
 NET INCOME / (LOSS) PER SHARE:
      As previously reported                 $       0.08     $       0.09     $       0.08     $       0.13     $       0.38
      Effect of correction of previously               --               --               --            (0.13)           (0.15)
        issued financial statements
      Effect of Compuflex pooling of
        interests                                      --            (0.01)            0.01            (0.00)           (0.00)
                                             ------------     ------------     ------------     ------------     ------------
      As restated                            $       0.08     $       0.08     $       0.09     $       0.00     $       0.23
                                             ============     ============     ============     ============     ============

                                                                                1997 QUARTERS ENDED
                                                                          -------------------------------         YEAR TO DATE
CONSOLIDATED STATEMENT OF OPERATIONS                                        MARCH 31            JUNE 30             JUNE 30,
                                                                          ------------        -----------         ------------
REVENUES:
      As previously reported                                              $ 20,715,682       $ 18,450,825        $ 39,166,507
      Effect of correction of previously issued financial statements        (3,485,990)           112,185          (3,373,805)
      Effect of Compuflex pooling of interests                               1,346,900          4,745,940           6,092,840
                                                                          ------------       ------------        ------------
      As restated                                                         $ 18,576,592       $ 23,308,950        $ 41,885,542
                                                                          ============       ============        ============

 NET INCOME/(LOSS):
      As previously reported                                              $  1,817,827       $     79,766        $  1,897,593
      Effect of correction of previously issued financial statements        (2,187,290)            35,334          (2,151,956)
      Effect of Compuflex pooling of interests                                   5,100           (194,796)           (189,696)
                                                                          ------------       ------------        ------------
      As restated                                                         $   (364,363)      $    (79,696)       $   (444,059)
                                                                          ============       ============        ============

 NET INCOME/(LOSS) PER SHARE:
      As previously reported                                              $       0.12       $       0.01        $       0.13
      Effect of correction of previously issued financial statements             (0.14)              0.00               (0.15)
      Effect of Compuflex pooling of interests                                    0.00              (0.02)              (0.02)
                                                                          ------------       ------------        ------------
      As restated                                                         $      (0.02)      $      (0.01)       $      (0.04)
                                                                          ============       ============        ============


CONSOLIDATED STATEMENT OF FINANCIAL POSITION                               DECEMBER 31          MARCH 31          JUNE 30, 1997
                                                                          ------------        -----------         -------------
CURRENT ASSETS:
      As previously reported                                              $ 98,900,418       $ 96,571,229        $ 94,739,463
      Effect of correction of previously issued financial statements           494,060            (64,340)           (103,092)
      Effect of Compuflex pooling of interests                               1,079,300          1,216,000           1,250,568
                                                                          ------------       ------------        ------------
      As restated                                                         $100,473,778       $ 97,722,889        $ 95,886,939
                                                                          ============       ============        ============

CURRENT LIABILITIES:
      As previously reported                                              $  8,340,959       $  7,596,316        $  6,023,040
      Effect of correction of previously issued financial statements           748,600             76,700              76,700
      Effect of Compuflex pooling of interests                                 905,100            861,400           1,669,803
                                                                          ------------       ------------        ------------
      As restated                                                         $  9,994,659       $  8,534,416        $  7,769,543
                                                                          ============       ============        ============

RETAINED EARNINGS:
      As previously reported                                              $ 10,856,604       $ 12,674,431        $ 12,754,197
      Effect of correction of previously issued financial statements        (1,833,243)        (4,020,533)         (3,985,199)
      Effect of Compuflex pooling of interests                              (2,556,500)        (2,551,400)         (2,892,887)
                                                                          ------------       ------------        ------------
      As restated                                                         $  6,466,861       $  6,102,498        $  5,876,111
                                                                          ============       ============        ============


TOTAL ASSETS/LIABILITIES AND SHAREHOLDERS'
 EQUITY:
      As previously reported                                              $111,962,058       $117,465,200        $116,436,798
      Effect of correction of previously issued financial statements         1,191,060          1,730,047           1,653,195
      Effect of Compuflex pooling of interests                               3,845,200          3,879,300           4,131,013
                                                                          ------------       ------------        ------------
      As restated                                                         $116,998,318       $123,074,547        $122,221,006
                                                                          ============       ============        ============


NOTE D -- PENDING ACQUISITION OF CAPRICORN CAPITAL GROUP, INC.

On September 30, 1997, the Company entered into a Letter of Intent with the sole shareholder of Capricorn Capital Group, Inc. ("Capricorn"), whereby the Company would acquire all of the capital stock of Capricorn in exchange for a base consideration of $3.5 million in cash, $1.5 million in restricted shares of TechTeam Common Stock and options to purchase 50,000 shares of TechTeam Common Stock at its current market value, and a contingent payment tied to Capricorn's earnings performance in the three-year period following the acquisition. The Letter is subject to a number of conditions, including due diligence review by TechTeam, the preparation of a definitive purchase agreement and approval of the transaction by the boards of directors of both companies. The Letter of Intent provides for a breakup fee of $200,000 to Capricorn's sole shareholder if the transaction fails to close unless such failure to close is due to a default, breach or failure to proceed by Capricorn's sole shareholder or by reason of legal impediments on the part of either party.

The Company has also entered into contemporaneous purchase/sale agreements with Capricorn in the fourth quarter of 1996 and the first quarter of 1997 that obligated the Company to acquire computer hardware from Capricorn with Capricorn agreeing to purchase a license of the Foundation Platform. At September 30, 1997, the deferred revenue recorded by the Company amounted to $4.3 million (see Note C). Should the acquisition close, the deferred revenue recorded at that date and unamortized cost of the software license acquired by Capricorn will be eliminated in consolidation. Further, the purchase obligation of the Company to acquire computer equipment would then also be eliminated. Should the acquisition not close, the purchase commitment would continue to obligate the Company to a $28 million cost of the equipment plus a 15% fee over a period not to exceed seven years.

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

   The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:

                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                -----------------------------          ------------------------------
                                                    1997           1996                   1997           1996
                                                    ----           ----                  ----            ----
                                                             (Restated - Note          (Restated -     (Restated -
Revenues                                                            C)                   Note C)         Note C)
     Call Center Services                               38.9%          43.9%                     45.9%           43.7%
                                                 -----------     ----------                ----------      ----------
     Corporate Computer Services
             Technical staffing  ...............        33.0           26.6                      28.7            29.9
             Systems integration ...............        18.6           18.9                      16.1            16.6
             Training programs..................         9.5           10.6                       9.3             9.8
                                                 -----------     ----------                ----------      ----------
           Total Corporate Computer Services....        61.1           56.1                      54.1            56.3
                                                 -----------     ----------                ----------      ----------
     Total revenues.............................       100.0          100.0                     100.0           100.0
     Cost of services delivered.................        94.8           75.8                      88.8            76.5
                                                 -----------     ----------                ----------      ----------
     Gross profit...............................         5.2           24.2                      11.3            23.5
                                                 -----------     ----------                ----------      ----------
     Other expenses/(income)
           Selling, general and administrative..        16.1           14.3                      17.8            13.5
           Interest expense.....................          --            0.3                        --             0.2
           Interest income......................        (3.4)            --                      (3.8)             --
                                                 -----------     ----------                ----------      ----------
                                                        12.7           14.6                      14.0            13.7
                                                 -----------     ----------                ----------      ----------
     Income before tax provisions...............        (7.4)           9.6                      (2.8)            9.8

     Tax provisions.............................        (2.7)           4.0                      (0.6)            4.8
                                                 -----------     ----------                ----------      ----------

     Net income.................................        (4.7)%          5.6%                     (2.2)%           5.0%
                                                 ===========     ==========                ==========      ==========



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

LIQUIDITY AND CAPITAL RESOURCES


   Indicators of the Company's financial strength are summarized below:

                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              1997              1996
                                                                          -------------      ------------
                                                                                             (Restated -
                                                                                               Note C)
           Working capital....................................            $   86,910,802     $  90,587,819
           Current ratio.......................................                     11.6              10.2
           Debt as a percentage of total capitalization........                      0.0%              0.4%
           Shareholders' equity................................           $  108,389,306     $ 104,520,222



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



                                                  National TechTeam, Inc.
                                                  -----------------------
                                                            (Registrant)


Date:    January 23, 1998                        By:  /s/William F. Coyro Jr.
                                                     ------------------------
                                                     William F. Coyro Jr.
                                                     Chairman of the Board and
                                                     Chief Executive Officer


Date:    January 23, 1998                        By: /s/Lawrence A. Mills
                                                     --------------------
                                                     Lawrence A. Mills
                                                     Senior Vice President,
                                                     Chief Financial Officer, Treasurer
                                                     and Secretary

                                EXHIBIT INDEX





11.     STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE

27.     FINANCIAL DATA SCHEDULE