Form 10-K
period 1997-12-31
NATIONAL TECHTEAM INC /DE/
filed 1998-03-31
CIK 805054

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1998 was approximately $161,622,600.

The number of shares outstanding of the issuer's common stock as of March 19, 1998 was 15,078,142.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of National TechTeam, Inc.'s definitive Proxy Statement, which are to be filed no later than 120 days after the end of the year covered by this report, are incorporated by reference into Part III.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in the forward-looking statements as a result of certain factors described herein and in other documents. Readers should carefully review the risk factors that are described in the documents the Company has filed and files, from time to time, with the Securities and Exchange Commission.

                                    PART I


Item 1. BUSINESS

GENERAL

National TechTeam, Inc. ("TechTeam" or "Company") is a leading provider of information technology ("IT") outsourcing support services to large national and multi-national corporations, government agencies and service organizations. The Company offers its services through two global business units: (i) Call Center Services, which provides its clients with inbound telephone support for their computer product end-users and (ii) Corporate Computer Services, which provides corporations with technical staffing (principally on-site help desk support), systems integration and instructor-led, computer-based training. TechTeam's client base includes Ford, Chrysler, First Chicago NBD, United Parcel Service, 3 Com, and Liberty Mutual Insurance Company. Many of TechTeam's clients utilize services offered by both of TechTeam's business units.

The Company was incorporated on September 14, 1987 in connection with reincorporation in Delaware of the Company's predecessor, National TechTeam, Inc., a Nevada corporation, which was completed on November 17, 1987. The Company maintains its executive and principal offices at 835 Mason Street, Suite 200, Dearborn, MI 48124. Its telephone number is (313) 277-2277.

During 1997, the Company engaged in several transactions including the acquisition of WebCentric Communications, Inc. ("WebCentric"), Compuflex Systems, Inc. ("Compuflex"), currently known as National TechTeam of New Jersey, Inc. and the formation of GE TechTeam, L.P., a joint venture between TechTeam and an operating unit of GE Appliances (the "GE Joint Venture"). In early 1998, TechTeam completed an acquisition of Capricorn Capital Group, Inc., a provider of financing for high technology and capital equipment in the United States and Canada. WebCentric develops Internet-initiated support applications, including Internet-initiated teleconferencing, Internet-initiated call completion and integrated data and voice collaboration. Compuflex, which has an office in New Jersey and affiliated operations in India, provides SAP consulting services, including customized designs, installation and training, as well as contract programming and software development for many Fortune 500 companies. The GE Joint Venture was formed to market and service extended warranty contracts for the personal computer industry. The GE Joint Venture, headquartered in Dallas, Texas, is operated by TechTeam and by GE Service Management, an operating unit of GE Appliances. GE Service Management is a leading provider of extended service plans and warranty administration for products ranging from major appliances and consumer electronics to personal computers. GE Service Management offers extended service plans that cover numerous manufacturers, makes and models, and it provides comprehensive service coverage for post-warranty products and service needs. TechTeam will seek to have some of its OEM call center contracts transferred to the GE Joint Venture. See "Impact of Business with Major Clients" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results Operations."

INDUSTRY BACKGROUND

The IT Services industry has been evolving rapidly in the past several years in response to the emergence of a number of fundamental trends. Among these trends are the following:

    - The development and implementation of new technology on a large scale, requiring large expenditures in purchasing, integration and training.

    - An emphasis on core strengths, leading many businesses to outsource non-core functions. For example, according to Gartner Group, an information technology advisory firm, more than forty percent (40%) of companies with internal help desks will outsource a portion of this function by 1998 compared with fifteen percent (15%) in 1995.

    - Change in the price/performance ratio of technology, which has dramatically reduced the cost of computers and related communications equipment.

    - Migration by businesses from IT Systems consisting of a mixture of network operating systems, desktop systems and applications to integrated and standardized network-based systems.

    - Rapid growth of the Internet and its prodigy as a means of communicating information and knowledge.

    - Increased use by businesses of Enterprise Resource Planning products, such as PeopleSoft and SAP, that require significant investment and ongoing support.

    - An increasing focus on productivity, which demands that IT service providers deliver high-quality services with increasing efficiencies in delivery and pricing.

    - Increased standardization of IT Services in certain areas, particularly call center services, creating greater competitive pressures.

These factors, along with others, are creating challenges for corporations to assimilate new technology and to implement new IT systems containing many more hardware and software components than those of even a short time ago. The Company believes that these challenges will continue to create great opportunity for IT service providers in general and for the Company in particular, by reason of the Company's ability to provide a wide range of services intended to offer a complete IT solution to its clients and its emphasis on customized and more complex IT assignments.

SERVICES

The Company originally commenced operations as a value added reseller of computer hardware and software that also provided training for its computer products. During the late 1980's the Company added IT staffing and systems integration services as a complement to its existing training business. In 1993, as a result of the Company's growing expertise in providing IT staffing of on-site help desks, TechTeam entered the call center industry. Today, the Company's IT outsourcing services are intended to cover a broad range of IT services, including planning, design, implementation and support. Although the Company's services are complementary, TechTeam has divided its service offerings into two global business units: (i) Call Center Services and (ii) Corporate Computer Services (technical staffing, systems integration and training), which are described in more detail as follows:

CALL CENTER SERVICES

TechTeam is a provider of international Call Center Services. The Company's solutions include Internet-based callback support and numerous options for call tracking, telecommunications systems, product knowledgebases, statistical reporting and real time scheduling. The Company provides around-the-clock technical product support to end users of the products of hardware and software companies through its IT call centers. When the end users dial a technical support number, they are automatically connected to a TechTeam call center technician. The technician is specially trained in the applicable product and acts as a transparent extension of the hardware or software company in diagnosing problems and answering technical questions.

TechTeam has been providing support on multiple software, hardware, and communications products to Fortune 1000 clients since its inception. Focusing on the customer life cycle, TechTeam has launched a number of advanced product marketing and support services for the call center industry.

TechTeam's technical service professionals support business and consumer PC users, software peripherals, sophisticated network environments and advanced application tools. TechTeam's customer service professionals handle many of the most complicated product management and inquiry services processed in the industry. Currently, TechTeam's call centers process more than 25,000 calls each day; over 10 million per year in North America and Europe.

TechTeam offers comprehensive, customized help desk solutions responsive to its clients' requirements. TechTeam provides help desk services to major companies, at their facilities or through the IT call centers, for their internal IT systems. TechTeam's clients provide their employees with a telephone number for technical assistance. The Company's trained technicians answer questions and diagnose technical problems ranging from simplistic error messages to wide area network failures. The Company has six call centers in the United States and Europe. In 1997, two key offerings, Virtual Call Center service and Advanced Interactive Voice Processing platform, were launched to meet clients' demands. These services improve the Company's call-processing efficiency by utilizing interactive voice response and World wide Web technology. TechTeam sells these services directly on a per-minute basis or as part of the Company's complete help desk services. These services, although not integral to TechTeam's business, are important to the Company's status as a full service provider of call center and help desk support solutions to its corporate clients.

Call Center Services revenue accounted for approximately 44.5% of TechTeam's total revenues in 1997.

CORPORATE COMPUTER SERVICES

TechTeam's Corporate Computer Services consists of Technical Staffing, Systems Integration and Training Programs.

Technical Staffing

TechTeam maintains a staff of trained technical personnel and makes these personnel available to its clients, most often at the clients' facilities, to provide computer and technical support. Services most often provided are on-site help desk, programming, consulting and systems implementation and maintenance. Demand for such personnel continued to be strong in 1997, resulting in increased revenues to the Company. The Company continues to devote significant resources to recruiting, training and retaining technical personnel as the competition for qualified individuals has continued to increase.

Industry continues to demand competitive global services with a move toward consolidated vendor management. By adopting a partnership approach within TechTeam's technical staffing department, TechTeam has maintained and expanded its installed customer base. TechTeam's adaptive management and proactive methodology enables its staff to work closely with customers to understand their computing and service environments. TechTeam's customers and employees work together to design and manage installed technology within the customers' business environment.

TechTeam's employees have access to extensive technical training programs that allow them to stay abreast of the newest technologies and provide unique added value to clients. TechTeam remains dedicated to providing the highest quality technical staff to its clients.

Technical Staffing services accounted for approximately 30.2% of TechTeam's total revenues in 1997.

Systems Integration

Today's corporate systems are a complicated web of inter-related advanced technology components that together form the information lifeblood of many corporations. TechTeam's Systems Integration services personnel work closely with clients in the design and integration of these advanced IT systems. These systems require significant planning to assure that the various hardware and software components are compatible and will work together to achieve fast and reliable communications.

Through partnerships with many Fortune 500 companies, TechTeam has hands-on expertise in the design and integration of leading-edge systems and services. TechTeam's Systems Integration services offer a full-breadth of advanced technology, computer professionals, and established methodologies.

Key services provided by TechTeam as part of its Systems Integration services include:

    - Strategic planning and evaluation
    - QS9000 and ISO 9000 software
    - Technical training
    - Computer product sales, installation, and upgrades
    - Software application development
    - World Wide Web development
    - Installation, troubleshooting, and maintenance
    - LAN/WAN design, installation, administration, and support
    - Novell, NT Server, and Lotus Notes implementation

Systems Integration accounted for approximately 16.1% of TechTeam's total revenues in 1997.

Training Programs

Training is a critical success factor in the introduction and application of new technology. Return on investment in this technology is dependent on an organization's ability to effectively educate its workforce and successfully integrate new processes. Over the past several years, TechTeam has grown into one of the largest providers of customized corporate computer training in North America.

TechTeam provides a variety of Training Programs to its corporate clients. TechTeam emphasizes an approach whereby certified instructors and project managers work closely with clients in the collaborative design of customized training programs. TechTeam's training offerings range from general end-user modules to complex technical courses for IT professionals.

TechTeam's Training Programs include a wide array of applications within the office automation, network, and client/server marketplace. Clients are offered a full spectrum of delivery formats including course catalogs, registration, computer equipment and networks, course materials, certified trainers, evaluation options, desk-side tutorials, testing, feedback to help desks and reporting.

TechTeam's Documentation department works in conjunction with its Training department to produce professional, customized reference and marketing communications. These include complete systems manuals, newsletters, training materials, quick reference cards, and product information fliers. Translation services are also offered.

TechTeam is a manufacturer-authorized training provider for many products produced by leading companies such as Novell, Microsoft, Lotus, SABER and Sun Microsystems; and is a Sylvan Prometric Testing Center providing clients with certification access.

Training Programs accounted for approximately 9.2% of the Company's total revenues in 1997.

COMPETITIVE STRENGTHS

TechTeam believes it can expand its business by further penetrating existing client relationships and by attracting new clients by focusing on its key competitive strengths. These strengths, which have contributed to TechTeam's rapid growth, are as follows:

INTERNATIONALLY RECOGNIZED CLIENT BASE:

TechTeam focuses on developing close working relationships with large national and multi-national clients and actively seeks to align itself with "best in class" industry leaders in the following markets: automotive, financial, manufacturing, computer, health care and consumer service. As a result of the various challenges faced by the Company in many different areas (customer service, end-user productivity, client server technology, computer integration, project management and the formation of Intranet and Worldwide Web sites), TechTeam has refined its expertise in these various fields. The Company believes this broad knowledge has allowed it to attract additional business from its existing clients. Clients such as Ford, First Chicago NBD, Hewlett-Packard, Novell and Sun Microsystems have utilized multiple service offerings from TechTeam, building on its success and relationships established during the initial award. In addition, the Company firmly believes that its established relationships, creative solutions and solid performance record with its existing client base provide TechTeam with significant credibility and referral potential for new clients.

MULTIPLE SERVICE OFFERINGS:

TechTeam prides itself on its flexibility and solutions-oriented approach to developing outsourcing support services for its clients. As more and more businesses focus on core competencies, the demand for cost effective outsourcing solutions for increasingly complex technological requirements has grown immensely. TechTeam sees this trend continuing and has strategically built its service lines around critical issues facing its clients. For many reasons, including vendor accountability and wide-ranging technological needs, many clients have embraced the Single Point of Contact concept as an effective business strategy with outsourcers. TechTeam works diligently to understand fully the needs and issues of each client, then provides solutions drawing upon its call center, technical staffing, systems integration and training service offerings. Approaching each relationship as an integral long-term partner and total solutions provider, TechTeam becomes well positioned to retain its incumbent role as a preferred provider of IT services.

TECHNICALLY PROFICIENT EMPLOYEE BASE:

TechTeam's growth is reflected in the growth of its employee base, which has increased from 482 in January 1993 to 1,904 in December 1997. The Company firmly believes in employee development -- a continual process that increases productivity and the value of the employees' contributions to themselves, TechTeam and its clients. This strategy supports a key Company objective: hiring, developing and retaining high quality professionals. The Company feels that the quality of its professional staff is what ultimately defines it to existing and potential customers. As competition for qualified personnel is high, a great deal of emphasis is placed on the recruiting process and assembling a technically proficient employee base who seek both advancement opportunities and stability through a managed career path. Comprehensive employee care practices, which include rigorous and continuing in-house training, periodic individual expectation and goal setting, employee recognition programs and competitive benefits and compensation, ensure the highest quality of service and technical expertise to the customer base while offering the employee a solid career path. The Company believes its relationship with existing employees is excellent.

RECOGNITION FOR DELIVERY OF QUALITY SERVICES:

TechTeam is firmly committed to providing its clients with the highest quality of call center and corporate computer services, and has tailored its quality programs to address directly individual client requirements. TechTeam believes that the delivery of consistent, high quality and cost-effective service is the product of standardized business practices coupled with advanced technology and performance tracking. Since 1993, the Company has focused on quality certification because it believes that: (i) rapid growth with strong profit margins is sustainable only through high client satisfaction, and (ii) many major corporations are now requiring, or will soon require, formal third-party quality certification of their business partners. TechTeam has been recognized for its delivery of quality services by being awarded ISO 9001 certification, an international standard for quality assurance and operating consistency. In 1997, the Company was awarded the "Q1" Quality Award from Ford Motor Company. Within its call centers, TechTeam employs a comprehensive performance tracking system that measures objective and subjective attributes of service delivery. These quality criteria are customized for each project to reflect accurately the service delivery as perceived by the caller and with respect to the broader goals of the client.

The Company believes that its delivery of high quality services results from close supervision and management. When combined with its clients' performance evaluations, these operational practices provide a strategic advantage in competing for additional business. TechTeam encourages and assists clients with direct connections to TechTeam's systems from their sites for real time access to operational statistics and performance. This sharing of key management information is intended to position TechTeam as a business partner rather than a discrete third-party service provider.

ADVANCED TECHNOLOGY INFRASTRUCTURE:

The Company believes that its technology enables it to maintain its position as a leading provider of IT support services, particularly in call center services. TechTeam's relationships with some of the world's leading companies have often resulted in challenging assignments requiring the use of advanced technology and methodologies. To meet these challenges, the Company continually trains its new employees and clients in the latest product and service innovations. TechTeam continues to invest substantial capital to build a technology infrastructure that features state-of-the-art call centers with sophisticated telephony, efficient networks, call distribution software, knowledgebases, and productivity management tools.

GROWTH STRATEGY

The Company intends to continue its growth and maintain its status as a leading provider of Call Center and Corporate Computer Services by being responsive to, and providing skilled personnel and successful knowledge practices for, its clients to meet their demand for long-term outsourcing services. The principal strategies for achieving these objectives are as follows:

SINGLE POINT OF CONTACT:

The Company intends to rapidly expand its service offerings around its knowledge and experience in managing corporate call center programs. By leveraging the data collected, the Company can offer services focused on cost reduction, call avoidance, and root cause analysis. As companies today struggle with increasing need to integrate and update sophisticated technologies and complex systems, proactive value added services provide new revenue opportunities.

FURTHER PENETRATE EXISTING CLIENTS, ATTRACT NEW CLIENTS AND EXTEND SERVICE
LINES:

The Company intends to solidify its position as a preferred vendor of outsourcing services by continuing to market its call center and corporate support services aggressively through further penetration within existing accounts, pursuing new clients and the addition of new service offerings. Historically, many of TechTeam's clients initially have engaged the Company to provide specific services to a single division or business unit. By working closely with its clients throughout the life cycle of their IT systems and products, TechTeam has been able to achieve growth by providing additional services to its existing clients. The Company believes that it will continue to capitalize upon these marketing advantages by providing a full range of services from software design and systems integration to end user technical support and documentation. The Company also intends to target new clients by utilizing the credibility of its blue chip client list, its outstanding service delivery record and broad service offerings.

CAPITALIZE ON TECHNOLOGY AND TRAINING FOR HIGHER MARGINS:

The Company seeks to leverage its investment in sophisticated and specialized technologies. TechTeam believes its investment in high-capacity advanced-function PBX phone switches, automated call distributors, call tracking software, computer-telephone integration, interactive voice response technology, back-up generators, technician training programs and facilities are fixed costs that can be spread across a larger revenue base resulting in increased profit margins. Because of its open architecture and utilizing today's sophisticated technology and systems, TechTeam is able to provide high response rates at a low cost per transaction. TechTeam's strategy is to upgrade its existing technologies and acquire or develop other technologies that complement its technical support functions. For example, TechTeam acquired its "Foundation Platform" technology through its relationship with, and acquisition of, WebCentric Communications, Inc.

TechTeam's roots in corporate training have greatly impacted the development of all of the Company's service lines and continue to play a key role in service evolution. With a large professional staff of certified trainers and degreed instructional designers, the Company is afforded the opportunity to make use of extensive training resources, course materials, equipment, labs, the Internet, infrastructure, and facilities across all aspects of its business. The Company believes that these training assets provide three distinct benefits to TechTeam, each of which offer career pathing and development, improve productivity and reduce operating costs: (i) staff retention is improved by continuing to challenge employees and preparing them for advancement; (ii) professional training is an affordable way to keep employees current on emerging technologies and business practices; and (iii) cross-trained employees can be moved between projects to meet client needs and to increase utilization.

PURSUE SELECTIVE ACQUISITIONS, JOINT VENTURES AND ALLIANCES:

The Company intends to acquire complementary businesses to increase market share, enter strategic business sectors, enlarge its geographic presence, and expand and compliment its existing services. TechTeam continually monitors the marketplace for appropriate opportunities to increase the Company's resources and capabilities. TechTeam also seeks joint venture partners when it determines that a partnership arrangement will be beneficial when offering a new line of business, expanding current service offerings, or entering a new marketplace. Since the beginning of 1997, the Company has increased its geographic presence through several acquisitions such as Capricorn Capital Group, Inc., Compuflex Systems, Inc. and WebCentric Communications, Inc. In 1996, TechTeam expanded its Call Center services by opening a new facility in Harper Woods, Michigan and, in 1997, doubled the call capacity of its Chicago Call Center. In October 1997, TechTeam entered into the GE Joint Venture to expand its current service offerings to the OEM and retail marketplace.

CONTINUE A STRONG COMMITMENT TO QUALITY SERVICE:

The Company's commitment to quality service and its continued efforts to obtain additional certification and recognition for its quality methodologies form the basis of the Company's ongoing strategy. This strategy is essential to TechTeam's ability to generate new business, as many companies already require their suppliers to adopt the ISO quality standards. TechTeam has received ISO 9001 certification and the Ford Q1 quality award. As a remarketer of quality systems software, training provider, and quality systems implementer, TechTeam assists other companies in obtaining ISO and QS certifications. The recruitment, training and retention of a highly qualified and dedicated work force also plays a key role in the Company's quality program.

TECHNOLOGY

As an IT outsourcing company, TechTeam relies upon technology to offer its clients efficient, high quality call center services. TechTeam has invested in high performance, scaleable, manageable telecommunications and data networks and infrastructure. TechTeam's call centers are equipped with Aspect ACD's, Dialogic IVR's, and other leading call processing technologies including all of the latest enhancements to allow innovative and cost effective advanced call center and call processing capabilities. TechTeam's call center agents are equipped with state-of-the-industry PC's from leading manufacturers, and its world wide data communication network allows the Company to manage its networks in the most cost effective manner, and with the highest availability possible. The Company's call centers are equipped with fault tolerant fiber-based telecommunication equipment and networks from leading carriers assuring its clients reliable call center services.

TechTeam's "Foundation Platform" uses technology developed by WebCentric Communications, Inc. The Foundation Platform is a set of industry standard technologies and systems combined into a unique and powerful vehicle to enable TechTeam to connect its clients and its clients' customers with an expert in nearly any language and in virtually any location. This technology platform will enable TechTeam to maximize utilization of its human resources dedicated to Call Center Services. TechTeam currently has nearly 700 agents utilizing this technology.

TechTeam's strategy is to use technology to create competitive advantages. TechTeam will continue to pursue this strategy by creating innovative applications that allow its clients and its clients' customers to improve their own operational efficiencies. The Company expects that its Foundation Platform, along with additional investments in knowledge base tools and technology, will reduce its cost of service by improving the productivity and cost per incident of its agents.

MARKETING, SALES AND CLIENTS

The Company markets its call center and corporate computer services through a variety of methods, including personal sales calls, client referrals, attendance at industry and trade shows and invitations for clients to visit the Company's business offices. Currently, the Company employs thirty sales professionals. On average, these sales professionals have over 10 years industry sales experience each. The Company's sales and marketing strategy focuses on meeting the business objectives of new corporate clients and becoming a preferred vendor of IT outsourcing services for existing clients. To meet these objectives, the Company has structured the organization with a dual focus: first, a sales force to generate new business opportunities with national and multinational companies; and second, a dedicated sales team focused on the Company's existing major and national accounts. The latter emphasizes account development in order to create a better understanding of each client's particular needs. TechTeam assigns its sales team to a limited number of accounts in order to develop a complete understanding of each client's particular needs, to form strong client relationships and encourage cross selling of other services offered by the Company. TechTeam believes that its existing client base provides significant cross-selling opportunities for its sales team to market the other services offered by the Company. The Company's business approach toward its clients is solutions-oriented, drawing upon the unique yet synergistic offerings for each of its service lines.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

Historically, TechTeam has been heavily dependent upon major clients for a substantial portion of its revenues. Any loss of (or failure to retain a significant amount of business with) its key clients could have a material adverse impact on the Company. Until 1996, Ford Motor Company ("Ford") was TechTeam's largest client. Ford accounted for 33.1%, 22.6% and 21.3% of the Company's revenues for the years ended December 31, 1995, 1996 and 1997, respectively. Ford represented significantly higher portions of TechTeam's revenues in earlier years. In 1996, Hewlett-Packard became TechTeam's largest client, representing 26.7% of TechTeam's revenues in that year. In 1997, Hewlett-Packard accounted for 21.3% of the Company's revenues. In the past several years, Chrysler Corporation ("Chrysler") has also become a major client, representing between 5 and 10% of the Company's total revenues. In 1997, the percentage of total revenues derived from Chrysler increased to 14.6%, and United Parcel Service became a significant client generating 6.5% of total revenues. Those clients will continue to constitute a high percentage of TechTeam's revenues for the foreseeable future. Beginning in February 1998, TechTeam, in keeping with its strategic focus on corporate help desk solutions, will seek to migrate some of its current OEM call center product support business to the GE Joint Venture. As of March 31, 1998, the OEM call center business conducted directly by TechTeam will be substantially reduced due to the scheduled termination of the two largest of its eight contracts with Hewlett-Packard.

Management recognizes the need to diversify its client base from both a client and industry perspective. However, because TechTeam believes that its existing client base presents opportunities for the cross marketing of its services, the Company will continue to seek additional business from its largest clients. The Company anticipates that its major clients will continue to account for a high percentage of TechTeam's revenues in the future. TechTeam's services are not specific to any single industry and can be beneficial to most large corporations. TechTeam's technical staffing and training programs cover most of the popular software applications and can be customized to improve the productivity of microcomputer users in most companies. TechTeam provided services to approximately 274 customers in 1997.

The following is a selected list of TechTeam's clients:

  - 3Com                                 - Liberty Mutual Insurance Company
  - Automobile Club of Michigan          - Meijers
  - Blue Cross/Blue Shield of Michigan   - Meritor Automotive
  - Chrysler Corporation                 - Northrup Grumman
  - Comdisco Inc.                        - Novell
  - First Chicago NBD                    - Rockwell International
  - FirstPlus Financial                  - State of Michigan
  - Ford Motor Company                   - Sun Microsystems
  - Hewlett-Packard                      - United Parcel Service
                                         - Wayne County Government

INTELLECTUAL PROPERTY RIGHTS

TechTeam's success is dependent upon certain methodologies it utilizes in designing and delivering Corporate Computer Services and Call Center Services. The Company's business includes the development of custom software in connection with specific client engagements. Ownership of such software is generally assigned to the client. The Company also develops certain foundation and application software products, or software tools, which remain the property of the Company. Applications for patents have been submitted for certain components of its proprietary software and end systems.

TechTeam relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom TechTeam licenses intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance that the steps taken by TechTeam in this regard will be adequate to deter misappropriation of proprietary information or that TechTeam will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Although the Company believes that its services do not infringe on the intellectual property rights of others and that it has all rights necessary to utilize the intellectual property employed in its business, TechTeam is subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses of the intellectual property that are the subject of asserted infringement.


TechTeam(R) is a service mark that is registered with the United States Patent and Trademark Office. Support Central(SM) is a service mark that has been approved for registration with the United States Patent and Trademark Office. Federal servicemark registrations may be renewed indefinitely as long as the underlying servicemark remains in use. Aside from the foregoing, the Company holds no other trademarks, servicemarks or patents.

COMPETITION

The Company is engaged in markets served by both its Call Center and Corporate Computer Services divisions, which are characterized by a high level of competition and, therefore, are frequently subject to pricing pressure. There are many companies that provide call center services. Although management believes no one company is dominant, some companies have greater financial resources, more call center locations, larger client bases and greater name recognition. In the highly fragmented computer services markets, the Company competes with several larger competitors, as well as smaller computer services companies, systems integration firms, temporary staffing and personnel placement companies, major accounting firms, computer consulting firms, and divisions of large hardware and software companies. Many of these firms have greater financial resources, client bases and name recognition than TechTeam. Historically, many of the Company's clients have provided the services through their own internal resources. In addition to its ability to provide a broad range of IT services and rapid response to client needs, the Company competes principally on the basis of quality service, price, experience and reputation in the industry, technological capabilities, quality practices, and referrals from existing clients.

Competition for contracts for a significant portion of TechTeam's services takes the form of competitive bidding in response to proposal requests. Many of the Company's large clients purchase IT services primarily from a limited number of preferred vendors. While TechTeam believes that its broad range of services, technological capabilities and reputation in the industry will allow it to remain a preferred vendor, the Company anticipates that it will continue facing pricing pressures from these clients.

HUMAN RESOURCES

As of December 31, 1997, TechTeam had a total of 1,904 employees of which 148 were part-time. The functional responsibilities of these employees are as follows: 1,189 client support agents and related employees in Call Center Services; 356 professionals in technical staffing; 126 professionals in systems integration; 115 instructors and related employees in training; 34 employees in sales and marketing; and 84 employees in management and administration. TechTeam has experienced no work stoppages and believes its relationship with its employees is excellent.

Item 2.  PROPERTIES

TechTeam's World Headquarters and executive offices are located in Dearborn, Michigan. The following table sets forth the primary real properties which TechTeam leases and occupies:

------------------------------------------------------------------------------------------------------------------------

                                                                                     LEASE TERM BEGINNING    SQUARE
     LOCATION                         FUNCTION                                          AND EXPIRING         FOOTAGE
---------------------------- ------------------------------------------------- --------------------------- ------------
Dearborn, MI                   World Headquarters and North American Training        01/01/97 - 03/31/06       62,931
                               Center Headquarters

Southfield, MI                 World Call Center Headquarters                        11/01/93 - 12/31/00       57,403
                               and Training Center

Dallas, TX                     Regional Office and Call Center                       10/01/95 - 09/30/03       52,012

Fort Worth, TX                 Call Center                                           08/01/97 - 07/30/02       20,400

Harper Woods, MI               Call Center                                           06/15/96 - 06/14/03       17,775

Chicago, IL                    Regional Office and Call Center                       03/01/94 - 02/28/00       13,195

Brussels, Belgium              Call Center                                           08/01/97 - 07/31/06        6,300

Boston, MA                     Training Center                                       10/01/97 - 04/30/98        5,214

Chicago, IL                    Training Center                                       02/01/98 - 01/31/02        4,287

Edison, NJ                     Regional Office                                       03/01/96 - 02/02/01        3,300

Troy, MI                       Training Center                                       01/01/96 - 12/31/98        2,345

Omaha, NE                      WebCentric Operations                                 01/01/97 - 12/31/02        2,174

Indianapolis, IN               Training Center                                       01/01/96 - 12/31/00        1,881

Chelmsford, England            European Headquarters                                 08/01/97 - 07/31/00        1,645

TechTeam believes that the facilities it occupies are well maintained and in good operating condition, and are adequate for its current needs. These facilities include general office space and 21 well-equipped computer-training classrooms. However, the Company anticipates that additional call centers or training centers may be needed in the future due to growth and expansion. Because some TechTeam services are performed at client sites, the cost of maintaining multiple offices is minimized.

Item 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation incidental to its business.

The Company and two of its officers, William F. Coyro Jr. and Lawrence A. Mills, have been named as defendants in a putative consolidated class action filed in the United States District Court for the Eastern District of Michigan. On January 22, 1998 four original actions, all filed between August 27 and October 24, 1997, were consolidated into a single action. Plaintiffs in the underlying actions purport to represent various classes consisting of all persons who purchased shares of the Company's common stock during certain class periods, the longest of which was from September 27, 1996 through July 18, 1997. Plaintiffs allege in their complaints that the Company and the individual defendants engaged in a scheme to artificially inflate the price of the Company's common stock by improperly accelerating the recognition of revenue from the licensing of the Company's proprietary software. Plaintiffs assert claims against all defendants for alleged violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants for alleged "controlling person" liability under Section 20(a) of the Securities Exchange Act. The Company and the individual defendants believe that they have meritorious defenses to plaintiffs' claims, and they intend to defend the action vigorously. However, because of the early stage of this litigation, it is impossible to predict the outcome of the litigation or a range of possible recovery, if any, by the plaintiffs. Accordingly, no provision for any such liability or the costs of defense has been made in the accompanying financial statements. The Company believes that these costs will be covered, at least in part, by insurance.

In addition, the Company is the subject of a related investigation initiated on September 9, 1997 by the United States Securities and Exchange Commission ("SEC"). The SEC has stated that the purpose of investigation is to determine whether the Company may have violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with its recognition of revenue from the licensing of its proprietary software. This investigation is ongoing and the outcome cannot be predicted at this time, although the Company believes it has complied fully with all applicable provisions of the federal securities laws.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.


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


------------------------------------------------------------------------------------------------------

              YEAR AND QUARTER                                                HIGH             LOW
------------------------------------------------------------------------  --------------  ------------
1996
  First Quarter......................................................       $ 6.250      $ 4.750
  Second Quarter.....................................................       $17.875      $ 5.063
  Third Quarter......................................................       $27.500      $ 7.500
  Fourth Quarter.....................................................       $30.125      $19.875
1997
  First Quarter......................................................       $27.625      $15.500
  Second Quarter.....................................................       $25.000      $13.250
  Third Quarter......................................................       $22.875      $ 9.750
  Fourth Quarter ....................................................       $ 9.500      $ 8.000

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

TechTeam had 836 shareholders of record as of March 19, 1998.

Since the beginning of 1997, TechTeam made several acquisitions, including WebCentric Communications, Inc., Compuflex Systems, Inc. and Capricorn Capital Group, Inc. (Notes H, I and Q to the Consolidated Financial Statements). In connection with these acquisitions, shares of the Company's common stock were issued without registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) thereof. A further description of the transaction is contained in the notes accompanying these consolidated financial statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data and is qualified by the more detailed Consolidated Financial Statements and notes thereto included in Item 8 in this Form 10-K Report. The Statement of Financial Position Data as of December 31, 1993, 1994, 1995, 1996, and 1997, and the Statement of Operations Data for each of the five years in the period ended December 31, 1997 have been derived from the Company's consolidated financial statements for such years, which have been audited by Ernst & Young LLP, independent auditors.


--------------------------------------------------------------------------------------------------------------
                                                                    YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------
     STATEMENT OF OPERATIONS DATA:                     1997        1996       1995       1994       1993
--------------------------------------------------  ----------  ----------  ---------  ---------  ----------
                                                             (In thousands, except per share data)
Revenues
  Call Center Services........................       $ 36,203  $ 31,433    $ 15,123   $ 7,173    $  2,325
                                                     --------  --------    --------   -------    --------
  Corporate Computer Services
    Technical staffing........................         24,498    20,907      20,095    16,935      12,866
    Systems integration.......................         13,106    12,819       7,841     5,530       2,647
    Training programs.........................          7,520     7,027       4,018     4,613       5,387
                                                     --------  --------    --------   -------    --------
  Total Corporate Computer Services...........         45,124    40,753      31,954    27,078      20,900
                                                     --------  --------    --------   -------    --------
Total revenues................................         81,327    72,186      47,077    34,251      23,225
Cost of services delivered....................         72,807    57,176      36,476    26,129      17,321
                                                     --------  --------    --------   -------    --------
Gross profit..................................          8,520    15,010      10,601     8,122       5,904
                                                     --------  --------    --------   -------    --------
Other expenses/(income)
  Selling, general and administrative.........         14,320    10,112       6,080     4,603       2,208
  Interest expense............................             69       205          79        59         108
  Interest income.............................         (3,038)     (937)        (74)      (71)         --
  Gain on sale of investment..................             --        --          --      (152)         --
                                                     --------  --------    --------   -------    --------
                                                       11,351     9,380       6,085     4,439       2,316
                                                     --------  --------    --------   -------    --------
Income/(loss) before tax provisions...........         (2,831)    5,630       4,516     3,683       3,588
Tax provisions................................           (873)    2,584       1,892     1,524       1,357
                                                     --------  --------    --------   -------    --------
Net income/(loss).............................       $ (1,958) $  3,046    $  2,624   $ 2,159    $  2,231
                                                     ========  ========    ========   =======    ========
Basic earnings/(loss) per share...............       $  (0.12) $   0.24    $   0.23   $  0.21    $   0.24
                                                     ========  ========    =======    =======    ========
Diluted earnings/(loss)per share..............       $  (0.12) $   0.23    $  0.23    $  0.20    $   0.24
                                                     ========  ========    =======    =======    ========
Weighted average number of common shares and
common share equivalents outstanding
  Basic.......................................         15,664    12,535     11,362     10,395       9,273
  Diluted.....................................         15,664    13,031     11,607     11,053       9,323

-------------------------------------------------------------------------------------------------------------
                                                                       DECEMBER 31,
                                                   ----------------------------------------------------------
   STATEMENT OF FINANCIAL POSITION DATA:              1997         1996       1995       1994        1993
--------------------------------------------------  ----------  ----------  ---------  ---------  ----------
                                                                         (In thousands)
Current assets...................................   $ 96,307    $ 100,612   $ 17,344   $ 14,286   $  7,045
Current liabilities..............................     10,560        9,995      4,981      2,559      2,827
Total assets.....................................    121,289      116,998     26,266     20,260     12,525
Long-term liabilities............................      1,129        2,483        866       147         233
Total shareholders' equity.......................    109,600      104,520     20,419    17,554       9,465

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and a number of forward-looking statements. These statements are based on current expectations and actual results may differ materially. Among the factors that could cause actual results to vary are those described in the subsection of this Item 7 entitled "Factors Affecting Future Results."

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

Call Center Services consist of international telephone support for end-users of computer hardware, software products and services. Call Center Services are billed on a fee per call, fee per time spent on calls or per agent basis, each as negotiated with clients. Under the terms of certain Call Center Services contracts, clients are required to pay certain amounts at the commencement of the contract, which payments are non-refundable and as to which the Company has no further service obligation. Amounts billed under this provision of such contracts aggregated $618,100 in 1996 and $1,655,700 in 1995; these amounts were recognized as revenues when billed. No such amounts were billed in 1997. Absent unusual circumstances, in the future the Company expects to negotiate these contracts so that the revenues are recognized over the life of the contract. The Company has also licensed customers to use its Foundation Platform, a software product developed by the Company's wholly-owned subsidiary, WebCentric Communications, Inc. Revenues from these licenses are recognized either: (1) on a usage basis, when the licenses are granted in connection with on-going services; (2) as the expenses of the transaction are recognized in those instances where the license was granted in connection with a contemporaneous purchase; or (3) as lump sum fees when the client acquires the rights to use and is allowed access to the Foundation Platform without any on-going service obligation by the Company.

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

The 1995 and 1996 financial statements have been restated to reflect the acquisition of Compuflex -- see Notes to the Consolidated Financial Statements -- Note 1.

The Company has also restated the originally issued 1996 financial statements. The restatements relate to: (1) Certain license fee revenues related to contemporaneous purchase/sale transactions between the Company and the licensees of its software products occurring in the fourth quarter 1996. Those revenues have now been deferred and will be recognized as income in future periods when the expenses of the related contemporaneous purchase/sale transactions are recognized. (2) Certain compensation-related adjustments and other adjustments dealing with the accruals of payroll expenses and revenues.

The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:

----------------------------------------------------------------------------------------------------------------
                                                                                 YEAR ENDED DECEMBER 31,
                                                                             --------------------------------
                                                                                1997     1996       1995
                                                                             ---------  ---------  ----------
Revenues
  Call Center Services..................................................       44.5%    43.5%       32.1%
                                                                             ------    -----       -----
  Corporate Computer Services
    Technical staffing..................................................       30.2     29.0        42.7
    Systems integration.................................................       16.1     17.8        16.7
    Training programs...................................................        9.2      9.7         8.5
                                                                             ------    -----       -----
  Total Corporate Computer Services.....................................       55.5     56.5        67.9
                                                                             ------    -----       -----
Total revenues..........................................................      100.0    100.0       100.0
Cost of services delivered..............................................       89.5     79.2        77.5
                                                                             ------    -----       -----
Gross profit............................................................       10.5     20.8        22.5
                                                                             ------    -----       -----
Other expenses/(income)
  Selling, general and administrative...................................       17.6     14.0        12.9
  Interest expense......................................................        0.1      0.3         0.2
  Interest income.......................................................       (3.7)    (1.3)       (0.2)
                                                                             ------    -----       -----
                                                                               14.0     13.0        12.9
                                                                             ------    -----       -----
Income/(loss) before tax provisions.....................................       (3.5)     7.8         9.6
Tax provisions..........................................................       (1.1)     3.6         4.0
                                                                             ------    -----       -----
Net income/(loss).......................................................       (2.4)%    4.2%        5.6%
                                                                             ======    =====       =====


Between 1994 and 1997, TechTeam's revenues increased at a compound annual rate of 33.4%. The Company believes that its growth has benefited from the trend among large corporations to outsource much of their information technology needs and TechTeam's ability to provide services that address a broad range of those needs. The Company believes that the outsourcing trend will continue and will provide continuing opportunities for both of its service lines. TechTeam further believes that its service offerings are influenced substantially by its clients' desires to focus on their core businesses and to leave information technology needs to the Company for which information technology is its core business. TechTeam's training programs have encountered cyclical enrollment trends, influenced by the timing and extent to which clients are upgrading desk top software.

TechTeam's business is based on client relationships with major corporations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Results-Impact of Business with Major Clients."

COMPARATIVE PERFORMANCE--1997 versus 1996

TechTeam incurred a net loss of $1,957,843 or $(0.12) per share, for 1997 as compared to net income of $3,046,190, or $0.24 per share, for 1996.

REVENUES

TechTeam's total revenues increased by $9,140,779 in 1997 to $81,326,935, a 12.7% increase over revenues in 1996. Changes in revenues resulted from the following:

Call Center Services

Revenues from Call Center Services increased by $4,769,834 in 1997. This was a 15.2% increase over Call Center Services revenues in 1996. The increase was due to an increase to 48 contracts in place at December 31, 1997 compared to the 36 contracts at December 31, 1996.

Technical Staffing

Revenues from technical staffing increased by $3,590,432 in 1997. This was a 17.2% increase over technical staffing revenues in 1996. This increase was due to continued client demand for TechTeam's help desk and computer services personnel at major accounts.

Systems Integration

Revenues from systems integration increased by $287,437 in 1997. This was a 2.2% increase over systems integration revenues in 1996.

Training Programs

Revenues from training programs increased by $493,076 in 1997. This was a 7.0% increase over training revenues in 1996. This increase was due to increased enrollments in the Company's training programs.

COST OF SERVICES DELIVERED

The cost of services delivered increased by $15,630,599 in 1997. This was a 27.3% increase over the cost of services delivered in 1996. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 89.5% and 79.2% of revenues in 1997 and 1996, respectively. The increase in these rates is attributable to the reduced revenues per call, costs incurred in the ongoing customization of the Company's Foundation Platform and those related to the start-up of several new projects during the year for which revenues did not grow as rapidly as expected and, for one project, which the Company terminated shortly after it commenced due to it not being profitable.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $4,207,697 in 1997. This was a 41.6% increase over selling, general and administrative expenses in 1996. The increase was due principally to compensation costs for an increased number of sales and administrative personnel, statutory and other benefits associated with such personnel, facility and equipment costs, and other indirect costs needed to support the growth of the Company. These expenses were 17.6% of revenues in 1997 compared with 14.0% of revenues in 1996. This increase was due primarily to expansion of TechTeam's administrative infrastructure to support the anticipated growth of the Company. Additionally, in the fourth quarter 1997, TechTeam incurred legal and accounting fees aggregating approximately $500,000 in connection with civil litigation and an investigation by the Securities and Exchange Commission.

INTEREST INCOME

Commencing in October 1996, TechTeam began earning significant amounts of interest income on cash generated by the 1996 public stock offering. For 1997, interest income was $3,038,555, mitigating the pre-tax loss to $2,831,085.

TAX PROVISIONS

TechTeam recognized $(1,053,042) of Federal income tax in 1997, resulting in an effective tax rate of 35.0% compared to an effective tax rate of 38.1% for 1996. The Michigan single business tax and state income taxes in 1997 were $179,800, with an effective tax rate of (6.4)% compared to an effective rate of 12.6% in 1996. These taxes are tied more closely to revenues than net income which inflates the effective tax rate when income is lower, or negative as in 1997.

COMPARATIVE PERFORMANCE--1996 VERSUS 1995

TechTeam earned net income of $3,046,190, or $0.24 per share, for 1996 as compared to a net income of $2,623,667 or $0.23 per share, for 1995.

REVENUES

TechTeam's total revenues increased by $25,109,624 in 1996 to $72,186,156, a 53.3% increase over revenues in 1995. Changes in revenues resulted from the following:

Call Center Services

Revenues from Call Center Services increased by $16,310,310 in 1996. This was a 107.8% increase over Call Center Services revenues in 1995. The increase was due to an increase to 36 contracts in place at December 31, 1996 compared to the 18 contracts at December 31, 1995 and increased business with existing customers, primarily Hewlett-Packard.

Technical Staffing

Revenues from technical staffing increased by $812,287 in 1996. This was a 4.0% increase over technical staffing revenues in 1995. The increase was due to continued client demand for TechTeam's help desk and computer services personnel at Ford and other major accounts.

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

COST OF SERVICES DELIVERED

The cost of services delivered increased by $20,700,404 in 1996. This was a 56.8% increase over the cost of services delivered in 1995. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 79.2% and 77.5% of revenues in 1996 and 1995, respectively.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $4,032,334 in 1996. This was a 66.3% increase over selling, general and administrative expenses in 1995. The increase was due principally to compensation costs for an increased number of sales and administrative personnel, statutory and other benefits associated with such personnel, facility and equipment costs, and other indirect costs needed to support the growth of the Company. These expenses were 14.0% of revenues in 1996 compared with 12.9% of revenues in 1995. This increase was due primarily to expansion of TechTeam's sales and internal management information systems staffs to support the growth of the Company.


INTEREST INCOME

Commencing in October 1996, TechTeam began earning significant amounts of interest income on cash generated by the 1996 public stock offering.

TAX PROVISIONS

TechTeam recognized $1,874,599 of Federal income tax in 1996, resulting in an effective tax rate of 38.1% compared to an effective tax rate of 36.1% for 1995. The increase is due to the increase in foreign operations. The Michigan Single Business Tax in 1996 was $709,000, with an effective tax rate of 12.6% compared to an effective tax rate of 9.1% in 1995. The increase is due to the taxes on the deferred revenue which is currently taxable for Michigan Single Business Tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Over the three year period commencing January 1, 1995, the Company's business has been financed by cash provided by operations, shares issued throughout the period under stock option plans and $77,851,500 from a public offering in 1996. Indicators of the Company's financial strength are summarized below:



----------------------------------------------------------------------------------------------------------------
                                                                                   DECEMBER 31,
                                                                -------------------------------------------------
                                                                       1997            1996           1995
                                                                ---------------  ---------------  ---------------
Working capital............................................     $  85,747,934    $  90,617,819     $  12,362,615

Current ratio..............................................               9.1             10.1               3.5

Debt as a percentage of total capitalization...............               0.1%             0.2%              5.4%

Shareholders' equity.......................................     $ 109,600,197    $ 104,520,199     $  20,419,466

The Company's working capital was $85,747,934 at December 31, 1997, a decrease of 5.4% from December 31, 1996. Available cash will be used for general corporate purposes, including domestic and international call center expansion, capital expenditures, working capital and acquisitions.

During 1997, the Company acquired Webcentric Communications, Inc., and Compuflex Systems, Inc. Early in 1998, TechTeam acquired Capicorn Capital Group, Inc. Currently, the Company has no arrangements or understandings with respect to any acquisitions, although it continually monitors acquisition opportunities.

Capital expenditures in 1997 of approximately $6.8 million related mainly to the implementation of Peoplesoft, a enterprise-wide system expected to be fully implemented in 1998, technology infrastructure enhancements and leasehold improvements.

In February 1998, the Board of Directors of the Company authorized a stock repurchase program. The program provides for the open market and other purchase of up to 1,500,000 shares of the Company's stock. Unless earlier curtailed or extended, the program will be in effect until August 1998 and accordingly will reduce the total shares outstanding and cash and cash equivalents.

TechTeam has line-of-credit agreements with NBD Bank and Chase Manhattan Bank which provide for short-term borrowings of up to $25,000,000 and $310,000, respectively; both lines-of-credit are unsecured. NBD Bank borrowings are at the prime rate and Chase Manhattan Bank borrowings are at prime plus 1.5%. There were no borrowings under these lines at December 31,1997.

In 1995, TechTeam invested $1,057,000 in telecommunications hardware and software which was financed through a five year bank term note. Management believes sufficient cash resources exist to support its current growth strategies through currently available cash, future operations, and the Company's existing bank credit arrangements.

YEAR 2000 DISCLOSURE

TechTeam began a worldwide business systems evaluation in 1997 to determine Year 2000 compliance. This investigation is being conducted by a team of internal staff in close cooperation with OEM hardware and software manufacturers. The scope of TechTeam's Year 2000 Project includes all business applications and equipment.

TechTeam's Year 2000 Project is expected to be substantially complete in late 1998. The Company currently expects that it will not be necessary to modify or replace significant portions of its telecommunications and data communications software or hardware. The cost of the Year 2000 initiatives is not expected to be material to TechTeam's operational or financial position.

FACTORS AFFECTING FUTURE RESULTS

RESTATEMENT OF FINANCIAL STATEMENTS

In November, 1997, the Company announced it was restating its results of operations for the fourth quarter of 1996 and for the first two quarters of 1997, reflecting significant reductions in reported revenues and earnings and resulting in reporting a net loss in each of the first two quarters of 1997 and a significant reduction in net income for 1996. The cumulative effect of the restatement negatively impacts the Company's December 31, 1997 financial condition. See Notes to the Consolidated Financial Statements -- Note A, Restatement of Previously Issued Financial Statements. In addition, the Company's restated first quarter and second quarter 1997 revenues and operating results were not favorable when compared to the same 1996 quarters. The Company believes that the restatement had a negative impact on the market price of the Company's common stock and contributed to the filing of class action litigation against the Company and two of its officers. The Company believes that there may continue to be negative impact on the Company from the restatement.

LITIGATION

Commencing in August, 1997 several class action lawsuits were filed in the United States District Court for the Eastern District of Michigan against the Company and two of its officers. On January 22, 1998 those actions were consolidated into a single action. Plaintiffs in the underlying actions purport to represent various classes consisting of all persons who purchased shares of the Company's common stock during certain class periods, the longest of which is from September 27, 1996 through July 18, 1997. Plaintiff's allege in their complaints that the Company and the individual defendants engaged in a scheme to artificially inflate the price of the Company's common stock by improperly accelerating the recognition of revenue from the licensing of the Company's proprietary software. Plaintiffs assert claims against all defendants for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder as well as claims against the individual defendants for alleged "controlling person" liability under Section 20(a) of the Securities Exchange Act. While Management believes that meritorious defenses exist to plaintiffs claims, the disposition of this litigation could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

In addition, the Company is subject of a related investigation initiated on September 9, 1997 by the United States Securities and Exchange Commission ("SEC"). The SEC has stated that the purpose of the investigation is to determine whether the Company may have violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with its recognition of revenue from the licensing of its proprietary software. This investigation is ongoing and the outcome cannot be predicted at this time, although the Company believes it has complied fully with all applicable provisions of the federal securities laws.


IMPACT OF BUSINESS WITH MAJOR CLIENTS

Historically, TechTeam has been heavily dependent upon major clients for a substantial portion of its revenues. Any loss of (or failure to retain a significant amount of business with) its key clients could have a material adverse impact on the Company. Until 1996, Ford Motor Company ("Ford") was TechTeam's largest client. Ford accounted for 33.1%, 22.6% and 21.3% of the Company's revenue for the years ended December 31, 1995, 1996, and 1997, respectively. Ford represented significantly higher proportions of TechTeam's revenues in earlier years. In 1996, Hewlett-Packard became TechTeam's largest client, representing 26.7% of TechTeam's revenues in that year. In 1997, Hewlett-Packard accounted for 21.3% of the Company's revenues. In the past several years, Chrysler Corporation ("Chrysler") has also become a major client, representing between 5 and 10% of the Company's total revenues. In 1997, the percentage of total revenues derived from Chrysler increased to 14.6%, and United Parcel Service became a significant client generating 6.5% of total revenues. Those clients will continue to constitute a high percentage of TechTeam's revenues for the foreseeable future. Beginning in February 1998, TechTeam, in keeping with its strategic focus on corporate help desk solutions, will seek to migrate some of its current OEM call center product support business to the GE Joint Venture. As of March 31, 1998, the OEM call center business conducted directly by TechTeam will be substantially reduced due to the scheduled termination of the two largest of its eight contracts with Hewlett-Packard.

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

                                                           1
The following table sets forth certain information relating to TechTeam's customers accounting for more than 5% of revenues in any of the past three years.



------------------------------------------------------------------------------------------------------------------
                                                                              YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                                 1997               1996                 1995
--------------------------------------------------------     --------------     ---------------     --------------
Hewlett-Packard Company
    Revenues for the period............................       $ 17,361,703       $  19,266,318       $  7,269,445
    Percentage increase/(decrease) from prior period...               (9.9)%             165.0 %               --*
    Percentage of total revenues.......................               21.3 %              26.7 %             15.4 %

Ford Motor Company
    Revenues for the period............................       $ 17,336,957       $  16,311,769       $ 15,584,964
    Percentage increase/(decrease) from prior period...                6.3 %               4.7 %              9.8 %
    Percentage of total revenues.......................               21.3 %              22.6 %             33.1 %

Chrysler Corporation
    Revenues for the period............................       $ 11,890,335       $   5,485,038       $  4,162,419
    Percentage increase from prior period..............              116.8 %              31.8 %             26.3 %
    Percentage of total revenues.......................               14.6 %               7.6 %              8.8 %

United Parcel Service
    Revenues for the period............................       $  5,265,504       $   2,423,552
    Percentage increase from prior period..............              117.3 %                --*
    Percentage of total revenues.......................                6.5 %               3.4 %

Corel Corporation
    Revenues for the period............................                 --       $     268,459       $  2,737,601
    Percentage (decrease) from prior period............                 --               (90.2)%            (25.8)%
    Percentage of total revenues.......................                 --                 0.4 %              5.8 %


* First year of business relationship



Services provided to Ford and Chrysler consist of contract computer end-user support including on-site help desks and call center services, programming services, documentation services, and classroom training programs. TechTeam provides these services to virtually all Ford divisions and two finance-related Ford subsidiaries. Services provided to Hewlett-Packard, United Parcel Service, and Corel were technical product post-sales support provided from TechTeam call center sites.

Revenues from Hewlett-Packard first commenced in mid-1995 with the award of the first contract for call center services. The first full year of services under that contract was 1996. Additional contracts were awarded in 1996.

Revenues from Corel first commenced in late 1993 and continued into early 1996 at which time Corel made a strategic decision to bring its call center outsourcing service back in-house. The Company believes Corel's decision is unrelated to the Company's performance.


MANAGEMENT OF GROWTH

The Company's revenues have grown from $34.3 million in 1994 to $47.1 million in 1995, $72.2 million in 1996 and $81.3 million in 1997. The Company intends to pursue the continued growth of its business; however, there can be no assurance that such growth will be achieved. The Company's future operating results will depend in part on management's ability to manage any future growth and control expenses. An unexpected decline in revenues without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on the Company's operating results.

Although the market in which the Company participates has experienced significant growth in recent years, continued growth in the industry may be adversely impacted by, among other things, recessionary pressures or a slowdown in the rate of technological advances. A slowdown or reversal of industry growth could impact the Company's ability to grow.


COMPETITION

The Company faces intense competition in both the call center and corporate computer services markets. In the call center market, the Company competes with other call center companies, some of which have substantially greater resources including more call center locations, greater financial resources, a larger client base and more name recognition. In the corporate computer services market, the Company competes with many entities including systems implementation firms, application software firms, staffing firms, large accounting firms, facilities management firms and computer consulting firms. Many of these firms have far greater resources, clients and name recognition than the Company.

The Company also faces significant competition in both markets from its own clients and potential clients whose internal resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company. There can be no assurance that the Company will compete successfully with its existing competitors or with any new competitors.


CONTRACT RISKS

The great majority of the Company's contracts are terminable without cause on short notice, often upon 90 days notice. Other of the Company's contracts expire on set dates and may not be renewed or replaced. Terminations and non-renewals of major contracts can have a significant impact upon the Company's revenues and operating results.


RELIANCE ON KEY EXECUTIVES

The success of the Company is highly dependent upon the efforts and abilities of its executive officers, particularly William F. Coyro, Jr., the Company's founder, Chairman and Chief Executive Officer. Other than Harry A. Lewis, President and Chief Operating Officer, none of the Company's key executives are subject to employment contracts, and the Company does not maintain key-man insurance on its executives. The loss of the services of any of these key executives for any reason could have a material adverse effect on the Company's business, operating results and financial condition.


ATTRACTION AND RETENTION OF EMPLOYEES

The Company's business involves the delivery of professional services and is labor-intensive. The Company's success depends in large part upon its ability to attract, develop, motivate and retain highly skilled technical employees. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that the Company will be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of technical personnel could have a material adverse effect on the Company's business, operating results and financial condition, including its ability to secure and complete engagements.


PROJECT RISKS

Many of the Company's engagements involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. The Company's failure or inability to meet a client's expectations in the performance of its services could result in a material adverse change to the client's operations and therefore could give rise to claims against the Company or damage the Company's reputation, adversely affecting its relationship with its client, its business, operating results and financial condition.

VARIABILITY OF QUARTERLY OPERATING RESULTS

Variations in the Company's revenue and operating results occur from time to time as a result of a number of factors, such as the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter and employee hiring and utilization rates. The timing of revenues is difficult to forecast because the Company's sales cycle can be relatively long and may depend on factors such as the size and scope of assignments and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed, a variation in the number of clients, assignments or the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in losses to the Company. In addition, the Company's engagements generally are terminable by the client without penalty.


VOLATILITY OF STOCK PRICE

The market price of the Company's common stock has fluctuated over a wide range during the past several years and may continue to do so in the future. See "Market for Registrant's Common Stock and Related Stockholder Matters." The market price of the common stock could be subject to significant fluctuations in response to various factors or events, including, among other things, the depth and liquidity of the trading market of the common stock, quarterly variations and actual anticipated operating results, growth rates, changes in estimates by analysts, market conditions in the industry in which the Company competes, announcements by competitors, regulatory actions, litigation including class action litigation and general economic conditions. In addition, the stock market has from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of high technology companies. As result of the foregoing, the Company's operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event would likely result in a material adverse effect on the price of the common stock.


CYCLICALITY

Certain of the Company's clients and potential clients are in industries, such as the automobile and financial services industries, that experience cyclical variations in profitability, which may in turn affect their willingness or ability to fund systems projects such as those for which the Company may be engaged. The Company's experience indicates, however, that competitive pressures in cyclical industries could compel businesses to undertake projects even during periods of losses or reduced profitability.


INTERRUPTION OF TELECOMMUNICATIONS SERVICES

The Company's operations are dependent on its ability to protect its call centers against damage from fire, power loss, telecommunications failure or similar event. The Company has taken precautions to protect itself from events that could interrupt its operations, including off-site storage of back-up data, contractual arrangements for back-up facilities with a leading disaster recovery services company and Halon fire suppression systems in the data centers (which are designed to extinguish a fire without damaging computer equipment). No assurance can be given that such precautions will be adequate, and operations may still be interrupted, even for extended periods. In addition, the on-line services provided by the Company are dependent on telecommunications links to the regional Bell operating companies for which the Company currently has no back-up. Any damage to call centers or any failure of the Company's telecommunication links that cause interruptions in the Company's operations could have a material adverse effect on the Company's business, operating results or financial condition. The Company's property and business interruption insurance with current limits of $2 million may not be adequate to compensate the Company for all losses that may occur.


GROWTH THROUGH ACQUISITIONS AND NEW PRODUCTS

The Company's business strategy includes growth through acquisitions of businesses and technology sources complementary to the Company's business. The Company has acquired several significantly smaller companies in the past and believes that it has been successful in integrating the acquired assets and businesses into the Company's operations. There can be no assurance, however, that future acquisitions will be consummated on acceptable terms or that any acquired assets or business will be successfully integrated into the Company's operations. Further, acquisitions may involve special risks such as diversion of management's attention, unanticipated events, legal liabilities and amortization of intangibles, any of which could have an adverse effect on the Company's operations and earnings.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

Certain risks are inherent in the Company's business strategy which includes plans for the global expansion of its operations. Among other things, the Company may encounter difficulties in marketing, selling and delivering its services due to differences in cultures, languages, labor and employment policies and differing political and social systems. In addition, the Company may encounter significant effects on its operations and financial condition as a result of currency fluctuations and differing tax laws.


RAPID TECHNOLOGICAL CHANGES; DEPENDENCE ON NEW SOLUTIONS

The Company's success will depend in part on its ability to develop IT solutions that keep pace with continuing changes in IT, evolving industry standards and changing client preferences. There can be no assurance that the Company will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render the Company's services uncompetitive or obsolete. The Company's failure to address these developments could have a material adverse effect on the Company's business, operating results and financial condition.


INTELLECTUAL PROPERTY RIGHTS

The Company's success is dependent upon certain methodologies it utilizes in designing, installing and integrating computer software and information systems and other proprietary intellectual property rights. The Company's business includes the development of custom software in connection with specific client engagements. Ownership of such software is generally assigned to the client. The Company also develops certain foundation and application software products, or software "tools", which remain the property of the Company.

The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Although the Company believes that its services do not infringe on the intellectual property rights of others and that it has all rights necessary to utilize the intellectual property employed in its business, the Company is subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses of the intellectual property which is the subject of asserted infringement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of National TechTeam, Inc. and Subsidiaries are included in Item 8:


---------------------------------------------------------------------------------------------------------------------
                                                                                                                PAGE
                                                                                                              -------
Report of Ernst & Young LLP, Independent Auditors...........................................................    26
Consolidated Statements of Operations -- Years Ended December 31, 1997, 1996 and 1995........................   27
Consolidated Statements of Financial Position -- December 31, 1997 and December 31, 1996.....................   28-29
Consolidated Statements of Shareholders' Equity -- Years Ended December 31, 1997, 1996 and 1995..............   30
Consolidated Statements of Cash Flows -- Years Ended December 31, 1997, 1996 and 1995........................   31
Notes to the Consolidated Financial Statements..............................................................    32-44


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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

BOARD OF DIRECTORS
NATIONAL TECHTEAM, INC.

We have audited the accompanying consolidated statements of financial position of National TechTeam, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National TechTeam, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                              Ernst & Young LLP

Detroit, Michigan
March 26, 1998

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


--------------------------------------------------------------------------------------------
                                                           YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------
                                                    1997             1996           1995
                                               ----------        ----------      ---------
REVENUES - NOTE B
    Call Center Services ....................   $ 36,203,438    $ 31,433,604    $ 15,123,294
                                                ------------    ------------    ------------
    Corporate Computer Services
       Technical staffing ...................     24,497,669      20,907,237      20,094,950
       Systems integration ..................     13,105,982      12,818,545       7,840,584
       Training programs ....................      7,519,846       7,026,770       4,017,704
                                                ------------    ------------    ------------
    Total Corporate Computer Services .......     45,123,497      40,752,552      31,953,238
                                                ------------    ------------    ------------
TOTAL REVENUES ..............................     81,326,935      72,186,156      47,076,532
COST OF SERVICES DELIVERED ..................     72,806,618      57,176,020      36,475,616
                                                ------------    ------------    ------------
GROSS PROFIT ................................      8,520,317      15,010,136      10,600,916
                                                ------------    ------------    ------------
OTHER EXPENSES/(INCOME)
    Selling, general and administrative .....     14,320,465      10,112,768       6,080,434
    Interest expense ........................         69,492         204,813          78,709
    Interest income .........................     (3,038,555)       (937,234)        (73,830)
                                                ------------    ------------    ------------
                                                  11,351,402       9,380,347       6,085,313
                                                ------------    ------------    ------------
INCOME/(LOSS) BEFORE TAX PROVISIONS .........     (2,831,085)      5,629,789       4,515,603
TAX PROVISIONS - NOTE F .....................       (873,242)      2,583,599       1,891,936
                                                ------------    ------------    ------------
NET INCOME/(LOSS) ...........................   $ (1,957,843)   $  3,046,190    $  2,623,667
                                                ============    ============    ============
BASIC EARNINGS/(LOSS) PER SHARE .............   $      (0.12)   $       0.24    $       0.23
                                                ============    ============    ============
DILUTED EARNINGS/(LOSS) PER SHARE ...........   $      (0.12)   $       0.23    $       0.23
                                                ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING:
    Basic ...................................     15,663,716      12,534,564      11,361,935
    Diluted .................................     15,663,716      13,030,529      11,606,693




                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


--------------------------------------------------------------------------------------
                                                                    DECEMBER 31,
                                     ASSETS                    1997            1996
-------------------------------------------------------   --------------    ----------
CURRENT ASSETS
    Cash and cash equivalents ..........................   $ 24,927,348   $ 46,812,397
    Securities available-for-sale ......................     39,094,615     27,169,703
    Accounts receivable -- Note B ......................     26,479,816     23,228,787
    Refundable income tax ..............................      2,466,777      1,413,461
    Inventories ........................................        218,622        647,565
    Prepaid expenses and other .........................      2,781,777      1,201,865
    Deferred income tax -Note F .......................         338,532        138,700
                                                           ------------   ------------
                                                             96,307,487    100,612,478
                                                           ------------   ------------

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Office furniture and equipment .....................     18,428,968     12,810,673
    Purchased software .................................      2,997,919      1,575,729
    Leasehold improvements .............................      1,600,133      1,380,140
    Transportation equipment ...........................        297,154        192,907
                                                           ------------   ------------
                                                             23,324,174     15,959,449
    Less - Accumulated depreciation and amortization ...      9,599,982      5,122,077
                                                           ------------   ------------
                                                             13,724,192     10,837,372
                                                           ------------   ------------

OTHER ASSETS
    Intangibles -- Note A ..............................      7,324,064      2,568,501
    Investment in affiliates ...........................              -        804,516
    Advance to Capricorn Capital Group, Inc. --
      Note Q ...........................................        604,002              -
    Deferred income tax -- Note F ......................      1,689,334        697,000
    Other ..............................................      1,639,582      1,478,451
                                                           ------------   ------------
                                                             11,256,982      5,548,468
                                                           ------------   ------------
TOTAL ASSETS ...........................................   $121,288,661   $116,998,318
                                                           ============   ============



                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

-------------------------------------------------------------------------------------------------------------------
                                                                                              DECEMBER 31,
                                                                                 ----------------------------------
                     LIABILITIES AND SHAREHOLDERS' EQUITY                                1997               1996
                                                                                 ---------------    ---------------
CURRENT LIABILITIES
    Line of credit...........................................................      $          --      $     299,400
    Current portion of long-term debt........................................                 --             62,000
    Accounts payable.........................................................          3,707,985          4,239,363
    Accrued payroll, related taxes and withholdings..........................          4,350,863          3,554,512
    Deferred income tax -- Note F............................................            466,880            389,343
    Deferred revenues and unapplied receipts.................................          1,353,398            255,940
    Accrued expenses and taxes...............................................            533,391            874,329
    Other....................................................................            147,036            319,772
                                                                                  --------------     --------------
                                                                                      10,559,553          9,994,659
                                                                                  --------------     --------------

LONG-TERM LIABILITIES
    Deferred Foundation Platform license fees................................            813,205          2,050,000
    Deferred income tax -Note F.............................................             195,941            162,813
    Other long-term liabilities..............................................            119,765            196,000
    Minority interest........................................................                 --             74,647
                                                                                  --------------     --------------
                                                                                       1,128,911          2,483,460
                                                                                  --------------     --------------

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01
       Authorized -- 5,000,000 shares
       None issued
    Common stock, par value $.01
       Authorized -- 45,000,000 shares
       Issued:
          16,037,700 shares at December 31, 1997.............................            160,377
          15,440,530 shares at December 31, 1996.............................                               154,405
    Additional paid-in capital...............................................        105,586,223         98,636,680
    Retained earnings........................................................          4,509,019          6,466,862
    Other....................................................................            (84,652)                --
                                                                                  --------------     --------------
    Total....................................................................        110,170,967        105,257,947
    Less -- Treasury stock (124,474 shares at December 31, 1997
       and 161,983 shares at December 31, 1996)..............................            570,770            737,748
                                                                                  --------------     --------------
    Total shareholders' equity...............................................        109,600,197        104,520,199
                                                                                  --------------     --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................      $ 121,288,661      $ 116,998,318
                                                                                  ==============     ==============


                            See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


----------------------------------------------------------------------------------------------------------------------------------
                                                          ADDITIONAL       RETAINED        TREASURY
                                         COMMON STOCK    PAID--IN CAPITAL   EARNINGS         STOCK          OTHER
                                        ---------------------------- ------------------------------ ------------------------------

Balance at January 1, 1995...............    $110,520      $ 16,682,701    $   761,205     $       --      $     --
    Proceeds from issuance of 369,472
       shares of common stock
       -- Note G.........................       3,694           573,806             --             --            --
    Proceeds from issuance of 418,500
       shares under stock option
       plans -- Note K...................       4,185           256,475             --             --            --
    Tax benefit from exercise of
      employee stock options and other...          --           310,221             --             --            --
    Purchase of common stock -- Note L...          --                --             --       (907,008)           --
    Net income for 1995..................          --                --      2,623,667             --            --
                                             --------      ------------     ----------       --------      --------
Balance at December 31, 1995.............     118,399        17,823,203      3,384,872       (907,008)           --
    Proceeds from issuance of 3,225,000
       shares of common stock
       -- Note G.........................      32,250        77,819,250             --             --            --
    Proceeds from issuance of 289,100
       shares under stock option
       plans -- Note K...................       2,891           778,469             --             --            --
    Shares issued to acquire Coup, Inc...         800           259,200             --             --            --
    Shares issued to acquire U.S.A.
       Computer Training Centers, Inc....          65            76,277             --             --            --
    Tax benefit from exercise of
       employee stock options and other..          --         1,654,579             --             --            --
    Contribution to 401(k) plan and other          --           225,702             --        169,260            --
    Adjustment to retained earnings to
       align year-ends of pooled                                                                                --
       entities -- Note I................          --                --         35,800             --            --
    Net income for 1996..................          --                --      3,046,190             --            --
                                             --------       -----------    -----------       --------      --------
Balance at December 31, 1996.............     154,405        98,636,680      6,466,862       (737,748)     $     --
    Proceeds from issuance of 328,542
       shares under stock option
       plans -- Note K...................       3,285          1,30,431             --             --            --
    Shares issued to acquire WebCentric
       Communications, Inc...............       2,708         3,992,475             --             --            --
    Shares issued to acquire Drake
       Technologies, Inc.................          23            49,980             --             --            --
    Shares issued to acquire remaining
       25% interest in National
       TechTeam Europe, N.V..............          40            51,212             --             --            --
    Purchase of minority shares of
       Compuflex Systems, Inc............         (84)         (146,250)            --             --            --
    Tax benefit from exercise of
       employee stock options and other..          --         1,241,562             --             --            --
    Contribution to 401(k) plan and other          --           440,133        166,978             --            --
    Unrealized loss on securities
       available-for-sale................          --                --             --             --       (61,822)
    Foreign currency translation
       adjustments.......................          --                --             --             --       (22,830)
    Net loss for 1997....................          --                --     (1,957,843)            --            --
Balance at December 31, 1997.............    $160,377      $105,586,223     $4,509,019      $(570,770)     $(84,652)
                                             ========      ============     ==========      =========      ========

                            See accompanying notes.

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


  ----------------------------------------------------------------------------------------------------------------------
                                                                                    YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------------
                                                                              1996           1995         1997
                                                                          -------------  -------------  --------------
  OPERATING ACTIVITIES
        Net income/(loss)................................................   $ (1,957,843) $  3,046,190   $   2,623,667
        Adjustments to reconcile net income/(loss) to net cash
           provided by/(used in) operating activities:
             Depreciation and amortization..............................       6,547,908     2,942,544       1,864,850
             Provision for uncollectible accounts receivable............         542,175        25,000         153,795
             Treasury stock contributed to 401(k) plan..................         607,111       394,962              --
             Provision for deferred income tax..........................      (1,081,501)     (603,624)        237,895
             Deferred Foundation Platform license fees..................      (1,236,795)    2,050,000              --
             (Gain)/loss on sales of equipment and other................         409,389       (17,860)         55,209

            Changes in current assets and liabilities:
                 Accounts receivable....................................      (3,788,739)   (9,202,315)     (5,602,966)
                 Inventories............................................         428,943       121,980        (269,797)
                 Other current assets...................................      (1,555,534)     (735,115)        (74,320)
                 Accounts payable.......................................        (593,088)    3,185,398         530,062
                 Accrued payroll, related taxes and withholdings........         769,253     1,571,508       1,169,465
                 Federal income tax.....................................      (1,053,316)   (1,573,577)        498,974
                 Deferred revenues and unapplied receipts...............       1,097,458       182,157         384,427
                 Accrued expenses and taxes.............................        (340,938)      874,329         106,042
                 Other current liabilities..............................        (172,736)     (689,866)        (31,352)
                                                                           -------------  ------------  --------------
            Net cash provided by/(used in) operating activities........       (1,378,253)    1,571,711       1,645,951
                                                                           -------------  ------------  --------------
  INVESTING ACTIVITIES
      Purchases of property, equipment and software....................       (6,757,654)   (9,567,746)     (4,815,297)
      Purchases of securities available-for-sale.......................      (34,751,823)  (27,169,703)       (100,000)
      Proceeds from sales of securities available-for-sale.............       22,826,911            --       3,600,000
      Investment in affiliates.........................................               --      (804,516)             --
      Purchase of subsidiaries, net of cash acquired...................       (2,865,483)           --              --
      Advance to Capricorn Capital Group, Inc. ........................         (604,002)           --              --
      Collection/(issuance) of note receivable.........................               --       155,555        (155,555)
      Proceeds from sales of property and equipment....................           46,885        11,000          22,630
      Other - net......................................................         (216,949)       59,359          26,936
                                                                           -------------  ------------  --------------
         Net cash used in investing activities.........................      (22,322,115)  (37,316,051)     (1,421,286)
                                                                           -------------  ------------  --------------
  FINANCING ACTIVITIES
      Proceeds from short-term borrowings..............................               --     8,116,575         310,000
      Proceeds from long-term borrowings...............................               --       480,212         565,998
      Proceeds from issuance of common stock...........................        1,323,716    79,210,360         838,160
      Tax benefit from exercise of employee stock options..............        1,241,562     1,654,579         310,221
      Purchase of Company common stock.................................         (146,334)           --        (907,008)
      Payments on short-term borrowings................................         (299,400)   (8,024,359)        (40,000)
      Payments on long-term borrowings.................................         (258,000)     (919,174)       (206,652)
      Other ...........................................................          (46,225)           --              --
                                                                           -------------  ------------  --------------
         Net cash provided by financing activities.....................        1,815,319    80,518,193         870,719
                                                                           -------------  ------------  --------------
         Increase/(decrease) in cash and cash equivalents..............      (21,885,049)   44,773,853       1,095,384
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................       46,812,397     2,038,544         670,659
                                                                           -------------  ------------  --------------
  CASH AND CASH EQUIVALENTS AT END OF YEAR.............................    $  24,927,348  $ 46,812,397   $   1,766,043
                                                                           =============  ============  ==============


                             See accompanying notes.

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of National TechTeam, Inc., its wholly-owned subsidiaries and the Company's interest in National TechTeam Europe, N.V., a 75%-owned joint venture at December 31, 1996 and a wholly-owned subsidiary at December 31, 1997. Collectively, these companies are referred to as the "Company" or "TechTeam." Intercompany accounts and transactions have been eliminated as appropriate. Certain reclassifications have been made to the 1996 and 1995 financial statements in order to conform to the 1997 financial statement presentation.


CASH AND CASH EQUIVALENTS:

Cash includes both interest bearing and non-interest bearing deposits which are available on demand. Cash equivalents include all liquid investments with a maturity of three months or less when purchased, including money market funds held at banks.


SECURITIES AVAILABLE-FOR-SALE:

The Company's management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities available-for-sale are stated at fair value with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Unrealized losses, net of tax, at December 31, 1997 were $61,822. At December 31, 1996 securities available-for-sale approximated cost. Securities available-for-sale are invested primarily in obligations of states and other political subdivisions.


INVENTORIES:

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market and consist principally of computer equipment and software.


PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE:

Property, equipment and purchased software for internal use are stated at cost. Property and equipment are depreciated on the straight-line method over their estimated useful lives, ranging from 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful lives of the improvements. Purchased software is amortized over 3 to 5 years.

                   NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


INTANGIBLES:

Goodwill represents the excess cost over the fair value of net assets acquired. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. Certain costs are incurred by the Company to develop software tools. These tools are utilized in providing information technology support services to customers. Intangibles include the following:


----------------------------------------------------------------------------------------------------------------------

                                                                   DECEMBER 31,
                                                           -----------------------------
                                                                                             AMORTIZATION PERIOD
                                                               1997            1996           (STRAIGHT LINE BASIS)
                                                           -------------   -------------    --------------------------
Goodwill..............................................     $  3,280,915    $  2,060,517           5 to 10 years
Foundation Platform...................................        5,408,081              --              7 years
Other software tools..................................        1,670,139       1,341,599              7 years
                                                           ------------    ------------
                                                             10,359,135       3,402,116
Less: Accumulated amortization........................        3,035,071         833,615
                                                           ============    ============
                                                           $  7,324,064    $  2,568,501
                                                           ============    ============



REVENUE RECOGNITION:

Revenues from Call Center Services and Corporate Computer Services are recognized as services are performed. Revenues from product sales are recognized when title is transferred to the client. Under the terms of certain Call Center Services contracts, clients are required to pay certain amounts at the commencement of the contract, which payments are non-refundable and as to which the Company has no further service obligation. Amounts billed under this provision of such contracts aggregated $618,100 in 1996 and $1,655,700 in 1995; these amounts were recognized as revenues when billed. No such amounts were billed in 1997. The Company has also licensed customers to use its Foundation Platform, a software product developed by the Company's wholly-owned subsidiary, WebCentric Communications, Inc. Revenues from these licenses are recognized either: (1) on a usage basis, when the licenses are granted in connection with on-going services; (2) as the expenses of the transaction are recognized in those instances where the license was granted in connection with a contemporaneous purchase; or (3) as lump sum fees when the client acquires the rights to use and is allowed access to the Foundation Platform without any on-going service obligation by the Company.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


DEFERRED REVENUE:

TechTeam receives advance payments from clients under certain lease and maintenance agreements. These payments are recognized as revenues when earned. At December 31 these amounts are expected to be earned in the subsequent year. See "Revenue recognition" regarding deferred Foundation Platform license fees.


DEFERRED INCOME TAXES:

Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.


STOCK OPTIONS:

TechTeam accounts for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.


EARNINGS PER SHARE:

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of common share equivalents. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts, both basic and diluted, are disclosed for all periods presented and, where appropriate, have been restated to conform to the Statement 128 requirements.

The computation of earnings per share is as follows:


--------------------------------------------------------------------------------------------------------------
                                                                            YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                   1997             1996           1995
                                                               ------------   --------------  ----------------
BASIC
Average shares outstanding .................................     15,663,716      12,534,564     11,361,935
Net income/(loss) ..........................................   $ (1,957,843)   $  3,046,190   $  2,623,667
Per share amount ...........................................   $      (0.12)   $       0.24   $       0.23

DILUTED
Average shares outstanding .................................     15,663,716      12,534,564     11,361,935
Net effect of dilutive stock options and warrants - based on
    the treasury stock method using average market price ...             --         326,735        155,797
Total ......................................................     15,663,716      12,861,299     11,517,732
Net income/(loss) ..........................................   $ (1,957,843)   $  3,046,190   $  2,623,667
Per share amount ...........................................   $      (0.12)   $       0.23   $       0.23



USE OF ESTIMATES:

Preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions made.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

The 1995 and 1996 financial statements have been restated to reflect the acquisition of Compuflex Systems, Inc. -- see Note I.

The Company also has restated the originally issued 1996 financial statements. The restatements relate to: (1) Certain license fee revenues related to contemporaneous purchase/sale transactions between the Company and the licensees of its software products occurring in the fourth quarter 1996. Those revenues have now been deferred and will be recognized as income in future periods when the expenses of the related contemporaneous purchase/sale transactions are recognized. (2) Certain compensation-related adjustments and other adjustments dealing with the accrual of payroll expenses and revenues.


NOTE B - DESCRIPTION OF THE BUSINESS

The Company provides call center services and corporate computer services for major companies on an international scale. Revenues and accounts receivable from clients for which revenues exceeded 5% of total revenues for any of the periods presented are summarized as follows.




----------------------------------------------------------------------------------
                                                     YEAR ENDED DECEMBER 31,
                                            --------------------------------------
                                                1996         1995         1997
                                            -----------   ----------   -----------
Hewlett-Packard Company
    Revenues for the period ............   $17,361,703   $19,266,318   $ 7,269,445
    Accounts receivable at end of
     period ............................     2,612,113     3,104,422     2,923,934
Ford Motor Company
    Revenues for the period ............    17,336,957    16,311,769    15,584,964
    Accounts receivable at end of
     period ............................     3,438,586     5,052,263     4,863,948
Chrysler Corporation
    Revenues for the period ............    11,890,335     5,485,038     4,162,419
    Accounts receivable at end of
     period ............................     3,362,522     1,843,888     1,221,121
United Parcel Service
    Revenues for the period ............     5,265,504     2,423,552
    Accounts receivable at end of
     period ............................       664,465     1,017,502
Corel Corporation
    Revenues for the period ............            --       268,459     2,737,601
    Accounts receivable at end of
     period ............................            --            --       268,550


Allowances for potentially uncollectible accounts receivable were as follows:
December 31, 1997 -- $787,175; December 31, 1996 -- $245,000. The Company
generally does not require collateral from its clients. Actual write-offs for bad debt approximated $446,000, $265,000 and $123,000 in 1997, 1996 and 1995,
respectively. These amounts are consistent with managements expectations.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C - LEASES

The Company leases its call center facilities, corporate and other offices and certain office equipment under noncancelable operating leases. These leases are renewable with various options and terms. Total rental expense was $2,440,544 in 1997, $2,028,618 in 1996, and $1,496,574 in 1995.

Minimum future payments under noncancelable operating leases with initial terms of one year or more at December 31, 1997 were:





--------------------------------------------------------------------------------
                             YEAR                                       AMOUNT
---------------------------------------------------------------   --------------
1998 .........................................................       $ 3,418,638
1999 .........................................................         3,343,748
2000 .........................................................         2,950,841
2001 .........................................................         1,361,965
2002 .........................................................         1,233,546
2003 and thereafter, through 2006 ............................         3,327,774
                                                                     -----------
                                                                     $15,636,512
                                                                     ===========


NOTE D - FINANCING ARRANGEMENTS

TechTeam has agreements with NBD Bank and Chase Manhattan Bank which provide for short-term borrowings of up to $25,000,000 and $310,000, respectively; both lines-of-credit are unsecured. NBD Bank borrowings are at the prime rate and Chase Manhattan Bank borrowings are at prime plus 1.5%. There were no borrowings under these lines at December 31,1997.

The following amounts relate to short-term borrowings:


--------------------------------------------------------------------------------------------------------------------
                                             MAXIMUM AMOUNT         AVERAGE DAILY AMOUNT            AVERAGE COST OF
               BORROWED                         BORROWED                  BORROWED                    BORROWINGS
-------------------------------------   -----------------------   -----------------------    -----------------------
Year ended December 31,
    1997............................         $   299,400               $   187,022                    8.50%
    1996............................           6,300,000                   545,584                    8.38
    1995............................             400,000                     9,916                    8.88



Interest paid was $69,492 in 1997, $204,813 in 1996, and $78,709 in 1995.

NOTE E - EMPLOYEE RETIREMENT PLAN

The Company has a 401(k) Retirement Savings Plan which covers substantially all employees. Under the provisions of the Plan, the Company will match employee contributions in amounts up to 3% of gross compensation subject to statutory limitations; contributions were $623,839 in 1997, $350,425 in 1996, and $247,181 in 1995. The Company's policy is to fund employee contributions and the Company's matching contributions each pay period. Contributions are deposited with the trustee, NBD Bank, and then invested in six funds at the direction of the participants. Effective in 1996, the Company's matching contributions are credited only to the National TechTeam Stock Fund for the benefit of each participant.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F - TAX PROVISIONS

Tax provisions are as follows:



---------------------------------------------------------------------------------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                        1996           1995                1997
                                                    ----------      ----------          -----------
Federal income tax:
    Currently payable ....................     $   109,158         $ 2,555,823         $ 1,327,267
    Deferred (credit) ....................      (1,162,200)           (681,224)            154,669
                                               -----------         -----------         -----------
    Total ................................      (1,053,042)          1,874,599           1,481,936
Michigan single business tax..............         155,600             709,000             410,000
State income taxes .......................          24,200                  --                  --
                                               ===========         ===========         ===========
                                               $  (873,242)        $ 2,583,599         $ 1,891,936
                                               ===========         ===========         ===========
Tax payments .............................     $   727,641         $ 2,310,000         $   905,000
                                               ===========         ===========         ===========



A reconciliation of the Federal income tax provision and the amount computed by applying the Federal statutory income tax rate to income before Federal income tax follows:


--------------------------------------------------------------------------------------------------
                                                                   YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                             1996           1995            1997
                                                            -------        -------         -------
Income tax at Federal statutory rate of 34% ..........   $(1,023,701)   $ 1,673,068    $ 1,395,905
 Goodwill, intangibles and other permanent
   differences .......................................        20,912        225,721        111,031
 Other ...............................................       (50,253)       (24,190)       (25,000)
                                                         ===========    ===========    ===========
                                                         $(1,053,042)   $ 1,874,599    $ 1,481,936
                                                         ===========    ===========    ===========


The principal components of deferred income tax balances, and the classification thereof in the Consolidated Statements of Financial Position, are as follows:


------------------------------------------------------------------------------------------------------------------------
                                                                             DECEMBER 31,
                                                      --------------------------------------------------------------

                                                                  1997                              1996
                                                      -----------------------------   ------------------------------
                                                         ASSETS        LIABILITIES        ASSETS       LIABILITIES
                                                      -------------   -------------   -------------    -------------
Allowance for uncollectible accounts receivable..      $   282,246     $        --     $    76,500      $        --
Deferred Foundation Platform license fees........        1,689,334              --         697,000               --
Other............................................           56,286         376,126          62,200          276,700
Prepaid expenses.................................               --         102,480              --          112,643
Accelerated tax depreciation.....................               --         184,215              --          162,813
                                                      =============   =============   =============    =============
                                                       $ 2,027,866     $   662,821     $   835,700      $   552,156
                                                      =============   =============   =============    =============

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE G - STOCK TRANSACTIONS

A summary of stock transactions other than those discussed in Notes H, I, J, K and L for the three years ended December 31, 1997 is as follows:



-----------------------------------------------------------------------------------------------------------
                                                                                SHARES          PROCEEDS
                                                                           --------------    --------------
1995
    Private placement of common shares.................................          369,472      $    577,500
1996
    Public offering of shares @ $24.14, net of underwriters discount...        3,225,000      $ 77,851,500


NOTE H - ACQUISITION OF WEBCENTRIC COMMUNICATIONS, INC.

TechTeam acquired 15% of the shares of WebCentric Communications, Inc. ("WebCentric") in September 1996 and the remaining 85% of the shares on January 3, 1997. The transaction was structured as a cash and stock-for-stock exchange. Cash totaling $2,330,449 and 270,848 shares (valued at $3,995,183) of TechTeam's unrestricted and restricted common stock were issued. The purchase method of accounting was used to record the acquisition and $1,000,000 was recorded as goodwill and $5,408,081 was allocated to the software tool known as the Foundation Platform - see Note A, Intangibles.

Unaudited pro forma results of operations for the year ended December 31, 1996, assuming the acquisition took place on January 1, 1996, are as follows:


Net revenues................................................  $ 72,223,000
Gross profit................................................    13,371,000
Net income..................................................     1,896,000
Net income per common share.................................          0.15



The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I - ACQUISITION OF COMPUFLEX SYSTEMS, INC.

On July 30, 1997, the Company acquired Compuflex Systems, Inc. ("Compuflex"), currently known as National TechTeam of New Jersey, Inc. The Company acquired 98% of the issued and outstanding shares of Compuflex's common stock in exchange for 509,034 shares of common stock of the Company at the ratio of 1 Company share for each 7.01 shares of Compuflex. The remaining 2% of the issued and outstanding shares of Compuflex were acquired for cash of $146,334. The market value of the common stock and cash used in the acquisition approximated $8.5 million. Outstanding Compuflex stock options were converted into options to purchase 170,470 shares of the Company's common stock.

Compuflex provides technical staffing services. This acquisition has been accounted for as a pooling of interests and, accordingly, the Consolidated Financial Statements include the accounts of Compuflex for all periods presented.

Prior to the combination, Compuflex's fiscal year ended July 31. In recording the pooling of interests combination, Compuflex's financial statements for the twelve months ended January 31, 1997 were combined with National TechTeam's financial statements for the year ended December 31, 1996. Compuflex's financial statements for the years ended July 31, 1996 and July 31, 1995 were combined with National TechTeam's financial statements for the year ended December 31, 1995 and December 31, 1994, respectively, causing certain differences in carryover balances. Compuflex's unaudited results of operations for the six months ended July 31, 1996 included sales of $2,828,900 and a net loss of $35,800. An adjustment has been made to stockholders' equity as of December 31, 1996 for $35,800 to eliminate the effect of including Compuflex's results of operations for the six months ended July 31, 1996, in both the years ended December 31, 1996 and 1995.

The results of the operations for the previously separate companies and the combined amounts presented in the Consolidated Statements of Operations are as follows:


------------------------------------------------------------------
                       SIX MONTHS          YEAR ENDED
                         ENDED             DECEMBER 31,
                     --------------------------------------------
                     JUNE 30, 1997        1996          1995
                     -------------   ------------    -----------
Revenues:
    TechTeam         $ 35,792,702    $ 66,887,156   $ 41,713,632
    Compuflex           2,217,088       5,299,000      5,362,900
                     ------------    ------------   ------------
                     $ 38,009,790    $ 72,186,156   $ 47,076,536
                     ============    ============   ============
Net income/(loss):
    TechTeam         $   (254,363)   $  2,940,390   $  2,399,067
    Compuflex            (336,387)        105,800        224,600
                     ------------    ------------   ------------
                     $   (590,750)   $  3,046,190   $  2,623,667
                     ============    ============   ============


NOTE J - RELATED PARTY TRANSACTIONS

TechTeam was involved in the following related party transactions:

     a)   Paid legal fees of $233,570 in 1997, $306,641 in 1996, and $119,876 in
          1995 to law firms whose members included directors, officers or shareholders of TechTeam.
     b)   Paid $245,979 in 1997, $480,488 in 1996, and $39,587 in 1995 for
          employee travel expenses to a travel agency which is 50% owned by a TechTeam director.
     c) Advanced $107,000 to an insurance company in 1995 that carries an insurance policy on the life of an Executive Officer.
     d) Paid $122,660 in 1997 and $59,626 in 1996 for rental expense for an office building leased from a former Executive Officer.
     e)   Guaranteed a loan of $375,000 to a former Executive Officer in 1996.
     f) In connection with the Company's acquisition of certain software in 1995, the Company issued 142,653 shares of common stock to the developer of the software. The developer is wholly-owned by directors and officers of Compuflex Systems, Inc.

NOTE K - STOCK OPTIONS

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

Pro forma information regarding net income/(loss) and earnings/(loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 through 1997: a range of risk-free interest rates of 5% to 7% based on the expected life of the options; a volatility factor of the expected market price of the Company's common stock of .841; and a weighted-average expected life of the option of three years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:



--------------------------------------------------------------------------------------------------------------------
                                                                           1997             1996             1995
                                                                       ------------     ------------     ------------
Pro forma net income/(loss)...................................        $ (3,979,297)     $ 2,328,090      $  2,455,351
Pro forma basic and diluted earnings/(loss) per share.........        $      (0.25)     $      0.18      $       0.21


                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE K - STOCK OPTIONS (continued)

A summary of the Company's stock option activity, and related information, follows:


------------------------------------------------------------------------------------------------------------------------
                                                  EMPLOYEES                  DIRECTORS                   OTHERS
                                         ---------------------------- ------------------------- ------------------------
                            TOTAL                         AVERAGE                   AVERAGE                  AVERAGE
                           SHARES          SHARES          PRICE          SHARES     PRICE        SHARES      PRICE
                         -----------     -----------    ----------     ----------- ---------    ---------   ---------
Outstanding at
 January 1, 1995.........  1,110,265        772,412       $  3.44         335,000   $  3.13          2,853    $ 35.05
 Granted.................    338,000        338,000  (1)     4.61              --                       --
 Exercised...............   (418,500)      (233,500)         0.65        (185,000)     0.59             --
 Canceled................   (208,000)      (208,000) (1)     5.97              --                       --
                         -----------     ----------                   -----------               ----------
Outstanding at
 December 31, 1995.......    821,765        668,912          4.22         150,000      6.27          2,853      35.05
 Granted.................    759,707        606,165         20.09         139,275     11.02         14,267       4.94
 Exercised...............   (289,100)      (259,100)         2.71         (30,000)     5.55             --
 Canceled................   (117,500)       (57,500)        19.37         (60,000)     5.00             --
                         -----------     ----------                   -----------               ----------
Outstanding at
 December 31, 1996.......  1,174,872        958,477         13.76         199,275     10.10         17,120       9.96
 Granted.................    502,496        462,496         12.27          40,000     23.00             --
 Exercised...............   (328,542)      (204,275)         3.06        (110,000)     6.24        (14,267)      4.94
 Canceled................   (108,500)      (108,500)        21.11              --                       --
                         -----------     ----------                   -----------               ----------
Outstanding at
 December 31, 1997.......  1,240,326 (2)  1,108,198         14.44         129,275     19.55          2,853      35.05
                         ===========     ==========                   ===========               ==========



(1) In February 1995, the Company cancelled 183,000 options at prices ranging from $5.00 to $6.38 and regranted them at $4.50.

(2) The following table summarizes certain information about stock options outstanding at December 31, 1997:



------------------------------------------------------------------------------------------------------------------------
                                         OPTIONS EXERCISABLE                                OPTIONS OUTSTANDING
-------------------------------------------------------------------------------   --------------------------------------
                                             WEIGHTED -           WEIGHTED -                               WEIGHTED -
    RANGE OF            NUMBER OF             AVERAGE            AVERAGE PER         NUMBER OF            AVERAGE PER
   PER SHARE             OPTIONS             REMAINING          SHARE EXERCISE        OPTIONS           SHARE EXERCISE
 EXERCISE PRICE        OUTSTANDING        EXERCISE PERIOD          PRICE            EXERCISABLE             PRICE
-----------------    -----------------   -----------------    -----------------   -----------------   ------------------
 $ 2.00 - $ 7.71        368,477                2.7                $  4.48               78,625             $  5.16
  10.00 -  13.75        377,000                4.5                  10.26                   --                  --
  20.00 -  25.75        491,996                4.1                  24.91              175,996               24.66
           35.05          2,853                3.0                  35.05                   --                  --

NOTE L - STOCK BUY-BACK PROGRAMS

In February 1995, the Board of Directors of the Company authorized a stock buy-back program. The program provided for the open market purchase of up to $4,000,000 of the Company's common stock. The repurchase program terminated July 31, 1995 with 200,000 shares repurchased at a total cost of $907,008.

In February 1998, the Board of Directors of the Company authorized a stock repurchase program. The program provides for the open market and other purchase of up to 1,500,000 shares of the Company's common stock. Unless earlier curtailed or extended, the program will be in effect until August 1998.

NOTE M - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly consolidated results of operations are summarized as follows:


--------------------------------------------------------------------------------------------------------------------
                                                                          QUARTER ENDED
                                               ---------------------------------------------------------------------
                                                  MARCH 31,         JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                               ---------------- ----------------- ----------------- ----------------
1995
    Revenues................................      $  9,661,595     $  10,888,283     $  11,510,833     $ 15,014,921
    Income before tax provisions............         1,127,662         1,478,894           913,675          995,372
    Net income..............................           670,627           904,109           488,540          560,391
    Earnings per share......................              0.06              0.08              0.04             0.05

1996
    Revenues................................      $ 15,573,611     $  17,494,127     $  19,687,472     $ 19,460,846
    Income before tax provisions............         1,619,731         1,649,456         1,887,692          472,910
    Net income..............................           941,331           932,756         1,095,692           76,411
    Earnings per share......................              0.08              0.08              0.09             0.00

1997
    Revenues................................      $ 18,576,592     $  19,433,198     $  20,019,438     $ 23,297,707
    Loss before tax provisions..............          (330,863)         (333,697)       (1,873,492)        (293,033)
    Net loss................................          (364,353)         (226,397)       (1,201,228)        (165,865)
    Loss per share..........................             (0.02)            (0.01)            (0.08)           (0.01)



Quarterly earnings per share may not add to annual earnings per share because of rounding and new shares issued during the year.

Amounts previously reported for the third quarter 1997 and the nine months then ended have been revised reflecting correction of computational errors made when the financial statements of Compuflex were first pooled with TechTeam - see Note
I. The impact of these corrections on previously reported amounts is as follows:



------------------------------------------------------------------------------------------
                                                        (INCREASE)/DECREASE
                                      ----------------------------------------------------
                                                                      NINE MONTHS ENDED
                                            THIRD QUARTER 1997       SEPTEMBER 30, 1997
                                           ----------------------   ----------------------
Revenues                                        $ 475,148               $(1,741,940)
Loss before tax provisions                       (350,286)                 (970,683)
Net loss                                         (231,386)                 (567,773)
Loss per share                                      (0.02)                    (0.03)

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE N - LEGAL PROCEEDINGS

The Company and two of its officers have been named as defendants in a putative consolidated class action filed in the United States District Court for the Eastern District of Michigan. On January 22, 1998 four original actions, all filed between August 27 and October 24, 1997, were consolidated into a single action. Plaintiffs in the underlying actions purport to represent various classes consisting of all persons who purchased shares of the Company's common stock during certain class periods, the longest of which was from September 27, 1996 through July 18, 1997. Plaintiffs allege in their complaints that the Company and the individual defendants engaged in a scheme to artificially inflate the price of the Company's common stock by improperly accelerating the recognition of revenue from the licensing of the Company's proprietary software. Plaintiffs assert claims against all defendants for alleged violations of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants for alleged "controlling person" liability under Section 20(a) of the Securities Exchange Act. The Company and the individual defendants believe that they have meritorious defenses to plaintiffs' claims, and they intend to defend the action vigorously. However, because of the early stage of this litigation, it is impossible to predict the outcome of the litigation or a range of possible recovery, if any, by the plaintiffs. Accordingly, no provision for any such liability or the costs of defense has been made in the accompanying financial statements. The Company believes that these costs will be covered, at least in part, by insurance.

In addition, the Company is the subject of a related investigation initiated on September 9, 1997 by the United States Securities and Exchange Commission ("SEC"). The SEC has stated that the purpose of the investigation is to determine whether the Company may have violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with its recognition of revenue from the licensing of its proprietary software. This investigation is ongoing and the outcome cannot be predicted at this time, although the Company believes it has complied fully with all applicable provisions of the federal securities laws.

NOTE O - RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

In June 1997, The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which requires that an enterprise classify items of other comprehensive income, as defined therein, by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company intends to fully comply with the provisions of this statement upon its required adoption in 1998, and does not anticipate a significant impact to the financial statements.

Also in June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement established standards for reporting financial and descriptive information about operating segments. Under Statement No. 131, information pertaining to the Company's operating segments will be reported on the basis that is used internally for evaluating segment performance and making resource allocation determinations. The Company intends to provide financial and descriptive information about its reportable operating segments to conform to the requirements upon its required adoption in 1998.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE P - PREFERRED SHARE PURCHASE RIGHTS

On April 29, 1997, the Company's Board of Directors authorized the distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of Common Stock of the Company. The terms of the rights plan are described in the Rights Agreement between the Company and U.S. Stock Transfer Corporation, dated May 6, 1997, which became effective May 7, 1997. Each Right entitles shareholders to buy one one-hundredth of a share of a new series of preferred stock at a price of $80.

As distributed, the Rights trade together with the Common Stock of the Company and do not have any separate voting powers. They may be exercised or traded separately only after the earlier to occur of: (i) 10 days after any person or group of persons acquires 15% or more of the Company's Common Stock, (ii) 10 business days after a person or group of persons announces an offer which, if completed, would result in its owning 15% or more of the Company's Common Stock, or (iii) promptly after a declaration by the Board that a person who acquires 15% or more of the Company's Common Stock is an "Adverse Person" as defined by the Rights Agreement. Additionally, if the Company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the Right's exercise price, shares of the acquiring Company's Common Stock (or stock of the Company if it is the surviving corporation) having a market value of twice the Right's exercise price.

The Rights may be redeemed at the option of the Board of Directors for $.01 per Right at any time before a person or group of persons accumulates 15% or more of the Company's Common Stock. At any time after a person or group of persons acquires 15% but before the person or group of persons has acquired 50% of outstanding shares of Common Stock, the Board may exchange each Right for one share of Common Stock. The Board may amend the Rights at any time without shareholder approval. The Rights will expire by their terms on May 6, 2007.

NOTE Q - ACQUISITION OF CAPRICORN CAPITAL GROUP, INC.

In January 1998 TechTeam acquired all of the capital stock of Capricorn Capital Group, Inc. ("Capricorn") in exchange for a base consideration consisting of 350,000 unrestricted and 150,000 restricted shares of TechTeam common stock plus a contingent payment based upon Capricorn's earnings performance in the three-year period following the acquisition. The base consideration was valued at $4,875,000. The purchase method of accounting will be used to record the transaction and goodwill will be recorded.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in accountants, disagreements, or other events requiring reporting under this Item.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required is set forth under the caption "Election of Directors and Management Information" in the Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be held on May 26, 1998, which is incorporated herein by reference.

Information required pertaining to compliance with Section 16(a) of the Securities and Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be held on May 26, 1998, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required is set forth under the caption "Executive Compensation" in the Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be held on May 26, 1998, which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required is set forth under the caption "Election of Directors and Management Information - Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Executive Officers" in the Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be held on May 26, 1998, which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required is set forth under the caption "Executive Compensation - Certain Relationships and Related Transactions" in the Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be held on May 26, 1998, which is incorporated herein by reference.



                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a)   Certain documents filed as part of the Form 10-K.

          See Item 8. Financial Statements and Supplementary Data and (d) below.

     b)   Reports on Form 8-K.

          Reports on Form 8-K filed by the Company during the last quarter of the year ended December 31, 1997:

              November 17, 1997 -- TechTeam issued 4,000 shares of its common stock to Paratel NV as part of the consideration for Paratel's 25% interest in National TechTeam Europe, NV.

              December 19, 1997 -- 1994, 1995 and 1996 financial statements restated to include the accounts of Compuflex Systems, Inc., which was acquired by the Company on July 30, 1997 in a transaction accounted for as a pooling of interests.

     c)   Exhibits required by Item 601 of Regulation S-K.

          The response to this portion of Item 14 is submitted as a separate section of this Report under the caption, Index of Exhibits.

     d)   Financial statements schedules required by Regulation S-X.

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


                           NATIONAL TECHTEAM, INC.


Date: March 31, 1998    By: /s/Lawrence A. Mills       Lawrence A. Mills
      --------------        ---------------------      Senior Vice President,
                                                       Chief Financial Officer,
                                                       Treasurer and Secretary




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 31, 1998.



/s/William F. Coyro Jr.
------------------------------------------------------                   Director, Chairman of the Board,
William F. Coyro Jr.                                                     Chief Executive Officer

/s/Kim A. Cooper
------------------------------------------------------                   Director
Kim A. Cooper

/s/Wallace D. Riley
------------------------------------------------------                   Director
Wallace D. Riley

/s/Richard G. Somerlott
------------------------------------------------------                   Director
Richard G. Somerlott

/s/LeRoy H. Wulfmeier III
------------------------------------------------------                   Director
LeRoy H. Wulfmeier III

/s/David P. Grunsted
------------------------------------------------------                   Assistant Controller
David P. Grunsted (Acting Chief Accounting Officer)



                                INDEX OF EXHIBITS

All exhibits listed below that include a * indicate exhibits that are incorporated by reference. See the footnotes following the list of exhibits to locate those exhibits. All other exhibits are filed as part of this Form 10-K Report.



---------------------------------------------------------------------------------------------------------------------
    EXHIBIT                                                                                                   PAGE
    NUMBER                                              EXHIBIT                                              NUMBER
    -------      -------------------------------------------------------------------------------------       ------
       2.1       Agreement and Plan of Merger dated December 23, 1996 between National TechTeam, Inc.,          *12
                 TechTeam Training Inc., WebCentric Communications, Inc. and Daniel L. Kemp.

       2.2       Stock Exchange Agreement and Agreement and Plan of Merger dated July 30, 1997 between          *14
                 National TechTeam, Inc., TechTeam Acquisition No. 1, Inc., Compuflex Systems, Inc. and
                 Srini Vasan.

       2.3       Agreement and Plan of Merger dated January 19, 1998 by and between David M. Sachs,             *15
                 Capricorn Capital Group, Inc., BM Woodbridge Place 104, Inc. and National TechTeam, Inc.

       2.4       Limited Partnership Agreement of GE TechTeam, L.P. (formerly Support Central, L.P.)             --
                 dated as of October 1, 1997.

       3.1       Certification of Incorporation of National TechTeam, Inc. filed with the Delaware               *1
                 Secretary of State on September 14, 1987.

       3.2       Certificate of Amendment dated November 27, 1987 to the Company's Certification of              *2
                 Incorporation to change the par value from $.001 to $.01 per share.

       3.3       Restated Bylaws of National TechTeam, Inc.                                                      *5

       4.1       1990 Nonqualified Stock Option Plan.                                                            *3

       4.2       Form of Stock Option Agreement used for grant of options to employees under the 1990            *4
                 Nonqualified Stock Option Plan.

       4.3       1996 Nonemployee Directors Stock Plan.                                                          *9

       4.4       Rights Agreement dated as of May 6, 1997, between National TechTeam, Inc. and U.S. Stock       *13
                 Transfer Corporation, as Rights Agent, which includes as
                 Exhibit A thereto the Form of Certificate of Designations, as
                 Exhibit B thereto the Form of Right Certificate, and as Exhibit
                 C thereto the Summary of Rights to Purchase Preferred Stock.

       10.1 Lease Agreement for office space in Southfield, Michigan known as Suite 171, 17197 N. *6 Laurel Park Drive between the Company and Eleven Inkster Associates dated September 29, 1993.

       10.2      Lease Amendment for office space in Southfield, Michigan known as Suite 171, 17197 N.           *6
                 Laurel Park Drive between the Company and Eleven Inkster Associates dated December 7,
                 1993.

       10.3      Lease Amendment for office space in Southfield, Michigan known as Suite 171, 17197 N.           *7
                 Laurel Park Drive between the Company and Eleven Inkster Associates dated January 23,
                 1995.

       10.4      Lease for office space in Dallas, Texas known as Lyndon Plaza between the Company and           *8
                 Dallas Lyndon Corporation dated August 17, 1995.

       10.5      Lease for office space in Troy, Michigan known as Troy
                 Officenter B between the Company *8 and WRC Properties, Inc.
                 dated November 16, 1995.


All exhibits listed below that include a * indicate exhibits that are incorporated by reference. See the footnotes following the list of exhibits to locate those exhibits. All other exhibits are filed as part of this Form 10-K Report.


------------------------------------------------------------------------------------------------------------------------
    EXHIBIT                                                                                                      PAGE
    NUMBER                                              EXHIBIT                                                 NUMBER
    -----------  ------------------------------------------------------------------------------------------  -----------
       10.6      Office Space Lease for office space in Indianapolis, Indiana known as Market Square             *8
                 Center Building between the Company and MET Life International
                 Real Estate Partners Limited Partnership dated November 27,
                 1995.

       10.7      Third Amendment Lease Agreement dated March 29,1996 for office space in Southfield,             *9
                 Michigan between Eleven Inkster Associates and the Company.

       10.8      Master Demand Business Loan Note in the principal amount of $25,000,000 between the             --
                 Company and NBD Bank dated April 2, 1997.

       10.9      Lease for office space in Dearborn, Michigan between the Company and Dearborn Atrium           *10
                 Associates Limited Partnership dated November 18, 1996.

      10.10      Master Purchase Agreement between Capricorn Capital Group, Inc. and the Company dated          *11
                 March 28, 1997.

      10.11      Employment Agreement dated December 19, 1997 between National TechTeam, Inc. and Harry          --
                 A. Lewis.

      10.12      Amendment No. 2 to the Lease Agreement between Dallas Lyndon Corporation, as Landlord,          --
                 and National TechTeam, Inc., as Tenant, dated January 16, 1998.

        21       List of subsidiaries of National TechTeam, Inc.                                                 53

        23       Consent of Ernst & Young L.L.P.                                                                 54

        27 Financial Data Schedule (for SEC use only) (filed herewith).


-------------------------------------------------------------------------------------------------------------
   *1      Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.
   *2      Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No.
           33-26689), filed as Exhibit 3.2 thereto.
   *3      Incorporated by reference to the Company's Annual Report on Form
           10-K for the year ended December 31, 1990, filed as Exhibit 4.14 thereto.
   *4      Incorporated by reference to the Company's Registration Statement on Form S-2 (Registration No.
           33-67904.)
   *5      Incorporated by reference to the Company's 1991 Proxy Statement dated
           May 24, 1991, filed as Exhibit A thereto.
   *6      Incorporated by reference to the Company's Annual Report on Form
           10-KSB for the year ended December 31, 1993.
   *7      Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
   *8      Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
   *9      Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No.
           333-10687.)
   *10     Incorporated by reference to the Company's Annual Report on Form 10-K dated December 31, 1996.
   *11     Incorporated reference to the Company's Amended Annual Report on Form 10-K for the year ended
           December 31, 1996.
   *12     Incorporated by reference to the Company's Report on Form 8-K dated January 3, 1997.
   *13     Incorporated by reference to the Company's Registration Statement on Form 8-A dated May 9, 1997.
   *14     Incorporated by reference to the Company's Report on Form 8-K dated July 30, 1997.
   *15     Incorporated by reference to the Company's Report on Form 8-K dated February 13, 1998.
