Form 10-Q
period 1998-03-31
NATIONAL TECHTEAM INC /DE/
filed 1998-05-15
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 1998



  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the transition period from     to
                                                   ---    ---

                         Commission file number 0-16284


                             NATIONAL TECHTEAM, INC.
                          -----------------------------
                         (Name of issuer in its charter)

  DELAWARE                                                            38-2774613
  --------                                                         -------------
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

               [X] Yes  [ ] No

  The number of shares of the registrant's only class of common stock outstanding at May 14, 1998 was 14,824,394.

  THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SERCURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED HEREIN INCLUDING THOSE SET FORTH UNDER "FACTORS AFFECTING FUTURE RESULTS" UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT.

                           NATIONAL TECHTEAM, INC.

                                  FORM 10-Q

                                    INDEX

--------------------------------------------------------------------------------
                                                                           PAGE
                                            INDEX                         NUMBER
--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION

ITEM 1.

Consolidated Statements of Operations                                       3
     Three Months Ended
     March 31, 1998 and 1997

Consolidated Statements of Financial Position                             4 - 5
     March 31, 1998 and December 31, 1997

Consolidated Statements of Cash Flows                                       6
     Three Months Ended
     March 31, 1998 and 1997

Notes to the Consolidated Financial Statements - March 31, 1998
(Unaudited)                                                               7 - 9

ITEM 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                   10 - 18

PART II - OTHER INFORMATION

ITEM 2.

Changes in Securities                                                      19

ITEM 6.

Exhibits and Reports on Form 8-K                                           19

Signatures                                                                 19
--------------------------------------------------------------------------------

                         PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS



                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


-------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED MARCH 31,
                                                               1998            1997
                                                          ------------    ------------
REVENUES
    Call Center Services ................................ $ 12,311,512    $  9,074,422
                                                          ------------    ------------
    Corporate Computer Services
       Technical staffing ...............................    6,626,107       5,686,186
       Systems integration ..............................    2,983,555       2,372,788
       Training programs ................................    2,426,767       1,443,196
                                                          ------------    ------------
    Total Corporate Computer Services ...................   12,036,429       9,502,170
                                                          ------------    ------------
    Leasing and Related Activities ......................    2,109,146              --
                                                          ------------    ------------
TOTAL REVENUES ..........................................   26,457,087      18,576,592
COST OF SERVICES DELIVERED ..............................   22,543,994      16,041,284
                                                          ------------    ------------
GROSS PROFIT ............................................    3,913,093       2,535,308
                                                          ------------    ------------
OTHER EXPENSES/(INCOME)
    Selling, general and administrative .................    3,746,649       3,574,769
    Interest expense ....................................      336,072          15,000
    Interest income .....................................     (614,087)       (723,598)
                                                          ------------    ------------
                                                             3,468,634       2,866,171
                                                          ------------    ------------
INCOME BEFORE TAX PROVISIONS ............................      444,459        (330,863)
TAX PROVISIONS ..........................................      303,400          33,500
                                                          ------------    ------------
NET INCOME .............................................. $    141,059    $   (364,363)
                                                          ============    ============
BASIC EARNINGS PER SHARE ................................ $       0.01    $      (0.02)
                                                          ============    ============
DILUTED EARNINGS PER SHARE .............................. $       0.01    $      (0.02)
                                                          ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic .............................................     15,423,402      15,557,821
    Net effect of dilutive stock options -- based on the
       treasury stock method using average market price..      212,277         349,419
                                                          ------------    ------------
    Diluted .............................................   15,635,679      15,907,240
                                                          ============    ============


                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------
                                ASSETS                           MARCH 31, 1998 DECEMBER 31,1997
---------------------------------------------------------------  -------------- ----------------
CURRENT ASSETS
    Cash and cash equivalents .................................   $ 17,796,143   $ 24,927,348
    Securities available-for-sale .............................     36,075,337     39,094,615
    Accounts receivable (less allowances of $833,024 at .......     32,387,354     26,479,816
       March 31, 1998 and $787,175 at December 31, 1997)
    Refundable income tax .....................................        788,630      2,466,777
    Equipment leased to others ................................     15,957,455             --
    Net investment in deferred financing leases ...............      5,968,778             --
    Net investment in residuals ...............................        977,238             --
    Inventories ...............................................        977,088        218,622
    Prepaid expenses and other ................................      1,917,194      2,781,777
    Deferred income tax .......................................        338,532        338,532

                                                                  ------------   ------------
                                                                   113,183,749     96,307,487
                                                                  ------------   ------------



PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Office furniture and equipment ............................     19,547,670     18,428,968
    Purchased software ........................................      3,546,292      2,997,919
    Leasehold improvements ....................................      1,985,355      1,600,133
    Transportation equipment ..................................        371,134        297,154
                                                                  ------------   ------------
                                                                    25,450,451     23,324,174
    Less-- Accumulated depreciation and amortization ..........     12,053,058      9,599,982
                                                                  ------------   ------------
                                                                    13,397,393     13,724,192
                                                                  ------------   ------------




OTHER ASSETS
    Intangibles (less accumulated amortization of $3,683,609 at
       March 31, 1998 and $3,035, 071 at December 31, 1997) ...      9,577,312      7,324,064
    Advance to Capricorn Capital Group, Inc. ..................             --        604,002
    Deferred income tax .......................................      1,689,334      1,689,334
    Other .....................................................      1,983,245      1,639,582
                                                                  ------------   ------------
                                                                    13,249,891     11,256,982
                                                                  ============   ============
TOTAL ASSETS ..................................................   $139,831,033   $121,288,661
                                                                  ============   ============



                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)



               LIABILITIES AND SHAREHOLDERS' EQUITY               MARCH 31, 1998   DECEMBER 31,1997
---------------------------------------------------------------   --------------   ----------------
CURRENT LIABILITIES
    Accounts payable ..........................................   $   3,792,092    $   3,707,985
    Accrued payroll, related taxes and withholdings ...........       4,079,475        4,350,863
    Deferred income tax .......................................         102,480          466,880
    Deferred revenues and unapplied receipts ..................       1,293,634        1,353,398
    Accrued expenses and taxes ................................         959,605          533,391
    Other .....................................................         674,722          147,036
                                                                  -------------    -------------
                                                                     10,902,008       10,559,553
                                                                  -------------    -------------


LONG-TERM LIABILITIES
    Long-term debt ............................................      17,543,192                -
    Deferred Foundation Platform license fees .................         707,418          813,205
    Deferred income tax .......................................       1,824,175          195,941
    Other long-term liabilities ...............................               -          119,765
                                                                  -------------    -------------
                                                                     20,074,785        1,128,911
                                                                  -------------    -------------

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01
       Authorized -- 5,000,000 shares
       None issued
    Common stock, par value $.01
       Authorized -- 45,000,000 shares
       Issued:
          16,543,300 shares at March 31, 1998 .................         165,433
          16,037,700 shares at December 31, 1997 ..............                          160,377
    Additional paid-in capital ................................     110,583,252      105,586,223
    Retained earnings .........................................       4,650,078        4,509,019
    Other .....................................................        (103,996)         (84,652)
                                                                  -------------    -------------
    Total .....................................................     115,294,767      110,170,967
    Less-- Treasury stock (723,482 shares at March 31, 1998 and
       124,474 shares at December 31, 1997) ...................       6,440,527          570,770
                                                                  -------------    -------------
    Total shareholders' equity ................................     108,854,240      109,600,197
                                                                  -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................   $ 139,831,033    $ 121,288,661
                                                                  =============    =============



                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED MARCH 31,
                                                                -------------------------------
                                                                     1998             1997
                                                                ------------    ---------------

OPERATING ACTIVITIES ..........................................
    Net income ................................................ $    141,059    $   (364,363)
    Adjustments to reconcile net income to net cash ...........
          Cumulative effect of change in acctg principle
          Depreciation and amortization .......................    1,220,051       1,647,544
          Provision for uncollectible accounts receivable .....       45,849          87,253
          Provision for deferred income taxes .................            -      (1,260,200)
          Deferred Foundation Platform license fees ...........     (105,787)      3,485,990
          Long-term accounts receivable from customer .........            -     ( 1,977,566)
          Treasury stock contributed to 401(k) plan ...........      183,626          31,094
          Unrealized gain/(loss) on investments................      (19,910)              -
          Minority interest in net loss of subsidiary .........            -         (27,924)
          Changes in current assets and liabilities:
              Accounts receivable .............................   (4,011,954)       (531,221)
              Inventories .....................................      102,852         (43,416)
              Equipment leased to others.......................    6,841,919               -
              Interest receivable..............................        7,171               -
              Advance to vendors ..............................            -      (1,800,000)
              Other current assets ............................    1,723,832         235,518
              Accounts payable ................................   (9,559,917)       (385,162)
              Accrued payroll, related taxes and withholdings       (271,388)     (1,300,807)
              Federal income tax ..............................    1,428,147       1,054,400
              Deferred revenues and unapplied receipts ........     (123,392)        552,476
              Accrued expenses and taxes ......................      337,087        (165,786)
              Other current liabilities .......................     (146,000)       (141,072)
                                                                ------------    ------------
          Net cash (used in)/provided by operating activities..   (2,206,553)       (903,242)
                                                                ------------    ------------
INVESTING ACTIVITIES
    Purchases of property, equipment and software .............     (640,644)     (1,713,243)
    Purchase of Capricorn Capital Group, Inc.                        278,666               -
    Development of training manuals ...........................            -        (246,547)
    Proceeds from sales of securities available-for-sale ......    3,019,278       3,859,950
    Cash paid in conjunction with purchase of WebCentric,
       net of cash acquired ...................................            -      (1,445,086)
    Other .....................................................     (343,663)         17,614
                                                                ------------    ------------
       Net cash provided by/(used in) investing activities ....    2,313,637         472,688
                                                                ------------    ------------
FINANCING ACTIVITIES
    Proceeds from long-term borrowings ........................   (1,311,790)         55,000
    Purchase of Company stock..................................   (5,950,940)              -
    Proceeds from issuance of common stock ....................       24,440         431,606
    Payments on long-term borrowings ..........................            -         (16,000)
                                                                ------------    ------------
       Net cash provided by financing activities ..............   (7,238,290)        470,606
                                                                ------------    ------------
       Increase/(decrease) in cash and cash equivalents .......   (7,131,206)         40,052
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............   24,927,349      46,812,397
                                                                ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................... $ 17,796,143    $ 46,852,449
                                                                ============    ============

                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1998
                                   (UNAUDITED)

The Annual Report of the Company on Form 10-K for the year ended December 31, 1997 ("The 1997 Form 10-K") contains additional information and should be read in conjunction with this report.

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

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from major clients were as follows:




----------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED MARCH 31,
                                         -----------------------------------------------------------------
                                                    1998                               1997
                                         ------------------------------   --------------------------------
                                            AMOUNT     PERCENT OF TOTAL      AMOUNT       PERCENT OF TOTAL
                                         ----------    ----------------   ------------    ----------------
GE TechTeam, L.P. ................       $4,839,938         18.3%         $         --            --
Chrysler Corporation .............        4,758,157         18.0%            2,136,844          11.5%
Ford Motor Company ...............        3,760,338         14.2%            3,760,760          20.2%
Hewlett-Packard Company ..........        3,533,826         13.4%            5,096,036          27.4%
International provider of shipping
services .........................        1,571,860          5.9%            1,336,317           7.2%

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1998 (continued)
                                   (UNAUDITED)

NOTE C -- LEGAL PROCEEDINGS

Commencing in August 1997, four putative class action complaints were filed against the Company and two of its officers in the United States District Court for the Eastern District of Michigan. On April 13, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases was filed. Plaintiffs purport to represent a class of persons who purchased shares of the Company's common stock between September 27, 1996 and November 14, 1997. The Complaint alleges that the Company and the individual defendants engaged in a scheme to artificially inflate the price of the Company's common stock by improperly accelerating the recognition of revenue from the licensing of the Company's proprietary software. Plaintiffs assert claims against all defendants for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants for alleged "controlling person" liability under Section 20(a) of the Securities Exchange Act. The Company and the individual defendants believe that they have meritorious defenses to plaintiffs' claims, and they intend to defend the action vigorously. However, because of the early stage of this litigation, it is impossible to predict the outcome of the litigation or a range of possible recovery, if any, by the plaintiffs. Accordingly, no provision for any such liability or the costs of defense has been made in the accompanying financial statements. The Company believes that these costs will be covered, at least in part, by insurance.

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

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

NOTE D -- RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement established standards for reporting financial and descriptive information about operating segments. Under Statement No. 131, information pertaining to the Company's operating segments will be reported on the basis that is used internally for evaluating segment performance and making resource allocation determinations. The Company intends to provide financial and descriptive information about its reportable operating segments to conform to the requirements in its annual financial statements for 1998 and quarterly thereafter.

Note E -- Stock Repurchases

In February 1998, the Company announced a stock repurchase program to purchase up to 1,500,000 shares of common stock during the period ending August 15, 1998, unless extended. During the first quarter of 1998, the Company repurchased 567,400 shares for $5,950,940.

NOTE F -- COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported as a separate component of shareholders' equity, to be included in other comprehensive income.

Comprehensive income, net of related estimated tax, amounted to $121,714 and $(364,363) for the quarters ended March 31, 1998 and 1997, respectively. There were no comprehensive income adjustments for the quarter ended March 31, 1997.

NOTE G -- ACQUISITION OF CAPRICORN CAPITAL GROUP, INC.

In January 1998, TechTeam acquired all of the capital stock of Capricorn Capital Group, Inc. ("Capricorn") in exchange for a base consideration consisting of 350,000 unrestricted and 150,000 restricted shares of TechTeam common stock plus a contingent payment based upon Capricorn's earnings performance in the three-year period following the acquisition. The base consideration was valued at $4,875,000. The purchase method of accounting will be used to record the transaction and goodwill will be recorded.

Unaudited pro forma results of operations for the quarter ended March 31, 1997, assuming the transaction took place on January 1, 1996 are as follows:

Net revenues........................       $24,736,437
Gross profit........................         3,387,136
Net loss............................          (392,531)
Net income per common share.........             (0.02)


The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect, among other things, and synergies that might have been achieved from combined operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS


OVERVIEW

The Company originally commenced operations as a value added reseller of computer hardware and software that also provided training for its computer products. During the late 1980's the Company added IT staffing and systems integration services as a complement to its existing training business. In 1993, as a result of the Company's growing expertise in providing IT staffing of on-site help desks, TechTeam entered the call center industry. Today, the Company's IT outsourcing services cover a broad range of IT, including planning, design, implementation and support. Although the Company's services are complementary, TechTeam has divided its service offerings into three divisions, Call Center Services, Corporate Computer Services (technical staffing, systems integration and training programs) and Leasing and Related Services. Revenues from all service offerings are recognized as services are performed.

Call Center Services consist of international telephone support for end-users of computer hardware, software products and services. Call Center Services are billed on a fee per call, fee per time spent on calls or per agent basis, each as negotiated with clients. The Company licenses customers to use its Foundation Platform, a software product developed by the Company's wholly-owned subsidiary, WebCentric Communications, Inc. Revenues from these licenses are recognized either: (1) on a usage basis, when the licenses are granted in connection with on-going services; (2) as the expenses of the transaction are recognized in those instances where the license was granted in connection with a contemporaneous purchase; or (3) as lump sum fees when the client acquires the rights to use and is allowed access to the Foundation Platform without any on-going service obligation by the Company.

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

Leasing and Related Services include services offered by Capricorn Capital Group, Inc. and its affiliate, Capricorn Integrated Technologies Group ("CITG"). Since 1980, Capricorn Capital Group has been providing financing for high technology and capital equipment in the United States and Canada. CITG provides all major brands of computers, peripherals, and components for the corporate environment, as well as custom configurations, installation, component level repair, monitor repair, and remarketing services.

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

The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:



--------------------------------------------------------------------------------
                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                                1998         1997
                                           ------------  --------------
 REVENUES
    Call Center Services ..............         46.5%        48.8%
                                           ---------     --------
    Corporate Computer Services
       Technical staffing .............         25.0         30.6
       Systems integration ............         11.3         12.8
       Training programs ..............          9.2          7.8
                                           ---------     --------
    Total Corporate Computer Services .         45.5         51.2
                                           ---------     --------
    Leasing and Related Activities ....          8.0            -
                                           ---------     --------
TOTAL REVENUES ........................        100.0        100.0
COST OF SERVICES DELIVERED ............         85.2         86.4
                                           ---------     --------
GROSS PROFIT ..........................         14.8         13.6
                                           ---------     --------
OTHER EXPENSES/(INCOME)
    Selling, general and
       administrative..................         14.2         19.2
    Interest expense ..................          1.3          0.1
    Interest income ...................         (2.3)        (3.9)
                                           ---------     --------
                                                13.1         15.4
                                           ---------     --------
INCOME BEFORE TAX PROVISIONS ..........          1.7         (1.8)
TAX PROVISIONS ........................          1.1          0.2
                                           ---------     --------
NET INCOME/(LOSS) .....................          0.5%        (2.0)%
                                           =========     ========




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

TechTeam's business is based on client relationships with major corporations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results -- Impact of Business with Major Clients."

COMPARATIVE PERFORMANCE -- FIRST QUARTER 1998 VERSUS 1997

TechTeam earned a net income of $141,059 or $0.01 per share, for the First Quarter 1998 as compared to a net loss of $364,353, or $0.02 per share, for the First Quarter 1997.


REVENUES

TechTeam's total revenues increased by $7,880,495 in 1998 to $26,457,087, a 42.4% increase over revenues in 1997. Changes in revenues resulted from the following:

Call Center Services

Revenues from Call Center Services increased by $3,237,090 in 1998. This was a
35.7 % increase over Call Center Services revenues in 1997. The increase was primarily driven by revenues for services provided to the Company's joint venture with General Electric Appliances ("GEA") which aggregated $4,839,938 for the first quarter 1998. On March 31, 1998, the Company sold its OEM call center business, consisting of its remaining unexpired contract with Hewlett-Packard Corporation and its contracts with 3Com Corporation, to GEA for $1.4 million. GEA then contributed those contracts to the GE TechTeam joint venture for an agreed value of $1.4 million and an agreement that GEA shall receive all of the joint venture's earnings until GEA has recovered the $1.4 million. First quarter 1998 earnings reflect no amounts related to this sale. TechTeam will recognize the earnings related to this sale as the joint venture records those earnings. The Company believes that the sale of the OEM call center business is consistent with TechTeam's strategic direction to concentrate on corporate help desk solutions. This sale is not expected to result in a significant reduction of present revenues from Call Center Services due to revenues from new contracts recently received by TechTeam. It also allows TechTeam to participate in the consumer and OEM call center business through its joint venture with GE. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results -- Impact of Business with Major Clients" and "Exhibits."

Technical Staffing

Revenues from technical staffing increased by $939,921 in 1998. This was a 16.5% increase over technical staffing revenues in 1997. This increase was due to continued client demand for TechTeam's help desk and computer services personnel at major accounts.

Systems Integration

Revenues from systems integration increased by $610,767 in 1998. This was a 25.7% increase over systems integration revenues in 1997. This increase was due to increased hardware sales and related services.

Training Programs

Revenues from training programs increased by $983,571 in 1998. This was a 68.2% increase over training revenues in 1997. This increase was due to increased enrollments in the Company's training programs, and increased technical training with Chrysler and FCNBD.

Leasing and Related Services

In January 1998, TechTeam acquired Capricorn Capital Group, Inc. The revenues since acquisition are reported in this category.


COST OF SERVICES DELIVERED

The cost of services delivered increased by $6,502,710 in 1998. This was a 40.5% increase over the cost of services delivered in 1997. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 85.2% and 86.4% of revenues in 1998 and 1997, respectively.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $171,880 in 1998. This was a 4.8% increase over selling, general and administrative expenses in 1997. The increase was due principally to compensation costs for an increased number of sales and administrative personnel, statutory and other benefits associated with such personnel, facility and equipment costs, and other indirect costs needed to support the growth of the Company. These expenses were 14.2% of revenues in 1998 compared with 19.2% of revenues in 1997. This decrease was due primarily to growth in revenues without a corresponding expansion of TechTeam's administrative infrastructure.

INTEREST EXPENSE

In January 1998, TechTeam acquired Capricorn Capital Group, Inc. which finances its leasing activities through use of various forms of long-term and short-term debt. The interest costs of this debt are reported in this category.


INTEREST INCOME

Commencing in October 1996, TechTeam began earning significant amounts of interest income on cash generated by the 1996 public stock offering. For 1998, interest income was $614,087 compared to $723,598 in 1997. The decline in interest income between 1997 and 1998 results from use of cash for operations and repurchase of Company's shares.
(See Liquidity and Capital Resources.)


TAX PROVISIONS

TechTeam recognized $74,600 of Federal income tax in 1998, resulting in an effective tax rate of 34.6% compared to an effective tax rate of 23.9% for 1997. The 1998 and 1997 effective tax rates differ due to changing amounts of permanent book/tax differences, primarily goodwill and tax exempt interest. The Michigan single business tax and state income taxes in 1998 were $228,800, with an effective tax rate of 51.5% compared to an effective rate of (44.7)% in 1997. These taxes are tied more closely to factors other than pre-tax income which inflate the effective tax rate when income is lower, or negative as in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Over the three year period commencing January 1, 1995, the Company's business has been financed by cash provided by operations, shares issued throughout the period under stock option plans and $77,851,500 from a public offering in 1996. Indicators of the Company's financial strength are summarized below:




--------------------------------------------------------------------------------

                                                 MARCH 31, 1998   DECEMBER 31, 1997
                                                 --------------   -----------------
Working capital ............................     $ 102,281,741    $   85,747,934
Current ratio ..............................              10.4               9.1
Debt as a percentage of total
  capitalization............................              16.2%              0.1%
Shareholders' equity .......................     $ 108,854,240    $  109,600,197


The Company's working capital was $102,281,741 at March 31, 1998, an increase of 19.3% from December 31, 1997. Available cash will be used for general corporate purposes, including domestic and international call center expansion, capital expenditures, working capital, acquisitions and stock repurchases under the Company's stock repurchase program.

Early in 1998, TechTeam acquired Capricorn Capital Group, Inc. Currently, the Company has no arrangements or understandings with respect to any acquisitions, although it continually monitors acquisition opportunities.

In February 1998, the Board of Directors of the Company authorized a stock repurchase program. The program provides for the open market and other purchase of up to 1,500,000 shares of the Company's stock. Unless earlier curtailed or extended, the program will be in effect until August 1998 and accordingly will reduce the total shares outstanding and cash and cash equivalents. During the first quarter of 1998, the Company repurchased 567,400 shares for $5,950,940.

TechTeam has line-of-credit agreements with NBD Bank and Chase Manhattan Bank which provide for short-term borrowings of up to $25,000,000 and $310,000, respectively; both lines-of-credit are unsecured. NBD Bank borrowings are at the prime rate and Chase Manhattan Bank borrowings are at prime plus 1.5%. There were no borrowings under these lines at March 31,1998.


FACTORS AFFECTING FUTURE RESULTS


RESTATEMENT OF FINANCIAL STATEMENTS:

In November 1997, the Company announced that it was restating its results of operations for the fourth quarter of 1996 and for the first two quarters of 1997, reflecting significant reductions in reported revenues and earnings and resulting in reporting a net loss in each of the first two quarters of 1997 and a significant reduction in net income for 1996. The cumulative effect of the restatement negatively impacts the Company's December 31, 1997 financial condition. See Notes to the Consolidated Financial Statements -- Note A, Restatement of Previously Issued Financial Statements in The 1997 Form 10-K. In addition, the Company's restated first quarter and second quarter 1997 revenues and operating results were not favorable when compared to the same 1996 quarters. The Company believes that there may continue to be negative impact on the Company from the restatement.


LITIGATION:

Commencing in August 1997, four putative class action complaints were filed against the Company and two of its officers in the United States District Court for the Eastern District of Michigan. On April 13, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases was filed. Plaintiffs purport to represent a class of persons who purchased shares of the Company's common stock between September 27, 1996 and November 14, 1997. The Complaint alleges that the Company and the individual defendants engaged in a scheme to artificially inflate the price of the Company's common stock by improperly accelerating the recognition of revenue from the licensing of the Company's proprietary software. Plaintiffs assert claims against all defendants for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants for alleged "controlling person" liability under Section 20(a) of the Securities Exchange Act. While Management believes that meritorious defenses exist to plaintiffs' claims, the disposition of this litigation could have material adverse effect on the Company's financial condition, results of operations and cash flows.

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

IMPACT OF BUSINESS WITH MAJOR CLIENTS:

Historically, TechTeam has been heavily dependent upon major clients for a substantial portion of its revenues. Any loss of (or failure to retain a significant amount of business with) its key clients could have a material adverse impact on the Company. Until 1996, Ford Motor Company ("Ford") was TechTeam's largest client. Ford accounted for 33.1%, 22.6% and 21.3% of the Company's revenue for the years ended December 31, 1995, 1996 and 1997, respectively. Ford represented significantly higher proportions of TechTeam's revenues in earlier years. In 1996, Hewlett-Packard became TechTeam's largest client, representing 26.7% of TechTeam's revenues in that year. In 1997, Hewlett-Packard accounted for 21.3% of the Company's revenues. In the past several years, Chrysler Corporation ("Chrysler") has also become a major client, representing between 5 and 10% of the Company's total revenues. In 1997, the percentage of total revenues derived from Chrysler increased to 14.6%, and an international provider of shipping services became a significant client generating 6.5% of total revenues. Ford, Chrysler, and the international provider of shipping services are expected to continue to constitute a high percentage of TechTeam's revenues for the foreseeable future. As of March 31, 1998, the OEM call center business conducted by TechTeam was terminated as a result of 1) the scheduled expiration of the two largest of the Company's contracts with Hewlett-Packard and 2) the sale to GEA and GEA's subsequent contribution to the GE TechTeam joint venture of the remaining unexpired contracts with Hewlett-Packard and the contract with 3Com Corporation. The Company believes that the sale of the OEM call center business is consistent with TechTeam's strategic direction to concentrate on corporate help desk solutions. This sale is not expected to result in a significant reduction of present revenues from Call Center Services due to revenues from new contracts recently received by TechTeam. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Exhibits."

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


MANAGEMENT OF GROWTH:

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


COMPETITION:

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

CONTRACT RISKS:

The great majority of the Company's contracts are terminable without cause on short notice, often upon 90 days notice. Other of the Company's contracts expire on set dates and may not be renewed or replaced. Terminations and non-renewals of major contracts can have a significant impact upon the Company's revenues and operating results.


RELIANCE ON KEY EXECUTIVES:

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


ATTRACTION AND RETENTION OF EMPLOYEES:

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


PROJECT RISKS:

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


VARIABILITY OF QUARTERLY OPERATING RESULTS:

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

VOLATILITY OF STOCK PRICE:

The market price of the Company's stock has fluctuated over a wide range during the past several years and may continue to do so in the future. The market price of the common stock could be subject to significant fluctuations in response to various factors or events, including among other things, the depth and liquidity of the trading market of the common stock, quarterly variations and actual anticipated operating results, growth rates, changes in estimates by analysts, market conditions in the industry in which the Company competes, announcements by competitors, regulatory actions, litigation including class action litigation and general economic conditions. In addition, the stock market has from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of high technology companies. As result of the foregoing, the Company's operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event would likely result in a material adverse effect on the price of the common stock.


CYCLICALITY:

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


INTERRUPTION OF TELECOMMUNICATIONS SERVICES:

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


GROWTH THROUGH ACQUISITIONS AND NEW PRODUCTS:

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


RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS:

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

RAPID TECHNOLOGICAL CHANGES; DEPENDENCE ON NEW SOLUTIONS:

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


INTELLECTUAL PROPERTY RIGHTS:

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

                          PART II -- OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES

On January 30, 1998, the Company issued an aggregate of 500,000 shares of its common stock to the sole stockholder of Capricorn Capital Group, Inc. ("Capricorn") as consideration for the sale to the Company of all of the outstanding capital stock of Capricorn. The shares were issued without registration in reliance upon the exemption from registration for transactions not involving any public offering provided by Section 4(2) of the Securities Act of 1993, as amended, because the sale was made to one person, there was no general solicitation and there were restrictions placed upon disposition of the shares.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.4 (a) Amendment No. 1 to limited Partnership Agreement of Support Central, L.P.

     10.13 Asset Purchase Agreement between General Electric Company and National TechTeam, Inc. dated March 31, 1998 relating to the sale and transfer by TechTeam of its OEM call center contracts with Hewlett-Packard Corporation and 3Com Corporation.

     27       Financial Data Schedule

(b) Reports on Form 8-K: Form 8-Ks were filed by the Company on February 13, 1998 and April 14, 1998 covering the Company's acquisition of Capricorn Capital Group, Inc.


ITEMS 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED





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



                                       National TechTeam, Inc.
                                       -----------------------
                                            (Registrant)


    Date:     May 15, 1998             By: /s/William F. Coyro Jr.
                                           -----------------------
                                           William F. Coyro Jr.
                                           Chairman of the Board and
                                           Chief Executive Officer


    Date:     May 15, 1998             By: /s/Lawrence A. Mills
                                           --------------------
                                           Lawrence A. Mills
                                           Vice President,
                                           Chief Financial Officer, Treasurer
                                           and Secretary

                              INDEX TO EXHIBITS


EXHIBIT NO.             DESCRIPTION
----------              -----------

   2.4 (a) Amendment No. 1 to limited Partnership Agreement of Support Central, L.P.

   10.13 Asset Purchase Agreement between General Electric Company and National TechTeam, Inc. dated March 31, 1998 relating to the sale and transfer by TechTeam of its OEM call center contracts with Hewlett-Packard Corporation and 3Com Corporation.

   27               Financial Data Schedule