Form 10-Q
period 1998-06-30
NATIONAL TECHTEAM INC /DE/
filed 1998-08-14
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      10-Q

  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 1998



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

                 835 Mason Street, Suite 200, Dearborn, MI 48124
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

             [X] Yes [ ] No

The number of shares of the registrant's only class of common stock outstanding at August 14, 1998 was 14,305,371.

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

                             NATIONAL TECHTEAM, INC.

                                    FORM 10-Q

                                      INDEX

-------------------------------------------------------------------------------------------------------------
                                                                                                      PAGE
                                                    INDEX                                            NUMBER
--------------------------------------------------------------------------------------------------  ---------
PART I - FINANCIAL INFORMATION

Item 1.

Consolidated Statements of Operations                                                                   3
     Three and Six Months Ended
     June 30, 1998 and 1997

Consolidated Statements of Financial Position                                                         4 - 5
     June 30, 1998 and December 31, 1997

Consolidated Statements of Cash Flows                                                                   6
     Six Months Ended
     June 30, 1998 and 1997

Notes to the Consolidated Financial Statements - June 30, 1998 (Unaudited)                            7 - 9

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations                10 - 21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                              22

Item 2.  Changes in Securities                                                                          22

Item 4.  Submission of Matters to a Vote of Security Holder                                             23

Item 5.  Other Information                                                                              23

Item 6.  Exhibits and Reports on Form 8-K                                                               23

Signatures                                                                                              24
------------------------------------------------------------------------------------------------------------

                         PART 1 -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,

                                                              1998             1997            1998            1997
                                                         --------------  ---------------  --------------   --------------
REVENUES

    Corporate Services
       Corporate help desk/call center services......    $   6,811,010   $    3,530,502   $  12,869,962    $   8,754,591
       Technical staffing............................        6,423,039        5,999,283      13,453,045       11,685,469
       Systems integration...........................        2,655,925        2,758,783       5,406,875        5,038,111
       Training programs.............................        1,772,836        1,860,837       3,621,075        3,304,033
                                                         -------------   --------------   -------------    -------------
    Total Corporate Services.........................       17,662,810       14,149,405      35,350,957       28,782,204
    OEM Call Center Services.........................        6,641,207        5,283,793      13,301,001        9,227,586
    TechTeam Capital Group...........................        3,362,157        --              5,471,303         --
                                                         -------------   --------------   -------------    -------------
TOTAL REVENUES.......................................       27,666,174       19,433,198      54,123,261       38,009,790
COST OF SERVICES DELIVERED...........................       22,251,403       16,336,848      44,795,397       32,378,132
                                                         -------------   --------------   -------------    -------------
GROSS PROFIT.........................................        5,414,771        3,096,350       9,327,864        5,631,658
                                                         -------------   --------------   -------------    -------------
OTHER EXPENSES
    Selling, general and administrative..............        3,646,832        4,146,302       7,393,481        7,721,071
    Interest expense.................................          452,286           55,492         788,358           70,492
                                                         -------------   --------------   -------------    -------------
TOTAL OTHER EXPENSES.................................        4,099,118        4,201,794       8,181,839        7,791,563
                                                         -------------   --------------   -------------    -------------
INCOME/(LOSS) BEFORE INTEREST INCOME.................        1,315,653       (1,105,444)      1,146,025       (2,159,905)
INTEREST INCOME......................................          368,964          771,747         983,051        1,495,345
                                                         -------------   --------------   -------------    -------------
INCOME/(LOSS) BEFORE TAX PROVISIONS..................        1,684,617         (333,697)      2,129,076         (664,560)
TAX PROVISIONS ......................................          851,600         (107,300)      1,155,000          (73,810)
                                                         -------------   --------------   -------------    -------------
NET INCOME/(LOSS)....................................    $     833,017   $     (226,397)  $     974,076    $    (590,750)
                                                         =============   ==============   =============    =============
BASIC EARNINGS PER SHARE.............................    $        0.06   $        (0.01)  $        0.06    $       (0.04)
                                                         =============   ==============   =============    =============
DILUTED EARNINGS PER SHARE...........................    $        0.05   $        (0.01)  $        0.06    $       (0.04)
                                                         =============   ==============   =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES AND COMMON SHARE EQUIVALENTS
    OUTSTANDING......................................
    Basic............................................       15,059,884       15,636,473      15,592,523       15,597,147
    Net effect of dilutive stock options -- based
       on the treasury stock method using average
       market price..................................          160,328          278,693         178,647          314,056
                                                                                          -------------    -------------
                                                         =============   ==============
    Diluted..........................................       15,220,212       15,915,166      15,771,170       15,911,203
                                                         =============   ==============   =============    =============

                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                ASSETS                                       JUNE 30, 1998         DECEMBER 31, 1997
------------------------------------------------------------------------   --------------------   -------------------
CURRENT ASSETS
    Cash and cash equivalents..........................................    $        17,046,266    $        24,927,348
    Securities available-for-sale......................................             26,353,517             39,094,615
    Accounts receivable (less allowances of $1,021,410 at
       June 30, 1998 and $787,175 at December 31, 1997)................             31,674,553             26,479,816
    Refundable income tax..............................................                217,511              2,466,777
    Equipment leased to others.........................................             19,304,866                --
    Net investment in direct finance leases............................              7,218,173                --
    Net investment in residuals........................................                977,238                --
    Inventories........................................................              1,271,041                218,622
    Prepaid expenses and other.........................................              1,550,799              2,781,777
    Deferred income tax................................................                338,532                338,532
                                                                           -------------------    -------------------
                                                                                   105,952,496             96,307,487
                                                                           -------------------    -------------------

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Office furniture and equipment.....................................             19,946,153             18,428,968
    Purchased software.................................................              5,269,653              2,997,919
    Leasehold improvements.............................................              2,025,180              1,600,133
    Transportation equipment...........................................                371,134                297,154
                                                                           -------------------    -------------------
                                                                                    27,612,120             23,324,174
    Less -- Accumulated depreciation and amortization..................             13,306,613              9,599,982
                                                                           -------------------    -------------------
                                                                                    14,305,507             13,724,192
                                                                           -------------------    -------------------

OTHER ASSETS
    Intangibles (less accumulated amortization of $3,483,532 at
       June 30, 1998 and $3,035,071 at December 31, 1997)..............              8,755,007              7,324,064
    Advance to TechTeam Capital Group, Inc.............................                --                     604,002
    Deferred income tax................................................              1,689,334              1,689,334
    Other..............................................................              1,889,348              1,639,582
                                                                           -------------------    -------------------
                                                                                    12,333,689             11,256,982
                                                                           ===================    ===================
TOTAL ASSETS...........................................................    $       132,591,692    $       121,288,661
                                                                           ===================    ===================


                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY                         JUNE 30, 1998         DECEMBER 31,1997
------------------------------------------------------------------------   --------------------   -------------------
CURRENT LIABILITIES
    Accounts payable...................................................    $         3,991,586    $         3,707,985
    Accrued payroll, related taxes and withholdings....................              3,721,867              4,350,863
    Deferred income tax................................................                102,480                466,880
    Deferred revenues and unapplied receipts...........................              2,992,872              1,353,398
    Accrued expenses and taxes.........................................                538,164                533,391
    Other..............................................................                423,723                147,036
                                                                           -------------------    -------------------
                                                                                    11,770,692             10,559,553
                                                                           -------------------    -------------------
LONG-TERM LIABILITIES
    Long-term debt.....................................................             20,613,145                 --
    Deferred Foundation Platform license fees..........................                601,630                813,205
    Deferred income tax................................................              1,824,175                195,941
    Other long-term liabilities........................................                 --                    119,765
                                                                           -------------------    -------------------
                                                                                    23,038,950              1,128,911
                                                                           -------------------    -------------------

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01
       Authorized -- 5,000,000 shares
       None issued
    Common stock, par value $.01
       Authorized -- 45,000,000 shares
       Issued:
          16,639,800 shares at June 30, 1998...........................                166,398
          16,037,700 shares at December 31, 1997.......................                                       160,377
    Additional paid-in capital.........................................            110,977,403            105,586,223
    Retained earnings..................................................              5,483,095              4,509,019
    Other..............................................................                (85,085)               (84,652)
                                                                           --------------------   -------------------
    Total..............................................................            116,541,811            110,170,967
    Less-- Treasury stock (2,025,608 shares at June 30, 1998 and
       124,474 shares at December 31, 1997)............................             18,759,761                570,770
                                                                           --------------------   -------------------
    Total shareholders' equity.........................................             97,782,050            109,600,197
                                                                           --------------------   -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................    $       132,591,692    $       121,288,661
                                                                           ====================   ===================

                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


  --------------------------------------------------------------------------------------------------------------------
                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                            ----------------------------------------
                                                                                  1998                  1997
                                                                            ------------------    ------------------
  OPERATING ACTIVITIES
      Net income/(loss)................................................     $         974,076    $        (590,751)
      Adjustments to reconcile net income/(loss) to net cash
        provided by/(used in) operating activities:
            Depreciation and amortization..............................             3,366,901            3,284,814
            Provision for uncollectible accounts receivable............               234,235              168,368
            Provision for deferred income taxes........................                --               (1,083,100)
            Deferred Foundation Platform license fees..................              (211,575)           3,373,805
            Long-term accounts receivable from customer................                --               (2,019,788)
            Treasury stock contributed to 401(k) plan..................               339,621               60,456
            Unrealized gain/(loss) on investments......................               (11,733)              --
            Minority interest in net loss of subsidiary................                --                  (44,803)
            Changes in current assets and liabilities:
                Accounts receivable....................................            (3,543,796)            (456,470)
                Equipment leased to others.............................             2,245,113               --
                Inventories............................................              (191,101)               3,471
                Prepaid expenses.......................................             1,230,978               --
                Advance to vendors.....................................                --               (1,800,000)
                Other current assets...................................               859,249              182,835
                Accounts payable.......................................            (9,360,535)          (2,138,857)
                Accrued payroll, related taxes and withholdings........              (628,996)            (363,898)
                Federal income tax.....................................             1,999,266              117,613
                Deferred revenues and unapplied receipts...............             1,575,847              361,419
                Accrued expenses and taxes.............................               (84,354)            (319,649)
                Other current liabilities..............................              (333,571)             (64,072)
                                                                            -----------------    -----------------
            Net cash (used in) operating activities....................            (1,540,375)          (1,328,607)
                                                                            -----------------    -----------------
  INVESTING ACTIVITIES
      Purchases of property, equipment and software....................            (2,802,313)          (3,924,279)
      Development of training manuals..................................                --                 (284,767)
      Proceeds from sales of securities available-for-sale.............            12,741,098            3,124,548
      Cash paid in conjunction with purchase of WebCentric,
         net of cash acquired..........................................                --               (1,645,086)
      Loss from sales of property, equipment and software and other
         assets........................................................                --                  (29,024)
      Other ...........................................................              (161,855)            (135,659)
                                                                            -----------------    -----------------
         Net cash provided by/(used in) by investing activities........             9,776,930           (2,894,267)
                                                                            -----------------    -----------------
  FINANCING ACTIVITIES
      Proceeds from Capital Lease Obligations..........................             1,882,132               --
      Purchase of Company stock........................................           (18,367,619)              --
      Proceeds from issuance of common stock...........................               367,850              962,724
      Payments on long-term borrowings.................................                --                  (15,167)
                                                                            -----------------    -----------------
         Net cash provided by/(used in) financing activities...........           (16,117,637)             947,557
                                                                            -----------------    -----------------
         Increase/(decrease) in cash and cash equivalents..............            (7,881,082)          (3,275,317)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................            24,927,348           46,812,397
                                                                            -----------------    -----------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................     $      17,046,266    $      43,537,080
                                                                            =================    =================

                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 1998
                                   (UNAUDITED)

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

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from clients for which revenues exceeded 5% of total revenues for any of the periods presented are summarized as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED JUNE 30,
                                      ---------------------------------------------------------------------------------
                                                       1998                                  1997
                                      --------------------------------------- -----------------------------------------
                                            AMOUNT          PERCENT OF TOTAL         AMOUNT         PERCENT OF TOTAL
                                      ------------------- ------------------- -------------------- --------------------
Chrysler Corporation................  $    5,439,700             19.7%         $    2,321,759              12.5%
GE TechTeam, L.P....................       4,505,868             16.3               --                      0.0
Ford Motor Company..................       3,638,600             13.2               3,877,079              20.9
International provider of
     shipping services..............       1,670,646              6.0               1,466,799               7.9
Hewlett-Packard Company.............         766,352              2.8               4,871,420              26.2

--------------------------------------------------------------------------------------------------------------------------
                                                                 SIX MONTHS ENDED JUNE 30,
                                      ---------------------------------------------------------------------------------
                                                       1998                               1997
                                      --------------------------------------- -----------------------------------------
                                            AMOUNT          PERCENT OF TOTAL          AMOUNT         PERCENT OF TOTAL
                                      ------------------- ------------------- -------------------- --------------------
Chrysler Corporation................  $  11,132,213              20.6%         $  4,458,603               12.5%
GE TechTeam, L.P....................      7,910,365              14.6             --                       0.0
Ford Motor Company..................      7,398,938              13.7             7,637,839               21.3
Hewlett-Packard Company.............      4,300,178               7.9             9,967,456               27.8
International provider of
     shipping services..............      3,242,507               6.0             2,803,116                7.8

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 1998 (continued)
                                   (UNAUDITED)

NOTE C -- LEGAL PROCEEDINGS

Commencing in August 1997, four putative class action complaints were filed against the Company and two of its officers in the United States District Court for the Eastern District of Michigan. On April 13, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases was filed. Plaintiffs purport to represent a class of persons who purchased shares of the Company's common stock between September 27, 1996 and November 14, 1997. The Complaint alleges that the Company and the individual defendants engaged in a scheme to artificially inflate the price of the Company's common stock by improperly accelerating the recognition of revenue from the licensing of the Company's proprietary software. Plaintiffs assert claims against all defendants for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants for alleged "controlling person" liability under Section 20(a) of the Securities Exchange Act. The Company and the individual defendants believe that they have meritorious defenses to plaintiffs' claims, and they have filed a motion to dismiss the complaint. However, because of the early stage of this litigation, it is impossible to predict the outcome of the litigation or a range of possible recovery, if any, by the plaintiffs. Accordingly, no provision for any such liability or the costs of defense has been made in the accompanying financial statements. The Company believes that these costs will be covered, at least in part, by insurance.

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

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

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

NOTE E -- STOCK REPURCHASES

In February 1998, the Company announced a stock repurchase program to purchase up to 1,500,000 shares of common stock during the period ending August 15, 1998, unless extended. During the first half of 1998, the Company repurchased 1,500,000 shares for $14,863,799.

In May 1998, the Company announced a second stock repurchase program to purchase up to an additional 1,000,000 shares of common stock during the period ending November 26, 1998, unless extended. By June 30, 1998, the Company had repurchased 390,280 shares for 3,503,820. The remaining shares authorized under this program were repurchased by early August 1998; the total purchase price aggregated $9,075,000.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 1998 (continued)
                                   (UNAUDITED)

NOTE F -- COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported as a separate component of shareholders' equity, to be included in other comprehensive income.

Comprehensive income, net of related estimated tax, amounted to $835,574 and $(189,331) for the quarters ended June 30, 1998 and 1997, and $888,991 and $(553,684) for the six months ended June 30, 1998 and 1997, respectively.

NOTE G -- ACQUISITION OF TECHTEAM CAPITAL GROUP, INC.

In January 1998, TechTeam acquired all of the capital stock of Capricorn Capital Group, Inc. (now TechTeam Capital Group, Inc.) in exchange for a base consideration consisting of 350,000 unrestricted and 150,000 restricted shares of TechTeam common stock plus a contingent payment based upon TechTeam Capital Group, Inc.'s earnings performance in the three-year period following the acquisition. The base consideration was valued at $4,875,000. The purchase method of accounting will be used to record the transaction and goodwill will be recorded.

Unaudited pro forma results of operations for the quarter and six month period ended June 30, 1997, assuming the transaction took place on January 1, 1997 are as follows:


                                           PERIODS ENDED JUNE 30, 1997

                                         THREE MONTHS         SIX MONTHS
                                       -----------------   -----------------
Net revenues........................    $    24,486,729     $    47,540,208
Gross profit........................          4,658,588           8,436,899
Net loss............................           (169,596)           (170,070)
Net income per common share.........              (0.01)              (0.01)


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

RESULTS OF OPERATIONS


OVERVIEW

The Company originally commenced operations as a value added reseller of computer hardware and software that also provided training for its computer products. During the late 1980's the Company added IT staffing and systems integration services as a complement to its existing training business. In 1993, as a result of the Company's growing expertise in providing IT staffing of on-site help desks, TechTeam entered the call center industry. Today, the Company's IT outsourcing services cover a broad range of IT, including planning, design, implementation and support. Although the Company's services are complementary, TechTeam has divided its service offerings into three divisions, Corporate Services (help desk/call center services, technical staffing, systems integration and training programs), OEM Call Center Services, and TechTeam Capital Group, Inc. Revenues from all service offerings are recognized as services are performed.

Corporate help desk/call center services consist of telephone support for corporate users of computer hardware, software products and services. TechTeam provides these services from both its own call centers and at client sites through on-site help desks to support end-user applications. Corporate help desk/call center services are billed on a fee per call, fee per time spent on calls or per agent basis, each as negotiated with clients. The Company licenses clients to use its Foundation Platform, a software product developed by the Company's wholly-owned subsidiary, WebCentric Communications, Inc. Revenues from these licenses are recognized either: (1) on a usage basis, when the licenses are granted in connection with on-going services; (2) as the expenses of the transaction are recognized in those instances where the license was granted in connection with a contemporaneous purchase; or (3) as lump sum fees when the client acquires the rights to use and is allowed access to the Foundation Platform without any on-going service obligation by the Company. Technical staffing includes a variety of technical services, selected programming and consulting services. Systems integration consists of database design, computer product sales and networking services. Contracts for technical staffing and systems integration are generally negotiated on an hourly rate basis or are priced on a project basis. Training programs consist of instructor-led, computer-based training for word processing, spreadsheets, graphics, databases, desktop publishing, operating systems, and systems administration for NetWare, JAVA, NT, Windows, OS/2, UNIX and mainframe operating systems. For training programs, clients pay a fee per student trained or a fee for classes offered, in some cases with an advance payment for the cost of the necessary training materials.

OEM Call Center Services consist of national and international telephone support for the end-user customers of TechTeam's clients. Through the end of the First Quarter 1998, TechTeam provided OEM Call Center Services which were billed on a fee per call, fee per time spent on calls or per agent basis, each as negotiated with clients. Commencing in the Fourth Quarter 1997, TechTeam also provided OEM Call Center Services on a per agent basis to a joint venture formed with General Electric Appliances Division ("GEA"). Effective March 31, 1998, the OEM Call Center business conducted directly by TechTeam was terminated as a result of: 1) The scheduled expiration of the two largest of the Company's contracts with Hewlett-Packard; and 2) The sale to GEA of the remaining unexpired contracts with Hewlett-Packard and a contract with 3Com Corporation. The Company's decision to sell these OEM call center contracts was consistent with its strategic direction to concentrate on corporate help desk solutions. As a result, commencing in the Second Quarter 1998, revenues consist of billings to the GE TechTeam joint venture and revenues recognized from the sale of the contracts to GEA in March 1998.

TechTeam Capital Group includes services offered by Capricorn Capital Group, Inc. (now TechTeam Capital Group, Inc.) and its affiliate, Capricorn Integrated Technologies Group ("CITG"). Since 1980, TechTeam Capital Group, Inc. has been providing financing for high technology and capital equipment in the United States. CITG provides all major brands of computers, peripherals, and components for the corporate environment, as well as custom configurations, installation, component level repair, monitor repair, and remarketing services.

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

The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:

------------------------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                         -------------------------------  --------------------------------
                                                              1998             1997            1998              1997
                                                         --------------  ---------------  --------------    --------------
 REVENUES
    Corporate Services
       Corporate help desk/call center services......             24.6%            18.2%           23.8%             23.0%
       Technical staffing............................             23.2             30.9            24.9              30.7
       Systems integration...........................              9.6             14.2            10.0              13.3
       Training programs.............................              6.4              9.5             6.7               8.7
                                                         -------------   --------------   -------------     -------------
    Total Corporate Services.........................             63.8             72.8            65.4              75.7
    OEM Call Center Services.........................             24.0             27.2            24.6              24.3
    TechTeam Capital Group...........................             12.2             --              10.0              --
                                                         -------------   --------------   -------------     -------------
TOTAL REVENUES.......................................            100.0            100.0           100.0             100.0
COST OF SERVICES DELIVERED...........................             80.4             84.1            82.8              85.2
                                                         -------------   --------------   -------------     -------------
GROSS PROFIT.........................................             19.6             15.9            17.2              14.8
                                                         -------------   --------------   -------------     -------------
OTHER EXPENSES
    Selling, general and administrative..............             13.2             21.3            13.7              20.3
    Interest expense.................................              1.6              0.3             1.4               0.2
                                                         -------------   --------------   -------------     -------------
TOTAL OTHER EXPENSES.................................             14.8             21.6            15.1              20.5
                                                         -------------   --------------   -------------     -------------
INCOME/(LOSS) BEFORE INTEREST INCOME.................              4.8             (5.7)            2.1              (5.7)
INTEREST INCOME......................................              1.3              4.0             1.8               3.9
                                                         -------------   --------------   -------------     -------------
INCOME/(LOSS) BEFORE TAX PROVISIONS..................              6.1             (1.7)            3.9              (1.8)
TAX PROVISIONS.......................................              3.1             (0.6)            2.1              (0.2)
                                                         -------------   --------------   -------------     -------------
NET INCOME/(LOSS)....................................              3.0%            (1.1)%           1.8%             (1.6)%
                                                         =============   ==============   =============     =============


Between 1994 and 1997, TechTeam's revenues increased at a compound annual rate of 33.4%. The Company believes that its growth has benefited from the trend among large corporations to outsource much of their information technology needs and TechTeam's ability to provide integrated services that address a broad range of those needs. The Company believes that the outsourcing trend will continue and will provide continuing opportunities for all of its service lines. TechTeam further believes that its service offerings are influenced substantially by its clients' desires to focus on their core businesses and to leave information technology needs to the Company for which information technology is its core business. TechTeam's training programs have encountered cyclical enrollment trends, influenced by the timing and extent to which clients are upgrading desktop software.

TechTeam's business is based on client relationships with major corporations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results -- Impact of Business with Major Clients."

COMPARATIVE PERFORMANCE -- SECOND QUARTER 1998 VERSUS 1997

TechTeam earned a net income of $833,017 or $0.06 per share, for the Second Quarter 1998 as compared to a net loss of $226,397, or $0.01 per share, for the Second Quarter 1997.

REVENUES

TechTeam's total revenues increased by $8,232,976 in 1998 to $27,666,174, a 43% increase over revenues in 1997. Changes in revenues resulted from the following:


Corporate Services

       Corporate help desk/call center services

       Revenues from Corporate help desk/call center services increased by $3,280,508 in 1998. This was a 93% increase over Corporate help desk/call center services revenues in 1997. This increase was due to new business with new and existing customers.

       Technical staffing

       Revenues from technical staffing increased by $423,756 in 1998. This was a 7% increase over technical staffing revenues in 1997. This increase was due to continued client demand for TechTeam's computer services personnel at major accounts.

       Systems integration

       Revenues from systems integration decreased by $102,858 in 1998. This was a 4% decrease from systems integration revenues in 1997. This decrease was due to decreased hardware sales and related services.

       Training programs

       Revenues from training programs decreased by $88,001 in 1998. This was a 5% decrease from training revenues in 1997. This decrease was due to decreased enrollments in the Company's training programs.

OEM Call Center Services

Revenues from OEM Call Center Services increased by $1,357,414 in 1998. This was a 26% increase over OEM Call Center Services revenues in 1997. The increase was primarily driven by revenues for services provided to the Company's joint venture with GEA which aggregated $4,505,868 for the Second Quarter 1998. On March 31, 1998, the Company sold its OEM call center contracts, consisting of its remaining unexpired contracts with Hewlett-Packard Corporation and a contract with 3Com Corporation, to GEA for $1.4 million. GEA then contributed those contracts to the GE TechTeam joint venture for an agreed value of $1.4 million and an agreement that GEA shall receive all of the joint venture's earnings until GEA has recovered the $1.4 million. First Quarter 1998 earnings reflected no amounts related to this sale. TechTeam is recognizing the revenues related to this sale as the joint venture records earnings.

TechTeam Capital Group

In January 1998, TechTeam acquired TechTeam Capital Group, Inc. The revenues since acquisition are reported in this category.

COST OF SERVICES DELIVERED

The cost of services delivered increased by $5,914,555 in 1998. This was a 36% increase over the cost of services delivered in 1997. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 80% and 84% of revenues in 1998 and 1997, respectively. The decrease was due primarily to costs incurred in 1997 for the start-up of new projects that did not recur in 1998.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased by $499,473 in 1998. This was a 12% decrease from selling, general and administrative expenses in 1997. The decrease was due principally to costs incurred in 1997 related to the purchase of Compuflex Systems, Inc. which did not recur in 1998. These expenses were 13% of revenues in 1998 compared with 21% of revenues in 1997. This decrease was due primarily to growth in revenues without a corresponding expansion of TechTeam's administrative infrastructure.


INTEREST EXPENSE

In January 1998, TechTeam acquired TechTeam Capital Group, Inc. which finances its leasing activities through use of various forms of long-term and short-term debt. The interest costs of this debt are reported in this category.


INTEREST INCOME

Commencing in October 1996, TechTeam began earning significant amounts of interest income on cash generated by the 1996 public stock offering. For 1998, interest income was $368,964 compared to $771,747 in 1997. The decline in interest income between 1997 and 1998 results from increased use of cash for operations and repurchase of Company's shares. (See Liquidity and Capital Resources.)


TAX PROVISIONS

TechTeam recognized $558,500 of Federal income tax in 1998, resulting in an effective tax rate of 40.1% compared to an effective tax rate of 61.2% for 1997. The 1998 and 1997 effective tax rates differ due to changing amounts of permanent book/tax differences, primarily goodwill and tax-exempt interest. The Michigan single business tax and state income taxes in 1998 were $293,100, with an effective tax rate of 17.4% compared to an effective rate of (349.3)% in 1997. These taxes are tied more closely to factors other than pre-tax income which inflate the effective tax rate when income is lower, or negative as in 1997.

COMPARATIVE PERFORMANCE -- FIRST HALF 1998 VERSUS 1997

TechTeam earned a net income of $974,076 or $0.06 per share, for the First Half 1998 as compared to a net loss of $590,750, or $0.04 per share, for the First Half 1997.


REVENUES

TechTeam's total revenues increased by $16,113,471 in 1998 to $54,123,261, a 42% increase over revenues in 1997. Changes in revenues resulted from the following:


Corporate Services

       Corporate help desk/call center services

       Revenues from Corporate help desk/call center services increased by $4,115,371 in 1998. This was a 47% increase over Corporate help desk/call center services revenues in 1997. This increase was due to new business with both existing and new customers.

       Technical staffing

       Revenues from technical staffing increased by $1,767,576 in 1998. This was a 15% increase over technical staffing revenues in 1997. This increase was due to continued client demand for TechTeam's computer services personnel at major accounts.

       Systems integration

       Revenues from systems integration increased by $368,764 in 1998. This was a 7% increase over systems integration revenues in 1997. This increase was due to increased hardware sales and related services.

       Training programs

       Revenues from training programs increased by $317,042 in 1998. This was a 10% increase over training revenues in 1997. This increase was due to increased enrollments in the Company's training programs.

OEM Call Center Services

Revenues from OEM Call Center Services increased by $4,073,415 in 1998. This was a 44% increase over OEM Call Center Services revenues in 1997. The increase was primarily driven by revenues for services provided to the Company's joint venture with GEA which aggregated $7,910,365 for the first half of 1998, offset by reduced revenues related to the contracts discussed below. On March 31, 1998, the Company sold its OEM call center contracts, consisting of its remaining unexpired contracts with Hewlett-Packard Corporation and a contract with 3Com Corporation, to GEA for $1.4 million. GEA then contributed those contracts to the GE TechTeam joint venture for an agreed value of $1.4 million and an agreement that GEA shall receive all of the joint venture's earnings until GEA has recovered the $1.4 million. First Quarter 1998 earnings reflected no amounts related to this sale. TechTeam is recognizing the earnings related to this sale as the joint venture records earnings.

TechTeam Capital Group

In January 1998, TechTeam acquired TechTeam Capital Group, Inc. The revenues since acquisition are reported in this category.


COST OF SERVICES DELIVERED

The cost of services delivered increased by $12,417,265 in 1998. This was a 38% increase over the cost of services delivered in 1997. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were relatively unchanged at 83% and 85% of revenues in 1998 and 1997, respectively.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased by $327,590 in 1998. This was a 4% decrease from selling, general and administrative expenses in 1997. The decrease was due principally to costs incurred in 1997 related to the purchase of Compuflex Systems, Inc. which did not recur in 1998. These expenses were 14% of revenues in 1998 compared with 20% of revenues in 1997. This decrease was due primarily to growth in revenues without a corresponding expansion of TechTeam's administrative infrastructure.


INTEREST EXPENSE

In January 1998, TechTeam acquired TechTeam Capital Group, Inc. which finances its leasing activities through use of various forms of long-term and short-term debt. The interest costs of this debt are reported in this category.

INTEREST INCOME

Commencing in October 1996, TechTeam began earning significant amounts of interest income on cash generated by the 1996 public stock offering. For 1998, interest income was $983,051 compared to $1,495,345 in 1997. The decline in interest income between 1997 and 1998 results from use of cash for operations and repurchase of Company's shares. (See Liquidity and Capital Resources.)


TAX PROVISIONS

TechTeam recognized $633,100 of Federal income tax in 1998, resulting in an effective tax rate of 39.4% compared to an effective tax rate of 41.6% for 1997. The 1998 and 1997 effective tax rates differ due to changing amounts of permanent book/tax differences, primarily goodwill and tax-exempt interest. The Michigan single business tax and state income taxes in 1998 were $521,900, with an effective tax rate of 24.5% compared to an effective rate of (18.8)% in 1997. These taxes are tied more closely to factors other than pre-tax income which inflate the effective tax rate when income is lower, or negative as in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Over the three year period commencing January 1, 1995, the Company's business has been financed by cash provided by operations, shares issued throughout the period under stock option plans and $77,851,500 from a public offering in 1996. Indicators of the Company's financial strength are summarized below:


--------------------------------------------------------------------------------------------------------------------------
                                                                              JUNE 30, 1998        DECEMBER 31, 1997
                                                                           --------------------   --------------------
Working capital........................................................    $   94,181,804            $   85,747,934
Current ratio..........................................................               9.0                       9.1
Debt as a percentage of total capitalization...........................              17.4%                      0.1%
Shareholders' equity...................................................    $   97,782,050            $  109,600,197

The Company's working capital was $94,181,804 at June 30, 1998, an increase of 9.8% from December 31, 1997. Available cash will be used for general corporate purposes, including domestic and international call center expansion, capital expenditures, working capital, acquisitions and stock repurchases under the Company's stock repurchase program.

Early in 1998, TechTeam acquired TechTeam Capital Group, Inc. Currently, the Company has no arrangements or understandings with respect to any acquisitions, although it continually monitors acquisition opportunities.

As a result of the acquisition of TechTeam Capital Group, debt aggregating $20,613,145 at June 30, 1998 is now included in the consolidated financial statements. TechTeam Capital Group finances its leasing activities through use of various forms of long-term and short-term debt. Prior to this acquisition TechTeam had no significant debt outstanding.

In February 1998, the Board of Directors of the Company authorized a stock repurchase program. The program provided for the open market and other purchase of up to 1,500,000 shares of the Company's stock. During the first half of 1998, the Company repurchased 1,500,000 shares for $14,863,799.

In May, 1998, the Board of Directors of the Company authorized another stock repurchase program. The program provides for the open market and other purchase of up to 1,000,000 shares of the Company's stock. Unless earlier curtailed or extended, the program will be in effect until November 1998 and accordingly will reduce the total shares outstanding and cash and cash equivalents. Through June 30, 1998, the Company repurchased 390,280 shares for 3,503,820 under this program. The remaining shares authorized under this program were repurchased by early August 1998; the total purchase price aggregated $9,075,000.

TechTeam has line-of-credit agreements with NBD Bank and Chase Manhattan Bank which provide for short-term borrowings of up to $25,000,000 and $310,000, respectively; both lines-of-credit are unsecured. NBD Bank borrowings are at the prime rate and Chase Manhattan Bank borrowings are at prime plus 1.5%. There were no borrowings under these lines at June 30, 1998.

YEAR 2000 DISCLOSURE

TechTeam is substantially complete in determining the extent to which its software systems and hardware system are Year 2000 compliant. TechTeam will complete this facet of its Year 2000 compliance program by year end 1998. TechTeam has found it necessary to replace its accounting system to achieve Year 2000 compliance. The new system will be operational before year end 1998.

TechTeam has completed a survey of all its major internal system vendors to determine the extent of their products Year 2000 readiness and has on file a letter confirming compliance. TechTeam continues to make progress on its Year 2000 compliance program relative to hardware, vendors, and customers, and expects these initiatives to be complete and fully Year 2000 compliant by First Quarter 1999. However, due to TechTeam's dependence on vendors, including telecommunications vendors, their failure to assure Year 2000 compliance could have an adverse effect on TechTeam's ability to deliver its services.

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


LITIGATION:

Commencing in August 1997, four putative class action complaints were filed against the Company and two of its officers in the United States District Court for the Eastern District of Michigan. On April 13, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases was filed. Plaintiffs purport to represent a class of persons who purchased shares of the Company's common stock between September 27, 1996 and November 14, 1997. The Complaint alleges that the Company and the individual defendants engaged in a scheme to artificially inflate the price of the Company's common stock by improperly accelerating the recognition of revenue from the licensing of the Company's proprietary software. Plaintiffs assert claims against all defendants for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants for alleged "controlling person" liability under Section 20(a) of the Securities Exchange Act. While Management believes that meritorious defenses exist to plaintiffs' claims and has filed a motion to dismiss the complaint, the final disposition of this litigation could have material adverse effect on the Company's financial condition, results of operations and cash flows.

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


IMPACT OF BUSINESS WITH MAJOR CLIENTS:

Historically, TechTeam has been heavily dependent upon major clients for a substantial portion of its revenues. Any loss of (or failure to retain a significant amount of business with) its key clients could have a material adverse impact on the Company. Until 1996, Ford Motor Company ("Ford") was TechTeam's largest client. Ford accounted for 33.1%, 22.6% and 21.3% of the Company's revenue for the years ended December 31, 1995, 1996 and 1997, respectively. Ford represented significantly higher proportions of TechTeam's revenues in earlier years. In 1996, Hewlett-Packard became TechTeam's largest client, representing 26.7% of TechTeam's revenues in that year. In 1997, Hewlett-Packard accounted for 21.3% of the Company's revenues. In the past several years, Chrysler Corporation ("Chrysler") has also become a major client, representing between 5 and 10% of the Company's total revenues. In 1997, the percentage of total revenues derived from Chrysler increased to 14.6%, and an international provider of shipping services became a significant client generating 6.5% of total revenues. Ford, Chrysler, and the international provider of shipping services are expected to continue to constitute a high percentage of TechTeam's revenues for the foreseeable future. Effective March 31, 1998, the OEM call center business conducted directly by TechTeam was terminated as a result of: 1) The scheduled expiration of the two largest of the Company's contracts with Hewlett-Packard; and 2) The sale to GEA of the remaining unexpired contracts with Hewlett-Packard and a contract with 3Com Corporation. The Company's decision to sell these OEM call center contracts was consistent with its strategic direction to concentrate on corporate help desk solutions.

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


MANAGEMENT OF GROWTH:

The Company's revenues have grown from $34.3 million in 1994 to $47.1 million in 1995, $72.2 million in 1996, $81.3 million in 1997 and $54.1 million in the first six months of 1998. The Company intends to pursue the continued growth of its business; however, there can be no assurance that such growth will be achieved. The Company's future operating results will depend in part on management's ability to manage any future growth and control expenses. An unexpected decline in revenues without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on the Company's operating results.

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

The Company relies upon a combination of nondisclosure, other contractual arrangements, trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

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

                          PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

Commencing in August 1997, four putative class action complaints were filed against the Company and two of its officers in the United States District Court for the Eastern District of Michigan. On April 13, 1998, a Consolidated Class Action Complaint, consolidating the claims asserted in those cases was filed. Plaintiffs purport to represent a class of persons who purchased shares of the Company's common stock between September 27, 1996 and November 14, 1997. The Complaint alleges that the Company and the individual defendants engaged in a scheme to artificially inflate the price of the Company's common stock by improperly accelerating the recognition of revenue from the licensing of the Company's proprietary software. Plaintiffs assert claims against all defendants for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants for alleged "controlling person" liability under Section 20(a) of the Securities Exchange Act. The Company and the individual defendants believe that they have meritorious defenses to plaintiffs' claims, and they have filed a motion to dismiss the complaint. However, because of the early stage of this litigation, it is impossible to predict the outcome of the litigation or a range of possible recovery, if any, by the plaintiffs. Accordingly, no provision for any such liability or the costs of defense has been made in the accompanying financial statements. The Company believes that these costs will be covered, at least in part, by insurance.

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


ITEM 2.   CHANGES IN SECURITIES

On April 28, 1998, the Company's Board of Directors amended Section 1 of the Company's Bylaws to incorporate the requirement that any shareholder proposing the conduct of business at any annual meeting of shareholders or proposing to nominate any person for the board of directors provide advance notice of not less than 90 nor more than 120 days in advance of the date specified in the Company's proxy statement in connection with the previous year's annual meeting to the Company. The Company's Restated By-laws, including the amended Section 1, are included as Exhibit 3.3 to this report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 26, 1998. The holders of 13,605,091 shares were present in person or by proxy, representing attendance by at least 88% of the outstanding shares. The following is a summary of the matters voted on at that meeting.

         (a) The following persons were elected to the Company's Board of Directors. The number of shares cast in favor and withheld were as follows:

              Name                                For                   Withheld
                                             ----------                 --------
              Kim A. Cooper                  13,500,935                 103,956
              William F. Coyro, Jr.          13,490,125                 114,766
              Wallace D. Riley               13,496,175                 108,716
              Richard G. Somerlott           13,487,085                 107,806
              LeRoy H. Wulfmeier             13,498,995                 105,896

         (b) The shareholders ratified the appointment of Ernst & Young LLP as auditors of the Company. The number of shares cast in favor, against, and the number abstaining were as follows:

                         For              Against           Abstain
                      ---------           -------           -------

                      13,544,971          34,771            25,149


ITEM 5.   OTHER INFORMATION


SHAREHOLDER PROPOSALS OR NOMINATIONS

In accordance with the Company's Bylaws (see item 3), any shareholder proposal or nomination of a person for election to the Board of Directors must be submitted in writing to the Secretary of the Company not less than 90 nor more than 120 days in advance of the date specified in the Company's proxy statement in connection with the previous year's Annual Meeting of shareholders. The submission must include certain specified information concerning the proposal or nominee, as the case may be, and information about the proponent's ownership of the Company's common stock. Proposals or nominations not meeting these requirements will not be entertained at the Annual Meeting. A proponent should contact the Secretary regarding the proper form and content of submissions.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits


             3.2. Bylaws of National TechTeam, Inc., as Amended and Restated May
                  26, 1998.

             27.  Financial Data Schedule

        (b)  Reports on Form 8-K. May 1, 1998 - First Quarter 1998 Earnings.


ITEM 3 IS NOT APPLICABLE AND HAS BEEN OMITTED

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



                                       National TechTeam, Inc.
                                       -----------------------
                                                (Registrant)


    Date:     August 14, 1998          By: /s/William F. Coyro Jr.
                                           -----------------------
                                           William F. Coyro Jr.
                                           Chairman of the Board and
                                           Chief Executive Officer


    Date:     August 14, 1998          By: /s/Lawrence A. Mills
                                           --------------------
                                           Lawrence A. Mills
                                           Vice President,
                                           Chief Financial Officer and Treasurer

                                 Exhibit Index
                                 -------------

Exhibit No.                Description
-----------                -----------
Exh 3.(ii)                 ByLaws of National Techteam, Inc.

       27                  Financial Data Schedule