Form 10-Q
period 1998-09-30
NATIONAL TECHTEAM INC /DE/
filed 1998-11-13
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 1998



          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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

                 835 Mason Street, Suite 200, Dearborn, MI 48124
               (Address of principal executive offices)(Zip Code)


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

               |X| Yes |_| No

  The number of shares of the registrant's only class of common stock outstanding at November 13, 1998 was 13,645,524.

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

                             NATIONAL TECHTEAM, INC.

                                    FORM 10-Q

                                      INDEX

    -------------------------------------------------------------------------------------------------------  -----------
                                                                                                                PAGE
                                                    INDEX                                                      NUMBER
    -------------------------------------------------------------------------------------------------------  -----------
 PART I - FINANCIAL INFORMATION
    Item 1.

    Consolidated Statements of Operations                                                                        3
         Three and Nine Months Ended
         September 30, 1998 and 1997

    Consolidated Statements of Financial Position                                                              4 - 5
         September 30, 1998 and December 31, 1997

    Consolidated Statements of Cash Flows                                                                        6
         Nine Months Ended
         September 30, 1998 and 1997

    Notes to the Consolidated Financial Statements - September 30, 1998 (Unaudited)                            7 - 9

    Item 2.

    Management's Discussion and Analysis of Financial Condition and Results of Operations                     10 - 21

    PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                                   22

    Item 6.  Exhibits and Reports on Form 8-K                                                                    22

    Signatures                                                                                                   23
    -------------------------------------------------------------------------------------------------------  -----------

                         PART 1 -- FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                              1998            1997            1998            1997
------------------------------------------------------   -------------  --------------   -------------   --------------
REVENUES
    Corporate Services
       Corporate help desk/call center services......    $   8,336,782  $    6,134,470   $  21,206,744   $  18,244,428
       Technical staffing............................        6,083,630       6,492,563      19,536,675      18,178,027
       Systems integration...........................        4,892,311       3,640,404      10,299,186       8,678,516
       Training programs.............................        1,676,301       1,800,585       5,297,376       5,104,623
                                                         -------------  --------------   -------------   -------------
    Total Corporate Services.........................       20,989,024      18,068,022      56,339,981      50,205,594
    OEM Call Center Services.........................        5,610,708       1,951,416      18,911,709       7,823,634
    TechTeam Capital Group...........................        4,706,812              --      10,178,115              --
                                                         -------------  --------------   -------------   -------------
TOTAL REVENUES.......................................       31,306,544      20,019,438      85,429,805      58,029,228
COST OF SERVICES DELIVERED...........................       26,301,063      19,162,897      71,096,460      51,541,028
                                                         -------------  --------------   -------------   -------------
GROSS PROFIT.........................................        5,005,481         856,541      14,333,345       6,488,200
                                                         -------------  --------------   -------------   -------------
OTHER EXPENSES
    Selling, general and administrative..............        3,518,262       3,494,613      10,911,743      11,215,685
    Interest expense.................................          379,814              --       1,168,171          70,492
                                                         -------------  --------------   -------------   -------------
TOTAL OTHER EXPENSES.................................        3,898,076       3,494,613      12,079,914      11,286,177
                                                         -------------  --------------   -------------   -------------
INCOME/(LOSS) BEFORE INTEREST INCOME.................        1,107,405      (2,638,072)      2,253,431      (4,797,977)
INTEREST INCOME......................................          522,760         764,580       1,505,811       2,259,925
                                                         -------------  --------------   -------------   -------------
INCOME/(LOSS) BEFORE TAX PROVISIONS..................        1,630,165      (1,873,492)      3,759,242      (2,538,052)
TAX PROVISIONS ......................................          629,600        (672,264)      1,784,600        (746,074)
                                                         -------------  --------------   -------------   -------------
NET INCOME/(LOSS)....................................    $   1,000,565  $   (1,201,228)  $   1,974,642   $  (1,791,978)
                                                         =============  ==============   =============   =============
BASIC EARNINGS PER SHARE.............................    $        0.07  $        (0.08)  $        0.13   $       (0.12)
                                                         =============  ==============   =============   =============
DILUTED EARNINGS PER SHARE...........................    $        0.07  $        (0.08)  $        0.13   $       (0.12)
                                                         =============  ==============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES AND COMMON SHARE EQUIVALENTS
    OUTSTANDING......................................
    Basic............................................       14,233,234      15,887,531      15,134,620      16,053,730
    Net effect of dilutive stock options -- based
       on the treasury stock method using average
       market price..................................           73,871              --         138,229              --
                                                         -------------  --------------   -------------   -------------
    Diluted..........................................       14,307,105      15,887,531      15,272,849      16,053,730
                                                         =============  ==============   =============   =============



                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------------------------
                              ASSETS                                            SEPTEMBER 30,1998        DECEMBER 31,1997
-----------------------------------------------------------------------         -------------------   ---------------------
CURRENT ASSETS
    Cash and cash equivalents..........................................         $    18,264,550       $      24,927,348
    Securities available-for-sale......................................              10,094,595              39,094,615
    Accounts receivable (less allowances of $637,701 at
       September 30, 1998 and $787,175 at December 31, 1997)...........              33,336,076              26,479,816
    Refundable income tax..............................................                      --              2,466,777
    Equipment leased to others-short term..............................              11,321,420                      --
    Net investment in direct finance leases............................               6,192,396                      --
    Net investment in residuals........................................                 977,238                      --
    Inventories........................................................               1,019,060                 218,622
    Prepaid expenses and other.........................................               1,920,301               2,781,777
    Deferred income tax................................................               2,593,532                 338,532
                                                                                ---------------       -----------------
                                                                                     85,719,168              96,307,487
                                                                                ---------------       -----------------

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Office furniture and equipment.....................................              20,337,754              18,428,968
    Purchased software.................................................               5,771,825               2,997,919
    Leasehold improvements.............................................               2,075,064               1,600,133
    Transportation equipment...........................................                 333,274                 297,154
                                                                                ---------------       -----------------
                                                                                     28,517,917              23,324,174
    Less -- Accumulated depreciation and amortization...................             14,757,950               9,599,982
                                                                                ---------------       -----------------
                                                                                     13,759,967              13,724,192
                                                                                ---------------       -----------------

OTHER ASSETS
    Equipment leased to others-long term...............................               6,289,258                     --
    Intangible Lease Asset.............................................               7,033,616                     --
    Intangibles (less accumulated amortization of $3,915,439 at
       September 30, 1998 and $3,035,071 at December 31, 1997).........               9,025,899               7,324,064
    Advance to TechTeam Capital Group, Inc.............................                      --                 604,002
    Deferred income tax................................................               1,689,334               1,689,334
    Other..............................................................               2,347,520               1,639,582
                                                                                ---------------       -----------------
                                                                                     26,385,627              11,256,982
                                                                                ---------------       -----------------
TOTAL ASSETS...........................................................         $   125,864,762       $     121,288,661
                                                                                ===============       =================



                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------------------
                     LIABILITIES AND SHAREHOLDERS' EQUITY                       SEPTEMBER 30,1998    DECEMBER 31,1997
----------------------------------------------------------------------          -----------------    ----------------
CURRENT LIABILITIES

   Accounts payable...................................................          $     3,821,174      $      3,707,985
   Accrued payroll, related taxes and withholdings....................                3,650,651             4,350,863
   Deferred income tax................................................                  102,480               466,880
   Deferred revenues and unapplied receipts...........................                2,375,494             1,353,398
   Accrued expenses and taxes.........................................                  997,684              533,391
   Other..............................................................                  431,112               147,036
                                                                                ---------------      ----------------
                                                                                     11,378,595            10,559,553
                                                                                ---------------      ----------------

LONG-TERM LIABILITIES
    Long-term debt.....................................................              17,773,587                    --
    Deferred Foundation Platform license fees..........................                 495,844               813,205
    Deferred income tax................................................               3,543,532               195,941
    Other long-term liabilities........................................                      --               119,765
                                                                                ---------------      ----------------
                                                                                     21,812,963             1,128,911
                                                                                ---------------      ----------------

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01
       Authorized -- 5,000,000 shares
       None issued
    Common stock, par value $.01
       Authorized -- 45,000,000 shares
       Issued:
          16,677,800 shares at September 30, 1998......................                 166,778
          16,037,700 shares at December 31, 1997.......................                                       160,377
    Additional paid-in capital.........................................             110,990,781           105,586,223
    Retained earnings..................................................               6,483,660             4,509,019
    Other..............................................................                 (59,607)              (84,652)
                                                                                ---------------      ----------------
    Total..............................................................             117,581,612           110,170,967
    Less -- Treasury stock (2,728,256 shares at September 30, 1998
       and 124,474 shares at December 31, 1997)........................              24,908,408               570,770
                                                                                ---------------      ----------------
    Total shareholders' equity.........................................              92,673,204           109,600,197
                                                                                ---------------      ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................         $   125,864,762      $    121,288,661
                                                                                ===============      ================



                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


  -------------------------------------------------------------------------------------------------------------
                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------

                                                                                     1998              1997
                                                                                --------------    -------------
    OPERATING ACTIVITIES
      Net income/(loss)................................................             $ 1,974,642    $  (1,791,978)
      Adjustments to reconcile net income/(loss) to net cash
         provided by/(used in) operating activities:
            Depreciation and amortization..............................               5,250,145        5,070,966
            Provision for uncollectible accounts receivable............                (149,474)         359,238
            Provision for deferred income taxes........................                 353,191       (1,263,808)
            Deferred Foundation Platform license fees..................                (317,361)       3,246,139
            Long-term accounts receivable from customer................                      --       (2,063,013)
            Treasury stock contributed to 401(k) plan..................                 336,799          110,196
            Unrealized gain/(loss) on investments......................                    (969)         (74,326)
            Minority interest in net loss of subsidiary................
            Changes in current assets and liabilities:
                Accounts receivable....................................              (4,919,613)       2,230,954
                Equipment leased to others.............................              (3,945,738)              --
                Inventories............................................                  60,880          (68,818)
                Prepaid expenses.......................................               1,720,725               --
                Advance to vendors.....................................                      --       (1,569,944)
                Other current assets...................................                      --         (711,625)
                Accounts payable.......................................              (9,530,835)      (1,072,251)
                Accrued payroll, related taxes and withholdings........                (700,212)        (502,027)
                Federal income tax.....................................               2,216,777         (532,552)
                Deferred revenues and unapplied receipts...............                 958,468          578,863
                Accrued expenses and taxes.............................                 (44,509)        (271,942)
                Other current liabilities..............................                (189,325)        (141,072)
                                                                                 --------------    -------------
            Net cash provided by/(used in) operating activities........              (6,926,409)       1,533,000
                                                                                 --------------    -------------
   INVESTING ACTIVITIES
      Purchases of property, equipment and software....................              (3,754,552)      (6,143,951)
      Development of training manuals..................................                      --         (306,667)
      Proceeds from sales of securities available-for-sale.............              29,000,020       (7,695,454)
      Cash paid in conjunction with purchase of WebCentric,
         net of cash acquired..........................................                      --       (1,645,086)
      Loss from sales of property, equipment and software and other
         assets........................................................                      --          (29,024)
      Other ...........................................................                (618,820)         (12,611)
                                                                                 --------------    -------------
         Net cash provided by/(used in) by investing activities........              24,626,648      (15,832,793)
                                                                                 --------------    -------------
   FINANCING ACTIVITIES
      Purchase of Company stock........................................             (25,000,251)               -
      Proceeds from issuance of common stock...........................                 384,430          937,930
      Payments on long-term borrowings.................................                     --          (172,704)
      Other............................................................                 252,784         (430,396)
                                                                                 --------------    -------------
         Net cash provided by/(used in) financing activities...........             (24,363,037)         334,830
                                                                                 --------------    -------------
         Increase/(decrease) in cash and cash equivalents..............              (6,662,798)     (13,964,963)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................              24,927,348       46,812,397
                                                                                 --------------    -------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................             $18,264,550    $  32,847,434
                                                                                 ==============    =============


                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from clients for which revenues exceeded 5% of total revenues for any of the periods presented are summarized as follows:


----------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------------------------------------
                                                     1998                                 1997
                                      ------------------------------- ------------------------------------
                                          AMOUNT      PERCENT OF TOTAL       AMOUNT       PERCENT OF TOTAL
                                      -------------   ----------------    ------------    ----------------
Chrysler Corporation................  $   7,846,791        25.0%          $  3,195,757           15.6%
GE TechTeam, L.P....................      5,610,708        17.9                     --             --
Ford Motor Company..................      5,033,486        16.1              4,098,940           20.0
Wayne County, MI....................      2,137,783         6.8              1,764,766            8.9
International provider of
     shipping services..............      1,856,985         6.0              1,392,297            6.8
Hewlett-Packard Company.............             --          --              4,017,014           19.6

----------------------------------------------------------------------------------------------------------
                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------------------------------------
                                                     1998                                 1997
                                      -------------------------- -----------------------------------------
                                          AMOUNT      PERCENT OF TOTAL       AMOUNT       PERCENT OF TOTAL
                                      -------------   ----------------    ------------    ----------------
Chrysler Corporation................  $  20,538,920        24.0%          $  7,654,360           13.6%
GE TechTeam, L.P....................     17,194,015        20.1                     --             --
Ford Motor Company..................     12,431,423        14.6             11,736,779           20.9
International provider of
     shipping services..............      5,099,491         6.0              4,195,413            7.5
Hewlett-Packard Company.............      4,300,178         5.1             13,984,470           24.8
Wayne County, MI....................      3,401,964         4.0              3,427,416            5.9

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 1998 (continued)
                                   (UNAUDITED)

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

NOTE E -- STOCK REPURCHASES

In February 1998, the Company announced a stock repurchase program to purchase up to 1,500,000 shares of common stock during the period ending August 15, 1998, unless extended. The Company repurchased 1,500,000 shares under this program for $14,863,799 by September 30, 1998.

In May 1998, the Company announced a second stock repurchase program to purchase up to an additional 1,000,000 shares of common stock during the period ending November 26, 1998, unless extended. The Company repurchased 1,000,000 shares under this program for $9,075,000 by September 30, 1998.

In August 1998, the Company announced a third stock repurchase program to purchase up to an additional 2,000,000 shares of common stock during the period ending August 26, 1999, unless extended. By September 30, 1998, the Company had repurchased 155,100 shares for $1,061,452.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 1998 (continued)
                                   (UNAUDITED)

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

Comprehensive income, net of related estimated tax, amounted to $1,026,043 and ($1,200,031) for the quarters ended September 30, 1998 and 1997, and $1,999,687 and ($1,753,715) for the nine months ended September 30, 1998 and 1997, respectively.

NOTE G -- ACQUISITION OF TECHTEAM CAPITAL GROUP, INC.

In January 1998, TechTeam acquired all of the capital stock of Capricorn Capital Group, Inc. (now TechTeam Capital Group, Inc.) in exchange for a base consideration consisting of 350,000 unrestricted and 150,000 restricted shares of TechTeam common stock plus a contingent payment based upon TechTeam Capital Group, Inc.'s earnings performance in the three-year period following the acquisition. The base consideration was valued at $4,875,000. The transaction has been accounted for as a purchase. The accompanying September 30, 1998 balance sheet reflects a preliminary allocation of the purchase price. Goodwill resulting from the transaction is being amortized using the straight-line method over a period of 10 years.

Unaudited pro forma results of operations for the quarter and nine month period ended September 30, 1997, assuming the transaction took place on January 1, 1997 are as follows:



                                       PERIODS ENDED SEPTEMBER 30, 1997
                                       THREE MONTHS        NINE MONTHS
                                       -------------      -------------
Net revenues........................    $ 24,165,803       $ 71,706,010
Gross profit........................       1,933,812         10,370,711
Net loss............................      (2,268,573)        (2,438,643)
Net income per common share.........           (0.15)             (0.16)


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

RESULTS OF OPERATIONS

OVERVIEW

The Company originally commenced operations as a value added reseller of computer hardware and software that also provided training for its computer products. During the late 1980's the Company added IT staffing and systems integration services as a complement to its existing training business. In 1993, as a result of the Company's growing expertise in providing IT staffing of on-site help desks, TechTeam entered the call center industry. Today, the Company's IT outsourcing services cover a broad range of IT, including planning, design, implementation and support. Although the Company's services are complementary, TechTeam has divided its service offerings into three divisions, Corporate Services (corporate help desk/call center services, technical staffing, systems integration and training programs), OEM Call Center Services, and TechTeam Capital Group. Revenues from all service offerings are recognized as services are performed.

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

The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:



------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER  30,           SEPTEMBER 30,
                                                         -----------------------  -------------------
                                                            1998       1997         1998      1997
                                                         --------   --------      --------   --------
 REVENUES
    Corporate Services
       Corporate help desk/call center services......        26.6%      30.6%         24.8%      31.4%
       Technical staffing............................        19.4       32.4          22.9       31.3
       Systems integration...........................        15.6       18.2          12.1       15.0
       Training programs.............................         5.4        9.0           6.2        8.8
                                                         --------   --------      --------    -------
    Total Corporate Services.........................        67.0       90.2          66.0       86.5
    OEM Call Center Services.........................        18.0        9.8          22.2       13.5
    TechTeam Capital Group...........................        15.0         --          11.8         --
                                                         --------   --------      --------    -------
TOTAL REVENUES.......................................       100.0      100.0         100.0      100.0
COST OF SERVICES DELIVERED...........................        84.0       95.7          83.2       88.8
                                                         --------   --------      --------    -------
GROSS PROFIT.........................................        16.0        4.3          16.8       11.2
                                                         --------   --------      --------    -------
OTHER EXPENSES
    Selling, general and administrative..............        11.3       17.5          12.8       19.3
    Interest expense.................................         1.2         --           1.4        0.1
                                                         --------   --------      --------    -------
TOTAL OTHER EXPENSES.................................        12.5       17.5          14.2       19.4
                                                         --------   --------      --------    -------
INCOME/(LOSS) BEFORE INTEREST INCOME.................         3.5      (13.2)          2.6       (8.3)
INTEREST INCOME......................................         1.7        3.8           1.8        3.9
                                                         --------   --------      --------    -------
INCOME/(LOSS) BEFORE TAX PROVISIONS..................         5.2       (9.4)          4.4       (4.4)
TAX PROVISIONS.......................................         2.0       (3.4)          2.1        1.3
                                                         --------   --------      --------    -------
NET INCOME/(LOSS)....................................         3.2%      (6.0)%         2.3%       3.1%
                                                         ========   ========      ========    =======


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

COMPARATIVE PERFORMANCE -- THIRD QUARTER 1998 VERSUS 1997

TechTeam earned a net income of $1,000,565 or $0.07 per share, for the Third Quarter 1998 as compared to a net loss of ($1,201,228), or ($0.08) per share, for the Third Quarter 1997.

REVENUES

TechTeam's total revenues increased by $11,287,106 in 1998 to $31,306,544, a 56% increase over revenues in 1997. Changes in revenues resulted from the following:

Corporate Services

       Corporate help desk/call center services
       Revenues from Corporate help desk/call center services increased by $2,202,312 in 1998. This was a 36% increase over Corporate help desk/call center services revenues in 1997. This increase was due to new business with new and existing customers.

       Technical staffing
       Revenues from technical staffing decreased by $408,933 in 1998. This was a 6% decrease over technical staffing revenues in 1997. This decrease was due to decreased client demand for TechTeam's computer services personnel at selected accounts.

       Systems integration
       Revenues from systems integration increased by $1,251,907 in 1998. This was a 34% increase from systems integration revenues in 1997. This increase was due to increased hardware sales and related services.

       Training programs
       Revenues from training programs decreased by $124,284 in 1998. This was a 6.9% decrease from training revenues in 1997. This decrease was due to decreased enrollments in the Company's training programs.

OEM Call Center Services
Revenues from OEM Call Center Services increased by $3,659,292 in 1998. This was a 188% increase over OEM Call Center Services revenues in 1997. The increase was primarily driven by revenues for services provided to the Company's joint venture with GEA which aggregated $4,902,485 for the Third Quarter 1998. On March 31, 1998, the Company sold its OEM call center contracts, consisting of its remaining unexpired contracts with Hewlett-Packard Corporation and a contract with 3Com Corporation, to GEA for $1.4 million. GEA then contributed those contracts to the GE TechTeam joint venture for an agreed value of $1.4 million and an agreement that GEA shall receive all of the joint venture's earnings until GEA has recovered the $1.4 million. TechTeam is recognizing the gain related to this sale as the joint venture records earnings on the contracts. Such earnings amounted to $409,993 for the Third Quarter 1998.

TechTeam Capital Group
In January 1998, TechTeam acquired TechTeam Capital Group, Inc. The revenues since acquisition are reported in this category.

COST OF SERVICES DELIVERED

The cost of services delivered increased by $7,138,166 in 1998. This was a 37% increase over the cost of services delivered in 1997. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 84.0% and 95.7% of revenues in 1998 and 1997, respectively. The decrease was due primarily to costs incurred in 1997 for the start-up of new projects that did not recur in 1998.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $23,648 in 1998. This was a 0.6% increase from selling, general and administrative expenses in 1997. These expenses were 11.3% of revenues in 1998 compared with 17.5% of revenues in 1997. This decrease was due primarily to growth in revenues without a corresponding expansion of TechTeam's administrative infrastructure.


INTEREST EXPENSE

In January 1998, TechTeam acquired TechTeam Capital Group, Inc. which finances its leasing activities through use of various forms of long-term and short-term debt. The interest costs of this debt are reported in this category.


INTEREST INCOME

Commencing in October 1996, TechTeam began earning significant amounts of interest income on cash generated by the 1996 public stock offering. For 1998, interest income was $522,760 compared to $764,580 in 1997. The decline in interest income between 1997 and 1998 results from increased use of cash for operations and repurchase of Company's shares. (See Liquidity and Capital Resources.)


TAX PROVISIONS

TechTeam recognized $622,400 of Federal income tax in 1998, resulting in an effective tax rate of 38.4% compared to an effective tax rate of 44.4% for 1997. The 1998 and 1997 effective tax rates differ due to changing amounts of permanent book/tax differences, primarily goodwill and tax-exempt interest. The Michigan single business tax and state income taxes in 1998 were $7,200 with an effective tax rate of 0.4% compared to an effective rate of (3.3)% in 1997. These taxes are tied more closely to factors other than pre-tax income which inflate the effective tax rate when income is lower, or negative as in 1997.

COMPARATIVE PERFORMANCE -- FIRST NINE MONTHS 1998 VERSUS 1997

TechTeam earned a net income of $1,974,642 or $0.13 per share, for the First Nine Months 1998 as compared to a net loss of ($1,791,977), or ($0.12) per share, for the First Nine Months 1997.


REVENUES

TechTeam's total revenues increased by $27,400,576 in 1998 to $85,429,805, a 48% increase over revenues in 1997. Changes in revenues resulted from the following:


Corporate Services

       Corporate help desk/call center services

       Revenues from Corporate help desk/call center services increased by $2,962,315 in 1998. This was a 16% increase over Corporate help desk/call center services revenues in 1997. This increase was due to new business with both existing and new customers.

       Technical staffing

       Revenues from technical staffing increased by $1,358,648 in 1998. This was a 7% increase over technical staffing revenues in 1997. This increase was due to continued client demand for TechTeam's computer services personnel at major accounts.

       Systems integration

       Revenues from systems integration increased by $1,620,670 in 1998. This was a 19% increase over systems integration revenues in 1997. This increase was due to increased hardware sales and related services.

       Training programs

       Revenues from training programs increased by $192,753 in 1998. This was a 4% increase over training revenues in 1997. This increase was due to increased enrollments in the Company's training programs.

OEM Call Center Services

Revenues from OEM Call Center Services increased by $11,088,075 in 1998. This was a 142% increase over OEM Call Center Services revenues in 1997. The increase was primarily driven by revenues for services provided to the Company's joint venture with GEA which aggregated $15,041,835 for the first nine months of 1998, offset by reduced revenues related to the contracts discussed below. On March 31, 1998, the Company sold its OEM call center contracts, consisting of its remaining unexpired contracts with Hewlett-Packard Corporation and a contract with 3Com Corporation, to GEA for $1.4 million. GEA then contributed those contracts to the GE TechTeam joint venture for an agreed value of $1.4 million and an agreement that GEA shall receive all of the joint venture's earnings until GEA has recovered the $1.4 million. First Quarter 1998 earnings reflected no amounts related to this sale. TechTeam is recognizing the gain related to this sale as the joint venture records earnings on the contracts. Such earnings amounted to $769,591 for the first nine months of 1998.

TechTeam Capital Group

In January 1998, TechTeam acquired TechTeam Capital Group, Inc. The revenues since acquisition are reported in this category.


COST OF SERVICES DELIVERED

The cost of services delivered increased by $19,555,431 in 1998. This was a 38% increase over the cost of services delivered in 1997. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 83.2% and 88.8% of revenues in 1998 and 1997, respectively. The decrease was due primarily to costs incurred in 1997 for the start up of new business that did not reoccur in 1998.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased by $303,942 in 1998. This was a 2.7% decrease from selling, general and administrative expenses in 1997. The decrease was due principally to costs incurred in 1997 related to the purchase of Compuflex Systems, Inc. which did not recur in 1998. These expenses were 12.7% of revenues in 1998 compared with 19.3% of revenues in 1997. This decrease was due primarily to growth in revenues without a corresponding expansion of TechTeam's administrative infrastructure.


INTEREST EXPENSE

In January 1998, TechTeam acquired TechTeam Capital Group, Inc. which finances its leasing activities through use of various forms of long-term and short-term debt. The interest costs of this debt are reported in this category.

INTEREST INCOME

Commencing in October 1996, TechTeam began earning significant amounts of interest income on cash generated by the 1996 public stock offering. For 1998, interest income was $1,505,811 compared to $2,259,925 in 1997. The decline in interest income between 1997 and 1998 results from use of cash for operations and repurchase of Company's shares. (See Liquidity and Capital Resources.)


TAX PROVISIONS

TechTeam recognized $1,233,500 of Federal income tax in 1998, resulting in an effective tax rate of 38.9% compared to an effective tax rate of 41.6% for 1997. The 1998 and 1997 effective tax rates differ due to changing amounts of permanent book/tax differences, primarily goodwill and tax-exempt interest. The Michigan single business tax and state income taxes in 1998 were $529,100, with an effective tax rate of 14.1% compared to an effective rate of (18.8)% in 1997. These taxes are tied more closely to factors other than pre-tax income which inflate the effective tax rate when income is lower, or negative as in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Over the three year period commencing January 1, 1995, the Company's business has been financed by cash provided by operations, shares issued throughout the period under stock option plans and $77,851,500 from a public offering in 1996. Indicators of the Company's financial strength are summarized below:



---------------------------------------------------------------------------------------------------------------------
                                                                           SEPTEMBER 30,1998    DECEMBER 31, 1997
                                                                           ------------------   -----------------
Working capital........................................................    $       74,340,573   $      85,747,934
Current ratio..........................................................                   7.5                 9.1
Debt as a percentage of total capitalization...........................                  15.1%                0.1%
Shareholders' equity...................................................    $       92,673,219   $     109,600,197


The Company's working capital was $74,340,573 at September 30, 1998; the decrease primarily resulting from the repurchase of Company common stock - see below. A decrease of 13.3% from December 31, 1997. Available cash will be used for general corporate purposes, including domestic and international call center expansion, capital expenditures, working capital, acquisitions and stock repurchases under the Company's stock repurchase program.

Early in 1998, TechTeam acquired TechTeam Capital Group, Inc. Currently, the Company has no arrangements or understandings with respect to any material acquisitions, although it continually monitors acquisition opportunities.

As a result of the acquisition of TechTeam Capital Group, debt aggregating $17,773,587 at September 30, 1998 is now included in the consolidated financial statements. TechTeam Capital Group finances its leasing activities through use of various forms of long-term and short-term debt. Prior to this acquisition TechTeam had no significant debt outstanding.

In February 1998, the Board of Directors of the Company authorized a stock repurchase program. The program provided for the open market and other purchase of up to 1,500,000 shares of the Company's stock. The Company repurchased 1,500,000 shares under this program for $14,863,799 by September 30, 1998.

In May 1998, the Board of Directors of the Company authorized another stock repurchase program. The program provided for the open market and other purchase of up to an additional 1,000,000 shares of the Company's stock. The Company repurchased 1,000,000 shares under this program for $9,075,000 by September 30, 1998.

In August 1998, the Company announced a third stock repurchase program to purchase up to an additional 2,000,000 shares of common stock during the period ending August 26, 1999, unless extended. By September 30, 1998, the Company had repurchased 155,100 shares for $1,061,452.

TechTeam has line-of-credit agreements with NBD Bank and Chase Manhattan Bank which provide for short-term borrowings of up to $25,000,000 and $310,000, respectively; both lines-of-credit are unsecured. NBD Bank borrowings are at the prime rate and Chase Manhattan Bank borrowings are at prime plus 1.5%. There were no borrowings under these lines at September 30, 1998.

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

The cost of Year 2000 initiatives is not expected to be material to TechTeam's operations or financial position.

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


MANAGEMENT OF GROWTH:

The Company's revenues have grown from $34.3 million in 1994 to $47.1 million in 1995, $72.2 million in 1996, $81.3 million in 1997 and $85.7 million in the first nine months of 1998. The Company intends to pursue the continued growth of its business; however, there can be no assurance that such growth will be achieved. The Company's future operating results will depend in part on management's ability to manage any future growth and control expenses. An unexpected decline in revenues without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on the Company's operating results.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits
            27.  Financial Data Schedule

       (b)  Reports on Form 8-K. October 29, 1998 - Third Quarter 1998 Earnings.


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

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



                                       National TechTeam, Inc.
                                       -----------------------
                                                (Registrant)


  Date:     November 13, 1998          By: /s/ William F. Coyro Jr.
                                           ------------------------
                                           William F. Coyro Jr.
                                           Chairman of the Board and
                                           Chief Executive Officer


  Date:     November 13, 1998          By: /s/ Lawrence A. Mills
                                           ---------------------
                                           Lawrence A. Mills
                                           Vice President,
                                           Chief Financial Officer and Treasurer

                               INDEX TO EXHIBITS

                         EX-27 FINANCIAL DATA SCHEDULE