Form 10-K
period 1998-12-31
NATIONAL TECHTEAM INC /DE/
filed 1999-03-31
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998

                             NATIONAL TECHTEAM, INC.
             (Exact name of registrant as specified in its charter)

 Delaware                                0-16284                  38-2774613
(State or other jurisdiction of   (Commission File Number)  (I.R.S. Employer
incorporation)                                              Identification No.)



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1999 was approximately $86,800,000.

The number of shares outstanding of the issuer's common stock as of March 19, 1999 was 13,360,566.


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

                                     PART I


ITEM 1.   BUSINESS

GENERAL

National TechTeam, Inc. ("TechTeam" or "Company") is a leading provider of information technology ("IT") outsourcing support services to large national and multinational corporations, government agencies and service organizations. The Company offers its services through three global units: (i) CORPORATE SERVICES, which provides corporations with help desk support, technical staffing, systems integration, and custom training; (ii) OEM CALL CENTER SERVICES, which provides end user customers of its clients with inbound telephone support for their computer products; and (iii) TECHTEAM CAPITAL GROUP, which consists primarily of leasing computer-related hardware and integrated services to corporate customers. National TechTeam is traded under the symbol "TEAM". TechTeam's client base includes Ford, DaimlerChrysler, Bank One, an international provider of shipping services, Liberty Mutual Insurance Company and GE TechTeam, L.P. a joint venture between the Company and an operating unit of GE Appliances (the "GE Joint Venture"). Many of TechTeam's clients utilize services offered by all TechTeam business units.

The Company was incorporated on September 14, 1987 in connection with reincorporation in Delaware of the Company's predecessor, National TechTeam, Inc., a Nevada corporation, which was completed on November 17, 1987. The Company maintains its executive and principal offices at 835 Mason Street, Suite 200, Dearborn, MI 48124. Its telephone number is (313) 277-2277.

During 1997 and 1998, the Company engaged in several transactions that form the basis for a substantial portion of the Company's current operations. These included: the acquisition of Compuflex Systems, Inc. ("Compuflex"), currently known as National TechTeam of New Jersey, Inc.; the formation of the GE Joint Venture; and the acquisition of Capricorn Capital Group, Inc., currently known as TechTeam Capital Group. Compuflex, which has an office in New Jersey and affiliated operations in India, provides SAP consulting services, including customized design, installation and training, as well as contract programming and software development for Fortune 500 companies. The GE Joint Venture was formed in October 1997 to market and service extended warranty contracts for the personal computer industry. The GE Joint Venture, headquartered in Dallas, Texas, is operated by TechTeam and GE Service Management, an operating unit of GE Appliances. GE Service Management is a leading provider of extended service plans and warranty administration for products ranging from major appliances and consumer electronics to personal computers. GE Service Management offers extended service plans that cover numerous manufacturers, makes and models, and it provides comprehensive service coverage for post-warranty products and service needs. In March 1998 TechTeam transferred its OEM call center contracts to the GE Joint Venture. In August 1998 the GE Joint Venture commenced telephone and computer support for a major manufacturer of personal computers.

INDUSTRY BACKGROUND

The IT services industry has been evolving rapidly in the past several years in response to the emergence of a number of fundamental trends. Among these trends are the following:

     - The development and implementation of new technology on a large scale, requiring large expenditures in purchasing, integration and training.

     - An emphasis on core strengths, leading many businesses to outsource non-core functions. For example, according to Gartner Group, an information technology advisory firm, the desktop management services market is the fastest growing phenomenon for the IT services industry. This market includes desktop outsourcing and is $8 billion in the U.S. alone, growing at a compounded annual rate of 22 percent for the next four years.

     - Change in the price/performance ratio of technology, which has dramatically reduced the cost of computers and related communications equipment.

     - Migration by businesses from IT systems consisting of a mixture of network operating systems, desktop systems and applications to integrated and standardized network-based systems.

     - Rapid growth of the Internet and World Wide Web as a means of communicating information and knowledge.

     - Increased use by businesses of Enterprise Resource Planning products, such as PeopleSoft and SAP, that require significant investment and ongoing support.

     - An increasing focus on productivity, which demands that IT service providers deliver high-quality services with increasing efficiencies in delivery and pricing.

     - Increased standardization of IT services in certain areas, particularly desktop management and help desk services, creating greater competitive pressures.

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

SERVICES

National TechTeam originally commenced operations as a value-added reseller of computer hardware and software that also provided training for its computer products. During the late 1980's the Company added IT staffing and systems integration services as a complement to its existing training business. In 1993, as a result of the Company's growing expertise in providing IT staffing of on-site help desks, TechTeam entered the help desk/call center industry. Today, the Company's outsourcing services are intended to cover a broad range of desktop management and desk-side support services, including planning, design, implementation and support. Although the Company's services are complementary, they are divided into the following business units-- Corporate Services, OEM Call Center Services, and TechTeam Capital Group.


CORPORATE SERVICES

As a provider of Single Point of Contact (SPOC) help desk and desktop management programs, TechTeam provides centralized delivery of IT technical support services. TechTeam's Corporate Services consists of corporate help desk services, technical staffing, systems integration and training programs.

Corporate Help Desk Services

TechTeam provides help desk services to assist major companies in managing their internal IT systems. The Company's technical staff uses its experience and knowledge in launching and delivering corporate help desk programs, to define and execute corporate IT support solutions to meet its clients' specific needs. The Company's help desk solutions include numerous options for call tracking, Internet-based callback support, telecommunications systems, product knowledge bases, statistical reporting, real-time scheduling and forecasting. The Company's proprietary Global Call Center software (the "GCC") enables TechTeam to provide its clients with a turn key call tracking solution.

These customized help desk solutions provide the corporate end users with around-the-clock technical support provided either from the client's facilities or from TechTeam's help desk sites. TechTeam provides help desk services for the full range of a client's IT infrastructure, from network environments to computing systems, and shrink wrap to advanced applications. TechTeam's technicians are specially trained in the applicable product or application and act as a transparent extension of the client company in diagnosing problems and answering technical questions. The Company's technicians answer questions and diagnose technical problems ranging from simple error messages to wide area network failures. If the technician is not able to resolve the problem with the end user over the phone, the call is escalated to the appropriate resource to solve the problem.

The data collected by TechTeam technicians show trends in IT usage and trouble spots. TechTeam implements root cause analysis on the data to identify the cause(s) of problem areas. From this analysis, TechTeam can recommend to its clients other solutions to reduce the cost of operating their IT infrastructure.

Corporate help desk services accounted for approximately 26% of TechTeam's total revenues in 1998.

Systems Integration

Today's corporate systems are a complicated web of interrelated technology components that work together to form the information lifeblood of the corporation. IT managers are challenged with making sure all these components perform reliably and efficiently to service the employee base of the corporation. Through relationships with many Fortune 500 companies, TechTeam has hands-on expertise in leading-edge network and desktop design, integration and management services. TechTeam's systems integration team performs all phases of network implementations, from project planning and management, to full-scale network server and workstation installations. After the implementation, the systems integration team performs a wide range of maintenance services to the client ranging from deskside support to network monitoring.

Key services provided by TechTeam as part of its systems integration services include: LAN/WAN design; Rollout Planning; Server Integration, PC & Workstation Migrations, Workstation Installations/Moves/Upgrades; Procurement; Desktop Break/fix; Asset Management; and ISO 9000 Software design, analysis, and implementation.

By combining its help desk and systems integration expertise, TechTeam provides a complete network and desktop management solution for a growing number of clients. The ability to analyze the information collected from the desktop enables the systems integration staff to be proactive in solving the problems of the local and wide area network down to the desktop.

Systems integration accounted for approximately 12% of TechTeam's total revenues in 1998.

Technical Staffing

TechTeam maintains a staff of trained technical personnel to provide computer and technical support to its clients at the clients' facilities. Services most often provided are on-site help desk, programming, consulting and systems implementation and maintenance. TechTeam's adaptive management and proactive methodology enables its staff to work closely with its clients, understand their computing environments and work together to design and install technology to meet their business needs.

TechTeam recruits a technically proficient employee base. The Company is also able to grow and enhance the employees proficiency by providing them with access to its extensive technical training programs. By providing training in new Internet technology, advanced operating systems like Windows NT and Unix, and sophisticated applications such as SAP and PeopleSoft, the Company can provide its clients with highly skilled resources trained and certified in the latest technology.

Additionally, the Company's clients benefit due to its ability to rotate internal help desk employees to client on site assignments. TechTeam's employees develop skills and best-in-class processes as they rotate through internal assignments. In this way, by adding and integrating expertise, TechTeam is able to provide a total solution for its clients.

Technical staffing services accounted for approximately 22% of TechTeam's total revenues in 1998.

Training Programs

Training is a critical success factor in the introduction and application of new technology. Return on investment in this technology is dependent on an organization's ability to effectively educate its workforce and integrate new processes. The Company's flexible and cost effective training programs are developed to meet the ongoing needs of its clients.

TechTeam's training programs include a wide array of applications within the office automation, network and client-server marketplace. Clients are offered a full spectrum of delivery options including course catalogs, registration services, computer equipment, networks, course materials, certified trainers, evaluation options, desk-side tutorials, testing, feedback to help desks and reporting. The Company's certified instructors and project managers work closely with its clients in the collaborative design of customized training programs. Training offerings range from general end-user modules to complex technical courses for Information Technology professionals.

Training programs are also integrated into the Company's other service offerings to provide a total solution for clients. The analysis of the data collected through TechTeam's in-house and client site help desks, provides information to "target train" end users, providing a more productive client specific training, leading to an immediate return on training investments.

National TechTeam also staffs an experienced in-house design and writing team that produces professional, customized reference and marketing communications. These printed materials include complete systems manuals, newsletters, training materials, quick reference cards and product information fliers. Translation services are also offered.

TechTeam is a manufacturer-authorized training provider for many products produced by Novell, Microsoft, Sun Microsystems and Lotus Development Corporation. TechTeam has recently expanded its offerings to include SAP, JAVA and new Internet applications that are in high demand by today's major corporations and large government entities.

Training programs accounted for approximately 6% of the Company's total revenues in 1998.


OEM CALL CENTER SERVICES

TechTeam provides OEM call center services through the GE Joint Venture. The GE Joint Venture started in the Fall of 1997, with TechTeam providing the technicians to answer support calls on the Consumer Support Program (CSP), a computer and peripheral warranty program sold by GE at Circuit City. The GE Joint Venture provides CSP with troubleshooting, support and dispatch services on personal computers, peripheral hardware and software. In April 1998, TechTeam sold its existing OEM call center business with Hewlett-Packard and 3Com to the GE Joint Venture. Accordingly, TechTeam provides OEM technical support through the GE Joint Venture.

TechTeam provides the GE Joint Venture with the call center technology, expertise and personnel. TechTeam is compensated by the GE Joint Venture for the personnel expenses. The management of the GE Joint Venture is divided between GE and TechTeam. Ownership of the GE Joint Venture is divided 50.55% for GE and 49.45% for TechTeam. The profit and loss of the GE Joint Venture depends upon the business performed by the GE Joint Venture. For CSP, any loss is borne by GE, and profit is divided along ownership lines until the profit margin exceeds 25%. For margins above 25%, GE receives 75% of the profit. For OEM support, any profit or loss is shared based upon ownership percentages.

In 1998, GE TechTeam expanded the base of OEM business by securing additional OEM contracts. Responding to industry demands to reduce the cost of end user support without sacrificing client satisfaction, the GE Joint Venture re-engineered a support model to secure one of the largest OEM outsourcing opportunities of 1998. In order to perform this work, the GE Joint Venture added a new call center in Sault Sainte Marie, MI and expanded its Dallas and Fort Worth call center facilities. As a result of the expansion, the number of active TechTeam employees assigned to the GE Joint Venture increased to 1,271, and revenues grew 130%.

OEM Call Center Services accounted for approximately 22% of the Company's total revenues in 1998.


TECHTEAM CAPITAL GROUP

In January 1998, TechTeam acquired TechTeam Capital Group in order to provide lease financing to its client base. Since 1980, TechTeam Capital Group has arranged over half a billion dollars in leases at Fortune 500 accounts. TechTeam Capital Group writes leases for computer, telecommunications, and many forms of capital equipment ranging in lease terms from 2 - 5 years. Project financing is also available for roll-in or build-out periods from 6 - 12 months. Lease options include operating leases, direct financing leases, technology refreshes, and sale/leasebacks.

Very often, fixed lease payments can be structured to include the costs of other TechTeam service lines such as training, systems integration and hardware procurement. In this way, the Company's clients can spread startup costs over the term of the hardware lease. TechTeam Capital's strategy is based upon building long-term relationships by providing creative leasing solutions and focusing on clients' continuing needs.

TechTeam Capital Group accounted for approximately 12% of the Company's total revenues in 1998.

STRATEGY

The Company intends to continue its growth and maintain its status as a leading provider of desktop management, help desk, and corporate computer services by being responsive to, and providing skilled personnel and successful knowledge practices for its clients to meet their demand for long-term outsourcing services. The Company firmly believes that its established relationships, creative solutions and solid performance record positions itself for expanded growth in existing clients and referral potential for new clients. The principal strategies for achieving these objectives are as follows:


DESKTOP MANAGEMENT SERVICES:

The Company intends to expand its service offerings around its knowledge and experience in managing corporate desktop environments. This includes network and PC installation and maintenance, help desk support and training. With its experience in help desk operations, TechTeam is able to provide value-added services to its clients by leveraging the data collected, and offering services focused on cost reduction, call avoidance and root cause analysis. As companies today struggle with the increasing need to integrate and update sophisticated technologies and complex systems, these proactive value-added services provide new revenue opportunities. Additionally, the Company will continue to utilize its innovative GCC call management and tracking tool to provide its clients with virtual help desk capabilities.


FURTHER PENETRATE EXISTING CLIENTS, ATTRACT NEW CLIENTS AND EXTEND SERVICE
LINES:

The Company intends to solidify its position as a preferred vendor of outsourcing services by continuing to market its desktop management, help desk, and OEM call center services through further penetration within existing accounts, pursuing new clients, and the addition of new service offerings. Historically, many of TechTeam's clients have initially engaged the Company to provide specific services to a single division or business unit. By working closely with its clients throughout the life cycle of their IT systems and products, TechTeam has been able to achieve growth by providing additional complementary services to its existing clients. The Company believes that it will continue to capitalize upon these marketing advantages by providing a full range of services from network design and systems integration to end-user technical support and documentation.

In 1999, TechTeam will continue to expand its service offerings to satisfy current market demands. TechTeam envisions growing its client base for its ISO quality services expertise proven through the successful implementation of quality software in a major automotive company. TechTeam will market its quality support offering to the automotive suppliers who must meet quality standards. TechTeam has a trained, experienced staff that provides high level Microsoft Windows NT support from consulting through actual implementation. The Company will begin marketing its NT consulting group in April 1999. A third source of new product demand is for Enterprise Resource Planning (ERP) support services. According to the Gartner Group, "the rapidly increasing number of ERP implementations has created a high demand for ERP outsourcing. While ERPs are commonly used at package implementation, outsourcing of ERP operation is still in its early stages." TechTeam plans to capitalize on this market by utilizing its in-house developed functional and programming experts to provide ERP consulting services to its clients.

The Company also looks to expand geographically into new markets with its help desk and desktop management services. The location of new facilities is based on client request, the labor market and low facility cost. In October 1998, TechTeam opened an office in Davenport, Iowa.

CAPITALIZE ON TECHNOLOGY AND TRAINING:

The Company seeks to leverage its investment in sophisticated and specialized desktop management, help desk, and call center technologies. TechTeam believes its investment in high-capacity advanced-function PBX phone switches, automated call distributors, call tracking software, computer-telephone integration, interactive voice response technology, back-up generators, technician training programs and facilities are fixed costs that can be spread across a larger revenue base resulting in increased profit margins. TechTeam's strategy is to upgrade its existing technologies and acquire or develop other technologies that complement its technical support functions. For example, TechTeam's Global Call Center software is continually customized to meet the call tracking needs of its clients.

The Company believes that its training assets provide three distinct benefits to TechTeam, each of which offer career pathing and development, improve productivity and reduce operating costs: (i) staff retention is improved by continuing to challenge employees and preparing them for advancement; (ii) professional training is an affordable way to keep employees current on emerging technologies and business practices; and (iii) cross-trained employees can be moved between projects to meet client needs and to increase utilization.


PURSUE STRATEGIC ALLIANCES:

TechTeam continually monitors the marketplace for appropriate opportunities to increase the Company's resources and capabilities. TechTeam intends, where appropriate, to enter into strategic partnerships with complementary businesses to increase market share, enlarge its geographic presence, and expand and complement its existing services. In October 1997, TechTeam entered into the GE Joint Venture to expand its current service offerings to the OEM and retail marketplace.

TECHNOLOGY

As a desktop management services outsourcing company, TechTeam relies upon technology to offer its clients efficient, high quality services. TechTeam has invested in high performance, scaleable, manageable telecommunications and data networks and infrastructure. TechTeam's help desks and call centers are equipped with Aspect ACD's, Dialogic IVR's and other leading call processing technologies including enhancements to allow innovative and cost effective advanced call processing capabilities. The Company's help desk and call center sites are equipped with fault-tolerant fiber-based telecommunication equipment and networks from leading carriers assuring its clients reliable help desk services. The Company's web based Global Call Center (GCC) call management system allows a help desk technician located anywhere in the world (from their home, their office, while traveling, etc.) to process service tickets quickly through the World Wide Web or a corporate Intranet via a browser. The GCC utilizes EDI / E-mail / FTP electronic dispatching. TechTeam continues to invest in its state-of-the-art technology that features sophisticated telephony, efficient networks, call distribution software, and productivity management tools. Accordingly, TechTeam can connect its clients and its clients' customers with a help desk technician that is an expert in nearly any language and in virtually any location. The GCC's common back-end, and highly configurable front-end allows rapid startup of new projects and sites. The Company expects that its Global Call Center, along with additional investments in knowledge base tools and technology, will reduce its cost of service by improving the productivity of its agents.

MARKETING, SALES AND CLIENTS

Beginning in the second half of 1998 and into 1999, TechTeam has placed a renewed focus on sales and marketing. A new Vice President of Sales was named at the end of 1998. Along with this change, the Company has hired two high level Sales Directors to lead our automotive and Enterprise Resource Planning divisions. In addition to the new sales management team, TechTeam currently employs 20 sales professionals trained to sell all of its services.

TechTeam's sales strategy continues to concentrate on understanding and meeting the business objectives of new and existing clients. To meet these objectives, the Company has divided the sales and delivery cycle into three key phases. First, the sales professionals generate new business opportunities; second, technical sales engineers analyze the client's system requirements and recommend the best solutions; and third, engagement managers whose responsibilities are to manage the account and provide a continuous interface between the client and TechTeam operations. Together, the team works to ensure client satisfaction as well as look for new opportunities in the Company's existing client base.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

Historically, TechTeam has been heavily dependent upon major clients for a substantial portion of its revenues. Any loss of (or failure to retain a significant amount of business with) its key clients could have a material adverse impact on the Company. Until 1996, Ford Motor Company ("Ford") was TechTeam's largest client. Ford accounted for 22.6%, 21.3% and 13.2% of the Company's revenues for the years ended December 31, 1996, 1997, and 1998, respectively. Ford represented significantly higher portions of TechTeam's revenues in earlier years. In 1996, Hewlett-Packard became TechTeam's largest client, representing 26.7% of TechTeam's revenues in that year. In 1997 and 1998, Hewlett-Packard accounted for 21.3% and 1.1%, respectively, of the Company's revenues. In the past several years, DaimlerChrysler Corporation ("DaimlerChrysler") had also become a major client, representing between 5 and 10% of the Company's total revenues in years prior to 1997. The percentage of total revenues derived from DaimlerChrysler increased to 14.6% and 23.1% in 1997 and 1998, respectively. Additionally, an international provider of shipping services became a significant client generating 6.5% and 5.8% of total revenues in 1997 and 1998, respectively. Ford, DaimlerChrysler and the international provider of shipping services are expected to continue to constitute a high percentage of TechTeam's revenues for the foreseeable future. In 1997 the GE Joint Venture represented 1.5% of the Company's revenues; in 1998 that percentage grew to 20.6% as a result of: (1) A full year's services for the GE Joint Venture; (2) The sale of the OEM call center product support business to the GE Joint Venture in March 1998; and (3) The commencement in August 1998 of OEM call center support by the GE Joint Venture for a major manufacturer of personal computers.

Management recognizes the need to diversify its client base from both a client and industry perspective. However, because TechTeam believes that its existing client base presents opportunities for the cross marketing of its services, the Company will continue to seek additional business from its largest clients. The Company anticipates that its major clients will continue to account for a high percentage of TechTeam's revenues in the future. TechTeam's services are not specific to any single industry and can be beneficial to most large corporations. TechTeam's technical staffing and training programs cover most of the popular software applications and can be customized to improve the productivity of microcomputer users in most companies. TechTeam provided services to approximately 524 customers in 1998.

The following is a selected list of TechTeam's clients:

 -  3Com                                -  Hewlett-Packard Company
 -  Automobile Club of Michigan         -  Liberty Mutual Insurance Company
 -  Bank One                            -  Meritor Automotive
 -  Blue Cross/Blue Shield of Michigan  -  Rockwell International
 -  DaimlerChrysler                     -  Sun Microsystems
 -  Ford Motor Company                  -  Wayne County, Michigan

INTELLECTUAL PROPERTY RIGHTS

TechTeam's success is dependent upon certain methodologies it utilizes in designing and delivering its Corporate Services and OEM Call Center Services. The Company's business includes the development of custom software in connection with specific client engagements. Ownership of such software is generally assigned to the client. The Company also develops certain foundation and application software products, or software tools, which remain the property of the Company. Applications for patents have been submitted for certain components of its proprietary software and end systems.

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

TechTeam(R) is a service mark that is registered with the United States Patent and Trademark Office. Support CentralSM is a service mark that has been approved for registration with the United States Patent and Trademark Office. Federal servicemark registrations may be renewed indefinitely as long as the underlying servicemark remains in use. Aside from the foregoing, the Company holds no other trademarks, servicemarks or patents.

COMPETITION

The Company is engaged in one of the fastest growing Information Technology (IT) Services Markets. According to Gartner Group projections, the worldwide desktop outsourcing market is estimated to be $65 billion by 2002, with more than $30 billion inside the U.S. borders alone. The Company's focus in desktop management services with its corporate help desk division faces high levels of competition. There are many companies that provide desktop management services or similar services. Management believes no one company is dominant, however some of these companies have greater financial resources, more geographic locations, a larger client base and greater name recognition. In the highly fragmented IT services markets, the Company competes with several larger competitors, as well as smaller computer services companies, systems integration firms, temporary staffing and personnel placement companies, major professional services firms, computer consulting firms, and divisions of large hardware and software companies. Historically, many of the Company's clients have provided the services through their own internal resources. Competition for contracts for a significant portion of TechTeam's services takes the form of competitive bidding in response to proposal requests. The Company competes principally on the basis of quality service, being able to provide a broad range of IT support services, price, experience and reputation in the industry, technological capabilities, quality practices, rapid response to client needs and referrals from existing clients.

The Company believes the following factors give it competitive advantages over the significant competition that it faces.

 - Strong Internationally Recognized Client Base: TechTeam provides services to large national and multinational clients who have a reputation for excellence in their market segments. Through these clients, TechTeam has developed an expertise in solving many of the challenges facing companies today in their desktop management operations.

 - Qualified Technical Staff: TechTeam understands that the quality of its professional staff is what ultimately defines it to existing and potential clients. Accordingly, the Company continues to focus on developing and retaining high quality talent internally and for its clients. Because TechTeam employs over 1,700 agents that work with a wide range of complexity, TechTeam has a solid core of employees to train and career path to better paying positions. This career path provides a motivation to remain at TechTeam. The company's clients also benefit from the skills its technicians develop as they rotate through internal assignments.

 - Multiple Service Offerings: TechTeam has long been recognized for its help desk capabilities, systems integration, technical staffing, consulting, and training service offerings. These capabilities provide the foundation for network and desktop management services TechTeam offers to its clients. Armed with intelligence derived from the client's help desk and desk-side support operations, TechTeam is able to offer clients flexible and proactive solutions to their desktop management outsourcing needs.

 - Quality Client-Driven Metrics and Service Excellence: TechTeam's focus is on the most important part of its business - its clients. As an ISO 9001:1994 certified company, TechTeam follows a well-defined quality system. TechTeam employs a comprehensive performance tracking system that measures objective and subjective attributes of service delivery. This process often results in process improvement and additional cost savings for TechTeam's clients.

 - State-of-The-Art Technology: The Company believes that its technology enables it to maintain its position as a leading provider of IT support services. As an IT outsourcing company, TechTeam relies upon advanced technology to offer its clients efficient, high quality desktop management services. TechTeam's help desk solutions include numerous options for call management, telecommunication, statistical reporting, knowledgebases, and real-time Internet accessibility.

While these competitive advantages do not guarantee success, the Company believes they provide a solid foundation upon which profitability to grow its business.

HUMAN RESOURCES

As of December 31, 1998, TechTeam had a total of 2,612 employees of which 198 were part-time. The functional responsibilities of these employees are as follows:

       Corporate Services: 643 client support agents and related employees in corporate help desk/call center services; 245 professionals in technical staffing; 207 professionals in systems integration; 113 instructors and related employees in training.

       OEM Call Center Services: 1,271 client support agents and related employees.

       TechTeam Capital Group: 33 employees.

       Sales and Marketing: 20 employees.

       Management and Administration: 80 employees.

TechTeam has experienced no work stoppages and believes its relationship with its employees is excellent.

EUROPEAN OPERATIONS

TechTeam provides its clients with corporate services in Europe through its two wholly owned subsidiaries, TechTeam Europe Ltd., located in the United Kingdom, and National TechTeam Europe, NV, located in Belgium. TechTeam Europe Ltd. provides its clients with a full range of systems integration services ranging from Windows NT roll outs to desktop support. It also started to provide a Central Help Desk for a major automotive manufacturer. In 1998, TechTeam Europe Ltd. increased its staff size from 18 to 65 employees and developed important new business with new and existing clients.

National TechTeam Europe, NV provides TechTeam's clients with multi-lingual corporate services. The Company's multi-lingual help desks provide support for approximately 16 countries in 11 languages. The technicians provide support for numerous proprietary applications and standard software. National TechTeam Europe, NV also provides multi-lingual technical training programs, technical staffing and systems integration services.

The Company's net revenue originating from Europe, as a percentage of the Company's total net revenue, was approximately 3.6 percent in 1998 and 3.2 percent in 1997, the majority of which was from customers other than foreign governments. Most of the Company's sales in international markets are sales with clients from the United States. However, the Company makes sales in the European markets directly from Europe.

The Company's international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters. The Company is also exposed to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar, as well as interest rate risk inherent in the Company's debt, investment and finance receivable portfolios. The profit from European operations are being used to fund further expansion. Accordingly, these risks are manageable.

ITEM 2.   PROPERTIES

TechTeam's World Headquarters and executive offices are located in Dearborn, Michigan. The following table sets forth the primary real properties which TechTeam leases and occupies:


------------------------------------------------------------------------------------------------------------------------
                                                                                   LEASE TERM BEGINNING       SQUARE
         LOCATION                                FUNCTION                              AND EXPIRING           FOOTAGE
---------------------------- -------------------------------------------------  --------------------------- ------------
Dearborn, MI                 World Headquarters and North American Training         04/01/97 - 03/31/06       62,931
                             Center Headquarters

Southfield, MI               World Call Center Headquarters                         11/01/93 - 12/31/00       57,403
                             and Training Center

Dallas, TX                   Regional Office and Call Center                        02/01/98 - 09/30/03       52,012

Fort Worth, TX               Call Center                                            08/01/97 - 07/30/02       20,400

Harper Woods, MI             Call Center                                            06/15/96 - 06/15/03       17,775

Rochester Hills, MI          TechTeam Capital Group Operations                      02/01/90 - 05/31/99       16,260

Chicago, IL                  Regional Office and Call Center                        03/01/97 - 02/28/00       13,195

Farmington Hills, MI         TechTeam Capital Group Operations                      08/01/96 - 07/31/99        6,595

Brussels, Belgium            Call Center                                            08/01/97 - 07/31/06        6,300

Davenport, IA                Call Center                                            10/26/98 - 05/01/99        5,510

Boston, MA                   Training Center                                        04/29/98 - 04/30/03        5,308

Chicago, IL                  Training Center                                        02/01/98 - 01/31/02        4,287

Edison, NJ                   Regional Office                                        03/01/96 - 03/31/01        3,300

Troy, MI                     Training Center                                        12/12/98 - 12/31/01        2,526

Omaha, NE                    WebCentric Operations                                  01/01/97 - 12/31/01        2,173

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

The Company and two of its officers, William F. Coyro Jr. and Lawrence A. Mills, have been named as defendants in a putative consolidated class action filed in the United States District Court for the Eastern District of Michigan. On January 22, 1998 four original actions, all filed between August 27 and October 24, 1997, were consolidated into a single action. Plaintiffs in the underlying actions purport to represent various classes consisting of all persons who purchased shares of the Company's common stock during certain class periods, the longest of which was from September 27, 1996 through July 18, 1997. Plaintiffs allege in their complaints that the Company and the individual defendants engaged in a scheme to artificially inflate the price of the Company's common stock by improperly accelerating the recognition of revenue from the licensing of the Company's proprietary software. Plaintiffs assert claims against all defendants for alleged violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants for alleged "controlling person" liability under Section 20(a) of the Securities Exchange Act. In December 1998, the Company and the individual defendants reached an agreement in principle to settle the consolidated class action lawsuits for the payment of $11 million to the plaintiffs. The agreement is subject to the completion by the plaintiffs of confirmatory discovery, the final approval of the Court, and the possibility of appeal.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1998.


                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

The following table sets forth the reported high and low sales prices of the Company's common stock for the quarters indicated as reported by The Nasdaq Stock Market(R). The Company's common stock trades on The Nasdaq Stock Market(R) under the symbol "TEAM."


-----------------------------------------------------------------------------------------------------------

                           YEAR AND QUARTER                                     HIGH              LOW
------------------------------------------------------------------------   --------------    --------------
1997

    First Quarter......................................................    $   27.625        $   15.500
    Second Quarter.....................................................        25.000            13.250
    Third Quarter......................................................        22.875             9.750
    Fourth Quarter.....................................................         9.500             8.000

1998

    First Quarter......................................................        12.000             8.125
    Second Quarter.....................................................        10.500             8.500
    Third Quarter......................................................        10.375             5.500
    Fourth Quarter ....................................................         8.000             5.313

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

TechTeam had 786 shareholders of record as of March 19, 1999.

Since the beginning of 1997, TechTeam made several acquisitions, including WebCentric Communications, Inc., Compuflex Systems, Inc. and Capricorn Capital Group, Inc. (Notes I, J and K to the Consolidated Financial Statements). In connection with these acquisitions, shares of the Company's common stock were issued without registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) thereof. A further description of the transactions is contained in the notes accompanying the consolidated financial statements.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth certain selected consolidated financial data and is qualified by the more detailed Consolidated Financial Statements and notes thereto included in Item 8 in this Form 10-K Report. The Statement of Financial Position Data as of December 31, 1994, 1995, 1996, 1997 and 1998 and the Statement of Operations Data for each of the five years in the period ended December 31, 1998 have been derived from the Company's consolidated financial statements for such years, which have been audited by Ernst & Young LLP, independent auditors.


-------------------------------------------------------------------------------------------------------------------------
                                                                           YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------
          STATEMENT OF OPERATIONS DATA:                 1998            1997          1996           1995          1994
          -----------------------------              ----------      ---------      ---------     ---------     ---------
                                                                    (In thousands, except per share data)
Revenues
    Corporate Services
       Corporate help desk services .............     $  30,672      $  17,650      $   9,381     $   3,534     $   1,017
       Technical staffing .......................        25,716         25,011         20,907        20,095        16,935
       Systems integration ......................        14,436         12,537         12,819         7,841         5,530
       Training programs ........................         6,622          7,005          7,026         4,018         4,613
                                                      ---------      ---------      ---------     ---------     ---------
    Total Corporate Services ....................        77,446         62,203         50,133        35,488        28,095
    OEM Call Center Services ....................        25,376         19,124         22,053        11,589         6,156
    TechTeam Capital Group ......................        14,099             --             --            --            --
                                                      ---------      ---------      ---------     ---------     ---------
Total revenues ..................................       116,921         81,327         72,186        47,077        34,251
Cost of services delivered ......................       102,222         72,807         57,176        36,476        26,129
                                                      ---------      ---------      ---------     ---------     ---------
Gross profit ....................................        14,699          8,520         15,010        10,601         8,122
                                                      ---------      ---------      ---------     ---------     ---------
Other expenses
    Selling, general and administrative .........        15,909         13,821         10,112         6,080         4,603
    Class action litigation and related matters .         3,439            499             --            --            --
    Interest expense ............................         1,484             69            205            79            59
                                                      ---------      ---------      ---------     ---------     ---------
Total other expenses ............................        20,832         14,389         10,317         6,159         4,662
                                                      ---------      ---------      ---------     ---------     ---------
Income/(loss) before interest income ............        (6,133)        (5,869)         4,693         4,442         3,460
Interest income (includes $152 gain on sale of
    investments in 1994) ........................         1,845          3,038            937            74           223
                                                      ---------      ---------      ---------     ---------     ---------
Income/(loss) before tax provisions .............        (4,288)        (2,831)         5,630         4,516         3,683
Tax provisions ..................................          (540)          (873)         2,584         1,892         1,524
                                                      ---------      ---------      ---------     ---------     ---------
Net income/(loss) ...............................     $  (3,748)     $  (1,958)     $   3,046     $   2,624     $   2,159
                                                      =========      =========      =========     =========     =========
Basic earnings/(loss) per share .................     $   (0.24)     $   (0.12)     $    0.24     $    0.23     $    0.21
                                                      =========      =========      =========     =========     =========
Diluted earnings/(loss) per share ...............     $   (0.24)     $   (0.12)     $    0.23     $    0.23     $    0.20
                                                      =========      =========      =========     =========     =========

Weighted average number of common shares and common share equivalents outstanding
    Basic........................................        15,913         15,664         12,535        11,362        10,395
    Diluted......................................        15,913         15,664         13,031        11,607        11,053

                                                     -----------------------------------------------------------------
                                                                                  DECEMBER 31,
                                                     -----------------------------------------------------------------
      STATEMENT OF FINANCIAL POSITION DATA:             1998          1997         1996          1995          1994
------------------------------------------------     ----------    ----------    ---------     ---------     ---------
                                                                               (In thousands)
Current assets...................................    $   52,669    $   96,307    $ 100,612     $  17,344     $  14,286
Current liabilities..............................        19,632        10,560        9,995         4,981         2,559
Total assets.....................................       118,942       121,289      116,998        26,266        20,260
Long-term liabilities............................        14,977         1,129        2,483           866           147
Total shareholders' equity.......................        84,334       109,600      104,520        20,419        17,554



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

RESULTS OF OPERATIONS


OVERVIEW

The Company originally commenced operations as a value added reseller of computer hardware and software that also provided training for its computer products. During the late 1980's the Company added IT staffing and systems integration services as a complement to its existing training business. In 1993, as a result of the Company's growing expertise in providing IT staffing of on-site help desks, TechTeam entered the call center industry. Today, the Company's IT outsourcing services cover a broad range of IT, including planning, design, implementation and support. Although the Company's services are complementary, TechTeam has divided its service offerings into three divisions, Corporate Services (corporate help desk services, technical staffing, systems integration and training programs), OEM Call Center Services, and TechTeam Capital Group. Revenues from all service offerings are recognized as services are performed.

Corporate help desk services consist of telephone support for corporate users of computer hardware, software products and services. TechTeam provides these services from both its own call centers and at client sites through on-site help desks to support end-user applications. Corporate help desk services are billed on a fee per call, fee per time spent on calls or per agent basis, each as negotiated with clients. The Company licenses clients to use its Global Call Center, a software product developed by the Company's wholly-owned subsidiary, WebCentric Communications, Inc. Revenues from these licenses are recognized either: (1) on a usage basis, when the licenses are granted in connection with on-going services; (2) as the expenses of the transaction are recognized in those instances where the license was granted in connection with a contemporaneous purchase; or (3) as lump sum fees when the client acquires the rights to use and is allowed access to the Global Call Center without any on-going services obligation by the Company. Technical staffing includes a variety of technical services, selected programming and consulting services. Systems integration consists of desk-side support and network services. Contracts for technical staffing and systems integration are generally negotiated on a hourly rate basis or are priced on a project basis. Training programs consist of instructor-led, computer-based training and distance learning for a wide range of standard and proprietary applications ranging from office automation to network products. For training programs, clients pay a fee per student trained or a fee for classes offered, in some cases with an advance payment for the cost of the necessary training materials.

OEM Call Center Services consist of domestic and international telephone support for the end-user customers of TechTeam's clients. Through the end of the First Quarter 1998, TechTeam provided OEM Call Center Services which were billed on a fee per call, fee per time spent on calls or per agent basis, each as negotiated with clients. Commencing in the Fourth Quarter 1997. TechTeam also provided OEM Call Center Services on a per agent basis to a joint venture formed with General Electric Appliances Division ("GEA"). Effective March 31, 1998, the OEM Call Center business conducted directly by TechTeam was terminated as a result of: 1) The scheduled expiration of the two largest of the Company's contacts with Hewlett-Packard; and 2) The sale to GEA of the remaining unexpired contracts with Hewlett-Packard and a contract with 3Com Corporation. The Company's decision to sell these OEM call center contacts was consistent with its strategic direction to concentrate on corporate help desk solutions. As a result, commencing in the Second Quarter 1998, revenues consist of billings to the GE TechTeam joint venture and revenues recognized from the sale of the contacts to GEA in March 1998.

TechTeam Capital Group, acquired in 1998, includes services offered by Capricorn Capital Group, Inc. (now TechTeam Capital Group, Inc.) and its affiliate, Capricorn Integrated Technologies Group ("CITG"). Since 1980, TechTeam Capital Group, Inc. has been providing financing for high technology and capital equipment in the United States. CITG provides all major brands of computers, peripherals, and components for the corporate environment, as well as custom configurations, installation, component level repair, monitor repair, and remarketing services.

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

The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:

--------------------------------------------------------------------------------------------------------------------
                                                                                      YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------
                                                                                    1998         1997          1996
Revenues
    Corporate Services
       Corporate help desk services........................................         26.2%        21.7%         13.0%
       Technical staffing..................................................         22.0         30.8          29.0
       Systems integration.................................................         12.4         15.4          17.8
       Training programs...................................................          5.7          8.6           9.7
                                                                                --------     --------     ---------
    Total Corporate Services...............................................         66.3         76.5          69.5
    OEM Call Center Services...............................................         21.7         23.5          30.5
    TechTeam Capital Group.................................................         12.0           --            --
                                                                                --------     --------     ---------
Total revenues.............................................................        100.0        100.0         100.0
Cost of services delivered.................................................         87.4         89.5          79.2
                                                                                --------     --------     ---------
Gross profit...............................................................         12.6         10.5          20.8
                                                                                --------     --------     ---------
Other expenses
    Selling, general and administrative....................................         13.6         17.0          14.0
    Class action litigation and related matters............................          2.9           .6            --
    Interest expense.......................................................          1.3           .1            .3
                                                                                --------     --------     ---------
Total other expenses.......................................................         17.8         17.7          14.3
                                                                                --------     --------     ---------
Income/(loss) before interest income.......................................         (5.2)        (7.2)          6.5
Interest income............................................................          1.5          3.7           1.3
                                                                                --------     --------     ---------
Income/(loss) before tax provision.........................................         (3.7)        (3.5)          7.8
Tax provision..............................................................          (.5)        (1.1)          3.6
                                                                                --------     --------     ---------
Net income/(loss)..........................................................         (3.2)%       (2.4)%         4.2%
                                                                                ========     ========     =========

The Company believes that its growth has benefited from the trend among large corporations to outsource much of their information technology needs and TechTeam's ability to provide services that address a broad range of those needs. The Company believes that the outsourcing trend will continue and will provide continuing opportunities for all of its service offerings. TechTeam further believes that its service offerings are influenced substantially by its clients' desires to focus on their core businesses and to leave information technology needs to the Company for which information technology is its core business. TechTeam's training programs have encountered cyclical enrollment trends, influenced by the timing and extent to which clients are upgrading desk top software.

TechTeam's business is based on client relationships with major corporations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results -- Impact of Business with Major Clients."

COMPARATIVE PERFORMANCE -- 1998 VERSUS 1997

TechTeam earned a net loss of ($3,747,820) or ($0.24) per share, for 1998 as compared to a net loss of ($1,957,843), or ($0.12) per share, for 1997.


REVENUES

TechTeam's total revenues increased by $35,594,259 in 1998 to $116,921,194, a 43.8% increase over revenues in 1997. Changes in revenues resulted from the following:

Corporate Services

       Corporate help desk services

       Revenues from corporate help desk services increased by $13,022,238 in 1998. This was a 73.8% increase over corporate help desk services revenues in 1997. The increase was due to new business with both existing and new customers, primarily DaimlerChrysler and Liberty Mutual Insurance Company.

       Technical Staffing

       Revenues from technical staffing increased by $705,040 in 1998. This was a 2.9% increase over technical staffing revenues in 1997.

       Systems Integration

       Revenues from systems integration increased by $1,899,020 in 1998. This was a 15.2% increase from systems integration revenues in 1997. This increase was due to increased hardware sales and related services.

       Training Programs

       Revenues from training programs decreased by $383,229 in 1998. This was a 5.5% decrease from training revenues in 1997. This decrease was due to decreased enrollments in the Company's training programs.

OEM CALL CENTER SERVICES

Revenues from OEM Call Center Services increased by $6,252,333 in 1998. This was a 32.7% increase over OEM Call Center Services revenues in 1997. The increase was primarily driven by revenues for services provided to the Company's joint venture with GEA which aggregated $24,033,185 for 1998 and $1,236,843 for 1997. On March 31, 1998, the Company sold its OEM call center contracts, consisting of its remaining unexpired contracts with Hewlett-Packard Corporation and a contract with 3Com Corporation, to GEA for $1.4 million. GEA then contributed those contacts to the GE Joint Venture for an agreed value of $1.4 million and an agreement that GEA shall receive all the joint venture's earnings from these contracts until GEA has recovered the $1.4 million. TechTeam is recognizing the gain related to this sale as the joint venture records earnings on the contracts. Such earnings amounted to $944,932 for 1998.

TechTeam Capital Group

In January 1998, TechTeam acquired TechTeam Capital Group, Inc. The revenues since acquisition are reported in this category.


COST OF SERVICES DELIVERED

The cost of services delivered increased by $29,415,515 in 1998. This was a 40.4% increase over the cost of services delivered in 1997. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 87.4% and 89.5% of revenues in 1998 and 1997, respectively. The decrease was due primarily to costs incurred in 1997 for the start-up of new projects for which the costs did not recur in 1998.


OTHER EXPENSES

       Selling, general and administrative

       Selling, general and administrative expenses increased by $2,087,380 in 1998. This was a 15.1% increase from selling, general and administrative expenses in 1997. These expenses were 13.6% of revenues in 1998 compared with 17.0% of revenues in 1997. This decrease was due primarily to growth in revenues without a corresponding expansion of TechTeam's administrative infrastructure.

       Class action litigation and related matters

       In late December 1998, TechTeam announced that it had reached an agreement in principle to settle all of the consolidated class action lawsuits that were brought against the Company and certain of its current and former officers and directors. In connection with this settlement, the Company recorded a charge in 1998 of $3,282,049 for legal and settlement expenses. The settlement is subject to certain contingencies, including, but not necessarily limited to, final court approval. See Notes to the Consolidated Financial Statements, Legal Proceedings.

       Interest expense

       In January 1998, TechTeam acquired TechTeam Capital Group, Inc. which had financed its leasing activities through use of various forms of long-term debt. The interest costs of this debt are reported in this category.


INTEREST INCOME

Commencing in October 1996, TechTeam began earning significant amounts of interest income on cash generated by the September 1996 public stock offering. For 1998, interest income was $1,845,014 compared to $3,038,555 in 1997. The decline in interest income between 1997 and 1998 results from increased use of cash for operations and repurchase of Company shares. (See Liquidity and Capital Resources.)


TAX PROVISION

TechTeam recognized ($1,233,247) of Federal income tax credit in 1998, resulting in an effective tax rate of 34.3% compared to an effective tax rate of 39.7% for 1997. The 1998 and 1997 effective tax rates differ due to changing amounts of permanent book/tax differences, primarily goodwill and tax-exempt interest. The Michigan single business tax and other state taxes in 1998 were $692,934, with an effective tax rate of (16.2)% compared to an effective rate of (7.6)% in 1997. These taxes are tied more closely to factors other than pre-tax income which inflates the effective tax rate when income is lower and reduce the tax benefit when income is negative as in 1997 and 1998.

COMPARATIVE PERFORMANCE -- 1997 VERSUS 1996

TechTeam reported a net loss of ($1,957,843), or ($0.12) per share, for 1997 as compared to net income of $3,046,190, or $0.24 per share, for 1996.


REVENUES

TechTeam's total revenues increased by $9,140,779 in 1997 to $81,326,935, a 12.7% increase over revenues in 1996. Changes in revenues resulted from the following:

Corporate Services

       Corporate help desk services

       Revenues from corporate help desk services increased by $8,269,547 in 1997. This was a 88.2% increase over corporate help desk services revenues in 1996. This increase was due to new business with both existing and new customers, primarily with DaimlerChrysler and an international provider of shipping services.

       Technical Staffing

       Revenues from technical staffing increased by $4,103,607 in 1997. This was a 19.6% increase over technical staffing revenues in 1996. The increase was due to continued client demand for TechTeam's computer services personnel at major accounts.

       Systems Integration

       Revenues from systems integration decreased by $281,832 in 1997. This was a 2.2% decrease in systems integration revenues in 1996.

       Training Programs

       Revenues from training programs decreased by $21,794 in 1997. This was a .3% decrease in training revenues in 1996.

OEM Call Center Services

Revenues from OEM Call Center Services decreased by $2,928,749 in 1997. This was a 13.3% decrease in OEM Call Center Services revenues in 1997. The decrease was primarily driven by a reduction in the volume of services provided to Hewlett-Packard.


COST OF SERVICES DELIVERED

The cost of services delivered increased by $15,630,598 in 1997. This was a 27.3% increase over the cost of services delivered in 1996. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. These costs were 89.5% and 79.2% of revenues in 1997 and 1996, respectively. The increase in these ratios is attributable to reduced revenues per call, costs incurred for the ongoing customization of the Company's Global Call Center and those costs related to the start-up of several new projects during the year for which revenues did not grow as rapidly as expected, and, for one project, which the Company terminated shortly after it commenced due to it not being profitable.

OTHER EXPENSES

       Selling, general and administrative

       Selling, general and administrative expenses increased by $3,708,731 in 1997. This was a 36.7% increase over selling, general and administrative expenses in 1996. The increase was due principally to compensation costs for an increased number of sales and administrative personnel, statutory and other benefits associated with such personnel, facility and equipment costs, and other indirect costs needed to support the growth of the Company. These expenses were 17.0% of revenues in 1997 compared with 14.0% of revenues in 1996. This increase was due primarily to expansion of TechTeam's administrative infrastructure to support anticipated growth of the Company.

       Class action litigation and related matters

       In the fourth quarter 1997, TechTeam incurred legal and accounting fees in connection with civil litigation and an investigation by the Securities and Exchange Commission. Both of these matters commenced in the third quarter of 1997.


INTEREST INCOME

Commencing in October 1996, TechTeam began earning significant amounts of interest income on cash generated by the September 1996 public stock offering. For 1997, interest income was $3,038,555 compared to $937,234 in 1996 reflecting a full year's availability of cash from the 1996 public stock offering.


TAX PROVISION

TechTeam recognized $(1,053,042) of Federal income tax credit in 1997, resulting in an effective tax rate of 39.7% compared to an effective tax rate of 38.1% for 1996. The 1997 and 1996 effective tax rates differ due to changing amounts of permanent book/tax differences, primarily goodwill and tax-exempt interest. The Michigan single business tax and other state taxes in 1997 were $179,800 with an effective tax rate of (7.6)% compared to an effective rate of 12.6% in 1996. These taxes are tied more closely to factors other than pre-tax income which inflate the effective tax rate when income is lower and reduce the tax benefit when income is negative as in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Over the three year period commencing January 1, 1996, the Company's business has been financed by cash provided by operations, shares issued throughout the period under stock option plans and $77,851,500 from a public offering in 1996. Indicators of the Company's financial strength are summarized below:





---------------------------------------------------------------------------------------------------------------------
                                                                       DECEMBER 31, 1998         DECEMBER 31, 1997
                                                                       ------------------        --------------------
Working capital....................................................    $       33,037,505        $         85,747,934
Current ratio......................................................                   2.7                         9.1
Debt as a percentage of total capitalization.......................                  15.4%                        0.1%
Shareholders' equity...............................................    $       84,333,958         $       109,600,197


The Company's working capital was $33,037,505 at December 31, 1998, a decrease of 61.5% from December 31, 1997; the decrease primarily resulting from the repurchase of Company common stock -- see below and the impact of the acquisition of leasing operations. Available cash will be used for general corporate purposes, including domestic and international call center expansion, capital expenditures, working capital, acquisitions and stock repurchases under the Company's stock repurchase program.

Early in 1998, TechTeam acquired TechTeam Capital Group, Inc. Currently, the Company has no arrangements or understandings with respect to any material acquisitions, although it continually monitors acquisition opportunities.

As a result of the acquisition of TechTeam Capital Group, debt aggregating $15,335,496 at December 31, 1998 is now included in the consolidated financial statements. TechTeam Capital Group had financed its leasing activities through use of various forms of long-term debt, primarily non-recourse debt. Since its acquisition by TechTeam, TechTeam has provided the financing. Prior to this acquisition TechTeam had no significant debt outstanding.

In February 1998, the Board of Directors of the Company authorized a stock repurchase program. The program provided for the open market and other purchase of up to 1,500,000 shares of the Company's stock. The Company repurchased 1,500,000 shares under this program for $14,863,799 in 1998.

In May 1998, the Board of Directors of the Company authorized another stock repurchase program. The program provided for the open market and other purchase of up to 1,000,000 shares of the Company's stock. The Company repurchased 1,000,100 shares under this program for $9,075,000 in 1998.

In August 1998, the Company announced a third stock repurchase program to purchase up to an additional 2,000,000 shares of common stock during the period ending August 26, 1999, unless extended. By December 31, 1998, the Company had repurchased 641,800 shares for $4,256,382.

TechTeam has line-of-credit agreements with NBD Bank which provide for short-term borrowings of up to $25,000,000; the line-of-credit is unsecured. NBD Bank borrowings are at the prime rate. There were no borrowings under this line during the year ended December 31, 1998.

POTENTIALLY UNREALIZABLE ASSETS

The Company's statement of financial position includes amounts related to certain assets created by Compuflex prior to its acquisition by TechTeam; the net book value of these assets at December 31, 1998 is $1,474,235. The assets consist of:

 - A contractual right to obtain from Compuflex's affiliate in India, personnel trained in personal computer skills. This right was originally recorded by Compuflex at the discounted present value of salary cost savings expected to be realized because of the availability of these personnel. The capitalized value is being amortized over the term of the contract which expires on July 31, 2004.

 - Software tools used by Compuflex in the delivery of its services to clients. These tools were purchased by Compuflex at an agreed upon price for development by a related party. The capitalized value is being amortized over 7 years ending March 31, 2003.

The realizability of these assets is dependent upon the Company continuing to utilize the Indian subsidiary as a source of personnel and to use the software tools in the delivery of its services. It is management's opinion that the Company will continue to realize the value of these assets.

At December 31, 1998, the Company had recorded a net deferred tax asset of $1,761,923, which includes $1,432,043 related to net operating loss carryforwards which expire in 2018 and $494,733 related to alternative minimum tax credit carryforwards which do not expire. The realizability of the deferred tax assets is dependent upon the Company returning to profitability and generating regular taxable income in amounts sufficient to utilize the carryforwards.

Over the past two years, the Company has generated tax losses of approximately $8,300,000. It is management's opinion that the Company will generate taxable income in 1999. Management's opinion is based on the following factors:

 - From the second quarter 1991 through the third quarter 1996, the Company had consistently been profitable. From 1991 through 1996, taxable income aggregated approximately $14,500,000.

 - The losses incurred in 1997 were primarily attributable to a temporary decline in the growth rate in business activity. The Company spent substantial amounts diversifying its client base so that growth could continue on a basis consistent with prior years and the Company would be better positioned to deliver more profitable business due to concentrating on corporate business that historically has provided better profit margins.

 - The losses incurred in 1998 resulted substantially from the settlement costs associated with the class action suit initiated against the Company in the third quarter 1997 and the write-off of non-performing assets due to merger related activities.

For 1999, the Company is forecasting a return to profitability as a result of new contracts put in place and efforts that have been, and continue to be, underway to reduce costs.

YEAR 2000 DISCLOSURE

TechTeam has a Year 2000 ("Y2K") Steering Committee reporting directly to the CEO and the Board of Directors. The Steering Committee is charged with evaluating TechTeam's risks, recommending solutions and implementing the solution to the various problems that exist, and monitoring the remediation efforts. The entire management of TechTeam is responsible to assure that the changes necessary are made to achieve readiness for the Year 2000. TechTeam is engaged in a comprehensive effort to meet the Year 2000 problems.

In order to evaluate its progress, TechTeam has established four phases necessary to assure readiness: 1) inventory - identify key business areas potentially affected by Y2K concerns; 2) analysis - determine the impact and preparation of a plan to address the issue; 3) remediation - making the necessary changes to bring the system into compliance; and 4) validation - testing to ensure compliance.

TechTeam began the inventory process of its worldwide business systems in 1997 to determine their compliance. This process was conducted by a team of internal employees in cooperation with OEM hardware and software manufacturers. In 1998, the scope of the inventory was expanded to include facilities and non-information technology related systems and equipment. As of December 31, 1998, TechTeam has identified substantially all internal systems having potential Year 2000 issues.

Analysis of systems critical to the delivery of TechTeam's services, which are within TechTeam control, to address Y2K issues has been completed on 90% of critical systems. Of these critical systems, about 70% have been remedied. TechTeam expects to complete the analysis, remediation and validation of its critical systems by June 30, 1999. Analysis of non-critical systems has been completed on 90 % of these systems. TechTeam expects to complete the analysis, remediation and validation of its non-critical systems by August 31, 1999.

TechTeam has replaced its non-compliant financial system. It spent $2.3 million, which was capitalized to be amortized over 7 years, to replace the financial system. TechTeam estimates that it will spend an additional $250,000 to $500,000 in 1999 to complete its Y2K project. As necessary, the Company will refine these estimates in the future. These expenses may not include all of the cost of implementing contingency plans, which are in the process of being developed. These estimates also do not include any litigation or warranty costs related to Y2K issues because they cannot be reasonably estimated.

Use of independent verification and validation processes consistent with industry standards will be utilized to insure complete uninterrupted operability on critical systems.

The most likely IT "worst case scenario" would be the failure of a telephone switch at one of TechTeam's support centers. The most likely non-IT "worst case scenario" would be loss of operation at one of TechTeam's support centers due to environmental or security considerations. The recovery procedure in either scenario would be to divert traffic to another center, which could take 2 to 4 hours. It is worth noting that less than 1 percent of TechTeam's weekly support center traffic occurs on weekends, such as the first two days of January 2000. Significant impact to TechTeam, and its clients for such a failure would not occur until 08:00 EST, Monday, January 3, 2000, which gives TechTeam additional time to react on behalf of itself and its' clients. In all other lines of business, the service can continue, without interruption, for several weeks without interface to TechTeam's IT or non-IT systems.

FACTORS AFFECTING FUTURE RESULTS


LITIGATION:

As noted in Item 3, the Company has been sued for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants for alleged "controlling person" liability under Section 20(a) of the Securities Exchange Act. The Company has reached an agreement in principle to resolve these suits. It is possible that these lawsuits will not be resolved on the terms proposed by the parties. The failure of the completion of the settlement could have material adverse effect on the Company's financial condition, results of operations and cash flows.


RISKS INHERENT IN LEASING:

The acquisition of TechTeam Capital Group has introduced the Company to a new type of risk: the uncertainty of the residual value of equipment leased to clients. Given the rapid pace of technological change, it is difficult to determine, at the time of the lease, the value of the equipment after the expiration of the lease because the value of the equipment often depends upon the use of the equipment after the expiration of the lease. For example, computer equipment is leased for two years. Following the completion of the lease term, the client can either 1) return the equipment, 2) purchase the equipment from the Company, or 3) re-lease the equipment for varying lengths of time. Depending on the decision of the client, the Company could be faced with the possibility of having over or under valued the residual value of the equipment. Accordingly, this uncertainty could result in fluctuations in the performance of TechTeam Capital Group.


IMPACT OF BUSINESS WITH MAJOR CLIENTS:

Historically, TechTeam has been heavily dependent upon major clients for a substantial portion of its revenues. Any loss of (or failure to retain a significant amount of business with) its key clients could have a material adverse impact on the Company. Until 1996, Ford Motor Company ("Ford") was TechTeam's largest client. Ford accounted for 22.6%, 21.3% and 13.2% of the Company's revenues for the years ended December 31, 1996, 1997, and 1998, respectively. In 1996, Hewlett-Packard became TechTeam's largest client, representing 26.7% of TechTeam's revenues in that year. In 1997 and 1998, Hewlett-Packard accounted for 21.3% and 1.1%, respectively, of the Company's revenues. In the past several years, DaimlerChrysler Corporation ("DaimlerChrysler") had also become a major client, representing between 5 and 10% of the Company's total revenues in years prior to 1997. The percentage of total revenues derived from DaimlerChrysler increased to 14.6% and 23.1% in 1997 and 1998, respectively. Additionally, an international provider of shipping services became a significant client generating 6.5% and 5.8% of total revenues in 1997 and 1998, respectively. Ford, DaimlerChrysler and the international provider of shipping services are expected to continue to constitute a high percentage of TechTeam's revenues for the foreseeable future. In 1997 the GE Joint Venture represented 1.5% of the Company's revenues; in 1998 that percentage grew to 20.6 % as a result of: (1) A full year's services for the GE Joint Venture; (2) The sale of the OEM call center product support business to the GE Joint Venture in March 1998; and (3) The commencement in August 1998 of OEM call center support by the GE Joint Venture for a major manufacturer of personal computers.

Management recognizes the need to diversify its client base from both a client and industry perspective. However, because TechTeam believes that its existing client base presents opportunities for the cross marketing of its services, the Company will continue to seek additional business from its largest clients. The Company anticipates that its major clients will continue to account for a high percentage of TechTeam's revenues in the future. TechTeam's services are not specific to any single industry and can be beneficial to most large corporations. TechTeam's technical staffing and training programs cover most of the popular software applications and can be customized to improve the productivity of microcomputer users in most companies. TechTeam provided services to approximately 524 customers in 1998.

The following table sets forth certain information relating to TechTeam's customers accounting for more than 5% of revenues in any of the past three years.


-----------------------------------------------------------------------------------------------------------------
                                                                           YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------
                                                                   1998               1997               1996
                                                             -------------      --------------      -------------
DaimlerChrysler
    Revenues for the year..............................      $  27,058,728      $   11,890,335      $   5,485,038
    Percentage increase from prior year................              127.6%              116.8%              31.8%
    Percentage of total revenues.......................               23.1%               14.6%               7.6%
GE TechTeam, L.P.
    Revenues for the year..............................      $  24,033,185      $    1,236,843      $          --
    Percentage increase from prior year................            1,843.1%                 --*                --
    Percentage of total revenues.......................               20.6%                1.5%                --
Ford Motor Company
    Revenues for the year..............................      $  15,448,011      $   17,336,957      $  16,311,769
    Percentage increase/(decrease) from prior year.....              (10.9%)               6.3%               4.7%
    Percentage of total revenues.......................               13.2%               21.3%              22.6%
International provider of shipping services
    Revenues for the year..............................      $   6,749,456      $    5,265,504      $   2,423,552
    Percentage increase from prior year................               28.2%              117.3%                --*
    Percentage of total revenues.......................                5.8%                6.5%               3.4%
Wayne County, Michigan
    Revenues for the year..............................      $   5,792,696      $    4,899,148                 --
    Percentage increase from prior year................               18.2%                 --*                --
    Percentage of total revenues.......................                5.0%                6.2%                --
Hewlett-Packard Company
    Revenues for the year..............................      $   1,343,205      $   17,361,703      $  19,266,318
    Percentage increase/(decrease) from prior year.....              (92.3%)              (9.9%)            165.0%
    Percentage of total revenues.......................                1.1%               21.3%              26.7%

* First year of business relationship

Services provided to Ford and DaimlerChrysler consist of contract computer end-user support including on-site help desks and call center services, programming services, documentation services and classroom training programs. TechTeam provides these services to virtually all Ford divisions and two finance-related Ford subsidiaries. Services provided to Hewlett-Packard and the international provider of shipping services were technical product post-sales support provided from TechTeam call center sites.

Revenues from Hewlett-Packard first commenced in mid-1995 with the award of the first contract for call center services. The first full year of services under that contract was 1996. Additional contracts were awarded in 1996. The contracts terminated in 1998.


ABILITY TO MANAGE GROWTH:

The Company has experienced significant growth in the past several years and anticipates continued growth from industry trends toward increases in information technology and in the outsourcing of services provided by the Company. TechTeam expects this continued growth to place a significant strain on the Company's resources. These resources could be further strained from the necessity to attract and retain qualified management personnel to manage the growth and operations of the Company's business. TechTeam cannot give any assurance that the Company will have sufficient resources to be able to continue its historic growth rate or that it will be able adequately to manage that growth. The failure to do so could have a material adverse effect on operating results.

YEAR 2000 COMPLIANCE:

Date sensitive computer applications that currently record years in a two-digit, rather than a four-digit, format may be unable to properly categorize and process dates occurring after December 31, 1999 (the "Year 2000" problem). The Company does not expect to incur significant additional costs to make its software programs and operating systems Year 2000 compliant. However, if Year 2000 related failures were to occur in the Company's computer and information systems the Company could incur significant, unanticipated liabilities and expenses. In addition, the Company is in the process of determining whether other companies with whom the Company does business are Year 2000 compliant. The failure of any such company to be Year 2000 compliant could have a material adverse effect on the Company.


COMPETITION:

The Company faces intense competition in both the help desk and call center markets. In the call center market, the Company competes with other call center companies, some of which have substantially greater resources including more call center locations, greater financial resources, a larger client base and more name recognition. In the corporate computer services market, the Company competes with many entities including systems implementation firms, application software firms, staffing firms, large professional services firms, facilities management firms and computer consulting firms. Many of these firms have far greater resources, clients and name recognition than the Company. Many of the Company's customers purchase information technology services primarily from a limited number of preferred vendors. In addition, many of the Company's customers use a competitive bidding process in selecting their vendors. As a result, the Company has experienced and continues to anticipate significant pricing pressure from these customers in order to remain a preferred vendor.

The Company also faces significant competition in both markets from its own clients and potential clients whose internal resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company. There can be no assurance that the Company will compete successfully with its existing competitors or with any new competitors.


JOINT VENTURE OPERATIONS:

The Company is a party to a joint venture with General Electric Appliance. The Company provides personnel and services to the joint venture as a vendor and also participates as a joint venture partner in the operating results of the joint venture. The operations of the joint venture are subject to a number of risks, uncertainties and general economic and market conditions, many of which parallel those faced by the Company. In addition, the Company is dependent upon its co-venturer for many facets of the joint venture's operations, particularly those relating to administrative and financial accounting functions. Each of the foregoing factors has a significant impact upon the ultimate results realized by the Company from the joint venture's operations and its business relationship with the joint venture.


CONTRACT RISKS:

The great majority of the Company's contracts are terminable without cause on short notice, often upon 90 days notice. Other of the Company's contracts expire on set dates and may not be renewed or replaced. Terminations and non-renewals of major contracts can have a significant impact upon the Company's revenues and operating results.


RELIANCE ON SENIOR MANAGEMENT:

The success of the Company is highly dependent upon the efforts, direction, and guidance of its senior management. Although the Company has entered into employment and noncompetition agreements with certain of its executive officers, the Company's continued growth and success also depends in part on its ability to attract and retain qualified managers and on the ability of its executive officers and key employees to manage its operations successfully. The loss of any of these senior executives or the Company's inability to attract, retain or replace key management personnel in the future, could have a material adverse effect on it.

ATTRACTION AND RETENTION OF EMPLOYEES:

The Company's business involves the delivery of professional services and is labor intensive. The Company's success depends in large part upon its ability to attract, develop, motivate and retain highly skilled technical, clerical and administrative employees. Qualified personnel are in great demand and are likely to remain a limited resource for the foreseeable future. TechTeam cannot assure that it will be able to attract and retain sufficient numbers of qualified employees in the future. The failure to do so could have a material, adverse effect on the Company's business, operating results and financial condition.


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


VARIABILITY OF QUARTERLY OPERATING RESULTS:

Variations in the Company's revenue and operating results occur from time to time as a result of a number of factors, such as the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter and employee hiring and utilization rates. The timing of revenues is difficult to forecast because the Company's sales cycle can be relatively long and may depend on factors such as the size and scope of assignments and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed, a variation in the number of clients, assignments or the timing of the initiation or the completion of client assignments, can cause significant variations in operating results from quarter to quarter and could result in losses to the Company. In addition, the Company's engagements generally are terminable by the client without penalty.


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

VOLATILITY OF STOCK PRICE:

The market price of the Company's stock has fluctuated over a wide range during the past several years and may continue to do so in the future. See "Market for Registrant's Common Stock and Related Stockholder Matters." The market price of the common stock could be subject to significant fluctuations in response to various factors or events, including among other things, the depth and liquidity of the trading market of the common stock, quarterly variations and actual anticipated operating results, growth rates, changes in estimates by analysts, market conditions in the industry in which the Company competes, announcements by competitors, regulatory actions, litigation including class action litigation and general economic conditions. In addition, the stock market has from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of high technology companies. As a result of the foregoing, the Company's operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event would likely result in a material adverse effect on the price of the common stock.


ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material market risk sensitive instruments nor material market risk exposures. Substantially all of the Company's operations are in the United States. The Company's debt obligations have fixed interest rates and relatively short lives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of National TechTeam, Inc. and Subsidiaries are included in Item 8:



---------------------------------------------------------------------------------------------------------------------
                                                                                                                PAGE
                                                                                                                -----
Report of Ernst & Young LLP, Independent Auditors...........................................................      30

Consolidated Statements of Operations-- Years Ended December 31, 1998, 1997 and 1996........................      31

Consolidated Statements of Comprehensive Income / (Loss) -- Years Ended December 31,
1998, 1997 and 1996.........................................................................................      31

Consolidated Statements of Financial Position-- December 31, 1998 and December 31, 1997.....................    32-33

Consolidated Statements of Shareholders' Equity-- Years Ended December 31, 1998, 1997 and 1996..............      34

Consolidated Statements of Cash Flows-- Years Ended December 31, 1998, 1997 and 1996........................      35

Notes to the Consolidated Financial Statements..............................................................    36-54


The following financial statement schedules of National TechTeam, Inc. and Subsidiaries are included pursuant to the requirements of Item 14(d): None.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission and for which the information is not already included in the financial statements are not required under the related instructions or are not applicable and, therefore, have been omitted.

Financial statements of GE TechTeam, L.P. are included pursuant to the requirements of Item 14(d)...........    55-65

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

BOARD OF DIRECTORS
NATIONAL TECHTEAM, INC.

We have audited the accompanying consolidated statements of financial position of National TechTeam, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, comprehensive income/(loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits. The financial statements of GE TechTeam, L.P. (an entity in which the Company has a 49% interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for GE TechTeam, L.P., it is based solely on their report.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National TechTeam, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                                           /s/ Ernst & Young LLP

Detroit, Michigan
February 23, 1999

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


-----------------------------------------------------------------------------------------------------------------------------
                                                                                        YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------------------
                                                                               1998               1997               1996
                                                                          -------------      -------------      -------------
REVENUES
    Corporate Services
       Corporate help desk services .................................     $  30,672,583      $  17,650,345      $   9,380,798
       Technical staffing ...........................................        25,715,884         25,010,844         20,907,237
       Systems integration ..........................................        14,435,733         12,536,713         12,818,545
       Training programs ............................................         6,621,747          7,004,976          7,026,770
                                                                          -------------      -------------      -------------
    Total Corporate Services ........................................        77,445,947         62,202,878         50,133,350
    OEM Call Center Services ........................................        25,376,390         19,124,057         22,052,806
    TechTeam Capital Group ..........................................        14,098,857                 --                 --
                                                                          -------------      -------------      -------------
TOTAL REVENUES ......................................................       116,921,194         81,326,935         72,186,156
COST OF SERVICES DELIVERED ..........................................       102,222,133         72,806,618         57,176,020
                                                                          -------------      -------------      -------------
GROSS PROFIT ........................................................        14,699,061          8,520,317         15,010,136
                                                                          -------------      -------------      -------------
OTHER EXPENSES
    Selling, general and administrative .............................        15,908,879         13,821,499         10,112,768
    Class action litigation and related matters .....................         3,438,886            498,966                 --
    Interest expense ................................................         1,484,443             69,492            204,813
                                                                          -------------      -------------      -------------
TOTAL OTHER EXPENSES ................................................        20,832,208         14,389,957         10,317,581
                                                                          -------------      -------------      -------------
INCOME/(LOSS) BEFORE INTEREST INCOME ................................        (6,133,147)        (5,869,640)         4,692,555
INTEREST INCOME .....................................................         1,845,014          3,038,555            937,234
                                                                          -------------      -------------      -------------
INCOME/(LOSS) BEFORE TAX PROVISION ..................................        (4,288,133)        (2,831,085)         5,629,789
TAX PROVISION/(CREDIT) ..............................................          (540,313)          (873,242)         2,583,599
                                                                          -------------      -------------      -------------
NET INCOME/(LOSS) ...................................................     $  (3,747,820)     $  (1,957,843)     $   3,046,190
                                                                          =============      =============      =============
BASIC EARNINGS/(LOSS) PER SHARE .....................................     $       (0.24)     $       (0.12)     $        0.24
                                                                          =============      =============      =============
DILUTED EARNINGS/(LOSS) PER SHARE ...................................     $       (0.24)     $       (0.12)     $        0.23
                                                                          =============      =============      =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS
    OUTSTANDING:
    Basic ...........................................................        15,913,226         15,663,716         12,534,564
    Net effect of dilutive stock options ............................                --                 --            326,735
                                                                          -------------      -------------      -------------
    Diluted .........................................................        15,913,226         15,663,716         12,861,299
                                                                          =============      =============      =============





            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)


------------------------------------------------------------------------------------------------------
NET INCOME / (LOSS), AS SET FORTH ABOVE ............     $(3,747,820)     $(1,957,843)     $ 3,046,190
OTHER COMPREHENSIVE INCOME, NET OF TAX
    Reclassification adjustment ....................          61,822               --               --
    Unrealized loss on securities available for sale              --          (61,822)              --
    Foreign currency transaction adjustments .......          78,666          (22,830)              --
                                                         -----------      -----------      -----------
TOTAL OTHER COMPREHENSIVE INCOME / (LOSS) ..........         140,488          (84,652)              --
                                                         -----------      -----------      -----------
COMPREHENSIVE INCOME / (LOSS) ......................     $(3,607,382)     $(2,042,495)     $ 3,046,190
                                                         ===========      ===========      ===========





                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



--------------------------------------------------------------------------------------
                                                                   DECEMBER 31,
                                                         -----------------------------
                            ASSETS                           1998              1997
----------------------------------------------------     ------------     ------------
CURRENT ASSETS
    Cash and cash equivalents ......................     $ 22,696,221     $ 24,927,348
    Securities available-for-sale ..................               --       39,094,615
    Accounts receivable ............................       23,803,577       26,479,816
    Refundable income tax ..........................        3,152,754        2,466,777
    Inventories ....................................          811,563          218,622
    Prepaid expenses and other .....................        1,704,217        2,781,777
    Deferred income tax ............................          500,751          338,532
                                                         ------------     ------------
                                                           52,669,083       96,307,487
                                                         ------------     ------------






PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Office furniture and equipment .................       20,713,594       18,428,968
    Purchased software .............................        4,923,651        2,997,919
    Leasehold improvements .........................        2,081,149        1,600,133
    Transportation equipment .......................          291,566          297,154
                                                         ------------     ------------
                                                           28,009,960       23,324,174
    Less-- Accumulated depreciation and amortization       15,690,879        9,599,982
                                                         ------------     ------------
                                                           12,319,081       13,724,192
                                                         ------------     ------------






OTHER ASSETS
    Assets of leasing operations ...................       29,765,374               --
    Intangibles ....................................       13,268,037        7,324,064
    Advance to TechTeam Capital Group, Inc. ........               --          604,002
    Investment in GE Joint Venture .................          883,125               --
    Deferred income tax ............................        8,585,065        1,689,334
    Other ..........................................        1,452,338        1,639,582
                                                         ------------     ------------
                                                           53,953,939       11,256,982
                                                         ------------     ------------
TOTAL ASSETS .......................................     $118,942,103     $121,288,661
                                                         ============     ============



                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



--------------------------------------------------------------------------------------------------
                                                                             DECEMBER 31,
                                                                   -------------------------------
             LIABILITIES AND SHAREHOLDERS' EQUITY                        1998             1997
--------------------------------------------------------------     -------------     -------------
CURRENT LIABILITIES
    Accounts payable .........................................     $   4,107,175     $   3,707,985
    Accrued payroll, related taxes and withholdings ..........         4,269,473         4,350,863
    Deferred income tax ......................................            62,920           466,880
    Deferred revenues and unapplied receipts .................         1,625,031         1,353,398
    Accrued expenses and taxes ...............................         1,145,125           533,391
    Current portion of notes payable .........................         8,023,606                --
    Other ....................................................           398,248           147,036
                                                                   -------------     -------------
                                                                      19,631,578        10,559,553
                                                                   -------------     -------------


LONG-TERM LIABILITIES
    Notes payable ............................................         7,244,855                --
    Deferred Global Call Center license fees .................           403,707           813,205
    Deferred income tax ......................................         7,260,973           195,941
    Other long-term liabilities ..............................            67,032           119,765
                                                                   -------------     -------------
                                                                      14,976,567         1,128,911
                                                                   -------------     -------------


SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01
       Authorized -- 5,000,000 shares
       None issued
    Common stock, par value $.01
       Authorized -- 45,000,000 shares
       Issued:
          16,703,800 shares at December 31, 1998 .............           167,038
          16,037,700 shares at December 31, 1997 .............                             160,377
    Additional paid-in capital ...............................       111,414,245       105,586,223
    Retained earnings ........................................           761,199         4,509,019
    Accumulated other comprehensive income / (loss) ..........            55,836           (84,652)
                                                                   -------------     -------------
    Total ....................................................       112,398,318       110,170,967
    Less-- Treasury stock (124,474 shares at December 31, 1997
       and 3,179,226 shares at December 31, 1998) ............        28,064,360           570,770
                                                                   -------------     -------------
    Total shareholders' equity ...............................        84,333,958       109,600,197
                                                                   -------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................     $ 118,942,103     $ 121,288,661
                                                                   =============     =============




                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                                                    ADDITIONAL        RETAINED        COMPREHENSIVE
                                                                     PAID-IN          EARNINGS        INCOME / (LOSS)      TREASURY
                                                COMMON STOCK         CAPITAL                                                 STOCK
                                                ------------     -------------       -----------      ---------------  -------------
Balance at January 1, 1996 ................     $    118,399     $  17,823,203       $ 3,384,872      $         --     $   (907,008)

    Proceeds from public offering of
       3,225,000 shares of common
       stock @ $24.14, net of
       underwriters discount ..............           32,250        77,819,250                --                --               --

    Proceeds from issuance of 289,100
       shares under stock option plans ....            2,891           778,469                --                --               --

    Shares issued to acquire:
       Coup, Inc. .........................              800           259,200                --                --               --

       U.S.A. Computer Training
          Centers, Inc. ...................               65            76,277                --                --               --

    Tax benefit from exercise of employee
       stock options and other ............               --         1,654,579                --                --               --

    Contribution to 401(k) plan and other .               --           225,702                --                --          169,260

    Adjustment to retained earnings to
       align year-ends of pooled entities .               --                --            35,800                --               --

    Net income for 1996 ...................               --                --         3,046,190                --               --
                                                ------------     -------------       -----------      ------------     ------------
Balance at December 31, 1996 ..............          154,405        98,636,680         6,466,862                --         (737,748)
    Proceeds from issuance of 328,542
       shares under stock option plans ....            3,285         1,320,431                --                --               --
    Shares issued to acquire:
       WebCentric Communications, Inc. ....            2,708         3,992,475                --                --               --
       Drake Technologies, Inc. ...........               23            49,980                --                --               --
       Remaining 25% interest in National
          TechTeam Europe, N.V ............               40            51,212                --                --               --
    Purchase of minority shares of
       Compuflex Systems, Inc. ............              (84)         (146,250)               --                --               --
    Tax benefit from exercise of employee
       stock options and other ............               --         1,241,562                --                --               --
    Contribution to 401(k) plan and other .               --           440,133                --                --          166,978
    Net loss for 1997 .....................               --                --        (1,957,843)               --               --
    Other comprehensive loss for 1997 .....               --                --                --           (84,652)              --
                                                ------------     -------------       -----------      ------------     ------------
Balance at December 31, 1997 ..............          160,377       105,586,223         4,509,019           (84,652)        (570,770)
    Proceeds from issuance of 166,100
       shares under stock option plans ....            1,661           633,074                --                --               --
    Shares issued to acquire Capricorn
       Capital Group, Inc. ................            5,000         4,870,000                --                --               --
    Tax benefit from exercise of employee
       stock options and other ............               --           309,721                --                --               --
    Contribution to 401(k) plan and other .               --            15,227                --                --          702,317
    Purchase of common stock ..............               --                --                --                --      (28,195,907)
    Net loss for 1998 .....................               --                --        (3,747,820)               --               --
    Other comprehensive income for 1998 ...               --                --                --           140,488               --
                                                ------------     -------------       -----------      ------------     ------------
Balance at December 31, 1998 ..............     $    167,038     $ 111,414,245       $   761,199      $     55,836     $(28,064,360)
                                                ============     =============       ===========      ============     ============





                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------------------------------------
                                                                                    YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------
                                                                        1998               1997              1996
                                                                    -----------        -----------      -------------
 OPERATING ACTIVITIES

    Net income/(loss) .......................................       $(3,747,820)       $(1,957,843)     $   3,046,190
    Adjustments to reconcile net income/(loss) to net cash
       provided by/(used in) operating activities:
          Depreciation ......................................         6,090,897          4,346,452          2,736,975
          Amortization ......................................        11,110,803          2,201,456            205,569
          Provision for uncollectible accounts receivable ...           437,798            445,900            265,500
          Treasury stock contributed to 401(k) plan .........           717,544            607,111            394,962
          Provision for deferred income tax .................          (807,588)        (1,081,501)          (603,624)
          Deferred Global Call Center license fees ..........          (409,501)        (1,236,795)         2,050,000
          (Gain)/loss on sales of equipment and other .......                --            409,389            (17,860)
          Net undistributed earnings of affiliates ..........           (57,563)                --                 --
          Changes in current assets and liabilities:
              Accounts receivable ...........................         3,936,459         (3,692,464)        (9,447,815)
              Inventories ...................................           268,377            428,943            121,980
              Prepaid expenses and other current assets .....         2,146,661         (1,555,534)          (735,115)
              Accounts payable ..............................        (7,895,528)          (593,088)         3,185,398
              Accrued payroll, related taxes and withholdings           (81,390)           769,253          1,571,508
              Federal income tax ............................          (685,977)        (1,053,316)        (1,573,577)
              Deferred revenues and unapplied receipts ......        (1,680,331)         1,097,458            182,157
              Accrued expenses and taxes ....................          (124,113)          (340,938)           874,329
              Other current liabilities .....................          (383,619)          (172,736)          (689,866)
                                                                  -------------      -------------      -------------

          Net cash provided by/(used in) operating activities         8,835,109         (1,378,253)         1,571,711
                                                                  -------------      -------------      -------------
INVESTING ACTIVITIES
    Purchases of property, equipment and software ...........          (819,485)        (6,757,654)        (9,567,746)
    Purchase of leased equipment ............................       (16,345,157)                --                 --
    Net decrease investment in direct financing leases and
      residuals .............................................         1,095,686                 --                 --
    Purchases of securities available-for-sale ..............      (103,541,639)       (34,751,823)       (27,169,703)
    Proceeds from sales of securities available-for-sale ....       142,636,254         22,826,911                 --
    Investment in affiliates ................................          (739,275)                --           (804,516)
    Purchase of subsidiaries, net of cash acquired ..........           278,667         (2,865,483)                --
    Advance to TechTeam Capital Group, Inc. .................                --           (604,002)                --
    Collection of note receivable ...........................                --                 --            155,555
    Proceeds from sales of property and equipment ...........                --             46,885             11,000
    Other-- net .............................................            43,015           (216,949)            59,359
                                                                  -------------      -------------      -------------

       Net cash provided by/(used in) investing activities ..        22,608,066        (22,322,115)       (37,316,051)
                                                                  -------------      -------------      -------------
FINANCING ACTIVITIES
    Proceeds from short-term borrowings .....................                --                 --          8,116,575
    Proceeds from long-term borrowings ......................         8,150,977                 --            480,212
    Proceeds from issuance of common stock ..................           634,735          1,323,716         79,210,360
    Tax benefit from exercise of employee stock options .....           309,721          1,241,562          1,654,579
    Purchase of Company common stock ........................       (28,195,907)          (146,334)                --
    Payments on short-term borrowings .......................                --           (299,400)        (8,024,359)
    Payments on long-term borrowings ........................       (14,652,493)          (258,000)          (919,174)
    Other ...................................................            78,665            (46,225)                --
                                                                  -------------      -------------      -------------

       Net cash provided by/(used in) financing activities ..       (33,674,302)         1,815,319         80,518,193
                                                                  -------------      -------------      -------------
       Increase/(decrease) in cash and cash equivalents .....        (2,231,127)       (21,885,049)        44,773,853
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..............        24,927,348         46,812,397          2,038,544

                                                                  =============      =============      =============
CASH AND CASH EQUIVALENTS AT END OF YEAR ....................     $  22,696,221      $  24,927,348      $  46,812,397
                                                                  =============      =============      =============


                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of National TechTeam, Inc., its wholly-owned subsidiaries and the Company's interest in National TechTeam Europe, N.V., a 75%-owned joint venture for 1996 and a wholly-owned subsidiary for 1997 and 1998. Collectively, these companies are referred to as the "Company" or "TechTeam." Intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 1997 and 1996 financial statements in order to conform to the 1998 financial statement presentation.


CASH AND CASH EQUIVALENTS:

Cash includes both interest bearing and non-interest bearing deposits which are available on demand. Cash equivalents include all liquid investments with a maturity of three months or less when purchased, including money market funds held at banks.


SECURITIES AVAILABLE-FOR-SALE:

The Company's management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities available-for-sale are stated at fair value with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Unrealized losses, net of tax, at December 31, 1997 were $61,822. Securities available-for-sale were invested primarily in obligations of states and other political subdivisions.


INVENTORIES:

Purchased inventories are stated at the lower of cost (determined by the first-in, first-out method) or market and consist principally of computer equipment and software. Certain inventories consist of equipment retained by the Company subsequent to the end of the lease term to be resold. Such off-lease equipment is valued at the lower of estimated market value at lease termination or current market value.


PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE:

Property, equipment and purchased software for internal use are stated at cost. Property and equipment are depreciated on the straight-line method over their estimated useful lives, ranging from 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful lives of the improvements. Purchased software is amortized over 3 to 7 years.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


INTANGIBLES:

Intangibles include the following:


--------------------------------------------------------------------------------------
                                            DECEMBER 31,
                                    ---------------------------
                                                                  AMORTIZATION PERIOD
                                        1998            1997     (STRAIGHT LINE BASIS)
                                    -----------     -----------  ---------------------
Intangible lease asset ........     $ 7,310,616     $        --        3 years
Global Call Center-- see Note I       5,408,081       5,408,081        7 years
Goodwill ......................       6,497,542       3,280,915     5 to 10 years
Other software tools ..........       1,714,819       1,670,139        7 years
                                    -----------     -----------
                                     20,931,058      10,359,135
Less: Accumulated amortization        7,663,021       3,035,071
                                    -----------     -----------
                                    $13,268,037     $ 7,324,064
                                    ===========     ===========

In the allocation of the purchase price of TechTeam Capital Group (See Note K), the Company evaluated the lease contracts of TechTeam Capital Group and the related equipment, including estimated residual values at the end of the contractual lease terms. The excess of the discounted cash flows from the lease contracts, including the estimated cash flows from estimated residual values, over the appraised fair value of the underlying equipment, was recorded by the Company as intangible lease asset in the purchase allocation and will be amortized over the related lease terms.


Goodwill represents the excess cost over the fair value of net assets acquired. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. In 1998, the unamortized amounts that the Company had recorded as goodwill related to its acquisition of WebCentric Communications, Inc. and Drake Technologies, Inc. were written off when determined to be impaired. The write-offs aggregated $710,000 and were recorded in the fourth quarter 1998. The impairment resulted from the loss of certain employees, the loss of certain contracts and the inability of the Company to realize the benefits expected to be created between the employees of the acquired companies and the other assets acquired. The amount of the write off is included in "Cost of services delivered' in the Consolidated Statement of Operations and in the "Amortization of goodwill" in Note O - Segment Reporting.


Certain costs are incurred by the Company to develop software tools. These tools are utilized in providing information technology support services to customers.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


REVENUE RECOGNITION:

Revenues from Corporate Services and OEM Call Center Services are recognized as services are performed. Revenues from TechTeam Capital Group are recognized as described in "Lease accounting policies" below. Revenues from product sales are recognized when title is transferred. Under the terms of certain OEM Call Center Services contracts, clients are required to pay certain amounts at the commencement of the contract, which payments are non-refundable and as to which the Company has no further service obligation. Amounts billed under this provision of such contracts aggregated $618,100 in 1996; these amounts were recognized as revenues when billed. No such amounts were billed in 1997 and 1998. The Company has also licensed customers to use its Global Call Center, a software product developed by the Company's wholly-owned subsidiary, WebCentric Communications, Inc. Revenues from these licenses are recognized either: (1) on a usage basis, when the licenses are granted in connection with on-going services; (2) as the expenses of the transaction are recognized in those instances where the license was granted in connection with a contemporaneous purchase; or (3) as lump sum fees when the client acquires the rights to use and is allowed access to the Global Call Center without any on-going service obligation by the Company. The adoption of AICPA Statement of Position 97-2, "Software Revenue Recognition," had no effect on the Company.


DEFERRED REVENUE:

TechTeam receives advance payments from clients under certain lease and maintenance agreements. These payments are recognized as revenues when earned. At December 31 these amounts are expected to be earned in the subsequent year. See "Revenue recognition" regarding deferred Global Call Center license fees.


DEFERRED INCOME TAXES:

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.


LEASE ACCOUNTING POLICIES:

As a lessor of equipment, the Company, through TechTeam Capital Group, accounts for leases under Statement of Financial Accounting Standards No. 13, "Accounting for Leases," principally as either direct financing or operating leases. Each of these types of leases, and its impact on the financial statements of TechTeam, is as follows:

         Operating leases

         Equipment leased to others under operating leases is recorded at cost, less accumulated depreciation. In estimating depreciation, a residual amount is used. Residual is the estimated fair market value of the leased assets at the termination of the lease. In estimating residual, the Company relies largely on historical experience by equipment type and manufacturer, adjusted for known trends. The Company's estimates of residual are reviewed continuously to ensure realization; however, the amount the Company will ultimately realize could differ from these estimates.

         Revenues from operating leases are recognized on a straight-line basis over the lease term.

         Depreciation is recognized on a straight-line basis over the lease term.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Direct financing leases

         Net investment in direct financing leases consists of the present value of the future minimum lease payments, the present value of the estimated residual and initial direct costs.

         Revenues consist of interest earned on the net investment. Revenues are recognized over the lease term as a constant percentage return on the net investment.

         Initial direct financing costs are capitalized and amortized over the lease term.

Additionally, the Company acts as a broker in arranging certain lease transactions and recognizes fees for such services as earned. In connection with certain transactions, the Company receives a share in the proceeds from the sale or re-lease of the equipment at lease termination. In certain of such cases, estimated residual values, referred to as "net investment in lease residuals," are recorded as revenue at discounted present values at the closing of the transaction. The excess of the actual residual value received by the Company over the discounted present value (unearned income) is recognized as revenue upon the sale or re-lease of the equipment at the termination of the lease.


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


NEW ACCOUNTING STANDARDS:

There are no recently issued accounting standards which have not been adopted by the Company and which are expected to have a significant effect on the Company.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE B -- DESCRIPTION OF THE BUSINESS

The Company provides corporate services, OEM call center services, and financing for high technology and capital equipment for major companies on an international scale. Revenues and accounts receivable from clients for which revenues exceeded 5% of total revenues for any of the periods presented are summarized as follows.


-------------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                        1998            1997              1996
                                                                  --------------    -------------    --------------
DaimlerChrysler
    Revenues for the year.....................................    $   27,058,728    $  11,890,335    $    5,485,038
    Accounts receivable at end of year........................         4,358,767        3,362,522         1,843,888
GE TechTeam, L. P.
    Revenues for the year.....................................        24,033,185        1,236,848                --
    Accounts receivable at end of year........................         1,525,220        1,733,542                --
Ford Motor Company
    Revenues for the year.....................................        15,448,011       17,336,957        16,311,769
    Accounts receivable at end of year........................         3,628,430        3,438,586         5,052,263
International Provider of Shipping Services
    Revenues for the year.....................................         6,749,456        5,265,504         2,423,552
    Accounts receivable at end of year........................           476,863          664,465         1,017,502
Wayne County, Michigan
    Revenues for the year.....................................         5,792,696        4,899,148                --
    Accounts receivable at end of year........................         2,145,204        2,392,531                --
Hewlett-Packard Company
    Revenues for the year.....................................         1,343,205       17,361,703        19,266,318
    Accounts receivable at end of year........................                --        2,612,113         3,104,422

Allowances for potentially uncollectible accounts receivable were as follows:
December 31, 1998 -- $952,935; December 31, 1997 -- $787,175. The Company
generally does not require collateral from its clients.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C -- ASSETS OF LEASING OPERATIONS

The assets of the Company's leasing operations consist of:


                                                                              DECEMBER 31,
                                                                                  1998
                                                                  ---------------------------------
Equipment leased to others under operating leases:

    Cost......................................................    $    35,389,965
    Less--Accumulated depreciation............................         13,488,862    $  21,901,103
                                                                  ---------------
Net investment in direct financing leases, consisting of:
    Total minimum lease payments receivable...................          6,596,637
    Estimated residual values of leased property
       (unguaranteed).........................................            863,707
    Unearned income...........................................           (890,885)
    Initial direct costs......................................             40,734         6,610,193
                                                                  ---------------
Net investment in lease residuals.............................                            1,254,078
                                                                                     --------------
                                                                                     $   29,765,374
                                                                                     ==============



Future lease revenues anticipated under noncancelable operating leases at December 31, 1998 are:

--------------------------------------------------------------------------------
                             YEAR                                      AMOUNT
--------------------------------------------------------------    --------------
1999..........................................................    $    9,514,722
2000..........................................................         6,981,234
2001..........................................................         2,815,886
2002..........................................................           173,591
2003 .........................................................            45,651
2004..........................................................               706
                                                                  --------------
Total.........................................................    $   19,531,790
                                                                  ==============


Minimum lease payments receivable under direct financing leases at December 31, 1998 are:



--------------------------------------------------------------------------------
                            YEAR                                      AMOUNT
---------------------------------------------------------------   --------------
1999..........................................................    $    3,187,883
2000..........................................................         1,962,125
2001..........................................................         1,003,159
2002..........................................................           289,747
2003 .........................................................            92,093
2004 and thereafter, through 2007.............................            61,630

                                                                  ==============
                                                                  $    6,596,637
                                                                  ==============

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D -- LEASES

The Company leases its call center facilities, corporate and other offices and certain office equipment under noncancelable operating leases. These leases are renewable with various options and terms. Total rental expense was $2,842,220 in 1998, $2,440,544 in 1997, and $2,028,618 in 1996.

Minimum future payments under noncancelable operating leases with initial terms of one year or more at December 31, 1998 were:



--------------------------------------------------------------------------------
                             YEAR                                       AMOUNT
--------------------------------------------------------------      ------------
1999..........................................................      $  3,500,914
2000..........................................................         3,202,845
2001..........................................................         2,299,854
2002..........................................................         2,110,866
2003 .........................................................         1,755,615
2004 and thereafter, through 2007.............................         2,562,698
                                                                    ------------
                                                                    $ 15,432,792
                                                                    ============


NOTE E -- SHORT-TERM FINANCING ARRANGEMENTS

The Company has agreements with NBD Bank which provide for short-term borrowings of up to $25,000,000; the line-of-credit is unsecured. NBD Bank borrowings are at the prime rate. There were no borrowings under this line at December 31, 1998 or 1997.

Interest expense and paid on short-term borrowings was $-0- in 1998, $69,492 in 1997, and $204,813 in 1996.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F -- NOTES PAYABLE

Notes payable at December 31, 1998 consist of:

                                                      INTEREST          AMOUNT
                                                       RATES            PAYABLE
                                                    -------------    -------------
Nonrecourse debt to financial institutions          6.0% - 12.0 %    $  12,311,579
Nonrecourse debt to others                                               2,496,941
Other                                                 7.0 - 9.2            459,941
                                                                     -------------
                                                                     $  15,268,461
                                                                     =============


The Company finances a portion of its lease transactions by assigning the noncancellable rentals to various financial institutions and others on a nonrecourse basis. In the event of a default by the lessee under a lease which has been assigned on a nonrecourse basis, the holder has a first lien against the underlying equipment but has no further recourse against the Company.

At December 31, 1998, the carrying value of the pledged assets is approximately $12,000,000. The notes mature from 1999 through 2003.

Future minimum payments of notes payable debt are as follows:


------------------------------------------------------------------------------
                             YEAR                                    AMOUNT
--------------------------------------------------------------   -------------
1999  ........................................................   $   8,023,606
2000  ........................................................       4,589,393
2001  ........................................................       2,107,147
2002  ........................................................         363,730
2003  ........................................................         184,585
Total ........................................................   =============
                                                                 $  15,268,461
                                                                 =============


Interest paid on notes payable was approximately $1,700,000 in 1998.

NOTE G -- EMPLOYEE RETIREMENT PLAN

The Company has a 401(k) Retirement Savings Plan which covers substantially all employees. Under the provisions of the Plan, the Company will match employee contributions in amounts up to 3% of gross compensation subject to statutory limitations; contributions were $697,151 in 1998, $623,839 in 1997, and $350,425 in 1996. The Company's matching contributions are credited only to the National TechTeam Stock Fund for the benefit of each participant.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE H -- TAX PROVISIONS

Tax provisions are as follows:

----------------------------------------------------------------------------------------
                                                      YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------
                                             1998              1997             1996
                                          -----------      -----------      ------------
Federal income tax:
    Currently payable / (recoverable)     $  (905,274)     $   109,158      $ 2,555,823
    Deferred (credit) ...............        (327,973)      (1,162,200)        (681,224)
                                          -----------      -----------      -----------
    Total ...........................      (1,233,247)      (1,053,042)       1,874,599
Michigan single business tax ........         496,102          155,600          709,000
Other state taxes ...................         196,832           24,200               --
                                          ===========      ===========      ===========
Total provision / (credit) ..........     $  (540,313)     $  (873,242)     $ 2,583,599
                                          ===========      ===========      ===========
Tax payments ........................     $ 2,346,237      $   727,641      $ 2,310,000
                                          ===========      ===========      ===========


A reconciliation of the Federal income tax provision and the amount computed by applying the Federal statutory income tax rate to income before Federal income tax follows:



-------------------------------------------------------------------------------------------------------
                                                                      YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                              1998             1997             1996
                                                          -----------      -----------      -----------
Income tax at Federal statutory rate of 34% .........     $(1,693,561)     $(1,023,701)     $ 1,673,068
Goodwill, intangibles and other permanent differences         328,669           20,912          225,721
Other ...............................................         131,646          (50,253)         (24,190)
                                                          -----------      -----------      -----------
                                                          $(1,233,247)     $(1,053,042)     $ 1,874,599
                                                          ===========      ===========      ===========


The principal components of deferred income tax balances are as follows:



-------------------------------------------------------------------------------------------------------------
                                                                              DECEMBER 31,
                                                      -------------------------------------------------------
                                                                1998                        1997
                                                      -------------------------   ---------------------------
                                                         ASSETS     LIABILITIES      ASSETS       LIABILITIES
Net operating loss carryforward .................     $1,432,043   $         --   $         --   $         --

Alternative minimum tax credit carryforward .....        494,733             --             --             --

Allowance for uncollectible accounts receivable .        346,579             --        282,246             --

Global Call Center software .....................        730,753        141,366      1,689,334             --

Leasing accounting ..............................      5,674,426      1,831,497             --             --

Prepaid expenses ................................             --         31,971             --        102,480

Accelerated tax depreciation ....................             --      5,008,781             --        184,215

Other ...........................................        407,282        310,278         56,286        376,126
                                                      ----------     ----------     ----------     ----------
                                                      $9,085,816     $7,323,893     $2,027,866     $  662,821
                                                      ==========     ==========     ==========     ==========


At December 31, 1998, for federal income tax purposes, the Company had a $4,211,892 net operating loss carryforward which expires in 2018 and a $494,733 alternative minimum tax credit carryforward which does not expire.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I -- ACQUISITION OF WEBCENTRIC COMMUNICATIONS, INC.

TechTeam acquired 15% of the shares of WebCentric Communications, Inc. ("WebCentric") in September 1996 and the remaining 85% of the shares on January 3, 1997. The transaction was structured as a cash and stock for stock exchange. Cash totaling $2,330,449 and 270,848 shares (valued at $3,995,183) of TechTeam's unrestricted and restricted common stock were issued. The purchase method of accounting was used to record the acquisition and $1,000,000 was recorded as goodwill and $5,408,081 was allocated to the software tool known as the Global Call Center -- see Note A, Intangibles.

NOTE J -- ACQUISITION OF COMPUFLEX SYSTEMS, INC.

On July 30, 1997, the Company acquired Compuflex Systems, Inc. ("Compuflex"), currently known as National TechTeam of New Jersey, Inc. The Company acquired 98% of the issued and outstanding shares of Compuflex's common stock in exchange for 509,034 shares of common stock of the Company at the ratio of one Company share for each 7.01 shares of Compuflex. The remaining 2% of the issued and outstanding shares of Compuflex were acquired for cash of $146,334. The market value of the common stock and cash used in the acquisition approximated $8.5 million. Outstanding Compuflex stock options were converted into options to purchase 170,470 shares of the Company's common stock.

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

NOTE K-- ACQUISITION OF TECHTEAM CAPITAL GROUP, INC.

In January 1998, TechTeam acquired all of the capital stock of Capricorn Capital Group, Inc. (now TechTeam Capital Group, Inc.) in exchange for a base consideration consisting of 350,000 unrestricted and 150,000 restricted shares of TechTeam common stock plus a contingent payment based upon TechTeam Capital Group, Inc.'s earnings performance in the three-year period following the acquisition. The base consideration was valued at $4,875,000. The transaction has been accounted for as a purchase. The accompanying December 31, 1998 balance sheet reflects an allocation of the purchase price. Goodwill resulting from the transaction is being amortized using the straight-line method over a period of 10 years.

Unaudited pro forma results of operations for the year ended December 31, 1997, assuming the transaction took place on January 1, 1997 are as follows:

                                                      1997
                                                 -------------
Net revenues...............................      $ 103,373,087
Gross profit...............................          7,887,441
Net loss...................................         (2,214,822)
Net loss per common share..................              (0.14)


The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect in 1997. In addition, they are not intended to be a projection of future results and do not reflect, among other things, any synergies that might have been achieved from combined operations.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L -- RELATED PARTY TRANSACTIONS

TechTeam was involved in the following related party transactions:

a) Paid legal fees of $233,570 in 1997 and $306,641 in 1996 to law firms whose members included directors, officers or shareholders of TechTeam in those respective years.
b) Paid $245,979 in 1997 and $480,488 in 1996 for employee travel expenses to a travel agency owned 50% by an individual who was a TechTeam director in those respective years.
c)       Paid $147,819 in 1998, $122,660 in 1997 and $59,626 in 1996 for rental expense for an office building leased from a former Executive Officer.
d) The Company leases space and certain property and equipment to the GE Joint Venture. At December 31, 1998, the gross amount of property and equipment under capital leases was $2,168,767. Rental income from operating leases was $466,878 and $265,513 in 1998 and 1997, respectively. Future minimum cash receipts under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and capital leases as of December 31, 1998 are:


         ----------------------------------------------------------------------------------------------------
                                                                                CAPITAL           OPERATING
                                      YEAR                                      LEASES              LEASES
         ------------------------------------------------------------        ------------       -------------
         1999  ......................................................        $  1,304,842       $     267,513
         2000  ......................................................           1,304,842             267,513
         2001  ......................................................           1,087,884             267,513
         2002  ......................................................             698,265             267,513
         2003  ......................................................             541,059             267,513
                                                                             ------------       -------------
         Total  minimum cash receipts................................        $  4,936,892       $   1,337,565
                                                                             ============       =============

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE M -- STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's 1990 Nonqualified Stock Option Plan has authorized the grant of options to management personnel and others for up to 3,800,000 shares of the Company's common stock. Generally, options granted have six year terms and vest and become exercisable ratably over the first five years of their term.

Pro forma information regarding net income/(loss) and earnings/(loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 through 1998: a range of risk-free interest rates of 5% to 7% based on the expected life of the options; a volatility factor of the expected market price of the Company's common stock of
 .776; and a weighted-average expected life of the option of three years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


-------------------------------------------------------------------------------------------------------------------
                                                                       1998              1997              1996
                                                                  ---------------   --------------   --------------
Pro forma net income/(loss)...................................    $   (5,737,181)   $  (3,979,297)   $    2,328,090
Pro forma earnings/(loss) per share
    Basic.....................................................    $        (0.39)   $       (0.25)   $         0.19
    Diluted...................................................    $        (0.39)   $       (0.25)   $         0.18

The pro forma effect on net income is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to stock option grants made prior to 1995. Assuming similar grants in future years, the pro forma effects will not be fully reflected until 2000.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE M-- STOCK OPTIONS (continued)

A summary of the Company's stock option activity, and related information, follows:



---------------------------------------------------------------------------------------------------------------------------
                                                  EMPLOYEES                  DIRECTORS                      OTHERS
                                             ------------------------------------------------------------------------------
                            TOTAL                            AVERAGE                    AVERAGE                    AVERAGE
                            SHARES             SHARES         PRICE       SHARES         PRICE       SHARES         PRICE
                          ----------         ----------     ---------    ---------     ---------    --------      ---------
Outstanding at
   January 1, 1996 .        821,765            668,912      $    4.22     150,000      $    6.27       2,853      $   35.05
Granted ............        759,707            606,165          20.09     139,275          11.02      14,267           4.94
Exercised ..........       (289,100)          (259,100)          2.71     (30,000)          5.55          --             --
Canceled ...........       (117,500)           (57,500)         19.37     (60,000)          5.00          --             --

Outstanding at
   December 31, 1996      1,174,872            958,477          13.76     199,275          10.10      17,120           9.96
Granted ............        502,496            462,496          12.27      40,000          23.00          --             --
Exercised ..........       (328,542)          (204,275)          3.06    (110,000)          6.24     (14,267)          4.94
Canceled ...........       (108,500)          (108,500)         21.11          --                                        --

Outstanding at
   December 31, 1997      1,240,326          1,108,198          14.44     129,275          19.55       2,853          35.05
Granted ............        154,000            114,000           9.83      40,000          10.31          --             --
Exercised ..........       (166,100)          (156,100)          4.95     (10,000)          4.82          --             --
Canceled ...........       (219,625)          (219,625)         15.40          --             --          --             --

Outstanding at
   December 31, 1998      1,008,601(1)         846,466      $   10.39     159,275      $    9.21       2.853      $   35.05



(1) The following table summarizes certain information about stock options outstanding at December 31, 1998:




                            OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
------------------------------------------------------------------------------    --------------------------------------
                                            WEIGHTED -          WEIGHTED -                                WEIGHTED -
    RANGE OF            NUMBER OF            AVERAGE            AVERAGE PER          NUMBER OF           AVERAGE PER
    PER SHARE            OPTIONS            REMAINING         SHARE EXERCISE          OPTIONS           SHARE EXERCISE
 EXERCISE PRICES       OUTSTANDING       EXERCISE PERIOD           PRICE            EXERCISABLE             PRICE
------------------  ------------------   -----------------   ------------------   -----------------    -----------------
$  2.00 - $ 7.71         154,252               2.1           $       5.19               86,856         $      5.62
    9.00 - 13.75         459,500               4.0                  10.16               89,650               10.33
   20.00 - 25.75         391,996               3.0                  25.06              195,374               25.00
           35.05           2,853               2.0                  35.05                2,853               35.05

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE N -- STOCK BUY-BACK PROGRAMS

In February 1998, the Company announced a stock repurchase program to purchase up to 1,500,000 shares of common stock during the period ending August 15, 1998, unless extended. The Company repurchased 1,500,000 shares under this program for $14,863,799 in 1998.

In May 1998, the Company announced a second stock repurchase program to purchase up to an additional 1,000,000 shares of common stock during the period ending November 26, 1998, unless extended. The Company repurchased 1,000,100 shares under this program for $9,075,726 in 1998.

In August 1998, the Company announced a third stock repurchase program to purchase up to an additional 2,000,000 shares of common stock during the period ending August 26, 1999, unless extended. By December 31, 1998, the Company had repurchased 641,800 shares for $4,256,382.

NOTE O -- SEGMENT REPORTING

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. TechTeam's chief operating decision making group is the Policy Committee, which is comprised of the Chairman, President, and the lead executives of each of TechTeam's operating segments. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products.

The Company's reportable operating segments include Corporate Service (consisting of corporate help desk services, technical staffing, systems integration, and training programs), OEM Call Center Services and TechTeam Capital Group. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a description of each business segment.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. TechTeam evaluates performance based on stand alone operating segment gross profit.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O -- SEGMENT REPORTING (continued)




------------------------------------------------------------------------------------------------------------------------
                                         CORPORATE SERVICES
                  ----------------------------------------------------------------
                    CORPORATE                                                       OEM CALL     TECHTEAM
                    HELP DESK    TECHNICAL    SYSTEMS     TRAINING                   CENTER      CAPITAL
                    SERVICES     STAFFING   INTEGRATION   PROGRAMS       TOTAL      SERVICES      GROUP        TOTAL
                  -----------  -----------  -----------  -----------   ----------- ----------- ------------ ------------
1998

Revenues..........$30,672,583  $25,715,884  $14,435,733  $ 6,621,747   $77,445,947 $25,376,390 $ 14,098,857 $116,921,194
Gross profit......  2,088,087    4,070,938    3,539,946      353,995    10,052,966   2,300,965    5,663,915   18,017,846
Depreciation and
   amortization...  1,649,966    1,383,496      776,678      356,135     4,166,275   1,376,551    9,488,278   15,031,104
Segment assets.... 16,070,102    6,895,028    6,119,084    2,126,195    31,210,409   8,660,881   41,388,447   81,259,737
Expenditures for
   property.......    643,371      539,467      302,850      138,868     1,624,556     536,758      300,880    2,462,194

1997
Revenues..........$17,650,345  $25,010,844  $12,536,713  $ 7,004,976   $62,202,878 $19,124,057 $         -- $ 81,326,935
Gross
profit/(loss)..... (2,920,073)   6,892,220      626,565      417,710     6,932,827   6,932,827           --   11,949,249
Depreciation and
   amortization...  1,397,707    1,358,821      681,399      380,470     3,818,397     600,532           --    4,418,929
Segment assets.... 19,652,994   10,934,022    8,410,443    3,136,557    42,134,016  10,284,759           --   52,418,775
Expenditures for
   property.......  1,947,666    1,893,479      949,510      530,174     5,320,829     836,825           --    6,157,654

1996
Revenues..........$ 9,380,798  $20,907,237  $12,818,545  $ 7,026,770   $50,133,350 $22,052,806 $         -- $ 72,186,156
Gross
profit/(loss)..... (1,708,614)   5,897,084      465,559      931,118     5,585,147   9,621,558           --   15,206,705
Depreciation and
   amortization...    350,718      781,291      479,134      262,498     1,873,641     824,186           --    2,697,827
Segment assets.... 10,242,255    8,503,452    7,512,403    4,446,312    30,704,422   9,960,783           --   40,665,205
Expenditures for
   property.......  1,224,307    2,727,379    1,672,592      916,347     6,540,625   2,877,121           --    9,417,746

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O -- SEGMENT REPORTING (continued)

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:

                                                                    1998              1997               1996
                                                               ---------------   ----------------   ---------------
Gross Profit
    Total gross profit for reportable segments.............    $   18,017,816    $    11,949,249    $   15,206,705
    Less: Amortization of goodwill.........................         1,995,989          1,882,259           196,569
         Cost of Global Call Center  development...........         1,322,766          1,546,673                --
                                                               --------------    ---------------    --------------
      Total gross profit...................................    $   14,699,061    $     8,520,317    $   15,010,136
                                                               ==============    ===============    ==============
Depreciation and amortization (other than goodwill)
    Total for reportable segments..........................    $   15,031,104    $     4,418,929    $    2,697,827
    Depreciation of Corporate assets.......................           174,607            246,720            48,148
                                                               --------------    ---------------    --------------
       Total depreciation and amortization.................    $   15,205,711    $     4,665,649    $    2,745,975
                                                               ==============    ===============    ==============
Assets
    Total assets for reportable segments...................    $   81,259,737    $    52,418,775    $   40,665,205
    Corporate assets.......................................        37,682,366         68,869,886        76,333,113
                                                               --------------    ---------------    --------------
       Total assets........................................    $  118,942,103    $   121,288,661    $  116,998,318
                                                               ==============    ===============    ==============

NOTE P -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


Quarterly consolidated results of operations are summarized as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                          QUARTER ENDED
                                               --------------------------------------------------------------------
                                                   MARCH 31,         JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                               ---------------  ----------------  ----------------  ---------------
1996
    Revenues................................   $    15,573,611  $     17,494,127  $     19,687,472  $    19,460,846
    Income before tax provision.............         1,619,731         1,649,456         1,887,692          472,910
    Net income..............................           941,331           932,756         1,095,692           76,411
    Earnings per share......................              0.08              0.08              0.09             0.00

1997

    Revenues................................   $    18,576,592  $     19,433,198  $     20,019,438   $   23,297,707
    Loss before tax provision...............          (330,863)         (333,697)       (1,873,492)        (293,033)
    Net loss................................          (364,353)         (226,397)       (1,201,228)        (165,865)
    Loss per share..........................             (0.02)            (0.01)            (0.08)           (0.01)

1998

    Revenues................................   $    26,457,007  $     27,496,103  $     30,431,544   $   32,536,460
    Income/(loss) before tax provision......           444,459         1,212,455          (139,332)      (5,660,590)
    Net income/(loss).......................           141,059           521,390          (167,303)      (4,147,183)
    Earnings/(loss) per share...............              0.01              0.04             (0.01)           (0.30)

Quarterly earnings per share may not add to annual earnings per share because of rounding and new shares issued during the year.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE P -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

Amounts previously reported have been revised as described below:


------------------------------------------------------------------------------------------------------------------------------
                                                                               FOR THE PERIODS ENDED
                                                            ------------------------------------------------------------------
                                                                    JUNE 30, 1998                     SEPTEMBER 30, 1998
                                                            ------------------------------      ------------------------------
                                                              QUARTER          SIX MONTHS         QUARTER         NINE MONTHS
                                                            ------------      ------------      ------------      ------------
Revenues
    As previously reported ............................     $ 27,666,174      $ 54,123,261      $ 31,306,544      $ 85,429,805
    Decrease to recorded revenues primarily related to
       earnings of and billings to the GE Joint Venture         (170,071)         (170,071)         (875,000)       (1,045,071)
                                                            ------------      ------------      ------------      ------------
    As revised ........................................     $ 27,496,103      $ 53,953,190      $ 30,431,544      $ 84,384,734
                                                            ============      ============      ============      ============

Cost of services delivered
    As previously reported ............................     $ 22,251,403      $ 44,795,397      $ 26,301,063      $ 71,096,460
    Increase to recorded expenses primarily related to
       health care costs and earnings of the GE Joint
       Venture.........................................          302,091           302,091           894,497         1,196,588
                                                            ------------      ------------      ------------      ------------
    As revised ........................................     $ 22,553,494      $ 45,097,488      $ 27,195,560      $ 72,293,048
                                                            ============      ============      ============      ============

Income/(loss) before tax provisions
    As previously reported ............................     $  1,684,617      $  2,129,076      $  1,630,165      $  3,759,242
    Impact of amounts described above .................         (472,162)         (472,162)       (1,769,497)       (2,241,659)
                                                            ------------      ------------      ------------      ------------
    As revised ........................................     $  1,212,455      $  1,656,914      $   (139,332)     $  1,517,583
                                                            ============      ============      ============      ============

Tax provisions
    As previously reported ............................     $    851,600      $  1,155,000      $    629,600      $  1,784,600
    Impact of amounts described above .................         (160,535)         (160,535)         (601,629)         (762,164)
                                                            ------------      ------------      ------------      ------------
    As revised ........................................     $    691,065      $    994,465      $     27,971      $  1,022,436
                                                            ============      ============      ============      ============

Net income / (loss)
    As previously reported ............................     $    833,017      $    974,076      $  1,000,565      $  1,974,642
    Impact of amounts described above .................         (311,627)         (311,627)       (1,167,868)       (1,479,495)
                                                            ------------      ------------      ------------      ------------
    As revised ........................................     $    521,390      $    662,449      $   (167,303)     $    495,147
                                                            ============      ============      ============      ============

Earnings / (loss) per share
    As previously reported ............................     $       0.06      $       0.06      $       0.07      $       0.13
    Impact of amounts described above .................            (0.02)            (0.02)            (0.08)            (0.10)
                                                            ------------      ------------      ------------      ------------
    As revised ........................................     $       0.04      $       0.04      $      (0.01)     $       0.03
                                                            ============      ============      ============      ============

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE Q -- LEGAL PROCEEDINGS

The Company and two of its officers, William F. Coyro Jr. and Lawrence A. Mills, have been named as defendants in a putative consolidated class action filed in the United States District Court for the Eastern District of Michigan. On January 22, 1998 four original actions, all filed between August 27 and October 24, 1997, were consolidated into a single action. Plaintiffs in the underlying actions purport to represent various classes consisting of all persons who purchased shares of the Company's common stock during certain class periods, the longest of which was from September 27, 1996 through July 18, 1997. Plaintiffs allege in their complaints that the Company and the individual defendants engaged in a scheme to artificially inflate the price of the Company's common stock by improperly accelerating the recognition of revenue from the licensing of the Company's proprietary software. Plaintiffs assert claims against all defendants for alleged violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants for alleged "controlling person" liability under Section 20(a) of the Securities Exchange Act. In December 1998, the Company and the individual defendants reached an agreement in principle to settle the consolidated class action lawsuits for the payment of $11 million to the plaintiffs. The agreement is subject to the completion by the plaintiffs of confirmatory discovery, the final approval of the Court, and the possibility of appeal.

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

NOTE R -- PREFERRED SHARE PURCHASE RIGHTS

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

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE S -- GE TECHTEAM, L.P.

During 1997, the Company formed GE TechTeam, L.P. (the "GE Joint Venture"), a joint venture between TechTeam and a unit of General Electric Appliances Division ("GEA"). The GE Joint Venture was formed to market and service extended warranty contracts for the personal computer industry. The GE Joint Venture, headquartered in Dallas, Texas, is operated by TechTeam and by GE Service Management, an operating unit of GEA. GE Service Management is a leading provider of extended service plans and warranty administration for products ranging from major appliances and consumer electronics to personal computers. GE Service Management offers extended service plans that cover numerous manufacturers, makes and models, and it provides comprehensive service coverage for post-warranty products and service needs. TechTeam shares in the profits, if any, (up to an agreed upon limit) of this portion of the GE Joint Venture's business pro rata based on its partnership interest, 49.45%. Losses, if any, are reimbursed to the GE Joint Venture by GEA. Operations for this portion of the business were not profitable in 1997 and 1998.

On March 31, 1998, the Company sold its OEM call center contracts, consisting of its remaining unexpired contracts with Hewlett-Packard Corporation and a contract with 3Com Corporation, to GEA for $1.4 million. GEA then contributed those contracts to the GE Joint Venture for an agreed value of $1.4 million and an agreement that GEA shall receive all the joint venture's earnings from these contracts until GEA has recovered the $1.4 million. TechTeam is recognizing the gain related to this sale as the GE Joint Venture records earnings related to these contracts. Such earnings amounted to $944,932 for 1998.

In September 1998, the GE Joint Venture began providing telephone and computer support for a major manufacturer of personal computers. TechTeam shares in the profits and losses of this portion of the GE Joint Venture's business pro rata based on its partnership interest. In 1998, TechTeam recognized $143,849 of earnings related to this contract; this amount was recorded by TechTeam as a reduction in its cost of services for the OEM Call Center Services line of business.

Summarized financial data for the GE Joint Venture follows:

----------------------------------------------------------------------------------------------------------
                                                                                      DECEMBER 31,
 Balance Sheet                                                                   1998              1997
                                                                              -----------      -----------

     Assets

     Current assets.......................................................    $11,946,973      $10,347,677
     Property, plant and equipment........................................      3,227,342          251,007
     Other assets.........................................................     11,421,853        6,696,929
     Total assets.........................................................    $26,596,168      $17,295,613


     Liabilities and Joint Venture Partners' Capital

     Current liabilities..................................................    $11,322,336      $10,085,154
     Other liabilities....................................................     13,018,328        7,210,459
     Joint Venture Partners' Capital
        General Electric affiliated company...............................      1,357,077               --
        National TechTeam, Inc............................................        883,124               --
        Support Central LLC...............................................         15,303               --
                                                                              -----------      -----------
     Total Liabilities and Joint Venture Partners' Capital................    $26,596,168      $17,295,613
                                                                              ===========      ===========


                                                                                           YEAR ENDED DECEMBER 31,
                                                                                        ----------------------------
 Statement of Operations                                                                    1998             1997
                                                                                        -----------      -----------
     Revenues.......................................................................    $19,647,758      $ 1,037,536
     Expenses.......................................................................     19,341,697        1,037,536
                                                                                        -----------      -----------
     Pre-tax income.................................................................    $   306,061      $        --
                                                                                        ===========      ===========

                          INDEPENDENT AUDITORS' REPORT




The Partners
GE TechTeam LP:


We have audited the accompanying balance sheets of GE TechTeam LP as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital and cash flows for the year ended December 31, 1998 and the period from inception (October 1, 1997) through December 31, 1997. These financial statements are responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GE TechTeam LP as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from inception (October 1, 1997) through December 31, 1997, in conformity with generally accepted accounting principles.


                                                                    /s/ KPMG LLP




Dallas, Texas
February 9, 1999

                                 GE TECHTEAM LP

                                 Balance Sheets

                           December 31, 1998 and 1997



          ASSETS                                        1998             1997
                                                      ----------      ----------

Current assets:
   Cash and cash equivalents                         $   185,378              --
   Accounts receivable                                 2,312,790              --
   Receivables from related parties (note 2)           9,307,387      10,347,677
   Prepaid expenses and other                            141,418              --
                                                     -----------      ----------
                    Total current assets              11,946,973      10,347,677

Receivables from related parties (note 2)              9,791,785       6,221,929
Property and equipment, net (note 3)                   3,227,342         251,007
Capitalized software                                   1,175,000         475,000
Customer contracts                                       455,068              --
                                                     -----------      ----------
            Total assets                             $26,596,168      17,295,613
                                                     ===========      ==========

   LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                     $   246,227
Accrued expenses                                          63,622              --
Obligations under related party capital leases
(note 4)                                                 637,630              --
Deferred revenue (note 2)                              8,376,710       8,321,612
Due to related parties (note 2)                        1,998,147       1,763,542
                                                     -----------      ----------
             Total current liabilities                11,322,336      10,085,154

Deferred revenue (note 2)                             10,727,657       7,210,459
Obligations under related party capital leases
(note 4)                                               2,290,671
Partners' capital                                      2,255,504              --
                                                     -----------      ----------
            Total liabilities and partners' capital  $26,596,168      17,295,613
                                                     ===========      ==========




See accompanying notes to financial statements.

                                 GE TECHTEAM LP

                            Statements of Operations

                    Year ended December 31, 1998 and Period
           from Inception (October 1, 1997) through December 31, 1997

                                                1998                1997
                                                ----                ----
REVENUES                                     $19,647,758         1,037,536
  Cost of revenues:
    Cost of services                          20,941,444           628,012
    Cost reimbursement (note 2)               (7,613,531)               --
                                             -----------         ---------
      Total cost of revenues:                 13,327,913           628,012
                                             -----------         ---------
    Gross margin                               6,319,845           409,524
                                             -----------         ---------
  Operating expenses:
    Selling, general and administrative        4,417,448           365,591
    Depreciation and amortization              1,386,020            43,933
                                             -----------         ---------
      Total operating expenses                 5,803,468           409,524

      Operating income                           516,377                --

  Interest income                                (19,637)               --
  Interest expense                               229,953                --
                                             -----------         ---------
      Other expense, net                         210,316                --
                                             -----------         ---------
    Net income                               $   306,061                --
                                             ===========         =========

See accompanying notes to financial statements.

                                 GE TECHTEAM LP

                   Statements of Changes in Partners' Capital

                    Year ended December 31, 1998 and Period
           from Inception (October 1, 1997) through December 31, 1997





                                        SUPPORT      NATIONAL         GE
                                      CENTRAL LLC    TECH TEAM    APPLIANCES      TOTAL
                                      -----------    ---------    ----------     --------
Balances at October 1, 1997           $       --            --           --            --

Contributions from partners                   --            --           --            --

Distributions to partners                     --            --           --            --

Net income                                    --            --           --            --
                                      -----------    ---------    ----------    ---------

Balances at December 31, 1997                 --            --           --            --

Contributions from partners                   --       739,275      755,100     1,494,375

Contributed customer contracts                --            --    1,400,000     1,400,000

Distributions to partner                      --            --     (944,932)     (944,932)

Net income                                15,303       143,849      146,909       306,061
                                      -----------    ---------    ----------    ---------
Balances at December 31, 1998         $   15,303       883,124    1,357,077     2,255,504
                                      ===========    =========    ==========    =========





See accompanying notes to financial statements.

                                 GE TECHTEAM LP

                            Statements of Cash Flows

                    Year ended December 31, 1998 and Period
           from Inception (October 1, 1997) through December 31, 1997

                                                1998                1997
                                                ----                ----
Cash flows from operating activities:
  Net income                                 $   306,061                  --
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization            1,386,020              43,933
      Changes in operating assets and
        liabilities:
        Accounts receivable and receivables
          from related parties                (4,842,356)        (16,569,606)
        Prepaid expenses and other              (141,418)                 --
        Accounts payable and accrued
          expenses                               309,849                  --
        Due to related parties                   234,605           1,763,542
        Deferred revenues                      3,572,296          15,532,071
                                             -----------         -----------
          Cash provided by operating
            activities                           825,057             769,940
                                             -----------         -----------

Cash flows from investing activities:
  Purchases of property and equipment           (148,656)           (269,940)
  Capitalization of internally developed
    software                                    (800,000)           (500,000)
                                             -----------         -----------
          Cash used by investing activities     (948,656)           (769,940)
                                             -----------         -----------

Cash flows from financing activities:
  Initial capital contribution from
    shareholders                               1,494,375                  --
  Distributions to partners                     (944,932)                 --
  Repayments on capital leases                  (240,466)                 --
                                             -----------         -----------
          Cash provided by financing
            activities                           308,977                  --
                                             -----------         -----------

Increase in cash and cash equivalents            185,378                  --
Cash and cash equivalents at beginning
  of year                                             --                  --
                                             -----------         -----------
Cash and cash equivalents at end of year     $   185,378                  --
                                             ===========         ===========

Supplemental disclosure of cash flow
  information - cash paid during the year
  for interest expense                       $   420,732                  --
                                             ===========         ===========
Noncash investing and financing
  activities:
  Assets acquired under capital leases       $ 3,168,767                  --
                                             ===========         ===========
  Customer contracts contributed by
    partner                                  $ 1,400,000                  --
                                             ===========         ===========



See accompanying notes to financial statements.

                                 GE TECHTEAM LP

                         Notes to Financial Statements

                           December 31, 1998 and 1997



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  FORMATION OF PARTNERSHIP AND BASIS OF PRESENTATION

          GE TechTeam LP (the "Partnership") provides call center product support services related to extended warranty contracts for the personal computer industry. The Partnership was formed in September of 1997 as a joint venture between National TechTeam, Inc. (National TechTeam) and GE Appliances, a subsidiary of General Electric Company, in the state of Kentucky. The Partnership, headquartered in Dallas, Texas is operated by National Tech Team and GE Service Management, an operating unit of GE Appliances.

          The general partner of the Partnership is Support Central, LLC, a limited liability corporation. The limited partners are National TechTeam, and GE Appliances. Partnership interests as of December 31, 1998 and 1997 are as follows:

                    Support Central, LLC         5%
                    National Tech Team           47%
                    GE Appliances                48%

          National TechTeam and GE Appliances have ownership interests in Support Central, LLC of 49% and 51%, respectively.

     (B)  PARTNERS' CAPITAL

          INITIAL CAPITAL CONTRIBUTION

          Based on terms agreed to at the time of the formation of the Partnership, National TechTeam and GE Appliances contributed $739,275 and $755,100, respectively.

          ADDITIONAL CAPITAL CONTRIBUTIONS

          The Partners shall made additional capital contributions as may be unanimously agreed by the Board of Directors of the Partnership. During 1998, GE Appliances purchased customer contracts from National TechTeam for $1,400,000 and contributed such contracts to the Partnership.


                                                                    (Continued)

                                 GE TECHTEAM LP

                         Notes to Financial Statements

                           December 31, 1998 and 1997

     CASH FLOW DISTRIBUTIONS

     Except as specifically provided in the Income (Loss) Allocations section below, net cash flow may be distributed to the Partners in accordance with their respective capital contributions.


     INCOME (LOSS) ALLOCATIONS

     Net income (loss) is allocated to the limited partners in proportion to their partnership interests, except as noted below:

     GE Appliances shall accept all losses on the Customer Service Provider
     (CSP) program contracts and shall adjust payments made under the Joint Venture Agreement in loss years such that revenues on the CPS contracts equal expenses. Net income on these contracts is to be divided 50.55% to GE Appliances and 49.45% to National Tech Team up to an agreed upon limit; thereafter net income is to be divided 75% to GE Appliances and 25% to National Tech Team.

     Income before taxes and amortization of the cost of the purchased contracts contributed to the Partnership by GE Appliances realized from the servicing of these contracts shall be assigned and allocated to GE Appliances until such time as GE Appliances has been allocated $1,400,000.

     Net income or net losses of all other OEM contracts are allocated 50.55% to GE Appliances and 49.45% to National Tech Team.


(C)  CASH EQUIVALENTS

     Cash equivalents consist of overnight repurchase agreements with the Company's depository institution.

(D)  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases and leasehold improvements are amortized straight line over the estimated useful life of the asset.

(E)  REVENUE RECOGNITION

     The Partnership has two types of contract agreements that it services. Its CSP program, which is contracted through GE Appliances (see footnote 2) and its Original Equipment Manufacturers (OEM) program.


                                                                   (Continued)

                                 GE TECHTEAM LP

                         Notes to Financial Statements

                           December 31, 1998 and 1997


     CSP extended warranty contracts typically have four year terms. The Partnership recognizes revenue earned on service contracts in accordance with FASB Technical Bulletin No 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts" (FTB 90-1). Accordingly, revenue on service contracts is recognized on a straight-line basis over the contract period. Amounts received in advance of recognition are recorded as deferred revenue on the accompanying balance sheet.

     Revenues from the OEM program are recognized as services are performed based on various factors such as number of calls received or call time.

(F)  CAPITALIZED SOFTWARE

     In accordance with the AICPA Statement of Position 98-1 the Partnership has capitalized certain costs associated with the development of its proprietary call center software. Capitalization commences when the preliminary project stage is completed and it is probable that the project will be completed and the software will be used to perform the function intended. The capitalized cost reflected in the accompanying financial statements includes payments aggregating $1,300,000, for software licenses from National TechTeam by the Partnership costs incurred by the Partnership during 1998 to customize the software.

     The Partnership evaluates the recoverability of its internally developed software and other intangibles whenever significant events or changes occur which might impair recovery of recorded costs, net of amortization. Such evaluation methodology is described in the Partnership's impairment policy note (J).

(G)  INCOME TAXES

     No provision or credit for income taxes has been made since income taxes are the responsibility of the individual partners.

(H)  INTANGIBLE ASSETS

     On March 31, 1998 GE Appliances purchased the rights to various contracts for call center product support related to extended warranty contracts from National TechTeam for $1,400,000 GE Appliances contributed the rights to these assets to the Partnership. The $1,400,000 contract value is being amortized over one year from the date of the purchase in proportion to income earned on a pre-tax, pre-amortization basis. Total amortization expense for 1998 was $944,932.

     Pursuant to the Joint Venture Agreement, income before taxes and amortization of the cost of the purchased assets realized from the servicing of these contracts through March 31, 1999 shall be assigned and allocated to GE Appliances until such time as GE Appliances has been allocated $1,400,000. During 1998, $944,932 was allocated to GE Appliances.

                                                                     (Continued)

                                 GE TECHTEAM LP

                         Notes to Financial Statements

                           December 31, 1998 and 1997



     (I)  USE OF ESTIMATES

          Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (J)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
          OF

          The Partnership reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to the impairment be impaired to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


(2)  RELATED PARTY TRANSACTIONS

     The Partnership, in the normal course of business, has several transactions with its two limited partners. National Tech Team and GE Service Management, an operating unit of GE Appliances, operate the Partnership. Prior to March 31, 1998, the two partners processed all accounting functions and cash disbursements. The Partnership has no employees and its personnel are provided by the Partners under cost reimbursement arrangements. National Tech Team charges the partnership a 14% benefits charge per employee approximately $2,345,000 and $67,000 in 1998 and 1997, respectively, and a 4% general and administrative fee based on the bi-weekly payroll of approximately $630,000 and $40,000 in 1998 and 1997, respectively. Other expenses incurred by the Partnership and paid for by the respective partners are included in the accompanying financial statements.

     The Partnership receives advance payments from GE Service Management annually under its CSP agreements. The Partnership recognizes revenue earned on the CSP service contracts in accordance with FTB 90-1. Accordingly, revenue on CSP service contracts is recognized on a straight-line basis over the contract period. Amounts received in advance of recognition and future annual payments on existing contracts are recorded as deferred revenue on the accompanying balance sheet. Amounts to be received subsequent to 1999 from GE Service Management are included as receivables from related parties, noncurrent.




                                                                   (Continued)

                                 GE TECHTEAM LP

                         Notes to Financial Statements

                           December 31, 1998 and 1997

     Additionally, GE Appliances accepts all losses on the CSP contracts and adjusts payments made under the Joint Venture Agreement such that revenues on the CSP contracts equal expenses. During the current year the Partnership received an additional $7,613,531 from GE Appliances in adjustment payments to offset the losses experienced by the Partnership on the CSP contracts. This amount is included as an offset to cost of services on the accompanying statement of operations.

(3)  PROPERTY AND EQUIPMENT, NET

     Property and equipment at December 31, 1998 and 1997 consists of the following:

                                                  1998                  1997
                                                  ----                  ----
     Computer hardware and software           $3,046,141              $269,940
     Furniture and equipment                     462,763                    --
     Leasehold improvements                       78,459                    --
                                              ----------              --------
                                               3,587,363               269,940
     Less accumulated amortization              (360,021)              (18,933)
                                              ----------              --------
     Total property and equipment             $3,227,342              $251,007
                                              ==========              ========


(4)  LEASES

     The Partnership is obligated under various capital leases for a leasehold and certain property and equipment that expire at various dates during the next three to five years. The leasing company is a subsidiary of National TechTeam. At December 31, 1998, the gross amount of property and equipment under capital leases was $2,168,767. The Partnership did not have any capital leases at December 31, 1997. Amortization of assets held under capital leases is included with depreciation and amortization expense and was $261,606 during 1998.

     The Partnership also has certain noncancelable operating leases with National Tech Team, several of which remain in force until the dissolution of the Partnership. Rental expense for all operating leases during 1998 and 1997 was $466,878 and $104,340, respectively.


                                      - 64 -                        (Continued)

                                 GE TECHTEAM LP

                         Notes to Financial Statements

                           December 31, 1998 and 1997


Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1998 are:



                                                  CAPITAL          OPERATING
YEAR ENDING DECEMBER 31                                              LEASES
                                               ------------       ------------

1999                                           $ 1,304,842        $   267,513
2000                                             1,304,842            267,513
2001                                             1,087,884            267,513
2002                                               698,265            267,513
2003                                               541,059            267,513
                                               -----------        ------------
Total minimum lease payments                     4,936,892          1,337,565
                                                                  ============


Less amount representing interest
  (at rates ranging from 14.40%
  to 15.96%                                      2,008,591
                                               -----------
Present value of net minimum
  capital lease payments:                        2,928,301
Less current installments of
  obligations under capital leases                (637,630)
                                               -----------
Obligations under capital leases,
  excluding current installments               $ 2,290,671
                                               ===========


(5) BUSINESS AND CREDIT CONCENTRATION RISK


    During 1998, the Partnership has four customers accounting for 100% of its revenues. The CSP contracts from GE Appliances accounted for approximately 38% and 100% of its revenues in 1998 and 1997, respectively, before giving effect to the cost reimbursement for losses on the contracts. The Partnership has contracts with three other unrelated third parties, accounting for 30%, 19% and 13% of revenue in 1998. Accounts receivable related to these three contracts accounted for 58%, 23% and 19% of accounts receivable.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in accountants, disagreements, or other events requiring reporting under this Item.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required is set forth under the caption "Election of Directors and Management Information" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be held on May 26, 1999, which is incorporated herein by reference.

Information required pertaining to compliance with Section 16(a) of the Securities and Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be held on May 26, 1999, which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

Information required is set forth under the caption "Compensation of Executive Officers" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be held on May 26, 1999, which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required is set forth under the caption "Election of Directors and Management Information -- Security Ownership of Certain Beneficial Holders and Management" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be held on May 26, 1999, which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required is set forth under the caption "Compensation of Executive Officers -- Certain Relationships and Related Transactions" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be held on May 26, 1999, which is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  a)       Certain documents filed as part of the Form 10-K.

           See Item 8. Financial Statements and Supplementary Data and (d) below.

  b)       Reports on Form 8-K.

           Reports on Form 8-K filed by the Company during the last quarter of the year ended December 31, 1998:

              December 24, 1998 -- TechTeam announced agreement to settle class action lawsuit.

              October 30, 1998 -- TechTeam announces revenues and earnings for the third quarter and first nine months of 1998.

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


                             NATIONAL TECHTEAM, INC.


Date: March 31, 1999       By: /s/Lawrence A. Mills          Lawrence A. Mills
                                                             Vice President and
                                                             Chief Financial
                                                             Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 31, 1999.



/s/Harry A. Lewis                             Director, President and
--------------------------------------------  Chief Executive Officer
Harry A. Lewis

/s/William F. Coyro Jr.                       Director and Chairman of the Board
--------------------------------------------
William F. Coyro Jr.

/s/Kim A. Cooper                              Director
--------------------------------------------
Kim A. Cooper

/s/Wallace D. Riley                           Director
--------------------------------------------
Wallace D. Riley

/s/Richard G. Somerlott                       Director
--------------------------------------------
Richard G. Somerlott

/s/Jeffrey R. Pigott                          Controller
--------------------------------------------
Jeffrey R. Pigott (Chief Accounting Officer)

                                INDEX OF EXHIBITS

All exhibits listed below that include a * indicate exhibits that are incorporated by reference. See the footnotes following the list of exhibits to locate those exhibits. All other exhibits are filed as part of this Form 10-K Report.


---------------------------------------------------------------------------------------------------------------------
    EXHIBIT                                                                                                     PAGE
    NUMBER                                           EXHIBIT                                                   NUMBER
    -------      ---------------------------------------------------------------------------------------       ------
      2.1        Agreement and Plan of Merger dated December 23, 1996 between National TechTeam, Inc.,          *10
                 TechTeam Training Inc., WebCentric Communications, Inc. and Daniel L. Kemp.

      2.2        Stock Exchange Agreement and Agreement and Plan of Merger dated July 30, 1997 between          *12
                 National TechTeam, Inc., TechTeam Acquisition No. 1, Inc., Compuflex Systems, Inc. and
                 Srini Vasan.

      2.3        Agreement and Plan of Merger dated January 19, 1998 by and between David M. Sachs,             *13
                 Capricorn Capital Group, Inc., BM Woodbridge Place 104, Inc. and National TechTeam, Inc.

      2.4        Limited Partnership Agreement of GE TechTeam, L.P. (formerly Support Central, L.P.)            *14
                 dated as of October 1, 1997.

      2.4 (a)    Amendment No. 1 to Limited Partnership Agreement of Support Central, L.P.                      *15

      3.1        Certification of Incorporation of National TechTeam, Inc. filed with the Delaware               *1
                 Secretary of State on September 14, 1987.

      3.2        Certificate of Amendment dated November 27, 1987 to the Company's Certification of              *2
                 Incorporation to change the par value from $.001 to $.01 per share.

      3.3        Bylaws of National TechTeam, Inc. as Amended and Restated May 26, 1998.                        *16

      4.1        1990 Nonqualified Stock Option Plan.                                                            *3

      4.2        Form of Stock Option Agreement used for grant of options to employees under the 1990            *4
                 Nonqualified Stock Option Plan.

      4.3        1996 Nonemployee Directors Stock Plan.                                                          *8

      4.4        Rights Agreement dated as of May 6, 1997, between National TechTeam, Inc. and U.S. Stock       *11
                 Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the Form of
                 Certificate of Designations, as Exhibit B thereto the Form of Right Certificate, and as
                 Exhibit C thereto the Summary of Rights to Purchase Preferred Stock.

     10.1        Lease Agreement for office space in Southfield, Michigan known as the Cumberland Tech           *5
                 Center between the Company and Eleven Inkster Associates dated September 29, 1993.

     10.2        Lease Amendment for office space in Southfield, Michigan known as the Cumberland Tech           *5
                 Center between the Company and Eleven Inkster Associates dated December 7, 1993.

     10.3        Lease Amendment for office space in Southfield, Michigan known as the Cumberland Tech           *6
                 Center between the Company and Eleven Inkster Associates dated January 23, 1995.

     10.4        Lease for office space in Dallas, Texas known as Lyndon Plaza between the Company and           *7
                 Dallas Lyndon Corporation dated August 17, 1995.

     10.5        Lease for office space in Troy, Michigan known as Troy Officenter B between the Company
                 and WRC Properties, Inc. dated November 16, 1995.                                               *7


All exhibits listed below that include a * indicate exhibits that are incorporated by reference. See the footnotes following the list of exhibits to locate those exhibits. All other exhibits are filed as part of this Form 10-K Report.



    EXHIBIT                                                                                                     PAGE
    NUMBER                                                EXHIBIT                                              NUMBER
    -------      -----------------------------------------------------------------------------------           ------
     10.6        Office Space Lease for office space in Indianapolis, Indiana known as Market Square             *7
                 Center Building between the Company and MET Life International
                 Real Estate Partners Limited Partnership dated November 27,
                 1995.

     10.7        Third Amendment Lease Agreement dated March 29, 1996 for office space in Southfield,            *8
                 Michigan between Eleven Inkster Associates and the Company.

     10.8        Lease for office space in Dearborn, Michigan between the Company and Dearborn Atrium            *9
                 Associates Limited Partnership dated November 18, 1996.

     10.9        Amendment No. 2 to the Lease Agreement between Dallas Lyndon Corporation, as Landlord,         *14
                 and National TechTeam, Inc., as Tenant, dated January 16, 1998.

     10.10       Asset Purchase Agreement between General Electric Company and National TechTeam, Inc.          *15
                 dated March 31, 1998 relating to the sale and transfer by TechTeam of its OEM call center contracts with Hewlett-Packard Corporation and 3Com Corporation.

     10.11       Credit Authorization Agreement in the principal amount of $25,000,000 between the               --
                 Company and NBD Bank dated May 29, 1998.

     10.12       Employment Agreement dated as of January 1, 1999 between National TechTeam, Inc. and            --
                 Harry A. Lewis.

     10.13       Employment Agreement dated as of January 1, 1999 between National TechTeam, Inc. and            --
                 William F. Coyro Jr.

     21          List of subsidiaries of National TechTeam, Inc.                                                 71

     23.1        Consent of Ernst & Young LLP                                                                    --

     23.2        Consent of KPMG LLP                                                                             --

     27          Financial Data Schedule (for SEC use only) (filed herewith).


  --------------------------------------------------------------------------------------------------------
  *1       Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1987.

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

  *4       Incorporated by reference to the Company's Registration Statement on Form S-2 (Registration No.
           33-67904.)

  *5       Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended
           December 31, 1993.

  *6       Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1994.

  *7       Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1995.

  *8       Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No.
           333-10687.)

  *9       Incorporated by reference to the Company's Annual Report on Form 10-K dated December 31, 1996.

  *10      Incorporated by reference to the Company's Report on Form 8-K dated January 3, 1997.

  *11      Incorporated by reference to the Company's Registration Statement on Form 8-A dated May 9, 1997.

  *12      Incorporated by reference to the Company's Report on Form 8-K dated July 30, 1997.

  *13      Incorporated by reference to the Company's Report on Form 8-K dated February 13, 1998.

  *14      Incorporated by reference to the Company's Annual Report on Form 10-K dated December 31, 1997.

  *15      Incorporated by reference to the Company's Report on Form 10-Q dated March 31, 1998.

  *16      Incorporated by reference to the Company's Report on Form 10-Q dated June 30, 1998.



EXHIBIT 21 -- LIST OF SUBSIDIARIES

TechTeam Europe Ltd.

National TechTeam Europe, NV

WebCentric Communications, Inc.

National TechTeam of New Jersey, Inc. (formerly "Compuflex Systems, Inc.")

TechTeam Capital Group, Inc.

Capricorn Integrated Technologies Group

GE TechTeam, L.P. (formerly "Support Central, L.P.")