Form 10-K/A
period 1998-12-31
NATIONAL TECHTEAM INC /DE/
filed 1999-04-16
CIK 805054

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

IMPACT OF BUSINESS WITH MAJOR CLIENTS

Historically, TechTeam has been heavily dependent upon major clients for a substantial portion of its revenues. Any loss of (or failure to retain a significant amount of business with) its key clients could have a material adverse impact on the Company. Until 1996, Ford Motor Company ("Ford") was TechTeam's largest client. Ford accounted for 22.6%, 21.3% and 16.6% of the Company's revenues for the years ended December 31, 1996, 1997, and 1998, respectively. Ford represented significantly higher portions of TechTeam's revenues in earlier years. In 1996, Hewlett-Packard became TechTeam's largest client, representing 26.7% of TechTeam's revenues in that year. In 1997 and 1998, Hewlett-Packard accounted for 21.3% and 1.1%, respectively, of the Company's revenues. In the past several years, DaimlerChrysler Corporation ("DaimlerChrysler") had also become a major client, representing between 5 and 10% of the Company's total revenues in years prior to 1997. The percentage of total revenues derived from DaimlerChrysler increased to 14.6% and 23.1% in 1997 and 1998, respectively. Additionally, an international provider of shipping services became a significant client generating 6.5% and 5.8% of total revenues in 1997 and 1998, respectively. Ford, DaimlerChrysler and the international provider of shipping services are expected to continue to constitute a high percentage of TechTeam's revenues for the foreseeable future. In 1997 the GE Joint Venture represented 1.5% of the Company's revenues; in 1998 that percentage grew to 20.6% as a result of: (1) A full year's services for the GE Joint Venture; (2) The sale of the OEM call center product support business to the GE Joint Venture in March 1998; and (3) The commencement in August 1998 of OEM call center support by the GE Joint Venture for a major manufacturer of personal computers.

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


IMPACT OF BUSINESS WITH MAJOR CLIENTS:

Historically, TechTeam has been heavily dependent upon major clients for a substantial portion of its revenues. Any loss of (or failure to retain a significant amount of business with) its key clients could have a material adverse impact on the Company. Until 1996, Ford Motor Company ("Ford") was TechTeam's largest client. Ford accounted for 22.6%, 21.3% and 16.6% of the Company's revenues for the years ended December 31, 1996, 1997, and 1998, respectively. In 1996, Hewlett-Packard became TechTeam's largest client, representing 26.7% of TechTeam's revenues in that year. In 1997 and 1998, Hewlett-Packard accounted for 21.3% and 1.1%, respectively, of the Company's revenues. In the past several years, DaimlerChrysler Corporation ("DaimlerChrysler") had also become a major client, representing between 5 and 10% of the Company's total revenues in years prior to 1997. The percentage of total revenues derived from DaimlerChrysler increased to 14.6% and 23.1% in 1997 and 1998, respectively. Additionally, an international provider of shipping services became a significant client generating 6.5% and 5.8% of total revenues in 1997 and 1998, respectively. Ford, DaimlerChrysler and the international provider of shipping services are expected to continue to constitute a high percentage of TechTeam's revenues for the foreseeable future. In 1997 the GE Joint Venture represented 1.5% of the Company's revenues; in 1998 that percentage grew to 20.6 % as a result of: (1) A full year's services for the GE Joint Venture; (2) The sale of the OEM call center product support business to the GE Joint Venture in March 1998; and (3) The commencement in August 1998 of OEM call center support by the GE Joint Venture for a major manufacturer of personal computers.

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


-----------------------------------------------------------------------------------------------------------------
                                                                           YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------
                                                                   1998               1997               1996
                                                             -------------      --------------      -------------
DaimlerChrysler
    Revenues for the year..............................      $  27,058,728      $   11,890,335      $   5,485,038
    Percentage increase from prior year................              127.6%              116.8%              31.8%
    Percentage of total revenues.......................               23.1%               14.6%               7.6%
GE TechTeam, L.P.
    Revenues for the year..............................      $  24,033,185      $    1,236,843      $          --
    Percentage increase from prior year................            1,843.1%                 --*                --
    Percentage of total revenues.......................               20.6%                1.5%                --
Ford Motor Company
    Revenues for the year..............................      $  19,396,482      $   17,336,957      $  16,311,769
    Percentage increase/(decrease) from prior year.....               11.9%                6.3%               4.7%
    Percentage of total revenues.......................               16.6%               21.3%              22.6%
International provider of shipping services
    Revenues for the year..............................      $   6,749,456      $    5,265,504      $   2,423,552
    Percentage increase from prior year................               28.2%              117.3%                --*
    Percentage of total revenues.......................                5.8%                6.5%               3.4%
Wayne County, Michigan
    Revenues for the year..............................      $   5,792,696      $    4,899,148                 --
    Percentage increase from prior year................               18.2%                 --*                --
    Percentage of total revenues.......................                5.0%                6.2%                --
Hewlett-Packard Company
    Revenues for the year..............................      $   1,343,205      $   17,361,703      $  19,266,318
    Percentage increase/(decrease) from prior year.....              (92.3%)              (9.9%)            165.0%
    Percentage of total revenues.......................                1.1%               21.3%              26.7%

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


-------------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                        1998            1997              1996
                                                                  --------------    -------------    --------------
DaimlerChrysler
    Revenues for the year.....................................    $   27,058,728    $  11,890,335    $    5,485,038
    Accounts receivable at end of year........................         4,358,767        3,362,522         1,843,888
GE TechTeam, L. P.
    Revenues for the year.....................................        24,033,185        1,236,848                --
    Accounts receivable at end of year........................         1,525,220        1,733,542                --
Ford Motor Company
    Revenues for the year.....................................        19,396,482       17,336,957        16,311,769
    Accounts receivable at end of year........................         3,628,430        3,438,586         5,052,263
International Provider of Shipping Services
    Revenues for the year.....................................         6,749,456        5,265,504         2,423,552
    Accounts receivable at end of year........................           476,863          664,465         1,017,502
Wayne County, Michigan
    Revenues for the year.....................................         5,792,696        4,899,148                --
    Accounts receivable at end of year........................         2,145,204        2,392,531                --
Hewlett-Packard Company
    Revenues for the year.....................................         1,343,205       17,361,703        19,266,318
    Accounts receivable at end of year........................                --        2,612,113         3,104,422

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


                             NATIONAL TECHTEAM, INC.


Date: April 16, 1999       By: /s/ M. Anthony Tam            M. Anthony Tam
                                                             Vice President and
                                                             Chief Financial
                                                             Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 16, 1999.



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