Form 10-Q
period 1999-03-31
NATIONAL TECHTEAM INC /DE/
filed 1999-05-17
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended: March 31, 1999



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the transition period from     to
                                                   ---    ---

                         Commission file number 0-16284


                             NATIONAL TECHTEAM, INC.
                             -----------------------
                         (Name of issuer in its charter)

          DELAWARE                                      38-2774613
          --------                                      ----------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                835 Mason Street, Suite 200, Dearborn, MI  48124
                ------------------------------------------------
              (Address of principal executive offices) (Zip Code)



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

               [X] Yes [ ] No


The number of shares of the registrant's only class of common stock outstanding at May 5, 1999 was 13,167,822.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED HEREIN INCLUDING THOSE SET FORTH UNDER "FACTORS AFFECTING FUTURE RESULTS" UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT.

                             NATIONAL TECHTEAM, INC.

                                    FORM 10-Q

                                      INDEX

------------------------------------------------------------------------------------------------------------------------
                                                                                                                PAGE
                                                   INDEX                                                       NUMBER
------------------------------------------------------------------------------------------------------------------------
 PART I - FINANCIAL INFORMATION

 ITEM 1.

 Consolidated Statements of Operations (Unaudited)                                                               3
          Three Months Ended
          March 31, 1999 and 1998

 Consolidated Statements of Financial Position (Unaudited)                                                     4 - 5
          March 31, 1999 and December 31, 1998

 Consolidated Statements of Cash Flows (Unaudited)                                                               6
          Three Months Ended
          March 31, 1999 and 1998

 Notes to the Consolidated Financial Statements - March 31, 1999 (Unaudited)                                   7 - 10

 ITEM 2.

 Management's Discussion and Analysis of Financial Condition and Results of Operations                        11 - 20

 PART II - OTHER INFORMATION

 ITEM 1.

 Legal Proceedings                                                                                               21

 ITEM 6.

 Exhibits and Reports on Form 8-K                                                                                21

 Signatures                                                                                                      22
------------------------------------------------------------------------------------------------------------------------

                        PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


-------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED MARCH 31,
                                                          1999                1998
                                                      ------------       ------------

REVENUES
    Corporate Services
       Corporate help desk services ..............     $  9,013,943      $  6,775,865
       Technical staffing ........................        6,470,167         7,204,655
       Systems integration .......................        4,996,296         2,750,996
       Training programs .........................        1,394,612         1,848,219
                                                       ------------      ------------
    Total Corporate Services .....................       21,875,018        18,579,735
                                                       ------------      ------------
    OEM Call Center Services .....................        8,210,409         5,768,203
    TechTeam Capital Group .......................        4,001,783         2,109,149
                                                       ------------      ------------
TOTAL REVENUES ...................................       34,087,210        26,457,087
COST OF SERVICES DELIVERED .......................       28,403,552        21,398,941
                                                       ------------      ------------
GROSS PROFIT .....................................        5,683,658         5,058,146
                                                       ------------      ------------
OTHER EXPENSES/(INCOME)
    Selling, general and administrative ..........        5,065,525         4,665,187
    Class action litigation and related matters...            5,085           226,515
    Interest expense .............................          232,281           336,072
                                                       ------------      ------------
TOTAL OTHER EXPENSES .............................        5,302,891         5,227,774
                                                       ------------      ------------
Income/(loss) before interest income .............          380,767          (169,628)
                                                                         ------------
Interest income ..................................          191,988           614,087
                                                       ------------      ------------
INCOME BEFORE TAX PROVISIONS .....................          572,755           444,459
Michigan Single Business Tax and other ...........          230,600           228,800
Federal Income Tax Provision .....................          116,000            74,600
                                                       ------------      ------------
TOTAL TAXES ......................................          346,600           303,400
                                                       ------------      ------------
NET INCOME .......................................     $    226,155      $    141,059
                                                       ============      ============
BASIC AND DILUTED EARNINGS PER SHARE .............     $       0.02      $       0.01
                                                       ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic ........................................       13,483,040        15,423,402
    Net effect of dilutive stock options .........           38,225           212,277
                                                       ------------      ------------
    Diluted ......................................       13,521,265        15,635,679
                                                       ============      ============


                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

-----------------------------------------------------------------------------------------------------------
NET INCOME, AS SET FORTH ABOVE ......................................      $ 226,155      $ 141,059

OTHER COMPREHENSIVE INCOME, NET OF TAX                                     ---------      ---------
    Unrealized loss on securities available for sale ................             --        (19,910)
    Foreign currency transaction adjustments ........................        (60,805)           565
                                                                           ---------      ---------

TOTAL OTHER COMPREHENSIVE INCOME/(LOSS) .............................        (60,805)       (19,345)
                                                                           ---------      ---------
COMPREHENSIVE INCOME.................................................      $ 165,350      $ 121,714
                                                                           =========      =========

                             See accompanying notes

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                  (UNAUDITED)




--------------------------------------------------------------------------------------------------------------
                                ASSETS                                MARCH 31, 1999        DECEMBER 31, 1998
---------------------------------------------------------------     ------------------    --------------------
CURRENT ASSETS
    Cash and cash equivalents .................................       $ 13,095,494           $ 22,696,221
    Accounts receivable (less allowances of $1,167,037 at
       March 31, 1999 and $952,935 at December 31, 1998) ......         26,949,434             23,803,577
    Refundable income tax .....................................          1,422,924              3,152,754
    Inventories ...............................................          1,123,494                811,563
    Prepaid expenses and other ................................          2,098,340              1,704,217
    Deferred income tax .......................................            500,751                500,751
                                                                      ------------           ------------
                                                                        45,190,437             52,669,083
                                                                      ------------           ------------

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Office furniture and equipment ............................         20,820,464             20,713,594
    Purchased software ........................................          5,078,597              4,923,651
    Leasehold improvements ....................................          2,047,632              2,081,149
    Transportation equipment ..................................            291,566                291,566
                                                                      ------------           ------------
                                                                        28,238,259             28,009,960
    Less -- Accumulated depreciation and amortization .........         17,065,229             15,690,879
                                                                      ------------           ------------
                                                                        11,173,030             12,319,081
                                                                      ------------           ------------

OTHER ASSETS
    Assets of Leasing Operations ..............................         34,007,267             29,765,374
    Intangibles (less accumulated amortization of $8,565,588 at
       March 31, 1999 and $7,663,021 at December 31, 1998) ....         12,101,269             13,268,037
    Investment in GE Joint Venture ............................            956,612                883,125
    Deferred income tax .......................................          8,585,065              8,585,065
    Other .....................................................          1,751,741              1,452,338
                                                                      ------------           ------------
                                                                        57,401,954             53,953,939
                                                                      ------------           ------------
TOTAL ASSETS ..................................................       $113,765,421           $118,942,103
                                                                      ============           ============


                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------------------------
                 LIABILITIES AND SHAREHOLDERS' EQUITY                   MARCH 31, 1999            DECEMBER 31, 1998
-----------------------------------------------------------------     ------------------        -------------------
CURRENT LIABILITIES
    Accounts payable ............................................       $   2,691,830               $   4,107,175
    Accrued payroll, related taxes and withholdings .............           4,293,714                   4,269,473
    Deferred income tax .........................................              62,920                      62,920
    Deferred revenues and unapplied receipts ....................           1,478,004                   2,028,738
    Accrued expenses and taxes ..................................           1,349,172                   1,145,125
    Current portion of notes payable ............................           5,717,607                   8,023,606
    Other .......................................................             329,787                     398,248
                                                                        -------------               -------------
                                                                           15,923,034                  20,035,285
                                                                        -------------               -------------

LONG-TERM LIABILITIES
    Notes Payable ...............................................           7,325,076                   7,311,887
    Deferred income tax .........................................           7,260,973                   7,260,973
                                                                        -------------               -------------
                                                                           14,586,049                  14,572,860
                                                                        -------------               -------------

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01
       Authorized -- 5,000,000 shares
       None issued
    Common stock, par value $.01
       Authorized -- 45,000,000 shares
       Issued:
          16,711,400 shares at March 31, 1999 ...................             167,114
          16,703,800 shares at December 31, 1998 ................                                         167,038
    Additional paid-in capital ..................................         111,375,456                 111,414,245
    Retained earnings ...........................................             987,355                     761,199
    Accumulated other comprehensive income/(loss) ...............              (4,969)                     55,836
                                                                        -------------               -------------
    Total .......................................................         112,524,956                 112,398,318
    Less -- Treasury stock (3,383,241 shares at March 31, 1999
       and 3,179,226 shares at December 31, 1998) ...............          29,268,618                  28,064,360
                                                                        -------------               -------------
    Total shareholders' equity ..................................          83,256,338                  84,333,958
                                                                        -------------               -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................       $ 113,765,421               $ 118,942,103
                                                                        =============               =============



                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------
                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------------------
                                                                                  1999                  1998
                                                                            ------------------    ------------------

 OPERATING ACTIVITIES
     Net income...........................................................      $     226,155     $         141,059
     Adjustments to reconcile net income to net cash operating activities:
           Depreciation...................................................          2,811,185               870,623
           Amortization...................................................            951,942               349,428
           Provision for uncollectible accounts receivable................            247,888                45,849
           Treasury stock contributed to 401(k) plan and other............            201,445               183,828
           Unrealized gain/(loss) on investments..........................                 --               (19,910)
           Net undistributed earnings of affiliate........................            (73,487)                   --
           Changes in current assets and liabilities:

               Accounts receivable........................................         (3,472,000)           (4,011,954)
               Inventories................................................           (311,931)              102,852
               Interest receivable........................................             78,255                 7,171
               Prepaid expenses and other current assets..................           (394,123)            1,723,832
               Accounts payable...........................................         (1,415,345)           (9,559,917)
               Accrued payroll, related taxes and withholdings............             24,241              (271,388)
               Federal income tax.........................................          1,729,830             1,428,147
               Deferred revenues and unapplied receipts...................           (550,731)             (229,179)
               Accrued expenses and taxes.................................            204,047               337,087
               Other current liabilities..................................            (68,460)             (146,000)
                                                                            -----------------     -----------------
           Net cash provided by/(used in) operating activities............            188,911            (9,048,472)
                                                                            -----------------     -----------------
 INVESTING ACTIVITIES
     Purchases of property, equipment and software........................           (228,299)             (640,644)
     Sales/ (Purchase) of leased equipment................................         (5,776,377)            4,209,710
     Purchase of subsidiaries, net of cash equipment......................                 --               278,666
     Investment in direct financing leases and residuals..................            312,475             2,632,209
     Proceeds from sales of securities available-for-sale.................                 --             3,019,278
     Other ...............................................................           (299,403)             (343,663)
                                                                            -----------------    ------------------
        Net cash provided by/(used in) investing activities...............         (5,991,604)            9,155,556
                                                                            -----------------    ------------------
 FINANCING ACTIVITIES
     Purchase of Company common stock.....................................         (1,478,617)           (5,950,940)
     Proceeds from issuance of common stock...............................             34,200                24,440
     Payments on notes payable............................................         (2,292,812)           (1,311,790)
     Other................................................................            (60,805)                   --
                                                                            -----------------     -----------------
        Net cash (used in) financing activities...........................         (3,798,034)           (7,238,290)
                                                                            -----------------     -----------------
        Decrease in cash and cash equivalents.............................         (9,600,727)           (7,131,206)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................         22,696,221            24,927,349
                                                                            -----------------     -----------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................  $      13,095,494     $      17,796,143
                                                                            =================     =================


                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1999
                                   (UNAUDITED)

The Annual Report of the Company on Form 10-K for the year ended December 31, 1998 ("The 1998 Form 10-K") contains financial statements and additional information and should be read in conjunction with this report.

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

Certain reclassifications have been made to the 1998 financial statements in order to conform to the 1999 financial statement presentation.

NOTE A -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and are calculated using the treasury stock method.

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from major clients were as follows:


--------------------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED MARCH 31,
                                      -------------------------------------------------------------------------------
                                                       1999                                    1998
                                      --------------------------------------- ---------------------------------------
                                            AMOUNT         PERCENT OF TOTAL         AMOUNT         PERCENT OF TOTAL
                                      ------------------- ------------------- ------------------- -------------------
GE TechTeam, L.P....................  $        8,210,409               24.0%  $        4,839,938               18.3%
Chrysler Corporation................           7,500,049               22.0%           4,758,157               18.0%
Ford Motor Company..................           5,942,670               17.4%           3,760,338               14.2%
Wayne County, Michigan                         1,682,650                4.9%             681,725                2.6%
International provider of
     shipping services..............           1,546,553                4.5%           1,571,860                5.9%
Hewlett-Packard Company.............                 -0-                 -0-           3,533,826               13.4%

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1999 (continued)
                                   (UNAUDITED)

NOTE C -- LEGAL PROCEEDINGS
Refer to Part II, Item 1 for a description of legal proceedings.

NOTE D -- STOCK REPURCHASES

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

In August 1998, the Company announced a third stock repurchase program to purchase up to an additional 2,000,000 shares of common stock during the period ending August 26, 1999, unless extended. During the first quarter of 1999, the Company repurchased 231,700 shares for $1,478,617. The total shares repurchased under this plan total 873,500 shares for $5,734,999.

NOTE E -- SEGMENT REPORTING

------------------------------------------------------------------------------------------------------------------------
                                           CORPORATE SERVICES
                      ---------------------------------------------------------------
                       CORPORATE                                                      OEM CALL     TECHTEAM
                       HELP DESK   TECHNICAL     SYSTEMS     TRAINING                  CENTER       CAPITAL
                       SERVICES    STAFFING    INTEGRATION   PROGRAMS       TOTAL     SERVICES       GROUP        TOTAL
                      ------------------------ ------------ ------------ ------------------------ ------------ ------------
Three months ended
March 31, 1999
----------------------
Revenues............. $ 9,013,943 $ 6,470,167  $ 4,996,296  $ 1,394,612  $21,875,018 $ 8,210,409  $ 4,001,783  $34,087,210
Gross profit/(loss)..   1,542,710   1,736,090      865,587      (59,413)   4,084,974     675,150      923,534    5,683,658
Depreciation and
   amortization......     156,415     166,307       63,510       42,659      428,891     133,147    2,077,227    2,639,265
Segment assets.......  18,097,296   7,511,333    6,925,187    1,618,617   34,152,433  10,490,226   43,120,970   87,763,629
Expenditures for
   property..........      50,809      54,022       20,630       13,857      139,318      43,251       45,730      228,299

Three months ended
March 31, 1998
Revenues............. $ 6,775,865 $ 7,204,655  $ 2,750,996  $ 1,848,219  $18,579,735 $ 5,768,203  $ 2,109,149  $26,457,087
Gross profit.........     186,740   1,892,019      408,471      151,991    2,639,221   1,939,568      479,357    5,058,146
Depreciation and
   amortization......      69,462      73,856       28,208       18,959      190,485      59,128       21,617      271,230
Segment assets.......  16,070,102   6,895,028    6,119,084    2,126,195   31,210,409   8,660,881   41,388,447   81,259,737
Expenditures for
   property..........     164,069     174,447       66,627       44,781      449,924     139,661       51,059      640,644

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1999 (continued)
                                   (UNAUDITED)

NOTE E -- SEGMENT REPORTING (continued)

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:

------------------------------------------------------------------------------------------------------------------------


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                   --------------    ---------------
                                                                                        1999              1998
                                                                                   --------------    ---------------
Gross Profit
Total gross profit for reportable segments...........................              $    5,683,658    $     5,058,146
Less: Amortization of goodwill.......................................                     301,108            502,680
       Cost of Global Call Center development........................                      97,607            260,134
                                                                                   --------------    ---------------
       Total gross profit............................................              $    5,284,943    $     4,295,332
                                                                                   ==============    ===============
Depreciation and amortization (other than goodwill)
    Total for reportable segments....................................              $    2,639,265    $       271,230
    Depreciation of Corporate assets.................................                     822,754            446,141
                                                                                   --------------    ---------------
       Total depreciation and amortization...........................              $    3,462,019    $       717,371
                                                                                   ==============    ===============


                                                                                   MARCH 31, 1999      DECEMBER 31,
                                                                                        1999              1998
                                                                                   --------------    ---------------

Assets
    Total assets for reportable segments.............................              $   87,763,629    $    81,259,737
    Corporate assets.................................................                  26,001,792         37,682,366
                                                                                   --------------    ---------------
       Total assets..................................................              $  113,765,421    $   118,942,103
                                                                                   ==============    ===============

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1999 (continued)
                                   (UNAUDITED)

NOTE F -- GE TECHTEAM, L.P.

During 1997, the Company formed GE TechTeam, L.P. (the "GE Joint Venture"), a joint venture between TechTeam and a unit of General Electric Appliances Division ("GEA"). The GE Joint Venture was formed to market and service extended warranty contracts for the personal computer industry. The GE Joint Venture, headquartered in Dallas, Texas, is operated by TechTeam and by GE Service Management, an operating unit of GEA. GE Service Management is a leading provider of extended service plans and warranty administration for products ranging from major appliances and consumer electronics to personal computers. GE Service Management offers extended service plans that cover numerous manufacturers, makes, and models, and it provides comprehensive service coverage for post-warranty products and service needs. TechTeam shares in the profits, if any, (up to an agreed upon limit) of this portion of the GE Joint Venture's business pro rata based on its partnership interest, 49.45%. Losses, if any, are reimbursed to the GE Joint Venture by GEA. Operations for this portion of the business were not profitable in 1997, 1998 or 1999 to date.

On March 31, 1998, the Company sold its OEM call center contracts, consisting of its remaining unexpired contracts with Hewlett-Packard Corporation and a contract with 3Com Corporation, to GEA for $1.4 million. GEA then contributed those contracts to the GE Joint Venture for an agreed value of $1.4 million and an agreement that GEA shall receive all the joint venture's earnings from these contracts until GEA has recovered the $1.4 million. TechTeam is recognizing the gain related to this sale as the GE Joint Venture records earnings related to these contracts. Such earnings amounted to $264,268 for the First Quarter of 1999.

In September 1998, the GE Joint Venture began providing telephone and computer support for a major manufacturer of personal computers. TechTeam shares in the profits and losses of this portion of the GE Joint Venture's business pro rata based on its partnership interest. In the First Quarter of 1999, TechTeam recognized $73,487 of earnings related to this contract; this amount was recorded by TechTeam as a reduction in its cost of services for the OEM Call Center Services line of business. Summarized financial data for the GE Joint Venture follows:

------------------------------------------------------------------------------------------------------------------
                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                   -------------------------------
 STATEMENT OF OPERATIONS                                                               1999              1998
                                                                                   --------------    -------------
     Revenues.................................................................     $   8,281,022     $   3,528,811
     Expenses.................................................................         9,632,177         6,280,827
                                                                                   -------------     -------------
     Pre-tax income...........................................................     $  (1,351,155)    $  (2,752,016)
                                                                                   =============     =============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Our actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, those described in the portion of this Item 2 entitled "Factors Affecting Future Results." We caution readers not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We do not undertake an obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 1999.

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

OEM Call Center Services consist of national telephone support for the end-user customers of TechTeam's clients. Through the end of the First Quarter 1998, TechTeam provided OEM Call Center Services which were billed on a fee per call, fee per time spent on calls or per agent basis, each as negotiated with clients. Commencing in the Fourth Quarter 1997, TechTeam also provided OEM Call Center Services on a per agent basis to a joint venture formed with General Electric Appliances Division ("GEA"). Effective March 31, 1998, the OEM Call Center business conducted directly by TechTeam was terminated as a result of: 1) The scheduled expiration of the two largest of the Company's contracts with Hewlett-Packard; and 2) The sale to GEA of the remaining unexpired contracts with Hewlett-Packard and a contract with 3Com Corporation. The Company's decision to sell these OEM call center contracts was consistent with its strategic direction to concentrate on corporate help desk solutions. As a result, commencing in the Second Quarter 1998, revenues consist of billings to the GE TechTeam joint venture and revenues recognized from the sale of the contracts to GEA in March 1998.

Since 1980, TechTeam Capital Group, LLC has been providing financing for high technology and capital equipment in the United States.

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

The following table sets forth the percentage relationship to revenues of certain items in the Company's Consolidated Statements of Operations:


---------------------------------------------------------------------------------------------------------------------
                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   -------------------------------
                                                                                       1999             1998
                                                                                   -------------    -------------
 REVENUES
    Corporate Services
       Corporate help desk services.............................................            26.4%            25.6%
       Technical staffing.......................................................            19.0             27.2
       Systems integration......................................................            14.7             10.4
       Training programs........................................................             4.1              7.0
                                                                                   -------------    -------------
    Total Corporate Services....................................................            64.2             70.2
    OEM Call Center Services....................................................            24.1             21.8
    TechTeam Capital Group......................................................            11.7              8.0
                                                                                   -------------    -------------
TOTAL REVENUES..................................................................           100.0            100.0
COST OF SERVICES DELIVERED......................................................            83.3             80.9
                                                                                   -------------    -------------
GROSS PROFIT....................................................................            16.7             19.1
                                                                                   -------------    -------------
OTHER EXPENSES
    Selling, general and administrative.........................................            14.9             17.6
    Class action litigation and related matters.................................              --              0.8
    Interest expense............................................................             0.7              1.3
                                                                                   -------------    -------------
TOTAL OTHER EXPENSES............................................................            15.6             19.7
                                                                                   -------------    -------------
INCOME/(LOSS) BEFORE INTEREST INCOME............................................             1.1             (0.6)
INTEREST INCOME.................................................................             0.6              2.3
                                                                                   -------------    -------------
INCOME/(LOSS) BEFORE TAX PROVISIONS.............................................             1.7              1.6
Michigan Single Business Tax and other..........................................             0.7              0.9
Federal income tax..............................................................             0.3              0.2
                                                                                   -------------    -------------
TOTAL TAX PROVISION.............................................................             1.0              1.1
                                                                                   -------------    -------------
NET INCOME/(LOSS)...............................................................             0.7%             0.5%
                                                                                   =============    =============

Between 1995 and 1998, TechTeam's revenues increased at a compound annual rate of 35.4%. The Company believes that its growth has benefited from the trend among large corporations to outsource much of their information technology needs and TechTeam's ability to provide integrated services that address a broad range of those needs. The Company believes that the outsourcing trend will continue and will provide continuing opportunities for all of its service lines. TechTeam further believes that its service offerings are influenced substantially by its clients' desire to focus on their core businesses and to leave information technology needs to the Company for which information technology is its core business. TechTeam's training programs have encountered cyclical enrollment trends, influenced by the timing and extent to which clients are upgrading desktop software.

TechTeam's business is based on client relationships with major corporations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results -- Impact of Business with Major Clients."

COMPARATIVE PERFORMANCE -- FIRST QUARTER 1999 VERSUS 1998

TechTeam earned a net income of $226,155 or $0.02 per share, for the First Quarter 1999 as compared to a net income of $141,059, or $0.01 per share, for the First Quarter 1998.


REVENUES

TechTeam's total revenues increased by $7,630,123 in 1999 to $34,087,210, a 28.8% increase over revenues in 1998. Changes in revenues resulted from the following:


Corporate Services

       Corporate help desk/call center services
       Revenues from Corporate help desk/call center services increased by $2,238,078 in the three months ended March 31, 1999. This was a 33.0% increase over Corporate help desk/call center services revenues for the equivalent period in 1998. This increase was due to an increase in call center volumes over the prior year.

       Technical staffing
       Revenues from technical staffing decreased by $734,488 in the three months ended March 31, 1999. This was a 10.2% decrease over technical staffing revenues for the equivalent period in 1998 This decrease was due to decreased client demand for TechTeam's computer services personnel at selected accounts.

       Systems integration
       Revenues from systems integration increased by $2,245,300 in the three months ended March 31, 1999. This was a 81.6% increase from systems integration revenues for the equivalent period in 1998. This increase was due to increased hardware sales and related services.

       Training programs
       Revenues from training programs decreased by $453,607 in the three months ended March 31, 1999. This was a 24.5% decrease from training revenues for the equivalent period in 1998. This decrease was due to decreased enrollments in the Company's training programs.

OEM Call Center Services
Revenues from OEM Call Center Services increased by $2,442,206 in 1999. This was a 42.3% increase over OEM Call Center Services revenues in 1998. The increase was primarily driven by demand for services provided to the Company's joint venture with GEA which aggregated $8,210,409 for the First Quarter 1999. On March 31, 1998, the Company sold its OEM call center contracts, consisting of its remaining unexpired contracts with Hewlett-Packard Corporation and a contract with 3Com Corporation, to GEA for $1.4 million. GEA then contributed those contracts to the GE TechTeam joint venture for an agreed value of $1.4 million and an agreement that GEA shall receive all of the joint venture's earnings until GEA has recovered the $1.4 million. TechTeam is recognizing the gain related to this sale as the joint venture records earnings on the contracts. Such earnings amounted to $264,268 for the First Quarter 1999.

TechTeam Capital Group
In January 1998, TechTeam acquired TechTeam Capital Group, Inc. Revenues from TechTeam Capital Group increased by $1,892,634 in the first quarter of 1999. This was a 89.7% increase over the same period in 1998. This increase was primarily due to increased financing activities as well as realizing three full months of operations in the current year; 1998 figures include revenues since the acquisition of TechTeam Capital Group on January 31, 1998.

COST OF SERVICES DELIVERED

The cost of services delivered increased by $5,859,558 in 1999. This was a 26.0% increase over the cost of services delivered in 1998. The increase was due principally to compensation costs for an increased number of technical personnel, statutory and other benefits associated with such personnel, facility and computer equipment costs, and other direct costs associated with providing an increased volume of services to clients. As a percentage of revenues, these costs declined to 83.3% in 1999 from 85.2% in 1998.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased by $400,338 in 1999. This increase is attributable to the growth in the Company's overall business. These expenses were 14.9% of revenues in 1999 compared with 17.6% of revenues in 1998. This decrease was due primarily to the Company's continuing efforts in cost containment. The Company expects selling, general and administrative expenses to increase in dollar amount, but to decrease as a percentage of revenue. The foregoing is a forward looking statement.


INTEREST EXPENSE

In January 1998, TechTeam acquired TechTeam Capital Group, LLC which had financed a portion of its leasing activities through use of various forms of long-term and short-term debt. The interest costs of this debt are reported in this category.


INTEREST INCOME

Commencing in October 1996, TechTeam began earning significant amounts of interest income on cash generated by the 1996 public stock offering. For 1999, interest income was $191,988 compared to $614,087 in 1998. The decline in interest income between 1998 and 1999 results from increased use of cash for operations, repurchase of Company's shares, and financing TechTeam Capital Group's capital outlays. (See Liquidity and Capital Resources.)


TAX PROVISIONS

TechTeam recognized $116,000 of Federal income tax in 1999, resulting in an effective tax rate of 33.9% compared to an effective tax rate of 34.6% for 1998. The 1999 and 1998 effective tax rates differ due to changing amounts of permanent book/tax differences, primarily goodwill and tax-exempt interest. The Michigan Single Business Tax and state income taxes in 1999 were $230,600 with an effective tax rate of 40.3% compared to an effective rate of 51.5% in 1998. These Single Business taxes are tied more closely to factors other than pre-tax income which inflate the effective tax rate when income is lower.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business has been financed by cash provided by operations, shares issued throughout the period under stock option plans and the proceeds of a public offering of its capital stock in 1996. Indicators of the Company's financial strength are summarized below:


--------------------------------------------------------------------------------------------------------------------------
                                                                             MARCH 31, 1999        DECEMBER 31, 1998
                                                                           --------------------   ---------------------

Working capital........................................................    $        29,267,403     $       32,633,798
Current ratio..........................................................                    2.8                    2.6
Debt as a percentage of total capitalization...........................                   12.8%                  15.4%
Shareholders' equity...................................................    $        83,256,338     $       84,333,958

The Company's working capital was $29,267,403 at March 31, 1999, a decrease of 11.4% from December 31, 1998, the decrease primarily resulting from application of funds to repurchase of Company common stock, offset by requirements to fund the Company's higher level of operating activities -- (see below). As of March 31, 1999, TechTeam had approximately $13 million in cash and cash equivalents. Available cash will be used for general corporate purposes, including domestic and international call center expansion, capital expenditures, working capital, acquisitions and stock repurchases under the Company's stock repurchase program.

In the first quarter of 1998, TechTeam acquired Capricorn Capital Group, Inc. (now TechTeam Capital Group, LLC). Currently, the Company has no arrangements or understandings with respect to any acquisitions, although it continually monitors acquisition opportunities.

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

In August 1998, the Company announced a third stock repurchase program to purchase up to an additional 2,000,000 shares of common stock during the period ending August 26, 1999, unless extended. During the first quarter of 1999, the Company repurchased 231,700 shares for $1,478,617. Total shares repurchased under this plan are 873,500 for $5,734,999.

TechTeam has line-of-credit agreements with First Chicago NBD Bank and Chase Manhattan Bank which provide for short-term borrowings of up to $25,000,000 and $310,000, respectively; both lines-of-credit are unsecured. First Chicago NBD Bank borrowings are at the prime rate and Chase Manhattan Bank borrowings are at prime plus 1.5%. There were no borrowings under these lines at March 31, 1999.

YEAR 2000 DISCLOSURE

TechTeam has a Y2K Steering Committee reporting directly to the CEO and the Board of Directors. The Steering Committee is charged with evaluating TechTeam's risks, recommending solutions and implementing the solution to the various problems that exist, and monitoring the remediation efforts. The entire management of TechTeam is responsible to assure that the changes necessary are made to achieve readiness for the Year 2000. TechTeam is engaged in a comprehensive effort to meet the Year 2000 problems.

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

Analysis of systems critical to the delivery of TechTeam's services, which are within TechTeam control, to address Y2K issues has been completed on 90% of critical systems. Of these critical systems, about 70% have been remediated. TechTeam expects to complete the analysis, remediation and validation of its critical systems by June 30, 1999. Analysis of non-critical systems has been completed on 90% of these systems. TechTeam expects to complete the analysis, remediation and validation of its non-critical systems by August 31, 1999.

TechTeam has replaced its non-compliant financial system. It spent $2.3 million (capitalized over 7 years) to replace the financial system. TechTeam is currently completing the remediation of its internal call center software also known as the GCC. This effort will be complete by August 1, 1999. TechTeam also utilizes many office automation products from Microsoft Corporation. Microsoft has provided patches such that TechTeam can complete remediation of its workstations. This is true of other vendors as well, such as Sun Microsystems, Oracle, SGI, Novell, Aspect and Siemens. TechTeam estimates that it will spend an additional $250,000 to $500,000 in 1999 to complete its Y2K project. As necessary, these estimates will be refined in the future. These expenses may not include all of the cost implementing contingency plans, which are in the process of being developed. These estimates also do not include any litigation or warranty costs related to Y2K issues because they cannot be reasonably estimated.

In addition, since a significant amount of TechTeam services to its clients involve service related support of technology within the desktop services area, TechTeam is working with appropriate clients to assess all facets of support that will be required of the company by its clients. Any expenses incurred by TechTeam will be accompanied by additional revenues from its clients.

Use of independent verification and validation processes consistent with industry standards, such as external audit of TechTeam's new accounting system, have been and will be utilized to insure complete uninterrupted operability on critical systems.

The most likely IT "worst case scenario" would be the failure of a telephone switch at one of TechTeam's support centers. The recovery procedure would be to divert traffic to another center, which could take 2 to 4 hours. The most likely non-IT "worst case scenario" would be loss of operation at one of TechTeam's support centers due to environmental or security considerations. The recovery procedure would be to divert traffic to another center, which could take 2 to 4 hours. It is worth noting that less than 1 percent of TechTeam's weekly support center traffic occurs on weekends, such as the first two days of January 2000. Significant impact to TechTeam, and it's clients for such a failure would not occur until 08:00 EST, Monday, January 3, 2000, which gives TechTeam additional time to react on behalf of itself and it's clients. In all other lines of business, where the service is TechTeam staff located at the client site, or leasing, the service can continue, without interruption, for several weeks without interface to TechTeam's IT or non-IT systems.

FACTORS AFFECTING FUTURE RESULTS

LITIGATION:

The Company has been sued for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants for alleged "controlling person" liability under Section 20(a) of the Securities Exchange Act. The Company has reached an agreement in principle to resolve these suits. It is possible that these lawsuits will not be resolved on the terms proposed by the parties. The failure of the completion of the settlement could have material adverse effect on the Company's financial condition, results of operations, and cash flows.

IMPACT OF BUSINESS WITH MAJOR CLIENTS:

Historically, TechTeam has been heavily dependent upon major clients for a substantial portion of its revenues. Any loss of (or failure to retain a significant amount of business with) its key clients could have a material adverse impact on the Company. Ford Motor Company accounted for 22.6%, 21.3%, and 16.6% of the Company's revenues for the years ended December 31, 1996, 1997, and 1998, respectively. In 1997 and 1998, Hewlett-Packard accounted for 21.3% and 1.1%, respectively, of the Company's revenues. In the past several years, DaimlerChrysler Corporation ("DaimlerChrysler") had also become a major client, representing between 5 and 10% of the Company's total revenues in years prior to 1997. The percentage of total revenues derived from DaimlerChrysler increased to 14.6% and 23.1% in 1997 and 1998, respectively. Additionally, an international provider of shipping services became a significant client generating 6.5% and 5.8% of total revenues in 1997 and 1998, respectively. Ford, DaimlerChrysler, and the international provider of shipping services are expected to continue to constitute a high percentage of TechTeam's revenues for the foreseeable future. In 1997 the GE Joint Venture represented 1.5% of the Company's revenues; in 1998 that percentage grew to 20.6 % as a result of the following: (1) A full year's services for the GE Joint Venture; (2) The sale of the OEM call center product support business to the GE Joint Venture in March 1998; and (3) The commencement in August 1998 of OEM call center support by the GE Joint Venture for a major manufacturer of personal computers.

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

MANAGEMENT OF GROWTH:

The Company's revenues have grown from $47.1 million in 1995 to $72.2 million in 1996, $81.3 million in 1997 and $116.9 million in 1998. The Company intends to pursue the continued growth of its business; however, there can be no assurance that such growth will be achieved. The Company's future operating results will depend in part on management's ability to manage any future growth and control expenses. An unexpected decline in revenues without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on the Company's operating results.

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

RELIANCE ON SENIOR MANAGEMENT:

The success of the Company is highly dependent upon the efforts, direction, and guidance of its senior management. Although the Company has entered into employment and noncompetition agreements with certain of its executive officers, the Company's continued growth and success also depends in part on its ability to attract and retain qualified managers and on the ability of its executive officers and key employees to manage its operations successfully. The loss of any of these senior executives or the Company's inability to attract, retain, or replace key management personnel in the future, could have a material adverse effect on it.


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

                          PART II -- OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

The Company, one of its officers, William F. Coyro Jr. and one of its former officers Lawrence A. Mills, have been named as defendants in a putative consolidated class action filed in the United States District Court for the Eastern District of Michigan. On January 22, 1998 four original actions, all filed between August 27 and October 24, 1997, were consolidated into a single action. Plaintiffs in the underlying actions purport to represent various classes consisting of all persons who purchased shares of the Company's common stock during certain class periods, the longest of which was from September 27, 1996 through July 18, 1997. Plaintiffs allege in their complaints that the Company and the individual defendants engaged in a scheme to artificially inflate the price of the Company's common stock by improperly accelerating the recognition of revenue from the licensing of the Company's proprietary software. Plaintiffs assert claims against all defendants for alleged violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as claims against the individual defendants for alleged "controlling person" liability under Section 20(a) of the Securities Exchange Act. In December 1998, the Company and the individual defendants reached an agreement in principle to settle the consolidated class action lawsuits for the payment of $11 million to the plaintiffs. The agreement is subject to the final approval of the Court and the possibility of appeal.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.14    Mutual  Separation  Agreement and General Release  between  National  TechTeam,  Inc. and Lawrence A.
              Mills dated February 12, 1999.

     27       Financial Data Schedule

(b)  Reports on Form 8-K.

     1.       May 5, 1999-- "National TechTeam, Inc. Announces Appointment of Peter T. Kross to the Board of
              Directors."

     2.       April 29, 1999-- "National TechTeam, Inc. Announces Revenues and Earnings for the First Quarter
              1999."

     3.       April 16, 1999 -- "National TechTeam Appoints M. Anthony Tam to Vice President and Chief
              Financial Officer."

     4.       April 5, 1999-- "National TechTeam Announces Cost Containment Program."


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      National TechTeam, Inc.
                                               (Registrant)


    Date:     May 14, 1999            By: /s/ Harry A. Lewis
                                          ------------------
                                          Harry A. Lewis
                                          Chief Executive Officer
                                          and President


    Date:     May 14, 1999            By: /s/ M. Anthony Tam
                                          ------------------
                                          M. Anthony Tam
                                          Vice President,
                                          Chief Financial Officer and Treasurer

                               INDEX TO EXHIBITS

EXHIBIT NO.                DESCRIPTION
-----------                -----------

10.14                      Mutual Separation Agreement between National Tech
                           Team, Inc. and Lawrence A. Mills dated February 12,
                           1999.

 27                        Financial Data Schedule