Form 10-Q
period 1999-06-30
NATIONAL TECHTEAM INC /DE/
filed 1999-08-16
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 1999



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

               [X] Yes [ ] No

The number of shares of the registrant's only class of common stock outstanding at July 31, 1999 was 13,202,639.

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

                             NATIONAL TECHTEAM, INC.

                                    FORM 10-Q

                                      INDEX

---------------------------------------------------------------------------------------------------------------------
                                                                                                                PAGE
                                                   INDEX                                                       NUMBER
-------------------------------------------------------------------------------------------------------        ------
 PART I - FINANCIAL INFORMATION

 ITEM 1.

 Condensed Consolidated Statements of Operations (Unaudited)                                                     3
          Three and Six Months Ended
          June 30, 1999 and 1998

 Condensed Consolidated Statements of Financial Position (Unaudited)                                           4 - 5
          June 30, 1999 and December 31, 1998

 Condensed Consolidated Statements of Cash Flows (Unaudited)                                                     6
          Six Months Ended
          June 30, 1999 and 1998

 Notes to the Condensed Consolidated Financial Statements - June 30, 1999 (Unaudited)                          7 - 12

 ITEM 2.

 Management's Discussion and Analysis of Financial Condition and Results of Operations                        13 - 16

 PART II - OTHER INFORMATION

 ITEM 1.

 Legal Proceedings                                                                                               17

 ITEM 4.

 Submission of Matters to a Vote of Security Holders                                                             17

 ITEM 5.

 Other Information                                                                                               18

 ITEM 6.

 Exhibits and Reports on Form 8-K                                                                                18

 Signatures                                                                                                      19
---------------------------------------------------------------------------------------------------------------------

                         PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

               NATIONAL TECHTEAM, INC. AND SUBSIDIARIES CONDENSED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                         ------------------------------   ------------------------------
                                                              1999             1998            1999             1998
                                                                          (AS RESTATED)                    (AS RESTATED)
                                                         -------------   --------------   -------------    -------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES

    Corporate Services
       Corporate help desk services..................    $       9,478   $        6,811   $      18,492    $      12,870
       Technical staffing............................            5,419            6,423          11,889           13,453
       Systems integration...........................            5,654            2,656          10,650            5,407
       Training programs.............................            1,386            1,773           2,781            3,621
                                                         -------------   --------------   -------------    -------------
    Total Corporate Services.........................           21,937           17,663          43,812           35,351
                                                         -------------  ---------------  --------------   --------------
    OEM Call Center Services.........................            6,684            6,471          14,894           13,131
    Leasing Operations...............................            5,647            3,362           9,649            5,471
                                                         -------------   --------------   -------------    -------------
TOTAL REVENUES.......................................           34,268           27,496          68,355           53,953
COST OF SERVICES DELIVERED...........................           27,606           21,761          56,010           43,160
                                                         -------------   --------------   -------------    -------------
GROSS PROFIT.........................................            6,662            5,735          12,345           10,793
                                                         -------------   --------------   -------------    -------------
OTHER EXPENSES
    Selling, general and administrative..............            5,368            4,439          10,438            9,331
    Michigan Single Business Tax and other...........              182              293             413              522
                                                         -------------   --------------   -------------    -------------
TOTAL OTHER EXPENSES.................................            5,550            4,732          10,851            9,853
                                                         -------------   --------------   -------------    -------------

Operating income.....................................            1,112            1,003           1,494              940
                                                         -------------   --------------   -------------    -------------

Interest income......................................              108              369             300              983
Interest expense.....................................              219              452             451              788
                                                         -------------   --------------   -------------    -------------
NET INTEREST EXPENSE (INCOME)........................              111               83             151             (195)
                                                         -------------   --------------   -------------    -------------

Income before income taxes...........................            1,001              920           1,343            1,135
Income tax expense...................................              341              398             457              472
                                                         -------------   --------------   -------------    -------------
NET INCOME...........................................    $         660   $          522   $         886    $         663
                                                         =============   ==============   =============    =============
BASIC AND DILUTED EARNINGS PER SHARE.................    $        0.05   $         0.04   $        0.07    $        0.04
                                                         =============   ==============   =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic............................................           13,193           15,060          13,337           15,591
    Net effect of dilutive stock options.............               23              160              31              179
                                                         -------------   --------------   -------------    -------------
    Diluted..........................................           13,216           15,220          13,368           15,770
                                                         =============   ==============   =============    =============

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

------------------------------------------------------------------------------------------------------------------------
NET INCOME, AS SET FORTH ABOVE.......................    $         660   $          522   $         886    $         663

Foreign currency translation adjustments.............             (104)               1            (165)             (11)
                                                         -------------   --------------   -------------    -------------
COMPREHENSIVE INCOME.................................    $         556   $          523   $         721    $         652
                                                         =============   ==============   =============    =============

                             See accompanying notes.

               NATIONAL TECHTEAM, INC. AND SUBSIDIARIES CONDENSED
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)



                                                                                   JUNE 30,              DECEMBER 31,
                                ASSETS                                               1999                    1998
-----------------------------------------------------------------------    -------------------     -------------------
                                                                                           (IN THOUSANDS)
CURRENT ASSETS
    Cash and cash equivalents..........................................    $            12,768     $            22,696
    Securities available-for-sale......................................                  1,270
    Accounts receivable (less allowances of $750,000 at
       June 30, 1999 and $953,000 at December 31, 1998)................                 26,590                  23,804
    Refundable income tax..............................................                  1,539                   3,153
    Inventories........................................................                  1,200                     811
    Prepaid expenses and other.........................................                  2,515                   1,704
    Deferred income tax................................................                    625                     438
                                                                           -------------------     -------------------
                                                                                        46,507                  52,606
                                                                           -------------------     -------------------

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Office furniture and equipment.....................................                 20,018                  20,714
    Purchased software.................................................                  5,019                   4,924
    Leasehold improvements.............................................                  1,905                   2,081
    Transportation equipment...........................................                    271                     291
                                                                           -------------------     -------------------

                                                                                        27,213                  28,010
    Less-- Accumulated depreciation and amortization...................                 17,813                  15,691
                                                                           -------------------     -------------------
                                                                                         9,400                  12,319
                                                                           -------------------     -------------------

OTHER ASSETS
    Leased equipment and other investments in leases...................                 32,743                  29,766
    Intangibles (less accumulated amortization of $9,514,000 at
       June 30, 1999 and $7,663,000 at December 31, 1998)..............                 11,153                  13,268
    Investment in GE Joint Venture.....................................                    954                     883
    Deferred income tax................................................                    680                   1,324
    Other..............................................................                  1,585                   1,452
                                                                           -------------------     -------------------
                                                                                        47,115                  46,693
                                                                           -------------------     -------------------
TOTAL ASSETS...........................................................    $           103,022     $           111,618
                                                                           ===================     ===================



                             See accompanying notes.

               NATIONAL TECHTEAM, INC. AND SUBSIDIARIES CONDENSED
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (continued)
                                   (UNAUDITED)



                                                                                 JUNE 30,              DECEMBER 31,
                LIABILITIES AND SHAREHOLDERS' EQUITY                              1999                    1998
-----------------------------------------------------------------------     ------------------     -------------------
                                                                                          (IN THOUSANDS)
CURRENT LIABILITIES
    Accounts payable...................................................    $             2,707     $             4,107
    Accrued payroll, related taxes and withholdings....................                  5,415                   4,269
    Deferred revenues and unapplied receipts...........................                  1,191                   2,029
    Accrued expenses and taxes.........................................                  1,554                   1,145
    Current portion of notes payable...................................                  3,450                   8,024
    Other..............................................................                    266                     398
                                                                           -------------------     -------------------
                                                                                        14,583                  19,972
                                                                           -------------------     -------------------

LONG-TERM DEBT.........................................................                  5,448                   7,312

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01,  5,000,000 shares authorized, none issued
    Common stock, par value $.01, 45,000,000 shares authorized,
       Issued-- 16,711,400 and 16,703,800 shares at
       June 30, 1999 and December 31, 1998, respectively...............                    167                     167
    Additional paid-in capital.........................................                111,273                 111,414
    Retained earnings..................................................                  1,647                     761
    Accumulated other comprehensive income(loss).......................                   (109)                     56
                                                                           -------------------     -------------------
                                                                                       112,978                 112,398
    Less -- Treasury stock (3,532,824 and 3,179,226 shares
       at June 30, 1999 and December 31, 1998, respectively)...........                 29,987                  28,064
                                                                           -------------------     -------------------
    Total shareholders' equity.........................................                 82,991                  84,334
                                                                           ===================     ===================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................    $           103,022     $           111,618
                                                                           ===================     ===================



                             See accompanying notes.

               NATIONAL TECHTEAM, INC. AND SUBSIDIARIES CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


-------------------------------------------------------------------------------------------------------------------
                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                            ---------------------------------------
                                                                                  1999                  1998
                                                                            -----------------    ------------------
                                                                                        (IN THOUSANDS)
 OPERATING ACTIVITIES
     Net income........................................................     $             886    $              663
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and Amortization...............................                 9,984                 6,629
           Treasury stock contributed to 401(k) plan and other.........                   574                   339
           Changes in operating assets and liabilities.................                (2,859)               (5,909)
                                                                            -----------------    ------------------
           Net cash provided by operating activities...................                 8,585                 1,722
                                                                            -----------------    ------------------

 INVESTING ACTIVITIES
     Sale (purchase) of property, equipment and software, net...........                  797                (2,802)
     Purchase of leased equipment, net.................................                (9,522)               (3,262)
     Investment in direct financing leases and residuals...............                   681
     Sale(purchase) of securities available-for-sale...................                (1,270)               12,741
     Other ............................................................                  (133)                 (162)
                                                                            -----------------    ------------------

        Net cash provided by(used in) investing activities.............                (9,447)                6,515
                                                                            -----------------    ------------------

 FINANCING ACTIVITIES
     Purchase of Company common stock..................................                (2,497)              (18,368)
     Proceeds from issuance of common stock............................                    34                   368
     (Payments) proceeds on notes payable, net.........................                (6,438)                1,882
     Other.............................................................                  (165)
                                                                            -----------------    ------------------
        Net cash used in financing activities..........................                (9,066)              (16,118)
                                                                            -----------------    ------------------
        Decrease in cash and cash equivalents..........................                (9,928)               (7,881)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................                22,696                24,927
                                                                            -----------------    ------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD............................     $          12,768    $           17,046
                                                                            =================    ==================




                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 1999
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements have been prepared by National TechTeam, Inc. ("TechTeam" or "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made to the 1998 financial statements in order to conform to the 1999 financial statement presentation.

NOTE A -- RESTATEMENT OF JUNE 30, 1998 STATEMENT OF OPERATIONS

As discussed in the December 31, 1998 Form 10-K net income for the three month period ended June 30, 1998 was restated to reflect a reduction of $312,000. Revenues decreased by $170,000 related to earnings and billing adjustments to the GE Joint Venture and expenses increased by $302,000 due to recognition of additional health care costs. Income tax expense was reduced by $160,000 related to these changes.

NOTE B -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and are calculated using the treasury stock method.

NOTE C -- REVENUES FROM MAJOR CLIENTS

Revenues from clients which represented ten percent or more of total revenue are as follows:


----------------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED JUNE 30,
                                      --------------------------------------------------------------------------------
                                                       1999                                       1998
                                      -------------------------------------     --------------------------------------
                                                                      (IN THOUSANDS)
                                      --------------------------------------------------------------------------------
                                           AMOUNT          PERCENT OF TOTAL          AMOUNT          PERCENT OF TOTAL
                                      ----------------     ----------------     ----------------     ----------------
GE TechTeam, L.P....................  $          6,684                 19.5%    $          4,506                 16.4%
DaimlerChrysler.....................             5,370                 15.7%               5,440                 19.8%
Ford Motor Company..................             3,506                 10.2%               3,639                 13.2%

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 1999
                                   (UNAUDITED)

NOTE C -- REVENUES FROM MAJOR CLIENTS (continued)

--------------------------------------------------------------------------------------------------------------------
                                                                 SIX MONTHS ENDED JUNE 30,
                                      ------------------------------------------------------------------------------
                                                       1999                                             1998
                                      -------------------------------------     ------------------------------------
                                                                      (IN THOUSANDS)
                                      ------------------------------------------------------------------------------
                                           AMOUNT          PERCENT OF TOTAL         AMOUNT          PERCENT OF TOTAL
                                      ----------------     ----------------     ----------------    ----------------
GE TechTeam, L.P....................  $         14,894                 21.8%    $          7,910                14.6%
DaimlerChrysler.....................            12,870                 18.8%              11,132                20.6%
Ford Motor Company..................             8,043                 11.8%               7,399                13.7%


NOTE D -- LEGAL PROCEEDINGS
Refer to Part II, Item 1 for a description of legal proceedings.

NOTE E -- STOCK REPURCHASES
In February 1998, the Company announced a stock repurchase program to purchase up to 1,500,000 shares of common stock during the period ending August 15, 1998, unless extended. The Company repurchased 1,500,000 shares under this program for $14,864,000 by September 30, 1998.

In May 1998, the Company announced a second stock repurchase program to purchase up to an additional 1,000,000 shares of common stock during the period ending November 26, 1998, unless extended. The Company repurchased 1,000,000 shares under this program for $9,075,000 by September 30, 1998.

In August 1998, the Company announced a third stock repurchase program to purchase up to an additional 2,000,000 shares of common stock during the period ending August 26, 1999, unless extended. During 1999, the Company repurchased 402,100 shares for $2,497,000. The total shares repurchased under this plan total 1,043,900 shares for $6,753,000.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 1999
                                   (UNAUDITED)

NOTE F -- SEGMENT REPORTING

                                                CORPORATE SERVICES
                        ------------------------------------------------------------
                         CORPORATE                                                      OEM CALL      LEASING
                         HELP DESK   TECHNICAL     SYSTEMS     TRAINING                 CENTER     OPERATIONS
                         SERVICES    STAFFING    INTEGRATION   PROGRAMS       TOTAL     SERVICES                    TOTAL
                        ----------  ----------   -----------  ---------    ---------   ----------  ----------    ---------
                                                                   (IN THOUSANDS)
                        --------------------------------------------------------------------------------------------------
Three months ended
June 30, 1999
Revenues............    $   9,478   $   5,419    $   5,654    $   1,386    $  21,937   $   6,684    $   5,647    $  34,268

Gross profit........        2,311       1,270        1,316          304        5,201          63        1,398        6,662

Depreciation and
    amortization....          882          45           35          133        1,095           0        3,555        4,650
Expenditures for
    property, net....        (662)         22            3           28         (609)          0         (416)      (1,025)
Three months ended
June 30, 1998
Revenues............    $   6,811   $   6,423    $   2,656    $   1,773    $  17,663   $   6,471    $   3,362    $  27,496
Gross profit........        1,848       1,480          560          641        4,529         189        1,017        5,735
Depreciation and
    amortization....          877         139           57           36        1,109           0        1,368        2,477
Expenditures for
    property, net...          967         643          262          168        2,040           0         (220)       1,820

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 1999
                                   (UNAUDITED)

NOTE F -- SEGMENT REPORTING (continued)

                                            CORPORATE SERVICES
                        ------------------------------------------------------------
                         CORPORATE                                                      OEM CALL    LEASING
                         HELP DESK   TECHNICAL     SYSTEMS     TRAINING                 CENTER     OPERATIONS
                         SERVICES    STAFFING    INTEGRATION   PROGRAMS      TOTAL      SERVICES                   TOTAL
                        ----------  ----------   -----------  ----------   ---------   ---------   ----------    ---------
                                                                 (IN THOUSANDS)
                        --------------------------------------------------------------------------------------------------
Six months ended
June 30, 1999
Revenues............    $  18,492   $  11,889    $  10,650    $   2,781    $  43,812   $  14,894    $   9,649    $  68,355
Gross profit........        3,854       3,006        2,182          245        9,287         737        2,321       12,345
Depreciation and
    amortization....        1,815          94           75          272        2,256           0        6,542        8,798
Expenditures for
    property, net....        (531)         25           20           59         (427)          0         (370)        (797)

Six months ended
June 30, 1998
Revenues............    $  12,870   $  13,453    $   5,407    $   3,621    $  35,351   $  13,131    $   5,471    $  53,953
Gross profit........        2,656       3,372          968          905        7,901       1,181        1,711       10,793
Depreciation and
    amortization....        1,755         911          358          228        3,252           0        2,970        6,222
Expenditures for
    property, net...        2,256         215          274           75        2,820           0          (18)       2,802

Segment Assets
June 30, 1999           $  17,933   $   6,864    $   7,055    $   2,059    $  33,911   $   9,534    $  43,106    $  86,551
December 31, 1998          16,070       6,895        6,119        2,126       31,210       8,661       41,389       81,260

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 1999 (continued)
                                   (UNAUDITED)

NOTE F -- SEGMENT REPORTING (continued)

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:





                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                      --------------------------------   --------------------------------
                                                             1999            1998            1999              1998
                                                      --------------    --------------   --------------    --------------
                                                               (IN THOUSANDS)                     (IN THOUSANDS)
Depreciation and amortization
    Total for reportable segments.................    $        4,650    $        2,477   $        8,798    $        6,222
    Corporate assets..............................               579               333            1,186               407
                                                      --------------    --------------   --------------    --------------
       Total depreciation and amortization........    $        5,229    $        2,810   $        9,984    $        6,629
                                                      ==============    ==============   ==============    ==============


                                                         JUNE 30,        DECEMBER 31,
                                                           1999              1998
                                                      --------------    --------------
                                                               (IN THOUSANDS)
Assets
    Total assets for reportable segments..........    $       86,551    $       81,260
    Corporate assets..............................            16,471            30,358
                                                      --------------    --------------
       Total assets...............................    $      103,022    $      111,618
                                                      ==============    ==============

NOTE G -- GE TECHTEAM, L.P.

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

On March 31, 1998, the Company sold its OEM call center contracts, consisting of its remaining unexpired contracts with Hewlett-Packard Corporation and a contract with 3Com Corporation, to GEA for $1.4 million. GEA then contributed those contracts to the GE Joint Venture for an agreed value of $1.4 million and an agreement that GEA received all the joint venture's earnings from these contracts until GEA recovered the $1.4 million. TechTeam recognized the gain related to this sale as the GE Joint Venture recorded earnings related to these contracts for a one year period ended March 31, 1999. On April 1, 1999, TechTeam began sharing in the profits or losses on these contracts based on its partnership interest of 49.45%. Such earnings amounted to $110,000 for the quarter ended June 30, 1999 and $294,000 for the six month period ended June 30, 1999.

The GE Joint Venture also provides telephone and computer support for other manufacturers and retailers of personal computers. TechTeam shares in the profits and losses of this portion of the GE Joint Venture's business pro rata based on its partnership interest. Such losses amounted to $90,860 for the quarter ended June 30, 1999 and $17,380 for the six month period ended June 30, 1999.

Summarized financial data for the GE Joint Venture follows:



                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  JUNE 30,                              JUNE 30,
                                                       -------------------------------    -------------------------------
 Statement of Operations                                    1999              1998             1999              1998
                                                       -------------     -------------    -------------     -------------
                                                               (IN THOUSANDS)                     (IN THOUSANDS)
     Revenues.....................................     $       7,042     $       2,529    $      15,323     $       6,058
     Expenses.....................................             8,067             3,999           17,699            10,279
                                                       -------------     -------------    -------------     -------------
     Pre-tax loss.................................     $      (1,025)    $      (1,470)   $      (2,376)    $      (4,221)
                                                       =============     =============    =============     =============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Our actual results may differ materially from those included in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We do not undertake an obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and the Quarterly Report on Form 10-Q filed by the Company in fiscal 1999.

COMPANY OVERVIEW

National TechTeam, Inc. ("TechTeam" or "Company") is a leading provider of information technology ("IT") outsourcing support services to large national and multinational corporations, government agencies, and service organizations. The Company offers its services through three global units: (1) Corporate Services, which provides corporations with help desk support, technical staffing, systems integration, and custom training; (2) OEM Call Center Services, which provides end user customers of its clients with inbound telephone support for their computer products; and (3) Leasing Operations, which consists primarily of leasing computer-related hardware and integrated services to corporate customers.


CORPORATE SERVICES

As a provider of Single Point of Contact help desk and desktop management programs, TechTeam provides centralized delivery of IT technical support services. TechTeam's Corporate Services consists of corporate help desk services, technical staffing, systems integration, and training programs.

Corporate Help Desk Services

TechTeam provides help desk services to assist major companies in managing their internal IT systems. The Company's technical staff uses its experience and knowledge in launching and delivering corporate help desk programs to define and execute corporate IT support solutions to meet its clients' specific needs. The Company's help desk solutions include numerous options for call tracking, Internet-based callback support, telecommunications systems, product knowledge bases, statistical reporting, real-time scheduling, and forecasting.

Systems Integration

TechTeam's systems integration team performs all phases of network implementations, from project planning and management, to full-scale network server and workstation installations. After the implementation, the systems integration team performs a wide range of maintenance services to the client ranging from desk-side support to network monitoring.

Technical Staffing

TechTeam maintains a staff of trained technical personnel to provide computer and technical support to its clients at the clients' facilities. Services most often provided are on-site help desk, programming, consulting, and systems implementation and maintenance. The Company's adaptive management and proactive methodology enables its staff to work closely with its clients, understand their computing environments, and work together to design and install technology to meet their business needs.

Training Programs

Training programs include a wide array of applications within the office automation, network, and client-server marketplace. Clients are offered a full spectrum of delivery options including course catalogs, registration services, computer equipment, networks, course materials, certified trainers, evaluation options, desk-side tutorials, testing, feedback to help desks, and reporting.


OEM CALL CENTER SERVICES

TechTeam provides OEM call center services through the GE Joint Venture. The GE Joint Venture started in the Fall of 1997, with TechTeam providing the technicians to answer support calls on the Consumer Support Program (CSP), a computer and peripheral warranty program sold by GE. The GE Joint Venture provides CSP with troubleshooting, support, and dispatch services on personal computers, peripheral hardware, and software. In April 1998, TechTeam sold its existing OEM call center business with Hewlett-Packard and 3Com to the GE Joint Venture. Accordingly, TechTeam provides OEM technical support through the GE Joint Venture.


LEASING OPERATIONS

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

Revenues increased 24.6% to $34.2 million from $27.5 million. The increase resulted primarily from revenue increases in corporate help desk services of $2.6 million, systems integration services of $3 million and leasing operations of $2.3 million offset by small decreases in several other product lines. Corporate help desk services increased due to expanding services to several existing large clients coupled with the addition of several smaller customers. Systems integration revenues increased due to a large contract with a local government agency to replace workstations and upgrade internal networks. The Leasing operations revenue increase was due to the sale of $1.1 million of certain lease assets and lease revenue rights to a third party combined with increased equipment lease sales.

Gross profit decreased as a percentage of sales to 19.4% from 20.8%. OEM call center services margins were down as a result of decreased call volumes related to the GE TechTeam Joint Venture through which the company shares in certain project revenues and losses (see note F of the consolidated financial statements). Training program margins decreased due to the completion of nonrecurring training programs resulting in under utilization of training personnel. Gross profit for the other segment lines of business for the second quarter of 1999 remained consistent with those of the second quarter of 1998.

Selling, General and Administrative expense decreased as a percentage of sales to 15.7 % from 16.1%, due primarily to the Company's continuing efforts in cost containment.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

Revenues increased 26.7% to $68.3 million from $54 million. The increase resulted primarily from revenue increases in corporate help desk services of $5.6 million, systems integration services of $5.2 million, leasing operations of $4.2 million, OEM Call Center Services of $1.8 and decreased revenue in technical staffing of $1.5 million. Corporate help desk services increased due to expanding services to several existing large clients in the Global Help Desk area along with the addition of several smaller customers. Systems integration revenues increased due to a large contract with a local government agency to replace workstations and upgrade internal networks and increased projects with several existing clients in the automotive industry. The Leasing operations revenue increase was due to the sale of $1.1 million of certain lease assets and lease revenue rights to a third party combined with an increase in lease volume due to the addition of several new customers and placing additional assets with existing customers due to growth by these customers. OEM Call Center Services increased due to the GE TechTeam joint venture expanding warranty administration services for a major personal computer manufacturer late in 1998 and this business has continued through the current period. Technical staffing decreased due to the completion of certain non-recurring projects near the end of 1998.

Gross profit decreased as a percentage of sales to 18% from 20%. OEM call center services margins were down as a result of decreased call volumes related to the GE TechTeam Joint Venture through which the company shares in certain project revenues and losses, combined with lower margins related to the new warranty business mentioned above (see note F of the consolidated financial statements). Training program margins decreased due to the completion of nonrecurring training programs resulting in under utilization of training personnel. Gross margins for the other segment lines of business for the six-month period ended June 30, 1999 remained consistent with those of the same period in 1998.

Selling, General and Administrative expense decreased as a percentage of sales to 15.3% from 17.3%, due primarily to the Company's continuing efforts in cost containment.

LIQUIDITY AND CAPITAL RESOURCES


Cash Flow Provided from Operations

Cash flow provided from operating activities was $8.6 million for the six months ended June 30, 1999. Cash flow provided was primarily due to earnings, combined with $10 million of non-cash depreciation expense mainly related to the leasing operations, offset by a net decrease in operating assets and liabilities.


Cash Flow Used by Investing Activities

Cash flow used by investing activities was $9.4 million, principally to purchase equipment to be leased to customers for the leasing operations.


Cash Flow (Used in) Financing Activities

Cash flow used in financing activities was $9 million. The Company used $6.4 million to pay down debt and $2.5 million to repurchase Company stock in accordance with the stock repurchase program (see notes to the financial statements for more discussion on the stock repurchase program).

The Company's working capital position at June 30, 1999 was $32 million compared to $32.6 at December 31, 1998.

The Company has line-of-credit agreements with Bank One and Chase Manhattan Bank which provide for short-term borrowings of up to $25 million and $310,000, respectively: both lines-of-credit are unsecured. Bank One borrowings are at the prime rate and Chase Manhattan Bank borrowings are at prime plus 1.5%. There were no borrowings under these lines at June 30, 1999.

The Company believes that cash flows from operations, together with current short-term assets and borrowings available under the Company's lines-of-credit will continue to be sufficient to meet its ongoing working capital needs.

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

TechTeam began the inventory process of its worldwide business systems in 1997 to determine their compliance. This process was conducted by a team of internal employees in cooperation with OEM hardware and software manufacturers. In 1998, the scope of the inventory was expanded to include facilities and non-information technology related systems and equipment. TechTeam has identified substantially all internal systems having material Year 2000 issues.

Analysis of systems critical to the delivery of TechTeam's services, which are within TechTeam's control, to address Y2K issues has been completed on 75% of critical systems. Of these critical systems, about 70% have been remediated. TechTeam expects to complete the analysis, remediation and validation of its critical systems by September 30, 1999.

TechTeam has replaced its non-compliant financial system at a cost of $2.3 million. TechTeam has completed the remediation of its internal call center software, also known as the GCC. TechTeam also utilizes many office automation products from Microsoft Corporation. Microsoft has provided patches such that TechTeam can complete remediation of its workstations. This is true of other vendors as well, such as Sun Microsystems, Oracle, SGI, Novell, Aspect and Siemens. TechTeam estimates that it will spend an additional $250,000 to $500,000 in 1999 to complete its Y2K project. As necessary, these estimates will be refined in the future. These expenses may not include all of the cost implementing contingency plans, which are in the process of being developed. These estimates also do not include any litigation or warranty costs related to Y2K issues because they cannot be reasonably estimated.

In addition, since a significant amount of TechTeam services to its clients involve service related support of technology within the desktop services area, TechTeam is working with appropriate clients to assess all facets of support that will be required of the company by its clients. Any expenses incurred by TechTeam will be accompanied by additional revenues from its clients.

The most likely IT "worst case scenario" would be the failure of a telephone switch at one of TechTeam's support centers. The recovery procedure would be to divert traffic to another center. The most likely non-IT "worst case scenario" would be loss of operations at one of TechTeam's support centers due to environmental or security considerations. The recovery procedure would be to divert traffic to another center. It is worth noting that less than 1 percent of TechTeam's weekly support center traffic normally occurs on weekends, such as the first two days of January 2000. Significant impact to TechTeam, and it's clients for such a failure would not occur until 08:00 EST, Monday, January 3, 2000, which gives TechTeam additional time to react on behalf of itself and it's clients. In all other lines of business, where the service is TechTeam staff located at the client site, or leasing, the service can continue, without interruption, for several weeks without interface to TechTeam's IT or non-IT systems.

                          PART II -- OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

Between August 27, 1997 and October 24, 1997, four actions were filed against the Company, William F. Coyro, Jr. currently the Chairman of the Board of Directors and formerly an officer of the Company, and Lawrence A. Mills, a former officer of the Company. These actions were consolidated into a single action, alleging violations of Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, as well as claims against the individual defendants for alleged "controlling person" liability under Section 20(a) of the Securities Exchange Act. On December 24, 1998, the Company and the individual defendants entered into an agreement in principle to settle the consolidated class action lawsuits for the payment of $11 million to the plaintiffs. On August 11, 1999, U.S. District Court Judge Avern Cohn of the Eastern District of Michigan granted final approval of the Stipulation of Settlement formalizing the agreement in principle.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 26, 1999. The holders of 12,171,533 shares were present in person or by proxy, representing attendance by at least 85% of the outstanding shares.
The following is a summary of the matters voted on at that meeting.

        (a) The following persons were elected to the Company's Board of Directors. The number of shares cast in favor and withheld were as follows:

             Name                              For                     Withheld
                                            ----------                 --------
             Kim A. Cooper                  11,996,559                 174,974
             William F. Coyro, Jr.          11,996,559                 174,974
             Peter T. Kross                 11,996,559                 174,974
             Harry A. Lewis                 11,996,559                 174,974
             Wallace D. Riley               11,996,559                 174,974
             Richard G. Somerlott           11,996,559                 174,974

ITEM 5.   OTHER INFORMATION


SHAREHOLDER PROPOSALS OR NOMINATIONS

In accordance with the Company's Bylaws, any shareholder proposal or nomination of a person for election to the Board of Directors must be submitted in writing to the Secretary of the Company not less than 90 nor more than 120 days in advance of the date specified in the Company's proxy statement in connection with the previous year's Annual Meeting of shareholders. The submission must include certain specified information concerning the proposal or nominee, as the case may be, and information about the proponent's ownership of the Company's common stock. Proposals or nominations not meeting these requirements will not be entertained at the Annual Meeting. A proponent should contact the Secretary regarding the proper form and content of submissions.




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.14 Mutual Separation Agreement and General Release between National TechTeam, Inc. and Lawrence A. Mills dated February 12, 1999 (Filed as Exhibit 10.14 to the registrant's Form 10-Q for the quarter ended March 31, 1999, SEC File 0-16284, and incorporated herein by reference).

     27       Financial Data Schedule

(b)  Reports on Form 8-K.

     1. May 5, 1999 -- "National TechTeam, Inc. Announces Appointment of Peter T. Kross to the Board of Directors."

     2. April 29, 1999 -- "National TechTeam, Inc. Announces Revenues and Earnings for the First Quarter 1999."

     3. April 16, 1999 -- "National TechTeam Appoints M. Anthony Tam to Vice President and Chief Financial Officer."

     4.       April 5, 1999-- "National TechTeam Announces Cost Containment
              Program."


ITEMS 2 AND 3 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

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



                                             National TechTeam, Inc.
                                             -----------------------
                                                  (Registrant)


    Date:     8/15/99                        By: /s/Harry A. Lewis
                                                 ------------------------------
                                                 Harry A. Lewis
                                                 Chief Executive Officer
                                                 and President


    Date:     8/15/99                        By: /s/M. Anthony Tam
                                                 ------------------------------
                                                 M. Anthony Tam
                                                 Vice President,
                                                 Chief Financial Officer and
                                                 Treasurer

                                  Exhibit Index
                                  -------------


    Exhibit No.                  Description
    ------------                 -----------
          27                     Financial Data Schedule