Form 10-Q
period 1999-09-30
NATIONAL TECHTEAM INC /DE/
filed 1999-11-15
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      10-Q

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 1999



  | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

               |X| Yes | | No

  The number of shares of the registrant's only class of common stock outstanding at October 31, 1999 was 13,233,796.

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

                             NATIONAL TECHTEAM, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                                PAGE
                                                   INDEX                                                       NUMBER
 PART I - FINANCIAL INFORMATION
 ----------------------------------------------------------------------------------------------------------
 ITEM 1.
 ----------------------------------------------------------------------------------------------------------
 Condensed Consolidated Statements of Operations (Unaudited)                                                     3
          Three and Nine Months Ended
          September 30, 1999 and 1998
 ----------------------------------------------------------------------------------------------------------
 Condensed Consolidated Statements of Financial Position (Unaudited)                                           4 - 5
          September 30, 1999 and December 31, 1998
 ----------------------------------------------------------------------------------------------------------
 Condensed Consolidated Statements of Cash Flows (Unaudited)                                                     6
          Nine Months Ended
          September 30, 1999 and 1998
 ----------------------------------------------------------------------------------------------------------
 Notes to the Condensed Consolidated Financial Statements - September 30, 1999 (Unaudited)                     7 - 11
 ----------------------------------------------------------------------------------------------------------
 ITEM 2.
 ----------------------------------------------------------------------------------------------------------
 Management's Discussion and Analysis of Financial Condition and Results of Operations                        12 - 15
 ----------------------------------------------------------------------------------------------------------
 PART II - OTHER INFORMATION
 ----------------------------------------------------------------------------------------------------------
 ITEM 1.
 ----------------------------------------------------------------------------------------------------------
 Legal Proceedings                                                                                               16
 ----------------------------------------------------------------------------------------------------------
 ITEM 6.
 ----------------------------------------------------------------------------------------------------------
 Exhibits and Reports on Form 8-K                                                                                16
 ----------------------------------------------------------------------------------------------------------
 Signatures                                                                                                      16
 ----------------------------------------------------------------------------------------------------------

                         PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

               NATIONAL TECHTEAM, INC. AND SUBSIDIARIES CONDENSED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER  30,                   SEPTEMBER 30,
                                                         -------------------------------  -------------------------------
                                                                              1998                            1998
                                                             1999        (AS RESTATED)        1999        (AS RESTATED)
                                                         --------------  ---------------  --------------  ---------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES

    Corporate Services
       Corporate help desk services..................    $       9,283   $        8,337   $      27,775   $       21,207
       Technical staffing............................            5,153            6,084          17,042           19,537
       Systems integration...........................            7,254            4,892          17,904           10,299
       Training programs.............................            1,194            1,676           3,975            5,297
                                                         -------------   --------------   -------------   --------------
    Total Corporate Services.........................           22,884           20,989          66,696           56,340
                                                         -------------   --------------   -------------   --------------
    OEM Call Center Services.........................            6,384            4,736          21,278           17,867
    Leasing Operations...............................            4,687            4,707          14,336           10,178
                                                         -------------   --------------   -------------   --------------

TOTAL REVENUES.......................................           33,955           30,432         102,310           84,385
COST OF SERVICES DELIVERED...........................           28,059           26,124          84,069           69,284
                                                         -------------   --------------   -------------   --------------
GROSS PROFIT.........................................            5,896            4,308          18,241           15,101
                                                         -------------   --------------   -------------   --------------
OTHER EXPENSES
    Selling, general and administrative..............            4,883            4,590          15,320           13,921
    Michigan Single Business Tax and other...........              205                7             618              529
                                                         -------------   --------------   -------------   --------------

TOTAL OTHER EXPENSES.................................            5,088            4,597          15,938           14,450
                                                         -------------   --------------   -------------   --------------
Operating income (loss)..............................              808             (289)          2,303              651
                                                         -------------   --------------   -------------   --------------

Interest income......................................              160              523             460            1,506
Interest expense.....................................              190              380             642            1,168
                                                         -------------   --------------   -------------   --------------
NET INTEREST EXPENSE (INCOME)........................               30             (143)            182             (338)
                                                         -------------   --------------   -------------   --------------

Income (loss) before income taxes....................              778             (146)          2,121              989
Income tax expense...................................              290               21             747              493
                                                         -------------   --------------   -------------   --------------
NET INCOME (LOSS)....................................    $         488   $         (167)  $       1,374   $          496
                                                         =============   ==============   =============   ==============
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE..........    $        0.04   $        (0.01)  $        0.10   $         0.03
                                                         =============   ==============   =============   ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic............................................           13,207           14,223          13,293           15,135
    Net effect of dilutive stock options.............               10               74              18              138
                                                         --------------  ---------------  --------------  ---------------

    Diluted..........................................           13,217           14,307          13,311           15,273
                                                         ==============  ===============  ==============  ===============
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS), AS SET FORTH ABOVE................    $         488   $         (167)  $       1,374    $         496

Foreign currency translation adjustments.............              103               26             (62)              25
                                                         --------------  ---------------  --------------   --------------
COMPREHENSIVE INCOME (LOSS)..........................    $         591   $         (141)  $       1,312    $         521
                                                         ==============  ===============  ==============   ==============

                            See accompanying notes.

               NATIONAL TECHTEAM, INC. AND SUBSIDIARIES CONDENSED
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------
                                                                               SEPTEMBER 30,           DECEMBER 31,
                            ASSETS                                                1999                    1998
------------------------------------------------------------------------   --------------------    --------------------
                                                                                           (IN THOUSANDS)
CURRENT ASSETS
    Cash and cash equivalents..........................................    $            12,422     $            22,696
    Securities available-for-sale......................................                  1,641
    Accounts receivable (less allowances of $450,000 at
       September 30, 1999 and $953,000 at December 31, 1998)...........                 25,772                  23,804
    Refundable income tax..............................................                    903                   3,153
    Inventories........................................................                  1,206                     811
    Prepaid expenses and other.........................................                  1,732                   1,704
    Deferred income tax................................................                    572                     438
                                                                           -------------------     -------------------
                                                                                        44,248                  52,606
                                                                           -------------------     -------------------

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Office furniture and equipment.....................................                 20,259                  20,714
    Purchased software.................................................                  5,054                   4,924
    Leasehold improvements.............................................                  1,911                   2,081
    Transportation equipment...........................................                    271                     291
                                                                           -------------------     -------------------
                                                                                        27,495                  28,010
    Less-- Accumulated depreciation and amortization...................                 19,070                  15,691
                                                                           -------------------     -------------------
                                                                                         8,425                  12,319
                                                                           -------------------     -------------------

OTHER ASSETS
    Leased equipment and other investments in leases...................                 41,971                  29,766
    Intangibles (less accumulated amortization of $9,911,000 at
       September 30, 1999 and $7,663,000 at December 31, 1998).........                 10,206                  13,268
    Investment in GE Joint Venture.....................................                  1,106                     883
    Deferred income tax................................................                  1,078                   1,324
    Other..............................................................                  1,515                   1,452
                                                                           -------------------     -------------------
                                                                                        55,876                  46,693
                                                                           -------------------     -------------------
TOTAL ASSETS...........................................................    $           108,549     $           111,618
                                                                           ===================     ===================

                             See accompanying notes.

               NATIONAL TECHTEAM, INC. AND SUBSIDIARIES CONDENSED
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (continued)
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------
                                                                               SEPTEMBER 30,           DECEMBER 31,
                 LIABILITIES AND SHAREHOLDERS' EQUITY                             1999                    1998
------------------------------------------------------------------------   --------------------    --------------------
                                                                                         (IN THOUSANDS)
CURRENT LIABILITIES
    Accounts payable...................................................    $             3,759     $             4,107
    Accrued payroll, related taxes and withholdings....................                  4,369                   4,269
    Deferred revenues and unapplied receipts...........................                    942                   2,029
    Accrued expenses and taxes.........................................                  2,410                   1,145
    Current portion of long-term debt..................................                  7,520                   8,024
    Other..............................................................                    206                     398
                                                                           -------------------     -------------------
                                                                                        19,206                  19,972
                                                                           -------------------     -------------------

LONG-TERM DEBT.........................................................                  5,568                   7,312

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01,  5,000,000 shares authorized, none issued
    Common stock, par value $.01, 45,000,000 shares authorized,
       Issued-- 16,711,400 and 16,703,800 shares at
       September 30, 1999 and December 31, 1998, respectively..........                    167                     167
    Additional paid-in capital.........................................                111,115                 111,414
    Retained earnings..................................................                  2,135                     761
    Accumulated other comprehensive income (loss)......................                     (6)                     56
                                                                           -------------------     -------------------
                                                                                       113,411                 112,398
    Less -- Treasury stock (3,487,967 and 3,179,226 shares
       at September 30, 1999 and December 31, 1998, respectively)......                 29,636                  28,064
                                                                           -------------------     -------------------
    Total shareholders' equity.........................................                 83,775                  84,334
                                                                           -------------------     -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................    $           108,549     $           111,618
                                                                           ===================     ===================


                             See accompanying notes.

               NATIONAL TECHTEAM, INC. AND SUBSIDIARIES CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

 -------------------------------------------------------------------------------------------------------------------
                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ----------------------------------------
                                                                                  1999                  1998
                                                                            ------------------    ------------------
                                                                                        (IN THOUSANDS)
 OPERATING ACTIVITIES
     Net income........................................................     $           1,374     $             496
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and Amortization...............................                15,250               11,002
           Treasury stock contributed to 401(k) plan and other.........                   592                  337
           Changes in operating assets and liabilities.................                  (820)             (14,817)
                                                                            -----------------    -----------------
           Net cash provided by (used in) operating activities.........                16,396               (2,982)
                                                                            -----------------    -----------------

 INVESTING ACTIVITIES
     Purchase of leased equipment, net.................................               (21,078)              (6,354)
     Sale (purchase) of securities available-for-sale..................                (1,641)              29,000
     Investment in direct financing leases and residuals...............                   895                2,409
     Purchase of property, equipment and software, net.................                   (12)              (3,754)
     Other ............................................................                   (62)                (619)
                                                                            -----------------    -----------------
        Net cash provided by (used in) investing activities............               (21,898)              20,682
                                                                            -----------------    -----------------

 FINANCING ACTIVITIES
     Purchase of Company common stock..................................                (2,497)             (25,000)
     Payments on notes payable, net....................................                (2,247)                (257)
     Proceeds from issuance of common stock............................                    34                  384
     Other.............................................................                   (62)                 510
                                                                            -----------------    -----------------
        Net cash used in financing activities..........................                (4,772)             (24,363)
                                                                            -----------------    -----------------
        Decrease in cash and cash equivalents..........................               (10,274)              (6,663)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................                22,696               24,927
                                                                            -----------------    -----------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD............................     $          12,422    $          18,264
                                                                            =================    =================

                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
  NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 1999
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements have been prepared by National TechTeam, Inc. ("TechTeam" or "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made to the 1998 financial statements in order to conform to the 1999 financial statement presentation.

NOTE A -- RESTATEMENT OF SEPTEMBER 30, 1998 STATEMENT OF OPERATIONS

As disclosed in the December 31, 1998 Form 10-K, net income for the three-month and nine-month periods ended September 30, 1998 were restated. Net income for the quarter ended September 30, 1998 was decreased by $1,166,000. The decrease resulted from $875,000 of GE Joint Venture billing adjustments, increases in cost of services of $483,000 and increases in health care costs of $410,000, offset by income tax reductions from these changes of $602,000.

Net income for the nine-month period ended September 30, 1998 was reduced by $1,478,000 due to the above mentioned third quarter adjustments combined with $312,000 of 1998 second quarter adjustments. Net income for the second quarter of 1998 decreased due to revenue reductions of $170,000 related to earnings and billing adjustments to the GE Joint Venture and increases in health care costs by $302,000 offset by income tax reductions from these changes of $160,000.

NOTE B -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and are calculated using the treasury stock method.

NOTE C -- REVENUES FROM MAJOR CLIENTS

Revenues from clients which represented ten percent or more of total revenue are as follows:

----------------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------------------------------------------------
                                                      1999                                     1998
                                      --------------------------------------- ----------------------------------------

                                                                      (IN THOUSANDS
                                      ---------------------------------------------------------------------------------
                                           AMOUNT          PERCENT OF TOTAL          AMOUNT          PERCENT OF TOTAL
                                      -----------------    -----------------    -----------------    -----------------
DaimlerChrysler.....................  $          6,287                 18.5%    $          7,847                 25.8%
Ford Motor Company..................             6,264                 18.5%               5,033                 16.5%
GE TechTeam, L.P....................             6,255                 18.4%               5,611                 18.4%
Wayne County, Michigan..............             4,044                 11.9%               2,138                  7.0%

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
  NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE C -- REVENUES FROM MAJOR CLIENTS (continued)

----------------------------------------------------------------------------------------------------------------------
                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------------------------------------------------
                                                       1999                                        1998
                                      ----------------------------------------  --------------------------------------
                                                                      (IN THOUSANDS)
                                      --------------------------------------------------------------------------------
                                           AMOUNT          PERCENT OF TOTAL          AMOUNT          PERCENT OF TOTAL
                                      -----------------    -----------------    -----------------    -----------------
DaimlerChrysler.....................  $         21,763                 21.3%    $         18,979                 22.5%
Ford Motor Company..................            18,367                 17.9%              12,431                 14.7%
GE TechTeam, L.P....................            21,149                 20.7%              13,521                 16.0%
Wayne County, Michigan..............             8,157                  8.0%               3,402                  4.0%


NOTE D -- LEGAL PROCEEDINGS
Refer to Part II, Item 1 for a description of legal proceedings.

NOTE E -- SEGMENT REPORTING

--------------------------------------------------------------------------------------------------------------------------
                                           CORPORATE SERVICES
                      -------------------------------------------------------------
                       CORPORATE                                                      OEM CALL
                       HELP DESK   TECHNICAL     SYSTEMS     TRAINING                  CENTER       LEASING
                       SERVICES    STAFFING    INTEGRATION   PROGRAMS       TOTAL     SERVICES    OPERATIONS      TOTAL
                      ------------ ---------- ------------  ---------- ------------ ------------ ------------- -----------
                                                                 (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------
Three months ended
September 30, 1999
Revenues.............   $   9,283   $   5,153    $   7,254    $   1,194    $  22,884   $   6,384    $   4,687    $  33,955
Gross profit (loss)..       2,169         839        1,299          (65)       4,242         637        1,017        5,896
Depreciation and
    amortization.....         791          44           35          132        1,002          23        3,627        4,652
Expenditures for
    property, net....         406           2           (7)          31          432           0          307          739

Three months ended
September 30, 1998
Revenues.............   $   8,337   $   6,084    $   4,892    $   1,676    $  20,989   $   4,736    $   4,707    $  30,432
Gross profit (loss)..       1,460         941          996           61        3,458        (231)       1,081        4,308
Depreciation and
    amortization.....         504         236          188           64          992         132        3,044        4,168
Expenditures for
    property, net....         144         151           15           32          342           0          135          477


                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
  NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE E -- SEGMENT REPORTING (continued)

---------------------------------------------------------------------------------------------------------------------------
                                           CORPORATE SERVICES
                        ---------------------------------------------------------------
                          CORPORATE                                                    OEM CALL
                          HELP DESK  TECHNICAL     SYSTEMS     TRAINING                 CENTER        LEASING
                          SERVICES   STAFFING    INTEGRATION   PROGRAMS       TOTAL    SERVICES     OPERATIONS     TOTAL
                        ------------ --------- ------------- ------------- ---------- -----------   ----------   ----------
                                                                 (IN THOUSANDS)
                        ---------------------------------------------------------------------------------------------------
Nine months ended
September 30, 1999
Revenues.............   $  27,775   $  17,042    $  17,904    $   3,975    $  66,696   $  21,278    $  14,336    $ 102,310
Gross profit.........       6,023       3,844        3,481          180       13,528       1,375        3,338       18,241
Depreciation and
    amortization.....       2,606         138          110          404        3,258          23       10,169       13,450
Expenditures for
    property, net....        (125)         27           13           90            5           0          (63)         (58)

Nine months ended
September 30, 1998
Revenues.............   $  21,207   $  19,537    $  10,299    $   5,297    $  56,340   $  17,867    $  10,178    $  84,385
Gross profit.........       4,116       4,313        1,964          966       11,359         950        2,792       15,101
Depreciation and
    amortization.....       2,259       1,147          546          292        4,244         132        6,014       10,390
Expenditures for
    property, net....       1,036         366          289          107        1,798           0          117        1,915

Segment Assets

September 30, 1999...   $  13,099   $   6,535    $   8,095    $   1,443    $  29,172   $   2,841    $  54,709    $  86,722
December 31, 1998....      16,070       6,895        6,119        2,126       31,210       8,661       41,389       81,260

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
  NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE E -- SEGMENT REPORTING (continued)

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:

-------------------------------------------------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                      --------------------------------   --------------------------------
                                                           1999               1998             1999              1998
                                                      --------------    --------------   --------------    --------------
                                                               (IN THOUSANDS)                     (IN THOUSANDS)
Depreciation and amortization
    Total for reportable segments.................    $        4,652    $        4,168   $       13,450    $       10,390
    Corporate assets..............................               614               205            1,800               612
                                                      --------------    --------------   --------------    --------------
       Total depreciation and amortization........    $        5,266    $        4,373   $       15,250    $       11,002
                                                      ==============    ==============   ==============    ==============
                                                        SEPTEMBER 30,      DECEMBER 31,
                                                            1999              1998
                                                       -------------    --------------
                                                               (IN THOUSANDS)
Assets
    Total assets for reportable segments..........    $       86,722    $       81,260
    Corporate assets..............................            21,827            30,358
                                                      --------------    --------------
       Total assets...............................    $      108,549    $      111,618
                                                      ==============    ==============


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

GE Service Management is a leading provider of extended service plans and warranty administration for products ranging from major appliances and consumer electronics to personal computers. GE Service Management offers extended service plans that cover numerous manufacturers, makes, and models, and it provides comprehensive service coverage for post-warranty products and service needs. The GE Joint Venture provides call taking and service contract administration services for GE Service Management. TechTeam shares in the profits, if any, (up to an agreed upon limit) of this portion of the GE Joint Venture's business pro rata based on its partnership interest, 49.45%. Losses, if any, are reimbursed to the GE Joint Venture by GEA. Operations for this portion of the business were not profitable in 1997, 1998 or 1999 to date.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
  NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE F -- GE TECHTEAM, L.P. (continued)

The GE Joint Venture also provides call center services to original equipment manufacturers of personal computer products. TechTeam shares in the profits and losses of this portion of the GE Joint Venture's business pro rata based on its partnership interest. Such earnings amounted to $101,000 for the quarter ended September 30, 1999 and $223,000 for the nine month period ended September 30, 1999.

Summarized financial data for the GE Joint Venture follows:


 -------------------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                       --------------------------------   --------------------------------
 Statement of Operations
                                                           1999              1998             1999              1998
                                                       --------------    --------------   --------------    --------------
                                                               (IN THOUSANDS)                     (IN THOUSANDS)
     Revenues.....................................     $       6,121     $       6,170    $      21,450     $       12,228
     Expenses.....................................            (8,114)           (7,833)         (25,813)           (17,861)
     Cost reimbursement - GE Appliances...........             2,196             1,424            4,809              5,394
                                                       -------------     -------------    -------------     --------------
     Pre-tax income (loss)........................     $         203     $        (239)   $         446     $         (239)
                                                       =============     =============    =============     ==============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Our actual results may differ materially from those included in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We do not undertake an obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 1998 and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 1999.

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


OEM CALL CENTER SERVICES

TechTeam offers OEM call center services through the GE Joint Venture. TechTeam provides the Joint Venture with technicians to answer support calls related to extended warranty contracts for the personal computer industry. See Note F in the notes to the consolidated financial statements for additional information on the GE TechTeam Joint Venture.


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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

Revenues increased 11.8% to $34.0 million from $30.4 million. The increase resulted primarily from revenue increases in systems integration services of $2.4 million and OEM Call Center Services of $1.6 million. Systems integration revenues increased due to a large contract with a local government agency to replace workstations, upgrade internal networks and provide certain year 2000 remediation services. The OEM Call Center Services revenue increase was due to the GE Joint Venture adding a new warranty customer in the third quarter coupled with additional need for Company technicians to staff existing business.

Gross profit increased as a percentage of sales to 17.4% from 14.1%. The increase was primarily due to realizing better margins on existing corporate help desk revenues through expansion of ongoing projects while containing the related incremental costs.

Selling, General and Administrative expense decreased as a percentage of revenue to 14.2% from 15.1%, due primarily to the Company's continuing efforts in cost containment.

Interest income decreased to $0.2 million from $0.5 million. The decrease resulted from having a lower average cash and cash equivalent balance during 1999. The decrease in cash is explained in the Liquidity and Capital Resources section on the following page.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

Revenues increased 21.2% to $102.3 million from $84.4 million. The increase resulted primarily from revenue increases in corporate help desk services of $6.6 million, systems integration services of $7.6 million, leasing operations of $4.1 million, OEM Call Center Services of $3.4 million which were offset by decreased revenue in technical staffing of $2.5 million. Corporate help desk services increased due to expanding services to several existing large clients in the Global Help Desk area along with the addition of several smaller customers. Systems integration revenues increased due to a large contract with a local government agency to replace workstations, upgrade internal networks and provide certain year 2000 remediation services. The Leasing operations revenue increase was due to the sale of certain lease assets and lease revenue rights to a third party combined with an increase in lease volume due to the addition of several new customers and placing additional assets with existing customers due to growth by these customers. OEM Call Center Services increased due to the GE TechTeam joint venture expanding warranty administration services for a major personal computer manufacturer late in 1998 and this business has continued through the current period. Technical staffing decreased due to the completion of certain non-recurring projects near the end of 1998.

Gross profit remained constant at 17.9% for the nine months ended September 30, 1999 compared to the same period in 1998. Gross margins for each segment line of business for the nine-month period ended September 30, 1999 remained consistent with those of the same period in 1998.

Selling, General and Administrative expense decreased as a percentage of revenue to 15.0% from 16.5%, due primarily to the Company's continuing efforts in cost containment.

Interest income decreased to $0.5 million from $1.5 million. The decrease resulted from having a lower average cash and cash equivalent balance during 1999. The decrease in cash is explained in the Liquidity and Capital section below.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided from Operations

Cash flow provided from operating activities was $16.4 million for the nine months ended September 30, 1999. Cash flow provided was primarily due to earnings, combined with $15.3 million of non-cash depreciation expense mainly related to the leasing operations, offset by a net decrease of $0.8 million in operating assets and liabilities.

Cash Flow Used by Investing Activities

Cash flow used by investing activities was $22.0 million, principally to purchase equipment to be leased to customers for the leasing operations.

Cash Flow Used in Financing Activities

Cash flow used in financing activities was $4.8 million. The Company used $2.2 million to pay down debt and $2.5 million to repurchase Company stock in accordance with the stock repurchase program.

The Company's working capital position at September 30, 1999 was $25.0 million compared to $32.6 million at December 31, 1998.

The Company has line-of-credit agreements with Bank One and Chase Manhattan Bank which provide for short-term borrowings of up to $25 million and $310,000, respectively: both lines-of-credit are unsecured. Bank One borrowings are at the prime rate and Chase Manhattan Bank borrowings are at prime plus 1.5%. There were no borrowings under these lines at September 30, 1999.

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

TechTeam began the inventory process of its worldwide business systems in 1997 to determine their compliance. This process was conducted by a team of internal employees in cooperation with OEM hardware and software manufacturers. In 1998, the scope of the inventory was expanded to include facilities and non-information technology related systems and equipment. TechTeam has identified all internal systems having material Year 2000 issues.

Analysis of systems critical to the delivery of TechTeam's services issues have been completed on all critical systems. All of these systems have been remediated to vendor specifications. Where feasible the systems have been validated.

TechTeam has replaced its non-compliant financial system at a cost of $2.3 million. TechTeam has completed the remediation of its internal call center software, also known as the GCC. TechTeam also utilizes many office automation products from Microsoft Corporation. Microsoft has provided patches such that TechTeam can complete remediation of its workstations. This is true of other vendors as well, such as Sun Microsystems, Oracle, SGI, Novell, Aspect and Siemens. TechTeam estimates that it will have spent a total of $200,000 in 1999 to complete its Y2K project. Much of the remediation was performed with vendor patches at little or no cost to TechTeam or under maintenance contract. Accordingly, other than internal labor required for remediation, these efforts resulted in minimal additional expenses. The estimated expenses may not include all of the cost of implementing contingency plans, which are in the process of being finalized. Further, though no claims have been made these estimates also do not include any litigation or warranty costs related to Y2K which may potentially occur.

In addition, since a significant amount of TechTeam services to its clients involve service related support of technology within the desktop services area, TechTeam is working with appropriate clients to assess all facets of support that will be required of the Company by its clients. Any expenses incurred by TechTeam will likely be accompanied by additional revenues from its clients.

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

     27       Financial Data Schedule

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter ended September 30, 1999.


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



                                                  National TechTeam, Inc.
                                                  -----------------------
                                                        (Registrant)


    Date:     11/15/99                            By: /s/Harry A. Lewis
                                                  ---------------------
                                                      Harry A. Lewis
                                                      Chief Executive Officer
                                                      and President


    Date:     11/15/99                            By: /s/M. Anthony Tam
                                                  ---------------------
                                                      M. Anthony Tam
                                                      Vice President,
                                                      Chief Financial Officer
                                                      and Treasurer

                                 Exhibit Index
                                 -------------



Exhibit No.                    Description
-----------                    -----------
   27                          Financial Data Schedule