Form 10-K
period 1999-12-31
NATIONAL TECHTEAM INC /DE/
filed 2000-03-29
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 2000 was approximately $81,255,000.

The number of shares outstanding of the issuer's common stock as of March 21, 2000 was 13,266,077.


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

                                     PART I


ITEM 1.   BUSINESS

GENERAL

National TechTeam, Inc. ("TechTeam" or "Company") is a provider of information technology ("IT") outsourcing support services to large national and multinational corporations, government agencies, and service organizations. The Company offers its services through three units: (1) CORPORATE SERVICES, which provides corporations with help desk support, systems integration, technical staffing, enterprise process solutions (ISO, QS 9000, process consulting, etc.), and training; (2) OEM CALL CENTER SERVICES, which provides end user customers of its clients with inbound telephone support for their computer products; and (3) TECHTEAM CAPITAL GROUP, which consists primarily of leasing computer-related hardware and integrated services to corporate customers.

National TechTeam is traded under the symbol "TEAM". TechTeam's client base includes Ford, DaimlerChrysler, Visteon Automotive Systems, an international provider of shipping services, Liberty Mutual Insurance Company, and GE TechTeam, L.P., a joint venture between the Company and an operating unit of General Electric Appliances.

The Company had total employees of 2,011 and 2,612 at December 31, 1999 and 1998, respectively.

INDUSTRY BACKGROUND

The IT services industry has been evolving rapidly in the past several years in response to the emergence of a number of fundamental trends. The development and implementation of new technology on a large scale has forced large expenditures in purchasing, integration, and training. Meanwhile, corporations have begun to focus on core strengths, leading many businesses to outsource non-core functions. Businesses continue to migrate from IT systems consisting of a mixture of network operating systems, desktop systems, and applications to integrated and standardized network-based systems. Rapid growth of the Internet and World Wide Web as a means of communicating information and knowledge has put new strains on network resources and IT personnel. Increased use of businesses of sophisticated Enterprise Resource Planning products, such as PeopleSoft and SAP, that require significant investment and support. The development and implementation of new technology on a large scale, requires large expenditures in purchasing, integration, and training.

These factors, along with others, are creating challenges for corporations to assimilate new technology and to implement new IT systems containing many more hardware and software components than those of even a short time ago. The Company believes that these challenges will continue to create great opportunity for IT support service providers in general and for the Company in particular, by reason of the Company's ability to provide a range of services intended to offer integrated IT and e-business solutions to its clients.

SERVICES

National TechTeam originally commenced operations as a value-added reseller of computer hardware and software that also provided training for its computer products. During the late 1980's the Company added IT staffing and systems integration services as a complement to its existing training business. In 1993, as a result of the Company's growing expertise in providing IT staffing of on-site help desks, TechTeam entered the technology support (help desk/call center) industry. Today, the Company's outsourcing services are intended to cover a broad range of desktop management and desk-side support services, including planning, design, implementation, and support.


CORPORATE SERVICES

TechTeam's Corporate Services consists of corporate help desk services, systems integration, enterprise process solutions (ISO, QS 9000, process consulting, etc.), technical staffing and training programs.

     Help Desk Services

     TechTeam follows a "single point of contact" (SPOC) model to deliver centralized support services via the help desk function. The Company's single point of contact approach allows corporations to consolidate their support function for all applications, including those created in-house, into one centralized function. TechTeam provides help desk services to assist major companies in managing their internal IT systems. The Company's technical staff utilizes its experience and knowledge in launching and delivering corporate help desk programs to define and execute corporate IT support solutions to meet its clients' specific needs.

     The Company's customized help desk solutions provide corporate end users with around-the-clock technical support provided either from the client's facilities or from TechTeam's help desk sites. TechTeam provides help desk services for the full range of a client's IT infrastructure, from network environments to computing systems, and shrink-wrap to advanced applications. TechTeam's technicians are specially trained in the applicable product or application and act as a transparent extension of the client company in diagnosing problems and answering technical questions. The Company's technicians answer questions and diagnose technical problems ranging from simple error messages to wide area network failures. If the technician is not able to resolve the problem with the end user over the phone, the call is escalated to the appropriate resource to solve the problem. Data collected by TechTeam technicians show trends in IT usage and trouble spots. TechTeam implements root cause analysis on the data to identify the cause(s) of problem areas. From this analysis, TechTeam can recommend to its clients other solutions to reduce the cost of operating their IT infrastructure.

     In the past year, the Company has invested in developing its help desk technology to Internet based e-commerce applications. This investment includes the purchase of a license for the eCenter tool of Servicesoft Technologies, Inc., a leading customer support solution that integrates multi-channels of communication, including e-mail management, live customer interaction, and user self-help, into the help desk. eCenter also contains a robust knowledge management tool. The Company has developed an interface for this tool with the Company's proprietary Global Call Center (the "GCC") call management software. This integrated suite of tools provides a fully web enabled support solution that the Company believes positions it to provide innovative and customized support for a client's full range of IT needs.

     The Company also invested in Broadbase Software, Inc.'s EPM/Foundation data analytic tool. This tool allows the Company's technical staff to sort, analyze and manage the data received into the help desk to identify trends and trouble areas. Applying root cause analysis on the data enables the Company to identify the cause(s) of problem and make recommendations for improvements in technology and ways to reduce the cost of operating their IT infrastructure. The knowledge management and data analytic methodologies further enables the Company to provide assistance to clients in assuring their processes are effective and efficient.

     Systems Integration

     Through relationships with many Fortune 500 companies, TechTeam has hands-on expertise in leading-edge network and desktop design, integration, and management services. TechTeam's Systems Integration team performs all phases of network implementations, from project planning and management, to full-scale network server and workstation installations. After the implementation, the systems integration team performs a wide range of maintenance services to the client ranging from desk-side support to network monitoring.

     Key services provided by TechTeam as part of its IT services include LAN/WAN Design; Rollout Planning; Server Integration, PC and Workstation Migrations, and Workstation Installations/Moves/Upgrades; Procurement; Desktop Break/Fix; Asset Management; and ISO 9000 Software Design, Analysis, and Implementation.

     Enterprise Process Solutions

     The Company provides quality systems design, implementation and rollouts that primarily focus on QS 9000 and ISO Implementation. These services include project management, implementation support and training. In the past year, the Company has expanded its expertise to provide a broader range of enterprise process consulting. This expansion enables the Company to provide a complete process improvement solution from understanding and modifying processes to the design, implementation and support of technology to manage the quality system.

     The Company anticipates that the market for process consulting is growing. As more e-commerce applications are developed, analyzing and optimizing the processes involved in the business will become essential. The Company believes that, through its tools, process consulting, and quality implementation services, it is well positioned to enable its customers to continuously improve their operations.

     Technical Staffing

     The Company maintains a staff of trained technical personnel to provide computer and technical support to its clients at the clients' facilities. The Company recruits a technically proficient employee base. TechTeam enhances its employees' proficiency by providing access to its extensive technical training programs. Training in new Internet technology, in advanced operating systems like Windows NT and Unix, and sophisticated applications such as SAP and PeopleSoft, allows TechTeam to provide its clients with highly skilled professionals trained and certified in the latest technology.

     Additionally, the Company's clients benefit due to its ability to rotate internal help desk employees to client on-site assignments. TechTeam's employees develop skills and best-in-class processes as they rotate through internal assignments. In this way, by adding and integrating expertise, TechTeam is able to provide a total solution for its clients.

     Training

     The Company provides custom training and documentation solutions that include a wide spectrum of options including computer based (CBT), distance learning, course catalogs, registration, mobile classrooms, instructional design consultants, customized course materials, certified trainers, evaluation options, desk-side tutorials, and custom reports. The Company's certified instructors and project managers work closely with its clients in the collaborative design of customized training programs.

     TechTeam is a manufacturer-authorized training provider for many products including Sun Microsystems and Lotus Development Corporation. The Company also offers training on other industry leading software such as Microsoft, Novell and others. TechTeam is an authorized provider of SUN certification training. A large portion of the Company's training revenues are generated from the SUN certification program. TechTeam has recently expanded its offerings to include SAP, JAVA, and new Internet applications that are in high demand by today's major corporations and large government entities.


OEM CALL CENTER SERVICES

The Company provides OEM Call Center Services through its involvement in GE TechTeam, L.P. (GE TechTeam). The Company owns a 47% interest in GE TechTeam, L.P., General Electric Company is a 48% owner, and the remaining 5% is owned by Support Central, L.L.C. Support Central, L.L.C. provides the management of GE TechTeam, LP General Electric Company is a 51% owner of Support Central, L.L.C. and TechTeam owns 49%. GE provides day to day operational management to GE TechTeam, L.P.

GE TechTeam provides two types of services to its customers. First, it provides inbound telephone support for computer products covered by warranty by GE Service Management, an operating unit of GE Appliances, through its Consumer Support Program (CSP) division.

GE TechTeam also provides technical support call center services to original equipment manufacturers (OEM) of PCs and other computer related products. TechTeam provides GE TechTeam with call center personnel and technology to support these businesses.


TECHTEAM CAPITAL GROUP

TechTeam Capital Group writes leases for computer, telecommunications, and many forms of capital equipment ranging in lease terms from 2 - 5 years. Project financing is also available for roll-in or build-out periods from 6 - 12 months. Lease options include operating leases, direct financing leases, technology refreshes, and sale/leasebacks.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

Historically, TechTeam has been heavily dependent upon major clients for a substantial portion of its revenues. Any loss of (or failure to retain a significant amount of business with) its key clients could have a material adverse impact on the Company. The Company's major clients include DaimlerChrysler, Ford Motor Company ("Ford") and GE TechTeam LP. DaimlerChrysler accounted for 19.2%, 23.1% and 14.6% of revenues, Ford accounted for 19.2%, 16.6% and 21.3%, and GE TechTeam LP accounted for 20.6%, 20.6% and 1.5% for the years ended December 31, 1999, 1998 and 1997 respectively.

Management continues to diversify its client base from both a client and industry perspective. However, because TechTeam believes that its existing client base presents opportunities for the cross marketing of its services, the Company will continue to seek additional business from its largest clients. The Company anticipates that its major clients will continue to account for a high percentage of TechTeam's revenues in the future. TechTeam's services are not specific to any single industry and can be beneficial to most large corporations. TechTeam's technical staffing and training programs cover most of the popular software applications and can be customized to improve the productivity of microcomputer users in most companies.

COMPETITION

The Company is engaged in a highly competitive business. While there are many companies that provide similar services, no one company is dominant. Competition for many of TechTeam's services is in the form of competitive bidding in response to requests for proposals. The Company competes principally on the basis of service excellence, the ability to provide a broad range of IT support services, price, experience and reputation in the industry, technological capabilities, ISO quality practices, responsiveness to client needs, and referrals from existing clients.

The Company believes the following factors give it significant competitive advantages over the competition:

      - Strong Internationally Recognized Client Base-- TechTeam's existing multinational clients provide TechTeam with a strong foundation for the development of new business;

      - Qualified Technical Staff-- TechTeam focuses on developing and retaining high quality talent. Its large employee pool is trained and provided a career path to higher level positions.

      - Quality Client-Driven Metrics and Service Excellence-- As an ISO 9001:1994 certified company, TechTeam follows a well-defined quality system with a focus on continuous improvement.

      - Technology-- The Company believes that its proprietary and industry-leading technology enables it to maintain its position as a leading provider of IT support services.

While these competitive advantages do not guarantee success, the Company believes they provide a solid foundation upon which it can profitably grow its business.

EUROPEAN OPERATIONS

TechTeam services its clients in Europe through three wholly owned subsidiaries:
TechTeam Europe Ltd., in Chelmsford, England; National TechTeam Europe, NV, in Brussels, Belgium; and TechTeam Europe, Gmbh, in Cologne, Germany.

TechTeam Europe Ltd. and TechTeam Europe, Gmbh provide clients with systems integration and help desk services. National TechTeam Europe, NV primarily provides TechTeam's clients with multi-lingual help desk support. Most of the Company's business in Europe is driven by its client base in the United States.

The Company's international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements, and natural disasters. The Company is also exposed to foreign currency exchange rate risk, inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar. The profit from European operations is being used to fund further expansion. Accordingly, these risks are manageable.



ITEM 2.   PROPERTIES

TechTeam's World Headquarters and executive offices are located in Dearborn, Michigan. The following table sets forth the primary real properties which TechTeam leases and occupies:

------------------------------------------------------------------------------------------------------------------------
                                                                                   LEASE TERM BEGINNING       SQUARE
                                                 FUNCTION                              AND EXPIRING           FOOTAGE
         LOCATION
---------------------------- -------------------------------------------------  --------------------------- ------------
Dearborn, MI                 World Headquarters and North American                  04/01/97 - 03/31/06       62,931
                             Training Center Headquarters
Southfield, MI               World Call Center Headquarters                         11/01/93 - 12/31/00       57,403
                             and Training Center
Harper Woods, MI             Call Center                                            06/15/96 - 06/15/03       17,775
Chicago, IL                  Regional Office and Call Center                        03/01/97 - 02/28/00       13,195
Farmington Hills, MI         TechTeam Capital Group Operations                      08/01/99 - 07/31/04        6,595
Brussels, Belgium            Call Center                                            08/01/97 - 07/31/06        6,300
Davenport, IA                Call Center                                            10/15/99 - 10/14/04        5,510
Andover, MA                  Training Center                                        04/29/98 - 04/30/03        5,308
Troy, MI                     Training Center                                        12/12/98 - 12/31/01        2,526
Chelmsford, England          European Headquarters                                  08/01/97 - 07/31/00        1,645
Cologne, Germany             Sales Office                                           06/01/99 - 06/01/00        2,000

The Company also has employees located at facilities in Dallas and Fort Worth, Texas. These facilities and lease obligations are the responsibility of the GE TechTeam Joint Venture.

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


ITEM 3.   LEGAL PROCEEDINGS

The Company has been the subject of an investigation by the United States Securities and Exchange Commission (SEC), initiated on September 9, 1997. The SEC has stated the purpose of its investigation is to determine if the Company may have violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, in connection with its recognition of revenue from the licensing of its proprietary software. The Company believes it complied fully with all applicable provisions of the federal securities laws. The Company is unaware of any activity regarding the investigation since approximately April 1998.

The Company is a party to legal proceedings which are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on the Company's liquidity, financial position or results of operations.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.


                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

The following table sets forth the reported high and low sales prices of the Company's common stock for the quarters indicated as reported by The Nasdaq Stock Market(R). The Company's common stock trades on The Nasdaq Stock Market(R) under the symbol "TEAM".

-----------------------------------------------------------------------------------------------------------
                           YEAR AND QUARTER                                    HIGH               LOW
------------------------------------------------------------------------   --------------    --------------
1998
    First Quarter......................................................       $12.000           $ 8.125
    Second Quarter.....................................................        10.500             8.500
    Third Quarter......................................................        10.375             5.500
    Fourth Quarter.....................................................         8.000             5.313

1999

    First Quarter......................................................         7.813             5.688
    Second Quarter.....................................................         6.500             5.000
    Third Quarter......................................................         7.625             4.250
    Fourth Quarter ....................................................         6.875             3.625

The Company has never paid any dividends on its common stock and expects for the foreseeable future to retain all of its earnings from operations for use in expanding and developing its business. Any future decision as to payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's earnings, financial position, capital requirements, and such other factors as the Board of Directors deems relevant.

TechTeam had 587 shareholders of record as of March 21, 2000. Management estimates there are an additional 6,000 beneficial owners of the Company's stock held in street name.

Since the beginning of 1997, TechTeam made several acquisitions, including WebCentric Communications, Inc., Compuflex Systems, Inc., and Capricorn Capital Group, Inc. (Note I to the Consolidated Financial Statements). In connection with these acquisitions, shares of the Company's common stock were issued without registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) thereof. A further description of the transactions is contained in the notes accompanying the consolidated financial statements.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents information from the Company's consolidated financial statements for the five years ended December 31, 1999. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation," and the "Financial Statements and Supplementary Data."

------------------------------------------------------------------------------------------------------------------------
                                                                           YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
      STATEMENT OF OPERATIONS DATA:                    1999         1998          1997        1996         1995
--------------------------------------------------   ----------   ----------    ---------   ----------   ----------
                                                                 (In thousands, except per share data)
Revenues
    Corporate Services
       Corporate help desk services..............    $  37,013    $  30,672     $ 17,650    $   9,381    $   3,534
       Technical staffing........................       21,763       25,716       25,011       20,907       20,095
       Systems integration.......................       21,358       14,436       12,537       12,819        7,841
       Training programs.........................        4,888        6,622        7,005        7,026        4,018
                                                     ----------   ----------    ---------   ----------   ----------
    Total Corporate Services.....................       85,022       77,446       62,203       50,133       35,488
    OEM Call Center Services.....................       27,306       25,376       19,124       22,053       11,589
    TechTeam Capital Group.......................       20,477       14,099           --           --           --
                                                     ----------   ----------    ---------   ----------   ----------
Total revenues...................................      132,805      116,921       81,327       72,186       47,077
Cost of services delivered.......................      109,417       97,523       70,925       57,176       36,476
                                                     ----------   ----------    ---------   ----------   ----------
Gross profit.....................................       23,388       19,398       10,402       15,010       10,601
                                                     ----------   ----------    ---------   ----------   ----------
Other expenses
    Selling, general, and administrative.........       19,470       20,805       15,704       10,112        6,080
    Class action litigation and related matters..           92        3,439          499           --           --
    Michigan Single Business Tax.................          450          496          180          709          410
                                                     ----------   ----------    ---------   ----------   ----------
Total other expenses.............................       20,012       24,740       16,383       10,821        6,490
                                                     ----------   ----------    ---------   ----------   ----------

Operating income (loss)..........................        3,376       (5,342)      (5,981)       4,189        4,111

Interest income..................................          644        1,845        3,039          937           74
Interest expense.................................          914        1,484           69          205           79
                                                     ----------   ----------    ---------   ----------   ----------
Net interest expense (income)....................          270         (361)      (2,970)        (732)           5

Income (loss) before income taxes................        3,106       (4,981)      (3,011)       4,921        4,106
Income tax expense (credit)......................        1,596       (1,233)      (1,053)       1,875        1,482
                                                     ----------   ----------    ---------   ----------   ----------
Net income (loss)................................    $   1,510    $  (3,748)    $ (1,958)   $   3,046    $   2,624
                                                     ==========   ==========    =========   ==========   ==========
Basic earnings (loss) per share..................    $    0.11    $   (0.24)    $  (0.12)   $    0.24    $    0.23
                                                     ==========   ==========    =========   ==========   ==========
Diluted earnings (loss) per share................    $    0.11    $   (0.24)    $  (0.12)   $    0.23    $    0.23
                                                     ==========   ==========    =========   ==========   ==========
Weighted average number of common shares
    Basic........................................       13,280       14,758       15,664       12,535       11,362
    Diluted......................................       13,303       14,758       15,664       13,031       11,607

-----------------------------------------------------------------------------------------------------------------------------
                                                                                  DECEMBER 31,
                                                     -----------------------------------------------------------------------
      STATEMENT OF FINANCIAL POSITION DATA:             1999          1998         1997          1996          1995
--------------------------------------------------   -----------   -----------   ----------    ----------    ----------
                                                                               (In thousands)
Current assets...................................    $   42,411    $   52,606    $  96,307     $ 100,612     $  17,344
Current liabilities..............................        18,069        19,972       10,560         9,995         4,981
Total assets.....................................       112,307       111,618      121,289       116,998        26,266
Long-term liabilities............................        10,030         7,312        1,129         2,483           866
Total shareholders' equity.......................        84,208        84,334      109,600       104,520        20,419



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution readers not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We do not undertake an obligation to revise or publicly release the results of any revisions to these forward-looking statements. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of National TechTeam to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause actual results to vary are those described in the subsection of this Item 7 entitled "Factors Affecting Future Results."

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

Revenues increased 13.6% to $132.8 million from $116.9 million. The increase resulted primarily from revenue increases in corporate help desk services of $6.3 million, systems integration services of $6.9 million and leasing operations of $6.4 million combined with a decrease in technical staffing of $4.0 million. Corporate help desk revenues increased due to expanding global help desk services to a large client in the automotive industry. Systems integration revenues increased due to a large contract with a local government agency to replace workstations, upgrade internal networks and provide certain year 2000 remediation services. Leasing revenues increased mainly from sales to a new customer in the telecom industry.

Gross profit increased as a percentage of sales to 17.6% from 16.6%. The increase was primarily due to realizing better margins on existing corporate help desk revenues through expansion of ongoing projects while containing the related incremental costs.

Selling, General and Administrative expense decreased as a percentage of revenue to 14.7% from 17.8%, due primarily to the Company's cost containment initiative.

Interest income decreased to $0.6 million from $1.8 million. The decrease resulted from having a lower average cash and cash equivalent balance during 1999. The decrease in cash is explained in the Liquidity and Capital Resources section on the following page.

TechTeam recognized $1.6 million of Federal income tax in 1999, resulting in an effective tax rate of 51 % compared to an effective tax rate of 24.8 % for 1998. The difference between the statutory tax rate of 34% and the effective tax rates in 1999 and 1998 is mainly due to the tax effect of a permanent book/tax difference for amortization expense of purchased goodwill not deductible for tax purposes.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

Revenues increased 43.8% to $116.9 million from $81.3 million. The increase resulted primarily from revenue increases in corporate help desk services of $13.0 million, OEM Call Center Services of $6.2 million, systems integration services of $1.9 million and the addition of revenues related to leasing operations of $14 million due to the acquisition of TechTeam Capital Group. Corporate help desk services increased due to expanding services to several existing large clients along with the addition of new customers, primarily DaimlerChrysler and Liberty Mutual Insurance Company. OEM Call Center Services increased due to a full year of operations of the GE TechTeam joint venture in which revenues from joint venture sales increased by $22.8 million offset by a reduction of services to Hewlett-Packard of $16 million. Systems integration revenues increased due to increased hardware sales and related services.

Gross profit increased as a percentage of sales to 16.6% from 12.8%. The increase was due primarily to costs incurred in 1997 for start-up of new projects. These costs did not recur in 1998.

Selling, General and Administrative expense decreased as a percentage of revenue to 17.8% from 19.3%, The decrease was due to growth in revenues without a corresponding expansion of TechTeam's administrative infrastructure.

In late December 1998, TechTeam announced that it had reached an agreement in principle to settle all of the consolidated class action lawsuits that were brought against the Company and certain of its current and former officers and directors. In connection with this settlement, the Company recorded a charge in 1998 of $3.2 million for legal and settlement expenses.

In January 1998, TechTeam acquired TechTeam Capital Group, Inc. which had financed its leasing activities through use of various forms of long-term debt. The interest costs of this debt are reported in this category.

Commencing in October 1996, TechTeam began earning significant amounts of interest income on cash generated by the September 1996 public stock offering. For 1998, interest income was $1.8 million compared to $3.0 million in 1997. The decline in interest income between 1998 and 1997 results from increased use of cash for operations and repurchase of Company shares. (See Liquidity and Capital Resources.)

TechTeam recognized ($1.2) million of Federal income tax credit in 1998, resulting in an effective tax rate of 24.8 % compared to an effective tax rate of 35 % for 1997. The 1998 and 1997 effective tax rates differ due to changing amounts of permanent book/tax differences, primarily goodwill and tax-exempt interest.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided from Operations

Cash flow provided from operating activities was $19.9 million for the year ended December 31, 1999. Cash flow provided was primarily due to earnings, combined with $21.4 million of non-cash depreciation and amortization expense mainly related to the leasing operations, offset by a net decrease of $3.6 million in operating assets and liabilities.

Cash Flow Used by Investing Activities

Cash flow used by investing activities was $31.1 million, principally to purchase equipment to be leased to customers for the leasing operations.

Cash Flow Used in Financing Activities

Cash flow provided by financing activities was $2.8 million. The Company had net borrowings of $5.2 million during 1999 to finance leasing operations and $2.5 million to repurchase Company stock in accordance with the stock repurchase program.

The Company's working capital position at December 31, 1999 was $24.3 million compared to $32.6 million at December 31, 1998.

The Company has line-of-credit agreements with Bank One and Chase Manhattan Bank which provide for short-term borrowings of up to $25 million and $310,000, respectively: both lines-of-credit are unsecured. Bank One borrowings are at the prime rate and Chase Manhattan Bank borrowings are at prime plus 1.5%. There were no borrowings under these lines at December 31, 1999.

The Company believes that cash flows from operations, together with current short-term assets and borrowings available under the Company's lines-of-credit will continue to be sufficient to meet its ongoing working capital needs.

POTENTIALLY UNREALIZABLE ASSETS

The Company's statement of financial position includes amounts related to certain assets created by Compuflex prior to its acquisition by TechTeam; the net book value of these assets at December 31, 1999 is $1,184,000.
The assets consist of the following:

      - A contractual right to obtain from Compuflex's affiliate in India, personnel trained in personal computer skills. This right was originally recorded by Compuflex at the discounted present value of salary cost savings expected to be realized because of the availability of these personnel. The capitalized value is being amortized over eight years ending June 30, 2002.

      - Software tools used by Compuflex in the delivery of its services to clients. These tools were purchased by Compuflex at an agreed upon price for development by a related party. The capitalized value is being amortized over seven years ending March 31, 2003.

The realizability of these assets is dependent upon the Company continuing to utilize the Indian subsidiary as a source of personnel and to use the software tools in the delivery of its services. It is management's opinion that the Company will continue to realize the value of these assets.

At December 31, 1999, the Company had recorded a net deferred tax asset of $1,590,000, which includes $742,000 related to net operating loss carryforwards, which expire in 2018, and $1,757,000 related to alternative minimum tax credit carryforwards which do not expire. The realizability of the deferred tax assets is dependent upon the Company remaining profitable and generating regular taxable income in amounts sufficient to utilize the carryforwards. For the year ended December 31, 1999, the Company had $3,106,000 in pre-tax profits and used a substantial portion of the net operating loss carry forward which was recorded at December 31, 1998. Management believes that this type of performance will continue in the future and that these tax assets will be fully recognized.

IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $300,000 during 1999 in connection with remediaiting its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

FACTORS AFFECTING FUTURE RESULTS


IMPACT OF BUSINESS WITH MAJOR CLIENTS:

As set forth in Item 1, TechTeam depends upon major clients for a substantial portion of its revenues. The loss of any significant customer could have a material adverse impact on the Company.

RISKS INHERENT IN LEASING:

In leasing of computer equipment, it is often difficult to determine, at the time of the lease, the value of the equipment after the expiration of the lease. Accordingly, variation in the residual value of equipment leased to clients and the sale price of the equipment can lead to fluctuation in the performance of TechTeam Capital Group.


COMPETITION:

The Company faces intense competition for all of its services, including the help desk and call center markets. Some of these competitors have substantially greater resources, including more locations, greater financial resources, a larger client base, and more name recognition. As a result, the Company has experienced and continues to anticipate significant pricing pressure from its customers in order to remain a preferred vendor.


JOINT VENTURE OPERATIONS:

The Company is a party to GE TechTeam, L.P. The operations of GE TechTeam, L.P. are subject to a number of risks, uncertainties, and general economic and market conditions, many of which parallel those faced by the Company. In addition, the Company is dependent upon General Electric for many facets of GE TechTeam, L.P.'s operations, particularly those relating to administrative and financial accounting functions.


CONTRACT RISKS:

The great majority of the Company's contracts are terminable without cause on short notice, often upon 90 days notice. Terminations and non-renewals of major contracts can have a significant impact upon the Company's revenues and operating results.


RELIANCE ON SENIOR MANAGEMENT:

The success of the Company is highly dependent upon the efforts, direction, and guidance of its senior management. We do not have employment agreements with all members of our senior management. The loss of any of these senior executives or the Company's inability to attract, retain, or replace key management personnel in the future, could have a material adverse effect on it.


ATTRACTION AND RETENTION OF EMPLOYEES:

The Company's business involves the delivery of professional services and is labor intensive. The Company's success depends in large part upon its ability to attract, develop, motivate, and retain highly skilled technical, clerical, and administrative employees. Qualified personnel are in great demand and are likely to remain a limited resource for the foreseeable future. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either increased productivity or higher pricing. TechTeam cannot assure that it will be able to attract and retain sufficient numbers of qualified employees in the future.


INTERRUPTION OF TELECOMMUNICATIONS SERVICES:

The Company's operations are dependent on its ability to protect its call centers against damage from fire, power loss, telecommunications failure or a similar event. The Company has taken precautions to protect itself from events that could interrupt its operations, but no assurance can be given that such precautions will be adequate, and operations may still be interrupted, even for extended periods. In addition, the on-line services provided by the Company are dependent on telecommunications links to the regional Bell operating companies for which the Company currently has no back-up. Any damage to call centers or any failure of the Company's telecommunication links that cause interruptions in the Company's operations could have a material adverse effect on the Company's business, operating results, or financial condition. The Company's property and business interruption insurance, with current limits of $2 million, may not be adequate to compensate the Company for all losses that may occur.

GROWTH THROUGH ACQUISITIONS AND NEW PRODUCTS:

The Company's business strategy includes growth through acquisitions of businesses and technology sources complementary to the Company's business. Acquisitions may involve special risks such as diversion of management's attention, unanticipated events, legal liabilities, and amortization of intangibles, any of which could have an adverse effect on the Company's operations and earnings.


RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS:

Certain risks are inherent in the Company's business strategy which includes plans for the global expansion of its operations. Among other things, the Company may encounter difficulties in marketing, selling, and delivering its services due to differences in cultures, languages, labor and employment policies, and differing political and social systems. In addition, the Company may encounter significant effects on its operations and financial condition as a result of currency fluctuations and differing tax laws.


RAPID TECHNOLOGICAL CHANGES; DEPENDENCE ON NEW SOLUTIONS:

The Company's success will depend in part on its ability to develop IT solutions that keep pace with continuing changes in IT, evolving industry standards, and changing client preferences. There can be no assurance that the Company will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace.


INTELLECTUAL PROPERTY RIGHTS:

The Company's success is dependent upon certain methodologies it utilizes in designing, installing, and integrating computer software and information systems and other proprietary intellectual property rights. The Company's business includes the development of custom software in connection with specific client engagements. Ownership of such software is generally assigned to the client. The Company also develops certain foundation and application software products, or software "tools," which remain the property of the Company.

The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright, and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Although the Company believes that its services do not infringe on the intellectual property rights of others and that it has all rights necessary to utilize the intellectual property employed in its business, the Company is subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses of the intellectual property that is the subject of asserted infringement.


VOLATILITY OF STOCK PRICE:

The market price of the Company's stock has fluctuated over a wide range during the past several years and may continue to do so in the future. (See "Market for Registrant's Common Stock and Related Stockholder Matters.") The market price of the common stock could be subject to significant fluctuations in response to various factors or events, including among other things, the depth and liquidity of the trading market of the common stock, quarterly variations and actual anticipated operating results, growth rates, changes in estimates by analysts, market conditions in the industry in which the Company competes, announcements by competitors, regulatory actions, litigation including class action litigation, and general economic conditions. In addition, the stock market has from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of high technology companies. As a result of the foregoing, the Company's operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event would likely result in a material adverse effect on the price of the common stock.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material market risk sensitive instruments nor material market risk exposures. Substantially all of the Company's operations are in the United States. The Company's debt obligations have fixed interest rates and relatively short lives. The Company is also exposed to foreign currency exchange rate risk, inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of National TechTeam, Inc. and Subsidiaries are included in Item 8:

------------------------------------------------------------------------------------------------------------------------
                                                                                                                PAGE
                                                                                                              ----------
Report of Ernst & Young LLP, Independent Auditors...........................................................      15
Consolidated Statements of Operations-- Years Ended December 31, 1999, 1998, and 1997.......................      16
Consolidated Statements of Comprehensive Income / (Loss) -- Years Ended December 31,
1999, 1998, and 1997........................................................................................      16
Consolidated Statements of Financial Position-- December 31, 1999 and December 31, 1998.....................    17-18
Consolidated Statements of Shareholders' Equity-- Years Ended December 31, 1999, 1998, and 1997.............      19
Consolidated Statements of Cash Flows-- Years Ended December 31, 1999, 1998, and 1997.......................      20
Notes to the Consolidated Financial Statements..............................................................    21-35

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

Financial statements of GE TechTeam, L.P. are included pursuant to the requirements of Item 14(d)...........    36-46

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

BOARD OF DIRECTORS
NATIONAL TECHTEAM, INC.

We have audited the accompanying consolidated statements of financial position of National TechTeam, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive income/(loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of GE TechTeam, L.P. (an entity in which the Company has a 49% interest) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for GE TechTeam, L.P., it is based solely on their report.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National TechTeam, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





Detroit, Michigan                                  /s/ Ernst & Young LLP
February 23, 2000

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                        1999            1998              1997
                                                                  ---------------   --------------   ---------------
REVENUES                                                                  (In thousands, except per share data)
    Corporate Services
       Corporate help desk services...........................    $       37,013    $      30,672    $       17,650
       Technical staffing.....................................            21,763           25,716            25,011
       Systems integration....................................            21,358           14,436            12,537
       Training programs......................................             4,888            6,622             7,005
                                                                  ---------------   --------------   ---------------
    Total Corporate Services..................................            85,022           77,446            62,203
    OEM Call Center Services..................................            27,306           25,376            19,124
    Leasing Operations........................................            20,477           14,099                --
                                                                  ---------------   --------------   ---------------
TOTAL REVENUES................................................           132,805          116,921            81,327
COST OF SERVICES DELIVERED....................................           109,417           97,523            70,925
                                                                  ---------------   --------------   ---------------
GROSS PROFIT..................................................            23,388           19,398            10,402
                                                                  ---------------   --------------   ---------------
OTHER EXPENSES
    Selling, general, and administrative......................            19,470           20,805            15,704
    Class action litigation and related matters...............                92            3,439               499
    Michigan Single Business Tax..............................               450              496               180
                                                                  ---------------   --------------   ---------------
TOTAL OTHER EXPENSES..........................................            20,012           24,740            16,383
                                                                  ---------------   --------------   ---------------

OPERATING INCOME (LOSS).......................................             3,376           (5,342)           (5,981)

INTEREST INCOME...............................................               644            1,845             3,039
INTEREST EXPENSE..............................................               914            1,484                69
                                                                  ---------------   --------------   ---------------
NET INTEREST EXPENSE (INCOME) ................................               270             (361)           (2,970)

INCOME (LOSS) BEFORE INCOME TAXES.............................             3,106           (4,981)           (3,011)
INCOME TAX EXPENSE (CREDIT)...................................             1,596           (1,233)           (1,053)
                                                                  ---------------   --------------   ---------------
NET INCOME (LOSS).............................................    $        1,510    $      (3,748)   $       (1,958)
                                                                  ===============   ==============   ===============
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE...................    $         0.11    $       (0.24)   $        (0.12)
                                                                  ===============   ==============   ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic.....................................................            13,280           14,758            15,664
    Net effect of dilutive stock options......................                23               --                --
                                                                  ---------------   --------------   ---------------
    Diluted...................................................            13,303           14,758            15,664
                                                                  ==============    ==============    ==============

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS), AS SET FORTH ABOVE.........................    $        1,510    $      (3,748)   $       (1,958)
                                                                  --------------    -------------    --------------
OTHER COMPREHENSIVE INCOME, NET OF TAX
    Reclassification adjustment...............................                --               62                --
    Unrealized loss on securities available for sale..........                --               --               (62)
    Foreign currency transaction adjustments..................              (105)              79               (23)
                                                                  --------------    -------------    --------------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS).......................              (105)             141               (85)
                                                                  --------------    -------------    --------------
COMPREHENSIVE INCOME (LOSS)...................................    $        1,405    $      (3,607)   $       (2,043)
                                                                  ===============   =============    ==============

                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

-------------------------------------------------------------------------------------------------------------------------
                                                                                             DECEMBER 31,
                                                                                  -----------------------------------
                                    ASSETS                                            1999               1998
-------------------------------------------------------------------------------   ---------------    ----------------
                                                                                            (In thousands)
CURRENT ASSETS
    Cash and cash equivalents................................................      $      14,192      $       22,696
    Accounts receivable (less allowances of $225,000 and $950,000 at
       December 31, 1999 and 1998, respectively).............................             23,649              23,804
    Refundable taxes.........................................................              1,039               3,153
    Inventories..............................................................              1,388                 811
    Prepaid expenses and other...............................................              1,816               1,704
    Deferred income tax .....................................................                327                 438
                                                                                  ---------------    ----------------
                                                                                          42,411              52,606
                                                                                  ---------------    ----------------

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Computer equipment and office furniture..................................             19,572              20,714
    Purchased software.......................................................              5,340               4,924
    Leasehold improvements...................................................              1,870               2,081
    Transportation equipment.................................................                286                 291
                                                                                  ---------------    ----------------
                                                                                          27,068              28,010
    Less-- Accumulated depreciation and amortization.........................             19,249              15,691
                                                                                  ---------------    ----------------
                                                                                           7,819              12,319
                                                                                  ---------------    ----------------

OTHER ASSETS
    Assets of leasing operations, net of amortization........................             49,500              29,765
    Intangibles, net of amortization.........................................              9,287              13,268
    Investment in GE Joint Venture...........................................                568                 883
    Deferred income tax......................................................              1,263               1,324
    Other....................................................................              1,459               1,453
                                                                                  ---------------    ----------------
                                                                                          62,077              46,693
                                                                                  ---------------    ----------------
TOTAL ASSETS.................................................................      $     112,307      $      111,618
                                                                                  ===============    ================



                            See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

------------------------------------------------------------------------------------------------------------------------
                                                                                              DECEMBER 31,
                                                                                  ----------------------------------
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                        1999               1998
-------------------------------------------------------------------------------   ---------------    ---------------
                                                                                           (In thousands)
CURRENT LIABILITIES
    Accounts payable.........................................................      $       2,442      $       4,107
    Accrued payroll, related taxes, and withholdings.........................              3,285              4,269
    Deferred revenues and unapplied receipts.................................                838              2,029
    Accrued expenses and taxes...............................................                784              1,145
    Current portion of notes payable.........................................             10,568              8,024
    Other....................................................................                152                398
                                                                                  ---------------    ---------------
                                                                                          18,069             19,972
                                                                                  ---------------    ---------------

LONG-TERM LIABILITIES
    Notes payable............................................................             10,030              7,245
    Other long-term liabilities..............................................                 --                 67
                                                                                  ---------------    ---------------
                                                                                          10,030              7,312
                                                                                  ---------------    ---------------

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01, 5,000,000 shares authorized, none issued
    Common stock, par value $.01, 45,000,000 shares authorized, issued, 16,717,400 and 16,703,800 shares at December 31, 1999
       and 1998, respectively................................................                167                167
    Additional paid-in capital...............................................            111,092            111,414
    Retained earnings........................................................              2,271                761
    Accumulated other comprehensive income/(loss)-- foreign currency
       translation adjustment................................................                (49)                56
                                                                                  ---------------    ---------------
    Total....................................................................            113,481            112,398
    Less-- Treasury stock (3,451,323 and 3,179,226 shares at
    December 31, 1999 and 1998, respectively)................................             29,273             28,064
                                                                                  ---------------    ---------------
    Total shareholders' equity...............................................             84,208             84,334
                                                                                  ---------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................      $     112,307      $     111,618
                                                                                  ===============    ===============



                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------

                                                                                            ACCUMULATED
                                                             ADDITIONAL                        OTHER
                                                              PAID-IN         RETAINED     COMPREHENSIVE      TREASURY
                                            COMMON STOCK      CAPITAL         EARNINGS    INCOME / (LOSS)      STOCK
                                           --------------- --------------- ------------- ------------------ -------------
                                                                           (In thousands)
Balance at January 1, 1997.................  $         154   $     98,637    $      6,467   $           --    $     (738)
    Proceeds from issuance of 328,542
       shares under stock option plans.....              3          1,320              --               --            --
    Shares issued to acquire:
       WebCentric Communications, Inc......              3          3,992              --               --            --
       Drake Technologies, Inc.............             --             50              --               --            --
       Remaining 25% interest in National
          TechTeam Europe, N.V.............             --             51              --               --            --
    Purchase of minority shares of
       Compuflex Systems, Inc..............             --           (146)             --               --            --
    Tax benefit from exercise of employee
       stock options and other.............             --          1,242              --               --            --
    Contribution to 401(k) plan and other..             --            440              --               --           167
    Net loss for 1997......................             --             --          (1,958)              --            --
    Other comprehensive loss for 1997......             --             --              --              (85)           --
                                           ------------------------------- --------------- ---------------- -------------
Balance at December 31, 1997...............            160        105,586           4,509              (85)         (571)
    Proceeds from issuance of 166,100
       shares under stock option plans.....              2            633              --               --            --
    Shares issued to acquire Capricorn
       Capital Group, Inc..................              5          4,870              --               --            --
    Tax benefit from exercise of employee
       stock options and other.............             --            310              --               --            --
    Contribution to 401(k) plan and other..             --             15              --               --           703
    Purchase of common stock...............             --             --              --               --       (28,196)
    Net loss for 1998......................             --             --          (3,748)              --            --
    Other comprehensive income for 1998....             --             --              --              141            --

                                           ---------------- --------------- -------------- ----------------- -------------
Balance at December 31, 1998...............            167        111,414             761               56       (28,064)
    Proceeds from issuance of 13,600
       shares under stock option plans.....             --             61              --               --            --
    Tax benefit from exercise of employer
       stock options and other.............             --             44              --               --            --
    Contribution to 401(k) plan and other..             --           (427)             --               --         1,288
    Purchase of common stock...............             --             --              --               --        (2,497)
    Net income for 1999....................             --             --           1,510               --            --
    Other comprehensive income for 1999....             --             --              --             (105)           --
                                           ---------------- --------------- -------------- ----------------- -------------
Balance at December 31, 1999...............  $         167   $    111,092    $      2,271   $          (49)   $  (29,273)
                                           ================ ============== =============== ================ =============


                            See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

 -----------------------------------------------------------------------------------------------------------------------
                                                                                    YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------------
                                                                              1999           1998           1997
                                                                          -------------  -------------  --------------
                                                                                        (In thousands)
 OPERATING ACTIVITIES
     Net income (loss).................................................   $      1,510  $     (3,748) $      (1,958)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depreciation................................................         17,633        12,574          4,347
           Amortization................................................          3,761         4,628          2,202
           (Gain) loss on sales of equipment and other.................         (1,213)           --            409
           Treasury stock contributed to 401(k) plan...................            861           718            607
           Provision for uncollectible accounts receivable.............            748           438            446
           Net undistributed (earnings) loss of affiliates.............            390           (58)            --
           Provision for deferred income tax...........................            172          (808)        (1,081)
           Deferred Global Call Center license fees....................             --          (410)        (1,237)
           Changes in current assets and liabilities:
               Accounts receivable.....................................           (612)        3,937         (3,692)
               Inventories.............................................           (577)          268            429
               Prepaid expenses and other current assets...............            (93)        2,147         (1,556)
               Accounts payable........................................         (1,660)       (7,896)          (593)
               Accrued payroll, related taxes, and withholdings........           (985)          (81)           769
               Federal income tax......................................          2,114          (686)        (1,053)
               Deferred revenues and unapplied receipts................         (1,191)       (1,680)         1,097
               Accrued expenses and taxes..............................           (361)         (124)          (341)
               Other current liabilities...............................           (246)         (384)          (173)
                                                                          ------------  ------------  -------------
           Net cash provided by (used in) operating activities.........         20,251         8,835         (1,378)
                                                                          ------------  ------------  -------------
 INVESTING ACTIVITIES
     Purchase of leased equipment......................................        (53,366)      (16,345)            --
     Proceeds from sales of property and equipment.....................         23,375            --             47
     Purchases of securities available-for-sale........................         (2,071)      (11,103)       (34,752)
     Proceeds from sales of securities available-for-sale..............          2,071        50,197         22,827
     Purchases of property, equipment, and software....................         (1,328)         (820)        (6,758)
     Net (increase) decrease in investment in direct financing leases
        and residuals..................................................           (121)        1,096             --
     Investment in affiliates..........................................             --          (739)            --
     Purchase of subsidiaries, net of cash acquired....................             --           279         (2,865)
     Advance to TechTeam Capital Group, Inc............................             --            --           (604)
     Other -- net......................................................            (81)           43           (217)
                                                                          ------------  ------------  -------------
        Net cash provided by (used in) investing activities............        (31,521)       22,608        (22,322)
                                                                          ------------  ------------  -------------
 FINANCING ACTIVITIES
     Proceeds from long-term borrowings................................         16,326         8,151             --
     Payments on long-term borrowings..................................        (11,063)      (14,653)          (258)
     Purchase of Company common stock..................................         (2,497)      (28,196)          (146)
     Proceeds from issuance of common stock............................             61           635          1,324
     Tax benefit from exercise of employee stock options...............             44           310          1,241
     Payments on short-term borrowings and other.......................           (105)           79           (346)
                                                                          ------------  ------------  -------------
        Net cash provided by (used in) financing activities............          2,766       (33,674)         1,815
                                                                          ------------  ------------  -------------
        Decrease in cash and cash equivalents..........................         (8,504)       (2,231)       (21,885)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........................         22,696        24,927         46,812
                                                                          ------------  ------------  -------------
 CASH AND CASH EQUIVALENTS AT END OF YEAR..............................   $     14,192  $     22,696  $      24,927
                                                                          ============   ===========   ============

                            See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of National TechTeam, Inc. and its wholly-owned subsidiaries. Collectively, these companies are referred to as the "Company" or "TechTeam." Intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the 1998 and 1997 financial statements in order to conform to the 1999 financial statement presentation.


CASH AND CASH EQUIVALENTS:

Cash includes both interest bearing and non-interest bearing deposits which are available on demand. Cash equivalents include all liquid investments with a maturity of three months or less when purchased, including money market funds held at banks.


SECURITIES AVAILABLE-FOR-SALE:

The Company's management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities available-for-sale are stated at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). Securities available-for-sale were invested primarily in corporate bonds.


FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values.


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


PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE:

Property, equipment, and purchased software for internal use are stated at cost. Property and equipment are depreciated on the straight-line method over their estimated useful lives, ranging from 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful lives of the improvements. Purchased software is amortized over 3 to 7 years.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


INTANGIBLES:

Intangibles include the following:


------------------------------------------------------------------------------------------------------------------------
                                                                      DECEMBER 31,
                                                           -------------------------------
                                                                     (In thousands)
                                                           -------------------------------    --------------------------
                                                                                                 AMORTIZATION PERIOD
                                                               1999             1998            (STRAIGHT LINE BASIS)
                                                           --------------   --------------    --------------------------
Intangible lease asset................................     $       7,311    $       7,311              3 years
Global Call Center-- see Note I.......................             5,408            5,408              7 years
Goodwill..............................................             6,233            6,497           5 to 10 years
Other software tools..................................             1,166            1,715              7 years
                                                           --------------   --------------
                                                                  20,118           20,931
Less: Accumulated amortization........................            10,831            7,663
                                                           --------------   --------------
                                                           $       9,287    $      13,268
                                                           ==============   ==============



In the allocation of the purchase price of TechTeam Capital Group (see Note I), the Company evaluated the lease contracts of TechTeam Capital Group and the related equipment, including estimated residual values at the end of the contractual lease terms. The excess of the discounted cash flows from the lease contracts, including the estimated cash flows from estimated residual values, over the appraised fair value of the underlying equipment, was recorded by the Company as intangible lease asset in the purchase allocation and is being amortized over the related lease terms.


Goodwill represents the excess cost over the fair value of net assets acquired. The Company re-evaluates goodwill and other intangibles on undiscounted operating cash flows whenever significant events or changes occur which might indicate impairment of recorded costs. If undiscounted cash flows are insufficient to recover recorded costs, the Company writes down recorded costs of the assets to fair value (based on discounted cash flows or market values). Goodwill was adjusted in the first quarter of 1999 to reflect the final purchase price allocation of TechTeam Capital Group. In the fourth quarter of 1998, $710,000 of impairment expense was recorded to write off the unamortized portion of goodwill related to the acquisitions of WebCentric Communications, Inc. and Drake Technologies, Inc. These assets were deemed impaired due to the loss of certain employees, the loss of certain contracts and the inability of the Company to recognize the expected synergies from the acquisitions.


Certain costs are incurred by the Company to develop software tools. These tools are utilized in providing information technology support services to customers. The decrease in other software tools during 1999 represents the write-off of fully amortized assets. As such this adjustment had no effect on amortization expense or the net carrying value of the assets.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


REVENUE RECOGNITION:

Revenues from Corporate Services and OEM Call Center Services are recognized as services are performed. Revenues from TechTeam Capital Group are recognized as described in "Lease Accounting Policies" below. Revenues from product sales are recognized when title is transferred. The Company has also licensed customers to use its Global Call Center, a software product developed by the Company's wholly-owned subsidiary, WebCentric Communications, Inc. Revenues from these licenses are recognized in one of three ways: (1) on a usage basis, when the licenses are granted in connection with on-going services; (2) as the expenses of the transaction are recognized in those instances where the license was granted in connection with a contemporaneous purchase; or (3) as lump sum fees when the client acquires the rights to use and is allowed access to the Global Call Center without any on-going service obligation by the Company.


DEFERRED REVENUE:

TechTeam receives advance payments from clients under certain lease and maintenance agreements. These payments are recognized as revenues when earned. At December 31 these amounts are expected to be earned in the subsequent year. (See "Revenue Recognition" regarding deferred Global Call Center license fees.)


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

Direct Financing Leases

Net investment in direct financing leases consists of the present value of the future minimum lease payments, the present value of the estimated residual, and initial direct costs.

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

Other

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


NEW ACCOUNTING STANDARDS

There are no recently issued accounting standards which have not been adopted by the Company and which are expected to have a significant effect on the Company.

NOTE B -- DESCRIPTION OF THE BUSINESS

The Company provides corporate services, OEM call center services, and financing for high technology and capital equipment for major companies on an international scale. Revenues from clients which exceeded 10% of total revenues for any of the periods presented are summarized as follows.

------------------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                                   (In thousands)
                                                                  --------------------------------------------------
                                                                        1999           1998              1997
                                                                  ---------------   --------------   ---------------
GE TechTeam, L.P..............................................    $       27,306    $      24,033    $        1,237
DaimlerChrysler ..............................................            25,598           27,059            11,890
Ford Motor Company............................................            25,500           19,396            17,337
Wayne County, Michigan........................................            10,198            5,793             4,899
Hewlett-Packard Company.......................................                --            1,343            17,362

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C -- ASSETS OF LEASING OPERATIONS

The assets of the Company's leasing operations consist of:

                                                                           DECEMBER 31,
                                                                  -------------------------------
                                                                          (In thousands)
                                                                  -------------------------------
                                                                       1999             1998
Equipment leased to others under operating leases:
    Cost......................................................    $       56,122    $      35,390
    Less-- Accumulated depreciation...........................            14,604           13,489
                                                                  --------------    -------------
                                                                  $       41,519    $      21,901
Net investment in direct financing leases, consisting of:
    Total minimum lease payments receivable...................             6,201            6,597
    Estimated residual values of leased property
       (unguaranteed).........................................               703              863
    Unearned income...........................................              (804)            (891)
    Initial direct costs......................................                37               41
                                                                  --------------    -------------
                                                                           6,137            6,610
                                                                  --------------    -------------
Net investment in lease residuals.............................             1,844            1,254
                                                                  --------------    -------------
Total ........................................................    $       49,500    $      29,765
                                                                  ==============    =============

Future lease revenues anticipated under noncancelable operating leases at December 31, 1999 are:

---------------------------------------------------------------------------------
                             YEAR                                     AMOUNT
---------------------------------------------------------------   ---------------
                                                                  (In thousands)
2000..........................................................      $     21,940
2001..........................................................            15,467
2002..........................................................             5,088
2003 .........................................................               121
2004..........................................................                38
                                                                  ---------------
  Total.........................................................    $     42,564
                                                                  ===============



Minimum lease payments receivable under direct financing leases at December 31, 1999 are:

---------------------------------------------------------------------------------
                             YEAR                                      AMOUNT
---------------------------------------------------------------   ---------------
                                                                  (In thousands)
2000..........................................................    $        3,182
2001..........................................................             1,933
2002..........................................................               739
2003 .........................................................               287
2004 and thereafter, through 2007.............................                60
                                                                  ---------------
Total.........................................................    $        6,201
                                                                  ===============

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D -- LEASES

The Company leases its call center facilities, corporate, and other offices and certain office equipment under noncancelable operating leases. These leases are renewable with various options and terms. Total rental expense was $2,828,542 in 1999, $2,842,220 in 1998, and $2,440,544 in 1997.

Minimum future payments under noncancelable operating leases with initial terms of one year or more at December 31, 1999 were:



==============================================================================
                             YEAR                                     AMOUNT
------------------------------------------------------------   ---------------
                                                                (In thousands)

2000........................................................      $     2,413
2001........................................................            2,360
2002........................................................            2,255
2003 .......................................................            2,213
2004........................................................            2,133
2005 and thereafter.........................................            2,253
                                                                  -------------
Total.......................................................      $    13,627
                                                                  =============

NOTE E -- SHORT-TERM FINANCING ARRANGEMENTS

The Company has agreements with Bank One which provide for unsecured short-term borrowings of up to $25,000,000 at the bank's prime rate. There were no borrowings under this line at December 31, 1999 or 1998.

NOTE F -- NOTES PAYABLE

Notes payable at December 31, consists of:


=================================================================================================

                                                                       1999              1998
                                                                    -----------       -----------
                                                                            (In thousands)

Nonrecourse debt to financial institutions-- 6.0% - 12%.......      $    17,805       $    12,312
Nonrecourse debt to others-- 7.0% - 9.2%......................            2,681             2,497
Other ........................................................              112               461
                                                                    -----------       -----------
Total ........................................................      $    20,598       $    15,269
                                                                    ===========       ===========


The Company finances a portion of its lease transactions by assigning the noncancelable rentals to various financial institutions and others on a nonrecourse basis. In the event of a default by the lessee under a lease which has been assigned on a nonrecourse basis, the holder has a first lien against the underlying equipment but has no further recourse against the Company.

At December 31, 1999 and 1998, the carrying value of the pledged assets was approximately $22,000,00 and $12,000,000, respectively.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F -- NOTES PAYABLE (continued)

Future minimum payments of notes payable debt are as follows:



                             YEAR                                     AMOUNT
---------------------------------------------------------------   -------------
                                                                  (In thousands)

2000  ........................................................    $    10,568
2001  ........................................................          6,962
2002  ........................................................          2,721
2003  ........................................................            216
2004  ........................................................            131
                                                                   ----------
Total ........................................................     $   20,598
                                                                   ==========


Interest paid on notes payable was $880,000 and $1,770,000 in 1999 and 1998, respectively.

NOTE G -- EMPLOYEE RETIREMENT PLAN

The Company has a 401(k) Retirement Savings Plan which covers substantially all employees. Under the provisions of the Plan, the Company will match employee contributions in amounts up to 3% of gross compensation subject to statutory limitations; contributions were $718,000 in 1999, $697,000 in 1998, and $624,000 in 1997. The Company's matching contributions are credited only to the National TechTeam Stock Fund for the benefit of each participant.

NOTE H -- TAX PROVISIONS

Tax provisions are as follows:



================================================================================================================
                                                                                 YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                       1999              1998           1997
                                                                    -------------   --------------   -----------
                                                                                    (In thousands)

Federal income tax:
   Currently payable/(recoverable)...........................       $    1,424        $    (905)     $       109
   Deferred (credit).........................................              172             (328)          (1,162)
                                                                    ----------        ---------      -----------
Total provision/(credit).....................................       $    1,596        $  (1,233)     $    (1,053)
                                                                    ==========        =========      ===========
Tax payments.................................................       $    1,050        $     500      $         0
                                                                    ==========        =========      ===========

A reconciliation of the Federal income tax provision and the amount computed by applying the Federal statutory income tax rate to income before Federal income tax follows:


================================================================================================================
                                                                               YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                       1999             1998             1997
                                                                    -------------   --------------    ----------
                                                                                    (In thousands)

 Income tax at Federal statutory rate of 34%..................      $     1,056       $   (1,694)     $   (1,024)
 Goodwill, intangibles, and other permanent differences.......              498              329              21
 Other........................................................               42              132             (50)
                                                                    -------------     ------------    ----------
                                                                    $     1,596       $   (1,233)     $   (1,053)
                                                                    =============     ============    ==========

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE H -- TAX PROVISIONS (continued)

The principal components of deferred income tax balances are as follows:


================================================================================================================
                                                                              DECEMBER 31,
                                                      ----------------------------------------------------------
                                                                1999                          1998
                                                      -------------------------   ------------------------------
                                                        ASSETS     LIABILITIES       ASSETS         LIABILITIES
                                                      ---------   -------------   -------------    -------------
                                                                          (In thousands)

Net operating loss carryforward .................     $    742         $     --     $    1,432       $       --
Alternative minimum tax credit carryforward .....        1,757               --            495               --
Allowance for uncollectible accounts receivable..          103               --            347               --
Global Call Center software......................          263               --            731              141
Leasing accounting...............................        5,078              816          5,674            1,831
Prepaid expenses.................................          200               19             --               32
Accelerated tax depreciation.....................           --            6,084             --            5,009
Other............................................          614              248            406              310
                                                      --------         --------     ----------       ----------
                                                      $  8,757         $  7,167     $    9,085       $    7,323
                                                      ========         ========     ==========       ==========

At December 31, 1999, for federal income tax purposes, the Company had a $2,184,000 net operating loss carryforward which expires in 2018 and a $1,757,000 alternative minimum tax credit carryforward which does not expire.

NOTE I -- ACQUISITIONS

In January 1998, TechTeam acquired all of the capital stock of Capricorn Capital Group, Inc. (now TechTeam Capital Group, Inc.) in exchange for a base consideration consisting of 350,000 unrestricted and 150,000 restricted shares of TechTeam common stock plus a contingent payment based upon TechTeam Capital Group, Inc.'s earnings performance in the three-year period following the acquisition. The base consideration was valued at $4,875,000. The transaction has been accounted for as a purchase. The accompanying December 31, 1998 balance sheet reflects an allocation of the purchase price. Goodwill of $3,113,000 resulting from the transaction is being amortized using the straight-line method over a period of 10 years.

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

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE J -- RELATED PARTY TRANSACTIONS

TechTeam was involved in the following related party transactions:

a) Paid legal fees of $233,570 in 1997 to law firms whose members included directors, officers, or shareholders of TechTeam in that year.

b) Paid $245,979 in 1997 for employee travel expenses to a travel agency owned 50% by an individual who was a TechTeam director in that year.

c) Paid $147,819 in 1998 and $122,660 in 1997 for rental expense for an office building leased from a former Executive Officer.

d) The Company leased space and certain property and equipment to the GE Joint Venture in 1998. Rental income from these operating leases were $467,000 in 1998. Effective January 1, 1999 all lease agreements for property and equipment used by the GE Joint Venture were transferred to the joint venture.

e) (Unaudited) On February 29th, 2000 the Company purchased a software license from a company owned by a TechTeam director for $1,000,000. The license will enable TechTeam to remarket the software and use the software to provide business to business, e-commerce services on the internet.

NOTE K -- STOCK OPTIONS

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

Pro forma information regarding net income/(loss) and earnings/(loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 through 1999: a range of risk-free interest rates of 5% to 7% based on the expected life of the options; a volatility factor of the expected market price of the Company's common stock of
 .774; and a weighted-average expected life of the option of three years.

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

NOTE K -- STOCK OPTIONS (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


--------------------------------------------------------------------------------------------------------------------
                                                                       1999             1998              1997
                                                                  ---------------   --------------   ---------------
                                                                                   (In thousands)

Pro forma net income/(loss)...................................    $           20    $      (5,737)   $       (3,979)
Pro forma earnings/(loss) per share
    Basic.....................................................    $         0.00    $       (0.39)   $        (0.25)
    Diluted...................................................    $         0.00    $       (0.39)   $        (0.25)


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

A summary of the Company's stock option activity, and related information, follows:


------------------------------------------------------------------------------------------------------------------------
                                                 EMPLOYEES                 DIRECTORS                   OTHERS

                                         ---------------------------- ------------------------- ------------------------
                             TOTAL                       AVERAGE                    AVERAGE                    AVERAGE
                            SHARES        SHARES          PRICE          SHARES      PRICE       SHARES         PRICE
                          -----------    -----------    ------------  -----------  ----------- ------------ ------------

Outstanding at
   January 1, 1997.......  1,174,872        958,477        $ 13.76     199,275       $10.10       17,120      $  9.96
Granted..................    502,496        462,496          12.27      40,000        23.00           --           --
Exercised................   (328,542)      (204,275)          3.06    (110,000)        6.24      (14,267)        4.94
Canceled.................   (108,500)      (108,500)         21.11          --           --           --           --
                          ----------     ----------                  ---------                 ---------
Outstanding at
   December 31, 1997.....  1,240,326      1,108,198        $ 14.44     129,275       $19.55        2,853      $ 35.05
Granted..................    154,000        114,000           9.83      40,000        10.31           --           --
Exercised................   (166,100)      (156,100)          4.95     (10,000)        4.82           --           --
Canceled.................   (219,625)      (219,625)         15.40          --           --           --           --
                          ----------     ----------                  ---------                 ---------
Outstanding at
   December 31, 1998.....  1,008,601        846,473        $ 10.39     159,275       $ 9.21        2,853      $ 35.05
Granted..................    519,800        414,800           5.51      30,000         6.44       75,000         5.65
Exercised................    (13,600)       (13,600)          4.50          --           --           --           --
Canceled.................   (357,587)      (303,312)         14.39     (54,275)       14.61           --           --
                          ----------     ----------                  ---------                 ---------
Outstanding at
   December 31, 1999.....  1,157,214 (1)    944,361        $ 11.09     135,000       $15.11       77,853      $  6.72
                          ==========     ==========                  =========                 =========

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE K -- STOCK OPTIONS (continued)

(1) The following table summarizes certain information about stock options outstanding at December 31, 1999:


------------------------------------------------------------------------------------------------------------------------
                            OPTIONS OUTSTANDING                                           OPTIONS EXERCISABLE

------------------------------------------------------------------------------    --------------------------------------
                                            WEIGHTED -          WEIGHTED -                                WEIGHTED -
    RANGE OF            NUMBER OF            AVERAGE            AVERAGE PER          NUMBER OF           AVERAGE PER
    PER SHARE            OPTIONS            REMAINING         SHARE EXERCISE          OPTIONS           SHARE EXERCISE
 EXERCISE PRICES       OUTSTANDING       EXERCISE PERIOD           PRICE            EXERCISABLE             PRICE
------------------  ------------------   -----------------   ------------------   -----------------    -----------------


$  2.00 - $ 7.71         572,535               4.3                 $ 5.40              101,581                 5.22
    9.00 - 13.75         318,000               3.8                  10.00              103,300                10.03
   20.00 - 25.75         263,826               2.6                  25.40              157,914                25.40
           35.05           2,853               1.5                  35.05                2,853                35.05



During 1999 the Company granted options to purchase 25,000 and 50,000 shares of common stock to two consultants. The estimated fair value of such options was expensed over the contract benefit period.

NOTE L -- STOCK BUY-BACK PROGRAMS

In February 1998, the Company announced a stock repurchase program to purchase up to 1,500,000 shares of common stock during the period ended August 15, 1998, unless extended. The Company repurchased 1,500,000 shares under this program for $14,864,000 in 1998.

In May 1998, the Company announced a second stock repurchase program to purchase up to an additional 1,000,000 shares of common stock during the period ended November 26, 1998, unless extended. The Company repurchased 1,000,100 shares under this program for $9,075,000 in 1998.

In August 1998, the Company announced a third stock repurchase program to purchase up to an additional 2,000,000 shares of common stock during the period ended August 26, 1999, unless extended. By December 31, 1998, the Company had repurchased 641,800 shares for $4,256,000. During 1999, the Company repurchased 402,100 shares for $2,497,000. The total shares repurchased under this plan were 1,043,900 shares for $6,753,000

NOTE M -- SEGMENT REPORTING

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

NOTE M -- SEGMENT REPORTING (continued)

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. TechTeam evaluates performance based on stand alone operating segment gross profit.



-------------------------------------------------------------------------------------------------------------------------
                                         CORPORATE SERVICES
                   ----------------------------------------------------------------

                    CORPORATE                                                        OEM CALL
                    HELP DESK    TECHNICAL     SYSTEMS     TRAINING                   CENTER      LEASING
                    SERVICES     STAFFING    INTEGRATION   PROGRAMS       TOTAL      SERVICES    OPERATIONS     TOTAL
                   ------------ ------------ ------------ ------------ -----------  ---------- -------------- ------------
                                                     (In thousands)


1999
Revenues.......... $    37,013  $    21,763  $    21,358  $     4,888   $   85,022 $    27,306  $     20,477 $    132,805
Gross profit......       7,909        4,598        3,720          201       16,428       2,091         4,869       23,388
Depreciation and
   amortization...       3,339          181          143          541        4,204          89        14,779       19,072
Segment assets....       9,023        4,735        6,142          948       20,848       4,841        64,608       90,297
Expenditures for
   property.......         251          137           13           60          461          --            74          535

1998
Revenues.......... $    30,673  $    25,716  $    14,436  $     6,622   $   77,446 $     25,376 $     14,099 $    116,921
Gross                    3,720        5,040        2,920          305       11,985        1,876        5,537       19,398
   profit/(loss)..
Depreciation and
   amortization...       3,013          467          175          594        4,249          424       10,358       15,031
Segment assets....      16,070        6,895        6,119        2,126       31,210        8,661       41,388       81,260
Expenditures for
   property.......         643          539          303          139        1,625          537          301        2,462

1997
Revenues.......... $    17,650  $    25,011  $    12,537  $     7,005   $   62,203 $     19,124 $         -- $     81,327
Gross                   (4,466)       6,892          627          418        3,470        6,933           --       10,402
   profit/(loss)..
Depreciation and
   amortization...       3,131          319          157          559        4,166          253           --        4,419
Segment assets....      19,653       10,934        8,410        3,137       42,134       10,285           --       52,419
Expenditures for
   property.......       1,948        1,893          950          530        5,321          837           --        6,158


                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE M -- SEGMENT REPORTING (continued)

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:

                                                                   1999                1998               1997
                                                               ---------------   ----------------   ---------------
                                                                                   (In thousands)
Depreciation and amortization

    Total for reportable segments..........................    $       19,072    $        15,031    $        4,419
    Total of Corporate assets..............................             2,322              2,171             2,130
                                                               ---------------   ----------------   ---------------
       Total depreciation and amortization.................    $       21,394    $        17,202    $        6,549
                                                               ===============   ================   ===============
Assets
    Total assets for reportable segments...................    $       90,297    $        81,260    $       52,419
    Corporate assets.......................................            22,010             30,358            68,870
                                                               ---------------   ----------------   ---------------
       Total assets........................................    $      112,307    $       111,618    $      121,289
                                                               ===============   ================   ===============

NOTE N -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly consolidated results of operations are summarized as follows:


-----------------------------------------------------------------------------------------------------------------------
                                                                          QUARTER ENDED
                                               ---------------------------------------------------------------------

                                                   MARCH 31,         JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                               ---------------- ----------------- ----------------- ----------------
                                                                (In thousands, except per share data)
1999
    Revenues................................      $     34,087     $      34,268     $      33,955     $     30,495
    Gross profit............................             5,683             6,662             5,896            5,147
    Income before tax provision.............               342             1,001               778              985
    Net income..............................               226               660               488              136
    Earnings per share......................              0.02              0.05              0.04             0.01
1998
    Revenues................................      $     26,457     $      27,496     $      30,431     $     32,537
    Gross profit............................             5,058             5,735             4,308            4,297
    Income (loss) before tax provision......               215               920              (146)          (5,970)
    Net income (loss).......................               141               522              (167)          (4,244)
    Earnings (loss) per share...............              0.01              0.04             (0.01)           (0.30)


Quarterly earnings per share may not add to annual earnings per share because of rounding and shares issued or repurchased during the year.

Changes in the effective tax rate had the effect of decreasing fourth quarter 1999 net income by approximately $291,000.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O -- LEGAL PROCEEDINGS

The Company has been the subject of an investigation by the United States Securities and Exchange Commission (SEC), initiated on September 9, 1997. The SEC has stated the purpose of its investigation is to determine if the Company may have violated certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, in connection with its recognition of revenue from the licensing of its proprietary software. The Company believes it complied fully with all applicable provisions of the federal securities laws. The Company is unaware of any activity regarding the investigation since approximately April 1998.

The Company is a party to legal proceedings which are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on the Company's liquidity, financial position or results of operations.

NOTE P -- PREFERRED SHARE PURCHASE RIGHTS

On April 29, 1997, the Company's Board of Directors authorized the distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of Common Stock of the Company. The terms of the rights plan are described in the Rights Agreement between the Company and U.S. Stock Transfer Corporation, dated May 6, 1997, as amended August 24, 1999. Each Right entitles shareholders to buy one one-hundredth of a share of a new series of preferred stock at a price of $80.

As distributed, the Rights trade together with the Common Stock of the Company and do not have any separate voting powers. They may be exercised or traded separately only after the earlier to occur of the following: (1) 10 days after any person or group of persons acquires 15% or more of the Company's Common Stock, (2) 10 business days after a person or group of persons announces an offer which, if completed, would result in its owning 15% or more of the Company's Common Stock, or (3) promptly after a declaration by the Board that a person who acquires 15% or more of the Company's Common Stock is an "Adverse Person" as defined by the Rights Agreement. Additionally, if the Company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the Right's exercise price, shares of the acquiring Company's Common Stock (or stock of the Company if it is the surviving corporation) having a market value of twice the Right's exercise price.

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

NOTE Q -- GE TECHTEAM, L.P.

During 1997, the Company formed GE TechTeam, L.P. (the "GE Joint Venture"), a joint venture between TechTeam and a unit of General Electric Appliances Division ("GEA"). The GE Joint Venture was formed to market and service extended warranty contracts for the personal computer industry. The GE Joint Venture, headquartered in Dallas, Texas, is operated by TechTeam and by GE Service Management, an operating unit of GEA. GE Service Management is a leading provider of extended service plans and warranty administration for products ranging from major appliances and consumer electronics to personal computers. GE Service Management offers extended service plans that cover numerous manufacturers, makes, and models, and it provides comprehensive service coverage for post-warranty products and service needs. TechTeam shares in the profits, if any, (up to an agreed upon limit) of this portion of the GE Joint Venture's business pro rata based on its partnership interest, 49.45%. Losses, if any, are reimbursed to the GE Joint Venture by GEA. Operations for this portion of the business were not profitable in 1999, 1998 or 1997.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE Q -- GE TECHTEAM, L.P. (continued)

On March 31, 1998, the Company sold its OEM call center contracts, consisting of its remaining unexpired contracts with Hewlett-Packard Corporation and a contract with 3Com Corporation, to GEA for $1.4 million. GEA then contributed those contracts to the GE Joint Venture for an agreed value of $1.4 million and an agreement that GEA shall receive all the joint venture's earnings from these contracts until GEA has recovered the $1.4 million. TechTeam is recognizing the gain related to this sale as the GE Joint Venture records earnings related to these contracts. Such earnings amounted to $184,129 for 1999 and $944,932 for 1998. The Company reimbursed GEA $270,939 in 1999 for the difference between the $1.4 million and the profit recognized on the contracts.

In September 1998, the GE Joint Venture began providing telephone and computer support for a major manufacturer of personal computers. TechTeam shares in the profits and losses of this portion of the GE Joint Venture's business pro rata based on its partnership interest. In 1999 and 1998, TechTeam recognized $(315,000) of losses and $143,849 of earnings, respectively, related to this contract.

Summarized financial data for the GE Joint Venture follows:


---------------------------------------------------------------------------------------------------------------------
                                                                                              DECEMBER 31,
Balance Sheet                                                                      ----------------------------------
                                                                                       1999                 1998
                                                                                   --------------     ---------------
                                                                                             (In thousands)
Assets

     Current assets...........................................................     $       8,518      $      11,947
     Property, plant, and equipment...........................................             3,622              3,227
     Other assets.............................................................            12,963             11,422
                                                                                   ==============     ==============
     Total assets.............................................................     $      25,103      $      26,596
                                                                                   ==============     ==============

     Liabilities and Joint Venture Partners' Capital

     Current liabilities......................................................     $      11,252      $      11,322
     Other liabilities........................................................            12,721             13,018
     Joint Venture Partners' Capital
        General Electric affiliated company...................................               580              1,357
        National TechTeam, Inc................................................               568                883
        Support Central LLC...................................................               (18 )               16
                                                                                   ==============     ==============
     Total Liabilities and Joint Venture Partners' Capital....................     $      25,103      $      26,596
                                                                                   ==============     ==============


                                                                                    YEAR ENDED DECEMBER 31,
 Statement of Operations                                                    1999              1998               1997
                                                                       --------------    --------------     --------------
                                                                                           (In thousands)

     Revenues....................................................      $      24,577     $      19,648      $       1,038
     Expenses....................................................             25,248            19,342              1,038
                                                                       ==============    ==============     ==============
     Net income (loss)...........................................      $        (671 )   $         306      $           0
                                                                       ==============    ==============     ==============


During 1999, the GE Joint Venture changed its overhead allocation method. Previously, costs were allocated to the contracts as a percentage of sales. In the fourth quarter of 1999, the Partnership began allocating costs based on headcount. This change resulted in a shift of expenses of approximately $1,074,000 from the GE Service Management contract to the OEM contracts. As the joint venture partners share in net income or losses on the OEM contracts in accordance with the joint venture agreement, the effect of the change allocates an additional $531,000 of costs to National TechTeam previously borne by GE Appliances. The change in allocation was approved by the GE Joint Board but was not agreed to by National TechTeam or its representatives on the Board.

                          INDEPENDENT AUDITORS' REPORT

THE PARTNERS
GE TECHTEAM LP:

We have audited the accompanying balance sheets of GE TechTeam LP as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital and cash flows for the years ended December 31, 1999 and 1998, and the period from inception (October 1, 1997) through December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GE TechTeam LP as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and the period from inception (October 1, 1997) through December 31, 1997, in conformity with generally accepted accounting principles.





Dallas, Texas                                                   /s/ KPMG LLP
February 11, 2000

                                 GE TECHTEAM LP

                                 Balance Sheets

                           December 31, 1999 and 1998


-------------------------------------------------------------------------------------------------------------------
                                    ASSETS                                              1999              1998
                                                                                  ---------------   ---------------
Current assets

    Cash and cash equivalents................................................      $      74,634     $     185,378
    Accounts receivable......................................................          2,109,570         2,312,790
    Receivables from related parties (Note 2)................................          6,089,220         9,307,387
    Prepaid expenses and other...............................................            244,123           141,418
                                                                                  ---------------   ---------------
TOTAL CURRENT ASSETS.........................................................          8,517,547        11,946,973

Receivables from related parties (Note 2)....................................         11,556,158         9,791,785
Property and equipment, net (Note 3).........................................          3,622,153         3,227,342
Capitalized software.........................................................          1,407,466         1,175,000
Customer contracts...........................................................                 --           455,068
                                                                                  ---------------   ---------------
TOTAL ASSETS.................................................................      $  25,103,324     $  26,596,168
                                                                                  ===============   ===============



                      LIABILITIES AND PARTNERS' CAPITAL
Accounts payable.............................................................      $     894,746     $     246,227
Accrued expenses.............................................................            475,862            63,622
Obligations under related party capital leases (Note 4)......................          1,188,100           637,630
Deferred revenue (Note 2)....................................................          7,000,546         8,376,710
Due to related parties (Note 2)..............................................          1,692,905         1,998,147
                                                                                  ---------------   ---------------
TOTAL CURRENT LIABILITIES....................................................         11,252,159        11,322,336

Deferred revenue (Note 2)....................................................         11,556,158        10,727,657
Obligations under related party capital leases (Note 4)......................          1,165,140         2,290,671
Partners' capital............................................................          1,129,867         2,255,504
                                                                                  ===============   ===============
TOTAL LIABILITIES AND PARTNERS' CAPITAL......................................      $  25,103,324     $  26,596,168
                                                                                  ===============   ===============



                 See accompanying notes to financial statements.

                            Statements of Operations

                Years ended December 31, 1999 and 1998 and Period from Inception (October 1, 1997) through December 31, 1997


-------------------------------------------------------------------------------------------------------------------------
                                                                       1999              1998               1997
                                                                 ---------------    --------------    ---------------
Revenues.....................................................    $   24,576,909     $  19,647,758     $    1,037,536


Costs of revenues:
    Cost of services.........................................        28,106,234        20,941,444            628,012
    Cost reimbursement (Note 2)..............................        (9,995,533)       (7,613,531)                --
                                                                 ---------------    --------------    ---------------
Total cost of revenues.......................................        18,110,701        13,327,913            628,012
                                                                 ---------------    --------------    ---------------
    Gross margin.............................................         6,466,208         6,319,845            409,524


Operating expenses:
    Selling, general and administrative......................         5,572,057         4,417,448            365,591
    Depreciation and amortization............................         1,576,308         1,386,020             43,933
                                                                 ---------------    --------------    ---------------
Total operating expenses.....................................         7,148,365         5,803,468            409,524

    Operating income (loss)..................................          (682,157)          516,377                 --
                                                                 ---------------    --------------    ---------------

Interest income..............................................           (11,589)          (19,637)                --
Interest expense.............................................                --           229,953                 --
                                                                 ---------------    --------------    ---------------
    Other expense, net                                                  (11,589)          210,316                 --
                                                                 ===============    ==============    ===============
Net income (loss)............................................          (670,568)    $     306,061                 --
                                                                 ===============    ==============    ===============


                 See accompanying notes to financial statements.

                   Statements of Changes in Partners' Capital

                Years ended December 31, 1999 and 1998 and Period from Inception (October 1, 1997) through December 31, 1997


--------------------------------------------------------------------------------------------------------------------------
                                                   SUPPORT           NATIONAL              GE              TOTAL
                                                 CENTRAL LLC         TECHTEAM          APPLIANCES
                                               ---------------   ----------------   ---------------   ---------------
Balance at October 1, 1997.................    $           --    $            --    $           --    $           --
    Contributions from partners............                --                 --                --                --
    Distributions to partners..............                --                 --                --                --
    Net income.............................                --                 --                --                --
                                               ---------------   ----------------   ---------------   ---------------
Balances at December 31, 1997..............                --                 --                --                --
    Contributions from partners............                --            739,275           755,100         1,494,375
    Contributed customer contracts.........                --                 --         1,400,000         1,400,000
    Distributions to partner...............                --                 --          (944,932)         (944,932)
    Net income.............................            15,303            143,849           146,909           306,061
                                               ---------------   ----------------   ---------------   ---------------
Balances at December 31, 1998..............            15,303            883,124         1,357,077         2,255,504
                                               ---------------   ----------------   ---------------   ---------------
    Distributions to partner...............                --                 --          (455,069)         (455,069)
    Net loss...............................           (33,528)          (315,167)         (321,873)         (670,568)
                                               ===============   ================   ===============   ===============
Balances at December 31, 1999..............    $      (18,225)   $       567,957    $      580,135    $    1,129,867
                                               ===============   ================   ===============   ===============

                     See accompanying notes to financial statements.

                             Statement of Cash Flows

                Years ended December 31, 1999 and 1998 and Period from Inception (October 1, 1997) through December 31, 1997



 ------------------------------------------------------------------------------------------------------------------------
                                                                       1999               1998               1997
                                                                  --------------     -------------     -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss).......................................       $  (670,568)       $  306,061        $       --
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
           Depreciation and amortization.....................         1,576,308         1,386,020            43,933
           Changes in operating assets and liabilities:
               Accounts receivable and receivables from
                  related parties............................         1,657,014        (4,842,356)      (16,569,606)
               Prepaid expenses and other....................          (102,705)         (141,418)               --
               Accounts payable and accrued expenses.........         1,060,759           309,849                --
               Due to related parties........................          (305,242)          234,605         1,763,542
               Deferred revenues.............................          (547,663)        3,572,296        15,532,071
                                                                  --------------     -------------     -------------
 CASH PROVIDED BY OPERATING ACTIVITIES.......................         2,667,903           825,057           769,940
                                                                  --------------     -------------     -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment.....................        (1,189,300)         (148,656)         (269,940)
     Capitalization of internally developed software.........          (332,466)         (800,000)         (500,000)
                                                                  --------------     -------------     -------------
 CASH USED IN INVESTING ACTIVITIES...........................        (1,521,766)         (948,656)         (769,940)
                                                                  --------------     -------------     -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Initial capital contribution from shareholders..........                --         1,494,375                --
     Distributions to partners...............................          (184,129)         (944,932)               --
     Repayments on capital leases............................        (1,072,752)         (240,466)               --
                                                                  --------------     -------------     -------------
 CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (1,256,881)          308,977                --
                                                                  --------------     -------------     -------------

 Increase (decrease) in cash and cash equivalents............          (110,744)          185,378                --
 Cash and cash equivalents at beginning of year..............           185,378                --                --
                                                                  --------------     -------------     -------------
 Cash and cash equivalents at the end of the year............       $    74,634        $  185,378                --
                                                                  ==============     =============     =============
 Supplemental disclosure of cash flow information -- cash
     paid during the year for interest expense...............       $   301,661        $  420,732        $       --
                                                                  ==============     =============     =============
 NONCASH INVESTING AND FINANCING ACTIVITIES:
     Assets acquired under capital leases....................       $   497,691        $3,168,767        $       --
                                                                  ==============     =============     =============
     Customer contracts contributed by partner...............       $        --        $1,400,000        $       --
                                                                  ==============     =============     =============
     Noncash distribution to partner.........................       $   270,940        $       --        $       --
                                                                  ==============     =============     =============

                 See accompanying notes to financial statements.

                          Notes to Financial Statements



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A)    FORMATION OF PARTNERSHIP AND BASIS OF PRESENTATION:

           GE TechTeam LP (the "Partnership") provides call center product support services related to extended warranty contracts for the personal computer industry. The Partnership was formed in September of 1997 as a joint venture between National TechTeam, Inc. (National TechTeam) and GE Appliances, a subsidiary of General Electric Company. The Partnership, headquartered in Dallas, Texas, is operated by National TechTeam, and GE Service Management, an operating unit of GE Appliances.

           The general partner of the Partnership is Support Central, LLC, a limited liability corporation. The limited partners are National TechTeam, and GE Appliances. Partnership interests as of December 31, 1999 and 1998 are as follows:



                          Support Central, LLC                       5 %
                          National TechTeam                         47 %
                          GE Appliances                             48 %


           National TechTeam and GE Appliances have ownership interests in Support Central, LLC, of 49% and 51%, respectively.

    (B)    PARTNERS' CAPITAL

           Initial Capital Contribution

           Based on terms agreed to at the time of the formation of the Partnership, National TechTeam and GE Appliances contributed $739,275 and $755,100, respectively.

           Additional Capital Contributions

           The Partners shall make additional capital contributions as may be unanimously agreed by the Board of Directors of the Partnership. During 1998, GE Appliances purchased customer contracts from National TechTeam for $1,400,000 and contributed such contracts to the Partnership.

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

           Income (Loss) Allocations

           Net income (loss) is allocated to the limited partners in proportion to their partnership interests, except as noted below:

                          Notes to Financial Statements



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           GE Appliances shall accept all losses on the Customer Service Provider (CSP) program contracts and shall adjust payments made under the Joint Venture Agreement in loss years such that revenues on the CSP contracts equal expenses. Net income on these contracts is to be divided 50.55% to GE Appliances and 49.45% to National TechTeam up to an agreed upon limit; thereafter net income is to be divided 75% to GE Appliances and 25% to National TechTeam.

           Income before taxes and amortization of the cost of the purchased contracts contributed to the Partnership by GE Appliances realized from the servicing of these contracts shall be assigned and allocated to GE Appliances until such time as GE Appliances has been allocated $1,400,000.

           Net income or net losses of all other Original Equipment Manufacturers (OEM) contracts are allocated 48% to GE Appliances and 47% to National TechTeam and 5% to Support Central.

    (C)    CASH EQUIVALENTS

           Cash equivalents consist of overnight repurchase agreements with the Company's depository institution.

    (D)    PROPERTY AND EQUIPMENT

           Property and equipment are stated at cost, net of accumulated depreciation. Depreciation on property and equipment is calculated on using an accelerated method over the estimated useful lives of the assets. The accelerated depreciation method utilized is consistent with the majority partner's method of depreciation. Property and equipment held under capital leases and leasehold improvements are amortized straight line over the estimated useful life of the asset.

    (E)    REVENUE RECOGNITION

           The Partnership has two types of contract agreements that it services. Its CSP program, which is contracted through GE Appliances (see note 2), and its OEM program.

           CSP extended warranty contracts typically have four-year terms. The Partnership recognized revenue earned on service contracts in accordance with FASB Technical Bulletin No 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (FTB 90-1). Accordingly, revenue on services contracts is recognized on a straight-line basis over the contract period. Amounts received in advance of recognition are recorded as deferred revenue on the accompanying balance sheets.

           Revenues from the OEM program are recognized as services are performed based on various factors such as number of calls received or call time.

    (F)    CAPITALIZED SOFTWARE

           In accordance with the AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Partnership has capitalized certain costs associated with the development of its proprietary call center software. Capitalization commences when the preliminary project stage is completed and it is probable that the project will be completed and the software will be used to perform the function intended. The capitalized cost reflected in the accompanying financial statements includes payments aggregating $1,632,466 for software licenses from National TechTeam by the Partnership and costs incurred by the Partnership during 1999 to customize the software.

                          Notes to Financial Statements



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           The Partnership evaluates the recoverability of its internally developed software and other intangibles whenever significant events or changes occur which might impair recovery of recorded costs, net of amortization. Such evaluation methodology is described in the Partnership's impairment policy (note j).

     (G)   INCOME TAXES

           No provision or credit for income taxes has been made since income taxes are the responsibility of the individual partners.

     (H)   INTANGIBLE ASSETS

           On March 31, 1998, GE Appliances purchased the rights to various contracts for call center product support related to extended warranty contracts from National TechTeam for $1,400,000. GE Appliances contributed the rights to these assets to the Partnership. The $1,400,000 contract value was amortized over one year from the date of the purchase in proportion to income earned on a pre-tax, pre-amortized basis. During 1999, the capitalized contracts amount was reduced by approximately $271,000 to give effect to the actual cash flow generated during the one-year measurement period. The reduction was recorded as a return to GE Appliances as the remaining contractual amount of $271,000 owed to GE Appliances pursuant to the agreement with National TechTeam was paid directly by National TechTeam. Total amortization expense for 1999 and 1998 was $184,129 and $944,932, respectively.

           Pursuant to the Joint Venture Agreement, income before taxes and amortization of the cost of the purchased assets realized from the servicing of these contracts through March 31, 1999 shall be assigned and allocated to GE Appliances until such time as GE Appliances has been allocated $1,400,000. During 1999 and 1998, $184,129 and
           $944,932, respectively, was allocated to GE Appliances.

     (I)   USE OF ESTIMATES

           Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of continent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (J)   IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
           OF

           The Partnership accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of. This Statement required that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                          Notes to Financial Statements



 (2)  RELATED PARTY TRANSACTIONS

      The Partnership, in the normal course of business, incurs substantially all of its business cost and expense from charges for services from its two limited partners, including payroll, occupancy, telephone and other items. National TechTeam and GE Services Management, an operating unit of GE Appliances, operate the Partnership. Prior to March 31, 1998, the two partners processed all accounting functions and cash disbursements. The Partnership has no employees and its personnel are provided by the Partners under cost reimbursement arrangements. National TechTeam charges the Partnership a benefits charge based on actual costs incurred per employee which was approximately $4,150,000 and $2,345,000 in 1999 and 1998, respectively, and a 4% general and administrative fee based on the biweekly payroll of approximately $843,000 and $630,000 in 1999 and 1998, respectively. Other expenses incurred by the Partnership and paid for by the respective partners are included in the accompanying financial statements. Total expenses incurred with National TechTeam were $28,106,234 and $22,779,803 in 1999 and 1998, respectively, and $2,012,581 and $2,183,302 with GE Appliances in 1999 and 1998, respectively.

      The Partnership receives advance payments from GE Service Management annually under its CSP agreements. The Partnership recognizes revenue earned on the CSP service contracts in accordance with FTB 90-1. Accordingly, revenue on CSP service contracts is recognized on a straight-line basis over the contract period. Amounts received in advance of recognition and future annul payments on existing contracts are recorded as deferred revenue on the accompanying balance sheet. Amounts to be received subsequent to 1999 from GE Service Management are included as receivables from related parties, noncurrent.

      Additionally, GE Appliances accepts all losses on the CSP contracts and adjusts payments made under the Joint Venture Agreement such that revenues on the CSP contracts equal expenses. During 1999 and 1998, the Partnership received an additional $9,995,533 and $7,613,531 respectively, from GE Appliances in adjustment payments to offset the losses experienced by the Partnership on the CSP contracts. This amount is included as an offset to cost of services on the accompanying statement of operations.

(3)   PROPERTY AND EQUIPMENT, NET

      Property and equipment at December 31, 1999 and 1998 consists of the following:



      ------------------------------------------------------------------------------------------------------------------

                                                                                        1999              1998
                                                                                    --------------   ---------------
      Computer hardware and software............................................     $  4,691,470     $   3,046,141
      Furniture and equipment...................................................          462,763           462,763
      Leasehold improvements....................................................          120,121            78,459
                                                                                    --------------   ---------------
                                                                                        5,274,354         3,587,363
      Less accumulated amortization.............................................       (1,652,201)         (360,021)
                                                                                    --------------   ---------------
      TOTAL PROPERTY AND EQUIPMENT..............................................     $  3,622,153     $   3,227,342
                                                                                    ==============   ===============

                          Notes to Financial Statements



(4)   LEASES

      The Partnership is obligated under various capital leases for a leasehold and certain property and equipment that expire at various dates during the next three to five years. The leasing company is a subsidiary of National TechTeam. At December 31, 1999 and 1998, the gross amount of property and equipment under capital leases was $3,666,458 and $3,168,767, respectively. Amortization of assets held under capital leases is included with depreciation and amortization expense and was $1,170,365 and $261,606 during 1999 and 1998, respectively.

      The Partnership also has certain noncancelable operating leases with National TechTeam, several of which remain in force until the dissolution of the Partnership. Rental expense for all operating leases during 1999 and 1998 was $1,147,659 and $466,878, respectively.

      Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1999 are:



      -------------------------------------------------------------------------------------------------------
                                                                            CAPITAL          OPERATING
                        YEAR ENDING DECEMBER 31,                            LEASES            LEASES
      --------------------------------------------------------------    ---------------   ---------------
      2000...........................................................   $    1,387,933    $    1,055,870
      2001...........................................................        1,055,418           944,536
      2002...........................................................          117,747           773,727
      2003 ..........................................................           65,499           546,120
      2004...........................................................           11,760                --
                                                                        ---------------   ---------------
      Total minimum lease payments...................................   $    2,638,357    $    3,320,253
                                                                                          ===============

      Less amount representing interest
      (at rates ranging from 14.40% to 15.96%).......................          285,117
                                                                        ---------------
      Present value of net minimum capital lease payments............        2,353,240
      Less current installments of obligations under capital leases..        1,188,100
                                                                        ---------------
      Obligations under capital leases, excluding
      current installments...........................................   $    1,165,140
                                                                        ===============


(5)   BUSINESS AND CREDIT CONCENTRATION RISK

      During 1999, the Partnership has four customers accounting for 99% of its revenues. During 1998, the Partnership had four customers accounting for 100% of its revenues. The CSP contracts from GE Appliances accounted for approximately 53% and 38% of its revenues in 1999 and 1998, respectively, before giving effect to the cost reimbursement for losses on the contracts. The Partnership has contracts with three other unrelated third parties, accounting for 31%, 9%, and 6% of revenue in 1999. Accounts receivable related to these three contracts accounted for 16%, 21%, and 59% of accounts receivable. The Partnership had contracts with three other unrelated third parties, accounting for 30%, 19% and 13% of revenue in 1998. Accounts receivable related to these three contracts accounted for 58%, 23% and 19% of accounts receivable.

                          Notes to Financial Statements



 (6)  OVERHEAD ALLOCATION

      During 1999, the Partnership changed its overhead allocation method. Previously, costs were allocated to the contracts as a percentage of sales. In the current year, the Partnership began allocating costs based on headcount. This change resulted in a shift of expenses of approximately $1,074,000 from the CSP contract to the OEM contracts. As the joint venture partners share in net income of losses in accordance with the joint venture agreement, the effect of the change allocates an additional $531,000 of costs to National TechTeam previously borne by GE Appliances under the CSP contract. The change in allocation was approved by the Partnership's Board but was not agreed to by National TechTeam or its representatives on the Partnership's Board.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in accountants, disagreements, or other events requiring reporting under this Item.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required is set forth under the caption "Election of Directors and Management Information" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be held on May 10, 2000, which is incorporated herein by reference.

Information required pertaining to compliance with Section 16(a) of the Securities and Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be held on May 10, 2000, which is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Information required is set forth under the caption "Compensation of Executive Officers" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be held on May 10, 1999, which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required is set forth under the caption "Election of Directors and Management Information -- Security Ownership of Certain Beneficial Holders and Management" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be held on May 10, 2000, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required is set forth under the caption "Compensation of Executive Officers -- Certain Relationships and Related Transactions" in the Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be held on May 10, 2000, which is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)       Certain documents filed as part of the Form 10-K.

         See Item 8. Financial Statements and Supplementary Data and (d) below.

b)       Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the last quarter of year ended December 31, 1999.

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


                                                NATIONAL TECHTEAM, INC.


Date: March 30, 2000            By: /s/M. Anthony Tam                               M. Anthony Tam
      --------------                ------------------
                                                                                    Vice President and
                                                                                    Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 2000.



/s/Harry A. Lewis                                                        Director, President, and
------------------------------------------------------------------
Harry A. Lewis                                                           Chief Executive Officer


/s/Kim A. Cooper                                                         Director
------------------------------------------------------------------
Kim A. Cooper


/s/Peter T. Kross                                                        Director
------------------------------------------------------------------
Peter T. Kross


/s/Wallace D. Riley                                                      Director
------------------------------------------------------------------
Wallace D. Riley


/s/Richard G. Somerlott                                                  Director
------------------------------------------------------------------
Richard G. Somerlott


/s/Jerome B. York                                                        Director
------------------------------------------------------------------
Jerome B. York


/s/Ronald T. Wong                                                        Director
------------------------------------------------------------------
Ronald T. Wong


                                INDEX OF EXHIBITS

All exhibits listed below that include a * indicate exhibits that are incorporated by reference. See the footnotes following the list of exhibits to locate those exhibits. All other exhibits are filed as part of this Form 10-K Report.


 -----------------------------------------------------------------------------------------------------------------------
                                                                                                           REFERENCE *
    EXHIBIT                                                                                                  OR PAGE
    NUMBER                                              EXHIBIT                                              NUMBER
 --------------  ---------------------------------------------------------------------------------------  --------------
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

      3.3        Bylaws of National TechTeam, Inc. as Amended and Restated May 26, 1998.                       *16

      4.1        1990 Nonqualified Stock Option Plan.                                                          *3

      4.2        Form of Stock Option Agreement used for grant of options to employees under the 1990          *4
                 Nonqualified Stock Option Plan.

      4.3        1996 Nonemployee Directors Stock Plan.                                                        *8

      4.4        Rights Agreement dated as of May 6, 1997, between National TechTeam, Inc. and U.S.            *11
                 Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the
                 Form of Certificate of Designations, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Stock.

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


-----------------------------------------------------------------------------------------------------------------------
                                                                                                           REFERENCE *
    EXHIBIT                                                                                                  OR PAGE
    NUMBER                                              EXHIBIT                                              NUMBER
--------------  ---------------------------------------------------------------------------------------  --------------
     10.4        Lease for office space in Dallas, Texas known as Lyndon Plaza between the Company and
                 *7 Dallas Lyndon Corporation dated August 17, 1995.

     10.5        Lease for office space in Troy, Michigan known as Troy Officenter B between the               *7
                 Company and WRC Properties, Inc. dated November 16, 1995.

     10.6        Office Space Lease for office space in Indianapolis, Indiana known as Market Square           *7
                 Center Building between the Company and MET Life International Real Estate Partners
                 Limited Partnership dated November 27, 1995.

     10.7        Third Amendment Lease Agreement dated March 29,1996 for office space in Southfield,           *8
                 Michigan between Eleven Inkster Associates and the Company.

     10.8        Lease for office space in Dearborn, Michigan between the Company and Dearborn Atrium          *9
                 Associates Limited Partnership dated November 18, 1996.

     10.9        Amendment No. 2 to the Lease Agreement between Dallas Lyndon Corporation, as                  *14
                 Landlord, and National TechTeam, Inc., as Tenant, dated January 16, 1998.

     10.10       Asset Purchase Agreement between General Electric Company and  National  TechTeam, Inc.       *15
                 dated March 31, 1998 relating to the sale and transfer by TechTeam of its OEM call center contracts with Hewlett-Packard Corporation and 3Com Corporation.

     10.11       Credit Authorization Agreement in the principal amount of $25,000,000 between the             *16
                 Company and NBD Bank dated May 29, 1998.

     10.12       Employment Agreement dated as of January 1, 1999 between National TechTeam, Inc. and          *16
                 Harry A. Lewis.

     10.13       Employment Agreement dated as of January 1, 1999 between National TechTeam, Inc. and          *16
                 William F. Coyro Jr.

      21         List of subsidiaries of National TechTeam, Inc.                                                50

     23.1        Consent of Ernst & Young LLP                                                                   --

     23.2        Consent of KPMG LLP                                                                            --

      27         Financial Data Schedule (for SEC use only) (filed herewith).








  --------------------------------------------------------------------------------------------------------------
  *1       Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1987.

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

  *16      Incorporated by reference to the Company's Report on Form 10-K dated March 31, 1999.
