Form 10-Q
period 2000-03-31
NATIONAL TECHTEAM INC /DE/
filed 2000-05-15
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      10-Q

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2000



  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                    For the transition period from     to

                         Commission file number 0-16284


                             NATIONAL TECHTEAM, INC.
                         -------------------------------
                         (Name of issuer in its charter)

DELAWARE                                                              38-2774613
-----------                                                           ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 835 Mason Street, Suite 200, Dearborn, MI 48124
                 -----------------------------------------------
               (Address of principal executive offices)(Zip Code)


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

               |X| Yes |_| No

 The number of shares of the registrant's only class of common stock outstanding at May 5, 2000 was 13,299,708.

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

                            NATIONAL TECHTEAM, INC.
                                   FORM 10-Q
                                     INDEX

---------------------------------------------------------------------------------------------------------------------

                                                                                                                PAGE
                                  INDEX                                                                        NUMBER
---------------------------------------------------------------------------------------------------------------------
 PART I - FINANCIAL INFORMATION

 ITEM 1.

 Condensed Consolidated Statements of Operations (Unaudited)                                                     3
          Three Months Ended
          March 31, 2000 and 1999

 Condensed Consolidated Statements of Financial Position (Unaudited)                                           4 - 5
          March 31, 2000 and December 31, 1999

 Condensed Consolidated Statements of Cash Flows (Unaudited)                                                     6
          March 31, 2000 and 1999

 Notes to the Condensed Consolidated Financial Statements - March 31, 2000 (Unaudited)                         7 - 10

 ITEM 2.

 Management's Discussion and Analysis of Financial Condition and Results of Operations                        11 - 13

 PART II - OTHER INFORMATION

 ITEM 1.

 Legal Proceedings                                                                                               13

 ITEM 6.

 Exhibits and Reports on Form 8-K                                                                                13

 Signatures                                                                                                      14
-----------------------------------------------------------------------------------------------------------------------

                         PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

               NATIONAL TECHTEAM, INC. AND SUBSIDIARIES CONDENSED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  --------------------------------
                                                                                       2000             1999
                                                                                  ---------------  ---------------
                                                                                     (IN THOUSANDS, EXCEPT PER
                                                                                            SHARE DATA)

REVENUES
    Corporate Services
       Corporate help desk services.............................................  $       11,195   $        9,014
       Technical staffing.......................................................           4,455            6,470
       Systems integration......................................................           4,312            4,996
       Training programs........................................................             819            1,395
                                                                                  ---------------  ---------------
    Total Corporate Services....................................................          20,781           21,875
                                                                                  ---------------  ---------------
    OEM Call Center Services....................................................           4,865            8,210
    Leasing Operations..........................................................           6,331            4,002
                                                                                  --------------   ---------------
TOTAL REVENUES..................................................................          31,977           34,087
COST OF SERVICES DELIVERED......................................................          25,744           28,403
                                                                                  ---------------  ---------------
GROSS PROFIT....................................................................           6,233            5,684
                                                                                  ---------------  ---------------
OTHER EXPENSES
    Selling, general and administrative.........................................           5,213            5,071
    Michigan Single Business Tax and other......................................             175              231
                                                                                  ---------------  ---------------
TOTAL OTHER EXPENSES............................................................           5,388            5,302
                                                                                  ---------------  ---------------

Operating income ...............................................................             845              382
                                                                                  ---------------  ---------------

Interest income.................................................................             160              192
Interest expense................................................................             367              232
                                                                                  ---------------  ---------------
NET INTEREST EXPENSE ...........................................................             207               40
                                                                                  ---------------  ---------------

Income before income taxes......................................................             638              342
Income tax expense..............................................................             297              116
                                                                                  ---------------  ---------------
NET INCOME .....................................................................  $          341   $          226
                                                                                  ===============  ===============
BASIC AND DILUTED EARNINGS PER SHARE............................................  $         0.03   $         0.02
                                                                                  ===============  ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic.......................................................................          13,284           13,483
    Net effect of dilutive stock options........................................              21               38
                                                                                  ---------------  ---------------
    Diluted.....................................................................          13,305           13,521
                                                                                  ===============  ===============

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------------------------

NET INCOME, AS SET FORTH ABOVE..................................................  $          341   $          226

Foreign currency translation adjustments........................................             (53)             (61)
                                                                                  --------------   ---------------
COMPREHENSIVE INCOME ...........................................................  $          288   $          165
                                                                                  ==============   ===============

                             See accompanying notes.

               NATIONAL TECHTEAM, INC. AND SUBSIDIARIES CONDENSED
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)



--------------------------------------------------------------------------------------------------------------------

                                                                                      MARCH 31,       DECEMBER 31,
                                     ASSETS                                              2000             1999
--------------------------------------------------------------------------------    ---------------  ---------------
                                                                                            (IN THOUSANDS)
CURRENT ASSETS
    Cash and cash equivalents...................................................    $        9,794   $       14,192
    Accounts receivable (less allowances of $250,000 at March 31, 2000
       and $225,000 at December 31, 1999).......................................            25,071           23,649
    Refundable income tax.......................................................             1,443            1,039
    Inventories.................................................................               335            1,388
    Prepaid expenses and other..................................................             1,528            1,816
    Deferred income tax.........................................................               327              327
                                                                                    ---------------  ---------------
                                                                                            38,498           42,411
                                                                                    ---------------  ---------------

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Computer equipment and office furniture ....................................            19,870           19,572
    Purchased software..........................................................             5,917            5,340
    Leasehold improvements......................................................             2,732            1,870
    Transportation equipment....................................................               284              286
                                                                                    ---------------  ---------------
                                                                                            28,803           27,068
    Less -- Accumulated depreciation and amortization...........................            20,032           19,249
                                                                                    ---------------  ---------------
                                                                                             8,771            7,819
                                                                                    ---------------  ---------------

OTHER ASSETS
    Leased equipment and other investments in leases............................            56,195           49,500
    Intangibles (less accumulated amortization of $11,782,000 at
       March 31, 2000 and $10,831,000 at December 31, 1999).....................             8,336            9,287
    Investment in GE Joint Venture..............................................               475              568
    Deferred income tax.........................................................             1,263            1,263
    Other.......................................................................             2,481            1,459
                                                                                    ---------------  ---------------
                                                                                            68,750           62,077
                                                                                    --------------   ---------------
TOTAL ASSETS....................................................................    $      116,019   $      112,307
                                                                                    ===============  ===============


                             See accompanying notes.

               NATIONAL TECHTEAM, INC. AND SUBSIDIARIES CONDENSED
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (continued)
                                   (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------
                                                                                       MARCH 31,      DECEMBER 31,
                     LIABILITIES AND SHAREHOLDERS' EQUITY                                2000             1999
--------------------------------------------------------------------------------     --------------   --------------
                                                                                             (IN THOUSANDS)
CURRENT LIABILITIES
    Accounts payable...........................................................      $       3,580    $       2,442
    Accrued payroll, related taxes and withholdings............................              3,968            3,285
    Deferred revenues and unapplied receipts...................................                673              838
    Accrued expenses and taxes.................................................                984              784
    Current portion of long-term debt..........................................             11,790           10,568
    Other......................................................................                 85              152
                                                                                     --------------   --------------
                                                                                            21,080           18,069
                                                                                     --------------   --------------

LONG-TERM DEBT.................................................................             10,202           10,030





SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01, 5,000,000 shares authorized, none issued
    Common stock, par value $.01, 5,000,000 shares authorized,
       Issued -- 16,723,000 and 16,717,400 shares at
       March 31, 2000 and December 31, 1999, respectively......................                167              167
    Additional paid-in capital.................................................            111,055          111,092
    Retained earnings..........................................................              2,612            2,271
    Accumulated other comprehensive............................................               (102)             (49)
                                                                                     --------------   --------------
                                                                                           113,732          113,481
    Less -- Treasury stock (3,423,292 and 3,451,323 shares at March 31, 2000
       and December 31, 1999, respectively)....................................             28,995           29,273
                                                                                     --------------   --------------
    Total shareholders' equity.................................................             84,737           84,208
                                                                                     --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................................      $     116,019    $     112,307
                                                                                     ==============   ==============


                            See accompanying notes.

               NATIONAL TECHTEAM, INC. AND SUBSIDIARIES CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     --------------------------------
                                                                                         2000              1999
                                                                                     --------------   ---------------
                                                                                             (IN THOUSANDS)
 OPERATING ACTIVITIES
     Net income.................................................................     $         341    $          226
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and Amortization........................................             6,451             3,763
           Treasury stock contributed to 401(k) plan and other..................               215               201
           Changes in operating assets and liabilities..........................             1,393            (4,001)
                                                                                     --------------   ---------------
        Net cash provided by operating activities...............................             8,400               189
                                                                                     --------------   ---------------

 INVESTING ACTIVITIES
     Purchase of leased equipment, net..........................................           (11,753)           (5,777)
     Investment in direct financing leases and residuals........................                87               312
     Purchase of property, equipment and software, net..........................            (1,481)             (228)
     Other .....................................................................            (1,018)             (299)
                                                                                     --------------   ---------------
        Net cash used in investing activities...................................           (14,165)           (5,992)
                                                                                     --------------   ---------------

 FINANCING ACTIVITIES
     Purchase of Company common stock...........................................                 -            (1,478)
     Proceeds (payments) on notes payable, net..................................             1,394            (2,293)
     Proceeds from issuance of common stock.....................................                26                34
     Other......................................................................               (53)              (61)
                                                                                     --------------   ---------------
        Net cash provided by (used) in financing activities.....................             1,367            (3,798)
                                                                                     --------------   ---------------
        Decrease in cash and cash equivalents...................................            (4,398)           (9,601)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............................            14,192            22,696
                                                                                     --------------   ---------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................................     $       9,794    $       13,095
                                                                                     ==============   ===============


                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 2000
                                   (UNAUDITED)



The accompanying unaudited consolidated financial statements have been prepared by National TechTeam, Inc. ("TechTeam" or "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made to the 2000 financial statements in order to conform to the 1999 financial statement presentation.

NOTE A -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and are calculated using the treasury stock method.

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from clients which represented ten percent or more of total revenue are as follows:


----------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED MARCH 31,
                                      --------------------------------------------------------------------------------
                                                       2000                                    1999
                                      --------------------------------------- ----------------------------------------
                                                                      (IN THOUSANDS)
                                      --------------------------------------------------------------------------------
                                           AMOUNT          PERCENT OF TOTAL          AMOUNT          PERCENT OF TOTAL
                                      -----------------    -----------------    -----------------    -----------------
Ford Motor Company..................  $          8,938                 28.0%    $          5,943                 17.4%

DaimlerChrysler.....................             6,200                 19.4%               7,500                 22.0%

GE TechTeam, L.P....................             4,865                 15.2%               8,210                 24.0%

NOTE C -- LEGAL PROCEEDINGS

Refer to Part II, Item 1 for a description of legal proceedings.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 2000
                                   (UNAUDITED)



NOTE D -- SEGMENT REPORTING


---------------------------------------------------------------------------------------------------------------------------
                                            CORPORATE SERVICES
                       --------------------------------------------------------------

                       CORPORATE                                                      OEM CALL
                       HELP DESK   TECHNICAL     SYSTEMS     TRAINING                  CENTER       LEASING
                       SERVICES    STAFFING    INTEGRATION   PROGRAMS       TOTAL     SERVICES    OPERATIONS      TOTAL
                       ---------- ------------ ------------ ------------ ------------ ----------- ------------ ------------

                                                              (IN THOUSANDS)
                      -----------------------------------------------------------------------------------------------------
Three months ended
March 31, 2000
--------------------
Revenues............    $  11,195   $   4,455    $     4,312  $     819    $  20,781   $   4,865    $   6,331    $  31,977

Gross profit........        3,545         676            435         52        4,708         165        1,360        6,233

Depreciation and
    amortization....          194          72              7         13          286         67         4,971        5,324

Expenditures for
    property, net....       1,114         614              8        -          1,736         -           (255)       1,481

Three months ended
March 31, 1999
--------------------
Revenues............    $   9,014   $   6,470    $     4,996  $   1,395    $  21,875   $   8,210    $   4,002    $  34,087

Gross profit
    (loss)..........        1,543       1,736            865        (59)       4,085         675          924        5,684

Depreciation and
    amortization....          156         166             64         43          429         133        2,077        2,639

Expenditures for
    property, net...           51          54             20         14          139          43           46          228

Segment Assets
--------------------
March 31, 2000          $  12,042   $   5,191    $     5,227  $   1,006    $  23,466   $   4,064    $  70,043    $  97,573

December 31, 1999           9,023       4,735          6,142        948       20,848       4,841       64,608       90,297


                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 2000
                                   (UNAUDITED)



NOTE D -- SEGMENT REPORTING (continued)

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:


-------------------------------------------------------------------------------------------------------------------


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                           ---------------------------------
                                                                                2000              1999
                                                                           ---------------   ---------------
                                                                                    (IN THOUSANDS)
Depreciation and amortization
    Total for reportable segments......................................    $        5,324    $        2,639
    Corporate assets...................................................             1,127             1,124
                                                                           ---------------   ---------------
       Total depreciation and amortization.............................    $        6,451    $        3,763
                                                                           ==============    ===============


                                                                             MARCH 31,        DECEMBER 31,
                                                                                2000              1999
                                                                           ---------------   ---------------
                                                                                    (IN THOUSANDS)
Assets
    Total assets for reportable segments...............................    $       97,573    $       90,297
    Corporate assets...................................................            18,446            22,010
                                                                           ---------------   ---------------
       Total assets....................................................    $      116,019    $      112,307
                                                                           ===============   ===============


NOTE E -- GE TECHTEAM, L.P.

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

GE Service Management is a leading provider of extended service plans and warranty administration for products ranging from major appliances and consumer electronics to personal computers. GE Service Management offers extended service plans that cover numerous manufacturers, makes, and models, and it provides comprehensive service coverage for post-warranty products and service needs. The GE Joint Venture provides call taking and service contract administration services for GE Service Management. TechTeam shares in the profits, if any, (up to an agreed upon limit) of this portion of the GE Joint Venture's business pro rata based on its partnership interest, 49.45%. Losses, if any, are reimbursed to the GE Joint Venture by GEA. Operations for this portion of the business have not been profitable to date.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 2000
                                   (UNAUDITED)

NOTE E -- GE TECHTEAM, L.P. (continued)

The GE Joint Venture also provides call center services to original equipment manufacturers of personal computer products. TechTeam shares in the profits and losses of this portion of the GE Joint Venture's business pro rata based on its partnership interest. Such losses amounted to $111,000 for the quarter ended March 31, 2000.

Summarized financial data for the GE Joint Venture follows:

 -----------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31
                                                                            --------------------------------
 Statement of Operations
                                                                                 2000              1999
                                                                            --------------    --------------
                                                                                    (IN THOUSANDS)

     Revenues..........................................................     $       5,269     $       8,281
     Expenses..........................................................            (7,514)           (9,632)
     Cost reimbursement - GE Appliances................................             2,134             1,491
                                                                            ==============    ==============
     Pre-tax income (loss).............................................     $        (111)    $         140
                                                                            ==============    ==============


NOTE F - LEASING OPERATIONS

The Company has restructured its leasing operations. The restructuring occurred, in part, through a series of agreements with former employees and officers of TechTeam Capital Group, L.L.C., signed April 3, 2000, and effective as of March 31, 2000. These employees and officers, and a company formed by some of them, have purchased certain assets of TechTeam Capital Group, L.L.C., and assumed certain liabilities, such as the sublease of the Company's Farmington Hills, Michigan facility. The new company will perform services for the management of the lease portfolio, and will be paid fees aggregating $675,000 for these services over a four-year period. Should the new company remarket the off lease equipment for the Company, the new company will receive 100% of the amount received in excess of the recorded residual values of said equipment. The agreements included a Separation and Release Agreement with the employees and officers. One of the agreements increased the period, to four years from three years, for determining the amount of the contingent payment provided in the original purchase of TechTeam Capital Group. The reorganization has resulted in a reduction of staff and overhead costs, and will appreciably reduce TechTeam Capital Group's future leasing transactions. The Company expects that the run-out of the lease portfolio will provide a substantial amount of cash after the repayment of related outstanding notes payable.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Our actual results may differ materially from those included in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We do not undertake an obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 1999.

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

OEM CALL CENTER SERVICES

TechTeam offers OEM call center services through the GE Joint Venture. TechTeam provides the Joint Venture with technicians to answer support calls related to extended warranty contracts for the personal computer industry. See Note E in the notes to the consolidated financial statements for additional information on the GE TechTeam Joint Venture.


LEASING OPERATIONS

TechTeam Capital Group writes leases for computer, telecommunications, and many forms of capital equipment ranging in lease terms from 2 - 5 years. Project financing is also available for roll-in or build-out periods from 6 - 12 months. Lease options include operating leases, direct financing leases, technology refreshes, and sale/leasebacks.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

Revenues decreased 6.2% to $32.0 million from $34.1 million. The decrease resulted from revenue decreases in OEM Call Center Services of $3.3 million, technical staffing of $2.0 million, system integration revenues of $0.6 million, and training program revenues of $0.6 million, offset by revenue increases in corporate help desk services of $2.2 million and leasing operations of $2.3 million. OEM call center revenues were down due to a large decrease in business volume by an OEM customer at the GE (General Electric)/TechTeam joint venture. Technical staffing revenues decreased due to non-recurring revenue related to the implementation of a quality system program for a major client. Systems integration revenues decreased due to reduction in revenue related to Year 2000 remediation services which were provided to a local government in 1999. Training revenues decreased due to the completion of a non-recurring training programs at two large clients. Corporate help desk revenues increased due to continued expansion of global help desk services at Ford Motor Company and additional revenues generated by the Belgium call center office. Leasing revenues increased due to operating lease sales to a new large telecommunication customer which took place late in 1999 and continued into 2000.

Gross profit increased as a percentage of sales to 19.5% from 16.7%. The increase was primarily due to realizing better margins on existing corporate help desk revenues through expansion of ongoing projects while reducing related incremental cost due to the Company's cost containment initiatives.

Selling, General and Administrative expenses remained constant at approximately $5.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided from Operations

Cash flow provided from operating activities was $8.4 million for the three months ended March 31, 2000. Cash flow provided was primarily due to earnings, combined with $6.4 million of non-cash depreciation and amortization expense mainly related to the leasing operations and a net increase of $1.4 million in operating assets and liabilities.

Cash Flow Used by Investing Activities

Cash flow used by investing activities was $14.1 million, principally to purchase equipment to be leased to customers for the leasing operations.

Cash Flow Used in Financing Activities

Cash flow provided by financing activities was $1.4 million, principally from borrowings to finance leasing operations.

The Company's working capital position at March 21, 2000 was $17.4 million compared to $24.3 million at December 31, 1999.

The Company has a line-of-credit agreement with Bank One which provides for short-term borrowings of up to $25 million at the prime rate, the line-of-credit is unsecured. There were no borrowings under this line at March 31, 2000.

The Company believes that cash flows from operations, together with current short-term assets and borrowings available under the Company's line-of-credit will continue to be sufficient to meet its ongoing working capital needs.

IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The company expensed approximately $300,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


                          PART II -- OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

The Company is a party to legal proceedings, which are routine, and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on the Company's liquidity, financial position or results of operations.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.15 Sale of certain assets of TechTeam Capital Group, LLC to Newco Consultants, LLC effective March 31, 2000.

     27       Financial Data Schedule

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter ended March 31, 2000.


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



                                National TechTeam, Inc.
                                -----------------------
                                         (Registrant)


    Date:     05/12/00          By: /s/ Harry A. Lewis
                                    ------------------
                                    Harry A. Lewis
                                    Chief Executive Officer
                                    and President


    Date:     05/12/00          By: /s/ M. Anthony Tam
                                    ------------------
                                    M. Anthony Tam
                                    Vice President,
                                    Chief Financial Officer and Treasurer

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
  10.15                       Sale of certain assets of TechTeam Capital
                              Group, LLC to Newco Consultants, LLC effective
                              March 31, 2000

  27                          Financial Data Schedule