Form 10-Q
period 2000-06-30
NATIONAL TECHTEAM INC /DE/
filed 2000-08-14
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      10-Q

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended: June 30, 2000



  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from     to
                                                  ----   ----

                         Commission file number 0-16284


                            NATIONAL TECHTEAM, INC.
                           -------------------------
                        (Name of issuer in its charter)

   DELAWARE                                               38-2774613
   ---------                                          -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification No.)

                835 Mason Street, Suite 200, Dearborn, MI 48124
               -------------------------------------------------
              (Address of principal executive offices) (Zip Code)





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

                                 |X| Yes |_| No

  The number of shares of the registrant's only class of common stock outstanding at July 31, 2000 was 12,688,766.

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

                             NATIONAL TECHTEAM, INC.

                                    FORM 10-Q

                                      INDEX

-------------------------------------------------------------------------------------------------------------------------
                                                                                                                PAGE
                                                   INDEX                                                       NUMBER
--------------------------------------------------------------------------------------------------------     ------------


 PART I - FINANCIAL INFORMATION
 ITEM 1.
 Condensed Consolidated Statements of Operations (Unaudited)                                                     3
          Three and Six Months Ended
          June 30, 2000 and 1999
 Condensed Consolidated Statements of Financial Position (Unaudited)                                           4 - 5
          June 30, 2000 and December 31, 1999
 Condensed Consolidated Statements of Cash Flows (Unaudited)                                                     6
          Six Months Ended
          June 30, 2000 and 1999
 Notes to the Condensed Consolidated Financial Statements - June 30, 1999 (Unaudited)                          7 - 11
 ITEM 2.
 Management's Discussion and Analysis of Financial Condition and Results of Operations                        12 - 14
 PART II - OTHER INFORMATION
 ITEM 1.
 Legal Proceedings                                                                                              15
 ITEM 4.
 Submission of Matters to a Vote of Security Holders                                                            15
 ITEM 5.
 Other Information                                                                                              15
 ITEM 6.
 Exhibits and Reports on Form 8-K                                                                               16
 Signatures                                                                                                     16


-------------------------------------------------------------------------------------------------------------------------

                         PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------


                                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------    -------------------------
                                                            2000         1999            2000         1999
                                                            ----         ----            ----         ----
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES
    Corporate Services
       Corporate help desk services..................   $   11,267    $     9,478   $   22,462    $   18,492
       Technical staffing............................        4,573          5,419        9,028        11,889
       Systems integration...........................        3,834          5,654        8,146        10,650
       Training programs.............................          953          1,386        1,772         2,781
                                                        ----------    -----------   ----------    ----------
    Total Corporate Services.........................       20,627         21,937       41,408        43,812
                                                        ----------    -----------   ----------    ----------
    OEM Call Center Services.........................        3,716          6,684        8,581        14,894
    Leasing Operations...............................        8,616          5,647       14,947         9,649
                                                        ----------    -----------   ----------    ----------
TOTAL REVENUES.......................................       32,959         34,268       64,936        68,355
COST OF SERVICES DELIVERED...........................       25,004         27,606       50,748        56,010
                                                        ----------    -----------   ----------    ----------
GROSS PROFIT.........................................        7,955          6,662       14,188        12,345
                                                        ----------    -----------   ----------    ----------
OTHER EXPENSES
    Selling, general and administrative..............        5,406          5,368       10,619        10,438
    Michigan Single Business Tax and other...........          200            182          375           413
                                                        ----------    -----------   ----------    ----------
TOTAL OTHER EXPENSES.................................        5,606          5,550       10,994        10,851
                                                        ----------    -----------   ----------    ----------
Operating income.....................................        2,349          1,112        3,194         1,494
                                                        ----------    -----------   ----------    ----------

Interest income......................................          153            108          313           300
Interest expense.....................................          430            219          797           451
                                                        ----------    -----------   ----------    ----------
NET INTEREST EXPENSE.................................          277            111          484           151
                                                        ----------    -----------   ----------    ----------

Income before income taxes...........................        2,072          1,001        2,710         1,343
Income tax expense...................................          961            341        1,258           457
                                                        ----------    -----------   ----------    ----------
NET INCOME...........................................   $    1,111    $       660   $    1,452    $      886
                                                        ==========    ===========   ==========    ==========
BASIC AND DILUTED EARNINGS PER SHARE.................   $     0.08    $      0.05   $     0.11    $     0.07
                                                        ==========    ===========   ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic............................................       13,188         13,193       13,164        13,337
    Net effect of dilutive stock options.............                          23           13            31
                                                        ----------    -----------   ----------    ----------
    Diluted..........................................       13,188         13,216       13,177        13,368
                                                        ==========    ===========   ==========    ==========


                                      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
----------------------------------------------------------------------------------------------------------------

NET INCOME, AS SET FORTH ABOVE.......................   $   1,111     $       660   $    1,452    $      886

Foreign currency translation adjustments.............         (15)           (104)         (68)         (165)
                                                        ---------     -----------   ----------    ----------
COMPREHENSIVE INCOME.................................   $   1,096     $       556   $    1,384    $      721
                                                        =========     ===========   ==========    ==========

                            See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)


----------------------------------------------------------------------------------------------------------------
                                                                                 JUNE 30,         DECEMBER 31,
                             ASSETS                                                2000               1999
---------------------------------------------------------------------------   --------------     ---------------
                                                                                      (IN THOUSANDS)

CURRENT ASSETS
    Cash and cash equivalents .............................................    $ 12,616           $ 14,192
    Accounts receivable (less allowances of $250,000 at
       June 30, 2000 and $225,000 at December 31, 1999) ...................      25,355             23,649
    Refundable income tax .................................................         804              1,039
    Inventories ...........................................................         323              1,388
    Prepaid expenses and other ............................................       1,596              1,816
    Deferred income tax ...................................................         327                327
                                                                               --------           --------
                                                                                 41,021             42,411
                                                                               --------           --------

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Computer Equipment and office furniture ................................     20,071             19,572
    Purchased software .....................................................      6,576              5,340
    Leasehold improvements .................................................      2,710              1,870
    Transportation equipment ...............................................        286                286
                                                                               --------           --------
                                                                                 29,643             27,068
    Less-- Accumulated depreciation and amortization .......................     21,112             19,249
                                                                               --------           --------
                                                                                  8,531              7,819
                                                                               --------           --------

OTHER ASSETS
    Leased equipment and other investments in leases .......................     52,326             49,500
    Intangibles (less accumulated amortization of $12,781,000 at
       June 30, 2000 and $10,831,000 at December 31, 1999) .................      7,337              9,287
    Investment in GE Joint Venture .........................................        258                568
    Deferred income tax ....................................................      1,263              1,263
    Other ..................................................................      2,327              1,459
                                                                               --------           --------
                                                                                 63,511             62,077
                                                                               --------           --------
TOTAL ASSETS ...............................................................   $113,063           $112,307
                                                                               ========           ========


                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (continued)
                                   (UNAUDITED)


----------------------------------------------------------------------------------------------------------
                                                                                JUNE 30,      DECEMBER 31,
                 LIABILITIES AND SHAREHOLDERS' EQUITY                             2000            1999
-----------------------------------------------------------------------      -----------     -------------
                                                                                     (IN THOUSANDS)

CURRENT LIABILITIES
    Accounts payable...................................................    $       1,691     $     2,442
    Accrued payroll, related taxes and withholdings....................            3,236           3,285
    Deferred revenues and unapplied receipts...........................              679             838
    Accrued expenses and taxes.........................................            1,841             784
    Current portion of long term debt..................................           12,078          10,568
    Other..............................................................              644             152
                                                                           -------------    ------------
                                                                                  20,169          18,069
                                                                           -------------    ------------

LONG-TERM DEBT.........................................................            8,683          10,030

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01,  5,000,000 shares authorized, none issued
    Common stock, par value $.01, 45,000,000 shares authorized, issued --
       16,723,000 and 16,717,400 shares at
       June 30, 2000 and December 31, 1999, respectively...............              167             167
    Additional paid-in capital.........................................          110,854         111,092
    Retained earnings..................................................            3,724           2,271
    Accumulated other comprehensive loss...............................             (117)            (49)
                                                                           -------------     -----------
                                                                                 114,628         113,481
    Less -- Treasury stock 3,856,389 and 3,451,323 shares
       at June 30, 2000 and December 31, 1999, respectively............           30,417          29,273
                                                                           -------------     -----------
    Total shareholders' equity.........................................           84,211          84,208
                                                                           -------------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................    $     113,063     $   112,307
                                                                           =============     ===========


                            See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------
                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                            ---------------------------------
                                                                                  2000             1999
                                                                            ---------------   ---------------
                                                                                     (IN THOUSANDS)

 OPERATING ACTIVITIES
     Net income........................................................      $     1,452        $      886
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and Amortization...............................           13,186             9,984
           Treasury stock contributed to 401(k) plan and other.........              419               574
           Changes in operating assets and liabilities.................              798            (2,859)
                                                                             -----------        ----------
           Net cash provided by operating activities...................           15,855             8,585
                                                                             -----------        ----------

 INVESTING ACTIVITIES
     Purchase of leased equipment, net.................................          (11,545)           (9,522)
     Investment in direct financing leases and residuals...............             (907)              681
     Purchase of property, equipment and software, net.................           (2,321)           (1,270)
     Other ............................................................             (953)             (133)
                                                                             -----------        ----------
        Net cash used in investing activities..........................          (15,726)           (9,447)
                                                                             -----------        ----------

 FINANCING ACTIVITIES
     Purchase of Company common stock..................................           (1,827)           (2,497)
     Proceeds (payments) on notes payable, net.........................              163            (6,438)
     Proceeds from issuance of common stock............................               26                34
     Other.............................................................              (67)             (165)
                                                                             -----------        ----------
        Net cash used in financing activities..........................           (1,705)           (9,066)
                                                                            ------------        ----------
        Decrease in cash and cash equivalents..........................           (1,576)           (9,928)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................           14,192            22,696
                                                                            ------------        ----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD............................     $     12,616        $   12,768
                                                                            ============        ==========

                            See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements have been prepared by National TechTeam, Inc. ("TechTeam" or "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made to the 1999 financial statements in order to conform to the 2000 financial statement presentation.

NOTE A -- EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and are calculated using the treasury stock method.

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from clients which represented ten percent or more of total revenue are as follows:


----------------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED JUNE 30,
                                        ------------------------------------------------------------------------------
                                                        2000                                    1999
                                        -----------------------------------   ----------------------------------------
                                                                      (IN THOUSANDS)
                                        ------------------------------------------------------------------------------
                                           AMOUNT          PERCENT OF TOTAL          AMOUNT          PERCENT OF TOTAL
                                        -------------      ----------------     --------------       -----------------

Ford Motor Company..................     $     10,365       $        31.4%      $      3,506         $          10.2%
DaimlerChrysler.....................            5,557                16.9%             5,370                    15.7%
GE TechTeam, L.P....................            3,716                11.3%             6,684                    19.5%


                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE B-- REVENUES FROM MAJOR CLIENTS (continued)

----------------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED JUNE 30,
                                        ------------------------------------------------------------------------------
                                                        2000                                    1999
                                        ----------------------------------      --------------------------------------
                                                                      (IN THOUSANDS)
                                        ------------------------------------------------------------------------------
                                           AMOUNT          PERCENT OF TOTAL          AMOUNT          PERCENT OF TOTAL
                                        -------------      ----------------      --------------      -----------------

Ford Motor Company .................     $     19,303                29.7%      $        8,043                 11.8%
DaimlerChrysler.....................           11,757                18.1%              12,870                 18.8%
GE TechTeam, L.P....................            8,581                13.2%              14,894                 21.8%





NOTE C -- LEGAL PROCEEDINGS
Refer to Part II, Item 1 for a description of legal proceedings.

NOTE D -- STOCK REPURCHASES
In May 2000, the Company announced a fourth stock repurchase program to purchase up to an additional 2,000,000 shares of common stock during the period ending May 2, 2001, unless extended. During the second quarter, the Company repurchased 484,100 shares for $1,827,000.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE E -- SEGMENT REPORTING




----------------------------------------------------------------------------------------------------------------------------
                                 CORPORATE SERVICES
                      ----------------------------------------------------------
                        CORPORATE                                                       OEM CALL
                        HELP DESK   TECHNICAL     SYSTEMS      TRAINING                  CENTER       LEASING
                        SERVICES     STAFFING   INTEGRATION    PROGRAMS       TOTAL     SERVICES    OPERATIONS       TOTAL
                       ----------   ---------   -----------   ---------    ----------  ---------   -----------    ----------
                                                                 (IN THOUSANDS)
                      ------------------------------------------------------------------------------------------------------

Three months ended
June 30, 2000
Revenues............    $  11,267   $   4,573    $   3,834     $    953    $  20,627    $  3,716    $   8,616    $  32,959
Gross profit........        3,373         366        1,594          166        5,499          98        2,358        7,955
Depreciation and
    amortization....          316         159           28           38          541          67        5,224        5,832


Three months ended
June 30, 1999
Revenues............    $   9,478   $   5,419    $   5,654     $  1,386    $  21,937    $  6,684    $   5,647    $  34,268
Gross profit........        2,311       1,270        1,316          304        5,201          63        1,398        6,662
Depreciation and
    amortization....          882          45           35          133        1,095           0        3,555        4,650



Six months ended
June 30, 2000
Revenues............    $  22,462   $   9,028    $   8,146     $  1,772    $  41,408    $  8,581    $  14,947    $  64,936
Gross profit........        6,918       1,042        2,029          218       10,207         263        3,718       14,188
Depreciation and
    amortization....          510         231           35           51          827         134       10,195       11,156

Six months ended
June 30, 1999
Revenues............    $  18,492   $  11,889    $  10,650     $  2,781    $  43,812    $ 14,894    $   9,649    $  68,355
Gross profit........        3,854       3,006        2,182          245        9,287         737        2,321       12,345
Depreciation and
    amortization....        1,815          94           75          272        2,256           0        6,542        8,798

Segment Assets
June 30, 2000           $  13,624   $   5,947    $   5,197     $  1,261    $  26,029    $  1,861    $  64,522    $  92,412
December 31, 1999           9,023       4,735        6,142          948       20,848       4,841       64,608       90,297



                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE E-- SEGMENT REPORTING (continued)

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:

-------------------------------------------------------------------------------



                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                      ---------------------------------
                                                           2000              1999
                                                      ---------------   ---------------
                                                               (IN THOUSANDS)
Depreciation and amortization
    Total for reportable segments.................    $       11,156    $        8,798
    Corporate assets..............................             2,030             1,186
                                                      ---------------   ---------------
       Total depreciation and amortization........    $       13,186    $        9,984
                                                      ===============   ===============


                                                         JUNE 30,        DECEMBER 31,
                                                           2000              1999
                                                      ---------------   ---------------
                                                               (IN THOUSANDS)
Assets
    Total assets for reportable segments..........    $       92,412    $       90,297
    Corporate assets..............................            20,651            22,010
                                                      ---------------   ---------------
       Total assets...............................    $      113,063    $      112,307
                                                      ===============   ===============


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

GE Service Management is a leading provider of extended service plans and warranty administration for products ranging from major appliances and consumer electronics to personal computers. GE Service Management offers extended service plans that cover numerous manufacturers, makes, and models, and it provides comprehensive service coverage for post-warranty products and service needs. The GE Joint Venture provides call taking and service contract administration services for GE Service Management. TechTeam shares in the profits, if any, (up to an agreed upon limit) of this portion of the GE Joint Venture's business pro rata based on it's partnership interest 49.45%. Losses, if any, are reimbursed to the GE Joint Venture by GEA. Operations for this portion of the business have not been profitable to date.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE F-- GE TECHTEAM, L.P. (continued)

The GE Joint Venture also provides call center services to original equipment manufacturers of personal computer products. TechTeam shares in the profits and losses of this portion of the GE Joint Venture's business pro rata based on its partnership interest. Such losses amounted to $499,000 for the quarter ended June 30, 2000 and $610,000 for the six-month period ended June 30, 2000.

Summarized financial data for the GE Joint Venture follows:

 -------------------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                       --------------------------------   --------------------------------
 Statement of Operations                                     2000             1999              2000             1999
                                                       ---------------   --------------   ---------------   --------------
                                                               (IN THOUSANDS)                     (IN THOUSANDS)

     Revenues.....................................     $        4,397    $       7,042    $        9,666    $      15,323
     Expenses.....................................             (5,998)          (8,067)          (13,512)         (17,699)
     Cost reimbursement - GE Appliances...........              1,102            1,071             3,236            2,562
                                                       ---------------   --------------   ---------------   --------------
     Pre-tax income (loss)........................     $         (499)   $          46    $         (610)   $         186
                                                       ===============   ==============   ===============   ==============



NOTE G -- LEASING OPERATIONS

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

In the second quarter, the Company recorded revenue related to the sale of certain leasing operation assets. Former officers and employees of TechTeam Capital Group have made claim on these revenues based on the service agreement discussed above. Management of Company vigorously disagrees with the claims of these former employees and believe that this claim will not have a material adverse affect on the Company's financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Our actual results may differ materially from those included in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We do not undertake an obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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


LEASING OPERATIONS

TechTeam Capital Group previously wrote leases for computer, telecommunications, and many forms of capital equipment ranging in lease terms from 2 - 5 years. As discussed in Note G to the Condensed Consolidated Financial Statements, the Company restructured its leasing operations and as a result the leasing business will be significantly reduced.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

Revenues decreased 3.8% to $33.0 million from $34.3 million. The decrease resulted primarily from revenue decreases in OEM call center services of $3.0 million and systems integration services of $1.8 million, technical staffing of $0.9 million and training programs of $0.4 million offset by increases in leasing operations of $3.0 million and corporate help desk services of $1.8 million. OEM call center services decreased due to discontinuing business with a large customer at the GE TechTeam joint venture. Systems integration revenues decreased due to reduction in revenue related to Year 2000 remediation services which were provided to a local government agency in 1999. Technical staffing revenues decreased due to non-recurring revenue related to the implementation of a quality system program for a major client which took place in 1999. Training revenues decreased due to the completion of non-recurring training programs at two large customers. The Leasing operations revenue increase was due to the sale of $1.8 million of certain lease assets to a third party combined with increased equipment lease sales with existing customers. Corporate help desk services increased due to expanding services to several major existing clients.

Gross profit increased as a percentage of sales to 24.1% from 19.4%. The increase resulted primarily from corporate help desk services margins increasing through expansion of ongoing projects while at the same time containing related incremental costs, and systems integration margins increasing due to not repeating certain low margin business that took place in 1999.

Selling, General and Administrative expense remained constant at $5.4 million.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

Revenues decreased 5.0% to $65.0 million from $68.4 million. The decrease resulted primarily from revenue decreases in OEM call center services of $6.3 million, technical staffing services of $2.8 million, systems integration services of $2.5 million and training programs of $1.0 million offset by increased revenue in leasing operations of $5.3 million and Corporate help desk services of $4.0 million. OEM call center services decreased due to discontinuing business with a large customer at the GE TechTeam joint venture. Technical staffing decreased due to non-recurring revenue related to the implementation of a quality system program for a major client which took place in 1999. Systems integration revenues decreased due to non-recurring revenue related to a large contract with a local government agency to replace workstations and upgrade internal networks in 1999. The Leasing operations revenue increase was due to the sale of $1.8 million of certain lease assets to a third party combined with increased equipment lease sales with existing customers. Corporate help desk services increased due to expanding services to several major existing clients and additional revenues generated by new business in Belgium related to the European Commission help desk.

Gross profit increased as a percentage of sales to 21.9 % from 18.1%. The increase resulted primarily from corporate help desk services margins increasing through expansion of ongoing projects while at the same time containing related incremental costs, and systems integration margins increasing due to not repeating certain low margin business that took place in 1999. Gross margins for the other segment lines of business for the six-month period ended June 30, 2000 remained consistent with those of the same period in 1999.

Selling, General and Administrative expense was comparable for the six month period at $10.6 million in 2000 and $10.4 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES


Cash Flow Provided from Operations

Cash flow provided from operating activities was $15.9 million for the six months ended June 30, 2000. Cash flow provided was primarily due to earnings, combined with $13.2 million of non-cash depreciation and amortization expense mainly related to the leasing operations and a net change of $0.8 million in operating assets and liabilities.


Cash Flow Used by Investing Activities

Cash flow used by investing activities was $15.7 million. The Company used $11.5 million to purchase equipment to be leased to customers for the leasing operations and $2.3 million to purchase assets to be used on help desk service projects.


Cash Flow Used in Financing Activities

Cash flow used in financing activities was $1.7 million, principally used to repurchase Company stock in accordance with the stock repurchase program (see notes to the financial statements for more discussion on the stock repurchase program).

The Company's working capital position at June 30, 2000 was $20.9 million compared to $24.3 million at December 31, 1999.

The Company has a line-of-credit agreement with Bank One which provides for short-term borrowings of up to $25 million at the prime rate. The line-of-credit is unsecured. There were no borrowings under this line at June 30, 2000.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 10, 2000. The holders of 10,502,389 shares were present in person or by proxy, representing attendance by at least 79% of the outstanding shares. The following is a summary of the matters voted on at that meeting.

        (a) The following persons were elected to the Company's Board of Directors. The number of shares cast in favor and withheld were as follows:


             Name                               For                    Withheld
                                            ----------                 --------

             Kim A. Cooper                  10,364,029                 138,360
             Peter T. Kross                 10,332,364                 170,025
             Harry A. Lewis                 10,360,447                 141,942
             Wallace D. Riley               10,358,629                 143,760
             Richard G. Somerlott           10,340,234                 162,155
             Ronald T. Wong                 10,363,750                 138,639
             Jerome B. York                 10,365,029                 137,360


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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27      Financial Data Schedule

     1. Reports on Form 8-K. No reports were filed during the quarter ended June 30, 2000.


ITEMS 2 AND 3 ARE NOT APPLICABLE AND HAVE BEEN OMITTED





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        National TechTeam, Inc.
                                                 (Registrant)


    Date:     8/14/00                   By: /s/ Harry A. Lewis
                                            ----------------------------
                                            Harry A. Lewis
                                            Chief Executive Officer
                                            and President


    Date:     8/14/00                   By: /s/ M. Anthony Tam
                                            ----------------------------
                                            M. Anthony Tam
                                            Vice President,
                                            Chief Financial Officer and Treasure

                                 Exhibit Index
                                 -------------


Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule
