Form 10-Q
period 2000-09-30
NATIONAL TECHTEAM INC /DE/
filed 2000-11-14
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 2000



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

         |X| Yes |_| No

The number of shares of the registrant's only class of common stock outstanding at October 31, 2000 was 11,476,336.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                             NATIONAL TECHTEAM, INC.

                                    FORM 10-Q

                                      INDEX

 ----------------------------------------------------------------------------------------------------------  -----------
                                                                                                                PAGE
                                                   INDEX                                                       NUMBER
 ----------------------------------------------------------------------------------------------------------  -----------

 PART I - FINANCIAL INFORMATION
 ITEM 1.
 Condensed Consolidated Statements of Operations (Unaudited)                                                     3
          Three and Nine Months Ended
          September 30, 2000 and 1999

 Condensed Consolidated Statements of Financial Position (Unaudited)                                           4 - 5
          September 30, 2000 and December 31, 1999

 Condensed Consolidated Statements of Cash Flows (Unaudited)                                                     6
          Nine Months Ended
          September 30, 2000 and 1999

 Notes to the Condensed Consolidated Financial Statements - September 30, 2000 (Unaudited)                     7 - 9

 ITEM 2.

 Management's Discussion and Analysis of Financial Condition and Results of Operations                        10 - 12

 PART II - OTHER INFORMATION

 ITEM 1.

 Legal Proceedings                                                                                               13

 ITEM 6.

 Exhibits and Reports on Form 8-K                                                                                13

 Signatures                                                                                                      14
-------------------------------------------------------------------------------------------------------------------------

                         PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                         -------------------------------  -------------------------------
                                                              2000            1999            2000             1999
                                                         --------------- ---------------  --------------  ---------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

REVENUES
    Corporate Services
       Corporate help desk services..................    $      11,281   $        9,283   $      33,743   $      27,775
       Technical staffing............................            4,403            5,153          13,431          17,042
       Systems integration...........................            3,089            7,254          11,235          17,904
       Training programs.............................              800            1,194           2,572           3,975
                                                         -------------   --------------   -------------   -------------
    Total Corporate Services.........................           19,573           22,884          60,981          66,696
                                                         -------------   --------------   -------------   -------------
    OEM Call Center Services.........................            4,301            6,384          12,882          21,278
    Leasing Operations...............................            6,129            4,687          21,076          14,336
                                                         -------------   --------------   -------------   -------------
TOTAL REVENUES.......................................           30,003           33,955          94,939         102,310
COST OF SERVICES DELIVERED...........................           23,107           28,059          73,855          84,069
                                                         -------------   --------------   -------------   -------------
GROSS PROFIT.........................................            6,896            5,896          21,084          18,241
                                                         -------------   --------------   -------------   -------------
OTHER EXPENSES
    Selling, general and administrative..............            5,184            4,883          15,803          15,320
    Michigan Single Business Tax and other...........              825              205           1,200             618
                                                         -------------   --------------   -------------   -------------
TOTAL OTHER EXPENSES.................................            6,009            5,088          17,003          15,938
                                                         -------------   --------------   -------------   -------------

Operating income.....................................              887              808           4,081           2,303
                                                         -------------   --------------   -------------   -------------

Gain on sale of GE Joint Venture.....................              322                              322

Interest income......................................              254              160             567             460
Interest expense.....................................              342              190           1,139             642
                                                         -------------   --------------   -------------   -------------
NET INTEREST EXPENSE.................................               88               30             572             182
                                                         -------------   --------------   -------------   -------------

Income before income taxes...........................            1,121              778           3,831           2,121
Income tax expense...................................              516              290           1,774             747
                                                         -------------   --------------   -------------   -------------
NET INCOME...........................................    $         605   $          488   $       2,057   $       1,374
                                                         =============   ==============   =============   =============
BASIC AND DILUTED EARNINGS PER SHARE.................    $        0.05   $         0.04   $        0.16   $        0.10
                                                         =============   ==============   =============   =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic............................................           12,476           13,207          12,983          13,293
    Net effect of dilutive stock options.............                0               10               5              18
                                                         -------------   --------------   -------------   -------------
    Diluted..........................................           12,476           13,217          12,988          13,311
                                                         =============   ==============   =============   =============


           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


NET INCOME, AS SET FORTH ABOVE.......................    $         605   $          488   $       2,057    $       1,374


Foreign currency translation adjustments.............             (107)             103            (175)             (62)
                                                         -------------   --------------   -------------    -------------
COMPREHENSIVE INCOME.................................    $         498   $          591   $       1,882    $       1,312
                                                         =============   ==============   =============    =============

                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)


                                                                              SEPTEMBER 30,            DECEMBER 31,
                                ASSETS                                             2000                    1999
------------------------------------------------------------------------   ---------------------   ---------------------
                                                                                            (IN THOUSANDS)

CURRENT ASSETS
    Cash and cash equivalents..........................................    $             11,899    $             14,192
    Securities available for sale......................................                   2,154
    Accounts receivable (less allowances of $200,000 at
       September 30, 2000 and $225,000 at December 31, 1999)...........                  26,544                  23,649
    Refundable income tax..............................................                     712                   1,039
    Inventories........................................................                     309                   1,388
    Prepaid expenses and other.........................................                   1,716                   1,816
    Deferred income tax................................................                     327                     327
                                                                           --------------------    --------------------
                                                                                         43,661                  42,411
                                                                           --------------------    --------------------

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Computer Equipment and Office Furniture............................                  17,530                  19,572
    Purchased software.................................................                   7,206                   5,340
    Leasehold improvements.............................................                   2,189                   1,870
    Transportation equipment...........................................                     240                     286
                                                                           --------------------    --------------------
                                                                                         27,165                  27,068
    Less -- Accumulated depreciation and amortization..................                  18,951                  19,249
                                                                           --------------------    --------------------
                                                                                          8,214                   7,819
                                                                           --------------------    --------------------

OTHER ASSETS
    Leased equipment and other investments in leases...................                  46,593                  49,500
    Intangibles (less accumulated amortization of $13,805,000 at
       September 30, 2000 and $10,831,000 at December 31, 1999)........                   6,313                   9,287
    Investment in GE Joint Venture.....................................                                             568
    Deferred income tax................................................                   1,263                   1,263
    Other..............................................................                   1,263                   1,459
                                                                           --------------------    --------------------
                                                                                         55,432                  62,077
                                                                           --------------------    --------------------
TOTAL ASSETS...........................................................    $            107,307    $            112,307
                                                                           ====================    ====================


                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (continued)
                                   (UNAUDITED)


                                                                              SEPTEMBER 30,           DECEMBER 31,
                 LIABILITIES AND SHAREHOLDERS' EQUITY                             2000                    1999
------------------------------------------------------------------------   --------------------    --------------------
                                                                                         (IN THOUSANDS)
CURRENT LIABILITIES
    Accounts payable...................................................    $              2,022    $             2,442
    Accrued payroll, related taxes and withholdings....................                   4,174                  3,285
    Deferred revenues and unapplied receipts...........................                     313                    838
    Accrued expenses and taxes.........................................                   1,001                    784
    Current portion of long-term debt..................................                  10,820                 10,568
    Other..............................................................                   1,232                    152
                                                                           --------------------    -------------------
                                                                                         19,562                 18,069
                                                                           --------------------    -------------------

LONG-TERM DEBT.........................................................                   6,726                 10,030

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01,  5,000,000 shares authorized, none issued
    Common stock, par value $.01, 45,000,000 shares authorized,
       Issued -- 16,723,000 and 16,717,400 shares at
       September 30, 2000 and December 31, 1999, respectively..........                     167                    167
    Additional paid-in capital.........................................                 110,628                111,092
    Retained earnings..................................................                   4,328                  2,271
    Accumulated other comprehensive loss...............................                    (224)                   (49)
                                                                           --------------------    -------------------
                                                                                        114,899                113,481
    Less -- Treasury stock (4,881,364 and 3,451,323 shares
       at September 30, 2000 and December 31, 1999, respectively)......                  33,880                 29,273
                                                                           --------------------    -------------------
    Total shareholders' equity.........................................                  81,019                 84,208
                                                                           --------------------    -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................    $            107,307    $           112,307
                                                                           ====================    ===================


                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ----------------------------------------
                                                                                  2000                  1999
                                                                            ------------------    ------------------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
     Net income........................................................     $           2,057     $           1,374
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and Amortization...............................                19,711                15,250
           Treasury stock contributed to 401(k) plan and other.........                   606                   592
           Sale and equity earnings of GE joint venture................                  (653)
           Changes in operating assets and liabilities.................                   (53)                 (820)
                                                                            -----------------     -----------------
           Net cash provided by operating activities...................                21,668                16,396
                                                                            -----------------     -----------------

 INVESTING ACTIVITIES
     Purchase of leased equipment, net.................................                (9,793)              (21,078)
     Purchase of securities available-for-sale.........................                (2,154)               (1,641)
     Proceeds from sale of GE joint venture and related assets.........                 1,750
     Investment in direct financing leases and residuals...............                  (692)                  895
     Purchase of property, equipment and software, net.................                (4,277)                  (12)
     Other ............................................................                   110                   (62)
                                                                            -----------------     -----------------
        Net cash used in investing activities..........................               (15,056)              (21,898)
                                                                            -----------------     -----------------

 FINANCING ACTIVITIES
     Purchase of Company common stock..................................                (5,705)               (2,497)
     Payments on notes payable, net....................................                (3,052)               (2,247)
     Proceeds from issuance of common stock............................                    26                    34
     Other.............................................................                  (174)                  (62)
                                                                            -----------------     -----------------
        Net cash used in financing activities..........................                (8,905)               (4,772)
                                                                            -----------------     -----------------
        Decrease in cash and cash equivalents..........................                (2,293)              (10,274)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................                14,192                22,696
                                                                            -----------------     -----------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD............................     $          11,899     $          12,422
                                                                            =================     =================


                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements have been prepared by National TechTeam, Inc. ("TechTeam" or "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made to the 1999 financial statements in order to conform to the 2000 financial statement presentation.

NOTE A -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and are calculated using the treasury stock method.

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from clients which represented ten percent or more of total revenue are as follows:


                                      --------------------------------------------------------------------------------
                                                       2000                                    1999
                                      --------------------------------------- ----------------------------------------
                                                                      (IN THOUSANDS)
                                      --------------------------------------------------------------------------------
Three months ended                         AMOUNT          PERCENT OF TOTAL          AMOUNT          PERCENT OF TOTAL
September 30                          -----------------    -----------------    -----------------    ----------------
------------
Ford Motor Company..................  $         10,555                 34.8%    $          6,264                 18.5%
DaimlerChrysler.....................             5,457                 18.0%               6,287                 18.5%
GE TechTeam, L.P....................             4,623                 15.2%               6,255                 18.4%

Nine months ended
September 30
------------
Ford Motor Company..................  $         29,858                 31.3%    $         18,367                 17.9%
DaimlerChrysler.....................            17,214                 18.1%              21,763                 21.3%
GE TechTeam, L.P....................            13,204                 13.9%              21,149                 20.7%


NOTE C -- LEGAL PROCEEDINGS

Refer to Part II, Item 1 for a description of legal proceedings.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D -- STOCK REPURCHASES

In May 2000, the Company announced a fourth stock repurchase program to purchase up to an additional 2,000,000 shares of common stock during the period ending May 2, 2001, unless extended. During the third quarter, the Company repurchased 1,043,100 shares for $3,878,000. Shares repurchased under this plan total 1,527,200 shares for $5,705,000. In October 2000, the Company extended this program to repurchase an additional 2,000,000 shares over the next year.

NOTE E -- SEGMENT REPORTING


                                           CORPORATE SERVICES
                      ---------------------------------------------------------------
                       CORPORATE                                                       OEM CALL
                       HELP DESK    TECHNICAL    SYSTEMS     TRAINING                   CENTER      LEASING
                       SERVICES     STAFFING   INTEGRATION   PROGRAMS       TOTAL      SERVICES   OPERATIONS      TOTAL
                      ------------ ------------------------ ------------ ------------ ------------------------ ------------
                                                                 (IN THOUSANDS)
                      -----------------------------------------------------------------------------------------------------
Three months ended
September 30, 2000
------------------
Revenues............    $  11,281    $   4,403   $   3,089    $     800    $  19,573    $   4,301   $   6,129    $  30,003
Gross profit........        3,491          506       1,076           32        5,105        1,106         685        6,896
Depreciation and
  amortization......          307          169          19           49          544           44       5,072        5,660

Three months ended
September 30, 1999
------------------
Revenues............    $   9,283    $   5,153   $   7,254    $   1,194    $  22,884    $   6,384   $   4,687    $  33,955
Gross profit
  (loss)............        2,169          839       1,299          (65)       4,242          637       1,017        5,896
Depreciation and
  amortization......          791           44          35          132        1,002           23       3,627        4,652


Nine months ended
September 30, 2000
------------------
Revenues............    $  33,743    $  13,431   $  11,235    $   2,572    $  60,981    $  12,882   $  21,076    $  94,939
Gross profit........       10,409        1,548       3,105          250       15,312        1,369       4,403       21,084
Depreciation and
  amortization......          817          400          54          100        1,371          178      15,267       16,816

Nine months ended
September 30, 1999
------------------
Revenues............    $  27,775    $  17,042   $  17,904    $   3,975    $  66,696    $  21,278   $  14,336    $ 102,310
Gross profit........        6,023        3,844       3,481          180       13,528        1,375       3,338       18,241
Depreciation and
  amortization......        2,606          138         110          404        3,258           23      10,169       13,450

Segment Assets
--------------
September 30, 2000         15,533        6,262       3,815        1,190       26,800            0      50,845       77,645
December 31, 1999           9,023        4,735       6,142          948       20,848        4,841      64,608       90,297


                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E-- SEGMENT REPORTING (continued)

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:



                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                      ---------------------------------
                                                           2000              1999
                                                      ---------------   ---------------
                                                               (IN THOUSANDS)
Depreciation and amortization
    Total for reportable segments.................    $       16,816    $       13,450
    Corporate assets..............................             2,895             1,800
                                                      --------------    --------------
       Total depreciation and amortization........    $       19,711    $       15,250
                                                      ==============    ==============



                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           2000              1999
                                                      ---------------   ---------------
                                                               (IN THOUSANDS)
Assets
    Total assets for reportable segments..........    $       77,645    $       90,297
    Corporate assets..............................            29,662            22,010
                                                      --------------    --------------
       Total assets...............................    $      107,307    $      112,307
                                                      ==============    ==============


NOTE F -- SALE OF INTEREST IN GE TECHTEAM, L.P.

On August 22, 2000 the Company sold its 47% interest in the GE TechTeam, LP and its 49% membership interest in Support Central, LLC to the majority partner, GE Warranty Management, Inc. (GEWM). The Company recorded a pre-tax gain of $322,000 on this transaction. The Company will continue to provide staffing services to GEWM at least through the end of 2000. The Company has also entered into an agreement with GEWM to provide technology services, which include ongoing call center software maintenance, upgrades and customization.

Until the date of sale, TechTeam shared in profits and losses of the GE Joint Venture OEM call center services business based on its partnership interest. Such earnings amounted to $568,000 for the quarter ended September 30, 2000 and $331,000 for the nine-month period ended September 30, 2000. As disclosed in the 1999 10K, the GE Joint Venture changed its overhead allocation method, but such change was not agreed to by the Company. The change in 1999 resulted in an additional $531,000 of costs to National TechTeam previously borne by GE Appliances. In the quarter ended September 30, 2000 the change in the allocation method was reversed. The effect of the reversal increased National TechTeam's share in partnership revenue by $531,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Our actual results may differ materially from those included in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We do not undertake an obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 1999 and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 2000.

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

LEASING OPERATIONS

TechTeam Capital Group previously wrote leases for computer, telecommunications, and many forms of capital equipment ranging in lease terms from 2 - 5 years. In March 2000, the Company restructured its leasing operations and as a result the leasing business will be significantly reduced.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

Revenues decreased 11.6% to $30.0 million from $34.0 million. The decrease resulted primarily from revenue decreases in OEM call center services of $2.1 million and systems integration services of $4.1 million, technical staffing of $0.8 million and training programs of $0.4 million offset by increases in leasing operations of $1.4 million and corporate help desk services of $2.0 million. OEM call center services decreased due to discontinuing business with a large customer at the GE TechTeam joint venture. Systems integration revenues decreased due to reduction in revenue related to Year 2000 remediation services which were provided to a local government agency in 1999. Technical staffing revenues decreased due to non-recurring revenue related to the implementation of a quality system program for a major client which took place in 1999. Training revenues decreased due to the completion of non-recurring training programs at two large customers. The Leasing operations revenue increase was due to additional equipment lease sales with existing customers. Corporate help desk services increased due to expanding services to several major existing clients.

Gross profit increased as a percentage of sales to 23.0% from 17.4%. The increase resulted primarily from corporate help desk services margins increasing through expansion of ongoing projects while at the same time containing related incremental costs, and systems integration margins increasing due to not repeating certain low margin business that took place in 1999.

The Selling, General and Administrative expense increase was primarily due to the legal settlement described in Item 1 - Legal Proceedings.

The Michigan Single Business tax increased because the company did not receive certain credits that it previously expected.


RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

Revenues decreased 7.2% to $95.0 million from $102.3 million. The decrease resulted primarily from revenue decreases in OEM call center services of $8.4 million, technical staffing services of $3.6 million, systems integration services of $6.7 million and training programs of $1.4 million offset by increased revenue in leasing operations of $6.7 million and Corporate help desk services of $6.0 million. OEM call center services decreased due to discontinuing business with a large customer at the GE TechTeam joint venture. Technical staffing decreased due to non-recurring revenue related to the implementation of a quality system program for a major client which took place in 1999. Systems integration revenues decreased due to non-recurring revenue related to a large contract with a local government agency to replace workstations and upgrade internal networks in 1999. The Leasing operations revenue increase was due to the sale of $1.8 million of certain leased assets to a third party combined with increased equipment lease sales with existing customers. Corporate help desk services increased due to expanding services to a major existing client and additional revenues generated by new business in Belgium related to the European Commission help desk.

Gross profit increased as a percentage of sales to 22.2% from 17.8%. The increase resulted primarily from corporate help desk services margins increasing through expansion of ongoing projects while at the same time containing related incremental costs, and systems integration margins increasing due to not repeating certain low margin business that took place in 1999.

The Selling, General and Administrative expense increase was primarily due to the legal settlement described in Item 1 - Legal Proceedings.

The Michigan Single Business tax increased because the company did not receive certain credits that it previously expected.



LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided from Operations

Cash flow provided from operating activities was $21.7 million for the nine months ended September 30, 2000. Cash flow provided was primarily due to earnings, combined with $19.7 million of non-cash depreciation and amortization expense mainly related to the leasing operations and $0.7 million of proceeds from the sale of the GE joint venture.

Cash Flow Used by Investing Activities

Cash flow used by investing activities was $15.1 million. The Company used $9.8 million to purchase equipment to be leased to customers for the leasing operations, $2.1 million was invested in short term securities and $4.3 million to purchase assets to be used on help desk service projects offset by $1.8 million from the sale of the GE joint venture.


Cash Flow Used in Financing Activities

Cash flow used in financing activities was $8.9 million. The Company used $5.7 million to repurchase Company stock in accordance with the stock repurchase program (see notes to the financial statements for more discussion on the stock repurchase program) and to repay long term debt.

The Company's working capital position at September 30, 2000 was $24.1 million compared to $24.3 million at December 31, 1999.

The Company has a line-of-credit agreement with Bank One which provides for short-term borrowings of up to $25 million at the prime rate. The line-of-credit is unsecured. There were no borrowings under this line at September 30, 2000.

The Company believes that cash flows from operations, together with current short-term assets and borrowings available under the Company's lines-of-credit will continue to be sufficient to meet its ongoing working capital needs.

                          PART II -- OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

In August 2000, TechTeam Capital Group, L.L.C., National TechTeam, Inc., Harry
A. Lewis, and M. Anthony Tam, were named as defendants in a lawsuit brought by Newco Consultants, L.L.C. ("Newco") filed in the Oakland County Circuit Court, State of Michigan. Newco's members are former officers and employees of TechTeam Capital Group, L.L.C. Newco claimed, among other things, that the defendants violated certain contractual provisions to pay Newco for services performed under a Service and Remarketing Agreement between Capital Group and Newco, signed when the Company restructured its leasing operations earlier in the year. In September 2000, the defendants filed an answer and affirmative defenses denying any liability to Newco. The defendents also filed a Counter-Claim against Newco for material breach of the Service and Remarketing Agreement, and a Third Party Complaint against members of Newco.

On November 9, 2000, subsequent to earnings announcement by the Company, the parties in the litigation entered into a Mutual Release and Settlement Agreement through which all parties' claims were resolved and the entire action was dismissed with prejudice. As a result of the settlement the Service and Remarketing Agreement between Capital Group and Newco has been terminated, and the Company has recognized a pre-tax charge of approximately $500,000 in the third quarter of 2000.

The Company is also a party to legal proceedings which are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on the Company's liquidity, financial position or results of operations.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27       Financial Data Schedule

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter ended September 30, 2000.


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



                                      National TechTeam, Inc.
                                      ------------------------
                                               (Registrant)


Date:     11/14/00                    By: /s/Harry A. Lewis
                                          --------------------
                                              Harry A. Lewis
                                              Chief Executive Officer
                                              and President


Date:     11/14/00                    By: /s/M. Anthony Tam
                                          --------------------
                                           M. Anthony Tam
                                           Vice President,
                                           Chief Financial Officer and Treasurer

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule