Form 10-K
period 2000-12-31
NATIONAL TECHTEAM INC /DE/
filed 2001-03-26
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000

                             NATIONAL TECHTEAM, INC.
             (Exact name of registrant as specified in its charter)


 Delaware                                        0-16284                                  38-2774613
(State or other jurisdiction of           (Commission File Number)               (I.R.S. Employer Identification No.)
incorporation)



27335 West 11 Mile Road, Southfield, MI            48034
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (248) 357-2866

Securities registered pursuant
to Section 12(b) of the Act:      None

Securities registered pursuant
to Section 12(g) of the Act:      Common Stock, $.01 par value
                                  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 2001 was approximately $ 33,400,000.

The number of shares outstanding of the registrant's common stock as of March 19, 2001 was 10,687,880.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of National TechTeam, Inc.'s definitive Proxy Statement, which are to be filed no later than 120 days after the end of the year covered by this report, are incorporated by reference into Part.

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

                                     PART I


ITEM 1.   BUSINESS

OVERVIEW

NATIONAL TECHTEAM, INC. ("TechTeam" or "Company") is a provider of technology and knowledge management support solutions and services to Fortune 1000, multinational companies and governments worldwide. The core services provided by TechTeam are its integrated help desk support services. TechTeam also provides technical staffing, systems integration, and training services. TechTeam provides these support services in Europe through its subsidiaries, TechTeam Europe, NV/Sa, TechTeam Europe, Ltd., and TechTeam Europe, GmbH.

National TechTeam is traded under the symbol "TEAM". TechTeam's client base includes Ford Motor Company, DaimlerChrysler, Visteon Automotive Systems, Deere & Company, Liberty Mutual Insurance Company, and other companies in the office equipment, insurance, logistics, and pharmaceutical industries, among others.

The Company had total employees of 1,296 and 2,011 at December 31, 2000 and 1999, respectively.

INDUSTRY BACKGROUND

The IT services industry continues to rapidly evolve in response to the increasingly interconnected business community. With the increasing delivery of enterprise critical business systems via the Internet, many companies are now maintaining mainframe, client/server, and Internet infrastructure and applications. The result is highly complex information systems that, for example, manage whole supply chains, provide instant access to government regulations, or permit the monitoring and repair of industrial equipment. These complex business systems require reliable support of the infrastructure, and the ability to respond quickly to the issues, questions, and training requirements of the individuals using the systems.

Further, organizations are constantly seeking to reduce their costs and improve productivity of their IT investments. Improvements in knowledge management and data mining technologies are increasing the value of centralized help desk solutions, which enable the information gathered from the entire organization to be used across the entire organization, rather than just in isolated pockets. In light of these trends, organizations often choose to focus on their core strengths by outsourcing non-core functions, such as technical support operations.

SERVICES

National TechTeam originally commenced operations as a value-added reseller of computer hardware and software that also provided training for its customers. During the late 1980's the Company added IT staffing and systems integration services as a complement to its existing training business. In 1993, as a result of the Company's growing expertise in providing IT staffing of on-site help desks, TechTeam entered the technology support (help desk/call center) industry.

CORPORATE SERVICES

TechTeam's Corporate Services primarily consist of corporate help desk services, technical staffing, systems integration, and training programs.

     Help Desk Services

     TechTeam provides customized help desk solutions, which provide corporate end users with around-the-clock technical support provided either from the client's facilities or from TechTeam's help desk sites. TechTeam supports the full range of a client's IT infrastructure, from network environments to computing systems, and shrink-wrap to advanced proprietary and acquired application systems.

     TechTeam follows a "single point of contact" (SPOC) model to enable corporations to consolidate their incident resolution support functions into one centralized help desk. TechTeam's technicians are specially trained in the customer's products and applications to diagnose problems and answer technical questions. The Company's technicians answer questions and diagnose technical problems ranging from simple error messages to wide area network failures. If the technician is not able to resolve the problem with the end user over the phone, the call is escalated to the appropriate resource to solve the problem. Data collected by TechTeam technicians show trends in IT usage and trouble spots. TechTeam implements root cause analysis on the data to identify the cause(s) of problem areas. From this analysis, TechTeam can recommend to its clients other solutions to reduce the cost of operating their IT infrastructure.

     In line with its focus on help desk solutions, the Company has developed an integrated, Internet-based, help desk technology tool, called TechTeam's Support Portal. From the Support Portal web site, an individual seeking support may access a knowledgebase to obtain a solution to their problem, use self-healing software to solve the problem, submit a problem for resolution to a support technician, or check the status of their help desk incident. TechTeam's proprietary call tracking tool, the Global Call Center, has been integrated with robust knowledge management and solution products licensed from Broadbase Software, Inc. and Motive Communications, Inc. TechTeam's customer management is able to access detailed performance reports and other management tools. The Company believes that the Support Portal's knowledge management, data analytics, computer diagnostics and tracking technology will help to increase the Company's efficiency in providing support, improve the end user's experience with the help desk, and enable TechTeam's customers to benefit from lower cost and improved efficiency of their users.

     The Company has deployed the technology internally, and is currently in the process of deploying the Support Portal to certain of its existing customers. The Support Portal is an important part of its help desk solutions provided to new customers, and in its sales efforts.

     The Company operates major help desks in the United States from its Southfield, Michigan and Davenport, Iowa locations. From its facility in Brussels, Belgium, TechTeam provides multi-lingual help desk support for its customers in as many as 12 languages. TechTeam also provides these service from its customer's sites.

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

     Systems Integration

     TechTeam provides systems integration and implementation services from project planning and management, to full-scale network server and workstation installations. TechTeam performs a wide range of maintenance services to the client ranging from desk-side support to network monitoring.

     Training

     The Company provides custom training and documentation solutions that include a wide spectrum of options including computer based (CBT), distance learning, course catalogs, registration, mobile classrooms, instructional design consultants, customized course materials, certified trainers, evaluation options, desk-side tutorials, and custom reports. The Company provides customized training programs.

     TechTeam is a manufacturer-authorized training provider for many products including Sun Microsystems. The Company also offers training on other industry leading software such as Microsoft, Novell and others. A large portion of the Company's training revenues are generated from the SUN certification program.

OEM SERVICES AND EQUIPMENT LEASING

In August 2000, TechTeam sold its stake in GE TechTeam, L.P. to GE Warranty Management, Inc. As a result of this sale, TechTeam provided personnel to the new ownership through December 31, 2000, when TechTeam's employees providing OEM support through GE TechTeam, L.P. were transitioned to the new owner. See Note Q of Item 8, Consolidated Financial Statements. TechTeam continues to look in the OEM industry for business opportunities.

TechTeam Capital Group, L.L.C. (Capital Group) previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from 2 to 5 years. Effective March 31, 2000, TechTeam restructured Capital Group. At that time, the majority of the Capital Group staff was terminated, and Capital Group ceased looking for new leasing opportunities. Capital Group is currently running out its lease portfolio. With the exception of renewals, the portfolio will run off in approximately three years.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

Historically, TechTeam has been heavily dependent upon major clients for a substantial portion of its revenues. Any loss of (or failure to retain a significant amount of business with) its key clients could have a material adverse impact on the Company. The Company's major clients include DaimlerChrysler, Ford Motor Company ("Ford") and GE TechTeam LP. For the years ended December 31, 2000, 1999 and 1998 respectively, DaimlerChrysler accounted for 18.2%, 19.3% and 23.1% of revenues, Ford accounted for 32.3%, 19.2% and 16.6%, and GE TechTeam LP accounted for 13.0%, 20.6% and 20.6%. As discussed above, the Company ceased to provide staffing to the GE TechTeam, L.P. as of December 31, 2000. Therefore, the Company will no longer generate staffing revenues from GE TechTeam, L.P. as described; however, management believes that this loss of revenues will not adversely affect the future earnings potential of the Company.

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

COMPETITION

The Company is engaged in a highly competitive business. While there are many companies that provide similar services, no one company is dominant. Competition for many of TechTeam's services is often in the form of competitive bidding in response to requests for proposals. The Company competes principally on the basis of service excellence, the ability to provide a best in breed help desk services, price, experience and reputation in the industry, technological capabilities, ISO quality practices, responsiveness to client needs, and referrals from existing clients.

The Company believes the following factors give it significant competitive advantages over the competition:

   - Strong Internationally Recognized Client Base-- TechTeam's existing multinational clients provide TechTeam with a strong foundation for the development of new business.

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

EUROPEAN OPERATIONS

TechTeam services its clients in Europe through three wholly owned subsidiaries:
TechTeam Europe, Ltd., in Chelmsford, England; TechTeam Europe, NV, in Brussels, Belgium; and TechTeam Europe, Gmbh, in Cologne, Germany.

TechTeam Europe Ltd. and TechTeam Europe, Gmbh provide clients with systems integration and help desk services. TechTeam Europe, NV primarily provides TechTeam's clients with multi-lingual help desk support. A significant proportion of the Company's business in Europe is driven by its client base in the United States.

The Company's international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements, and natural disasters. The Company is also exposed to foreign currency exchange rate risk, inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar. Accordingly, these risks are believed to be manageable.


ITEM 2.   PROPERTIES

TechTeam's World Headquarters and executive offices are located in Southfield, Michigan. The following table sets forth the primary real properties, which TechTeam leases and occupies:


------------------------------------------------------------------------------------------------------------------------
                                                                                   LEASE TERM BEGINNING       SQUARE
       LOCATION                           FUNCTION                                     AND EXPIRING           FOOTAGE
-----------------------      -------------------------------------------------  --------------------------  ------------
Dearborn, MI                 Training Center                                        04/01/97 - 03/31/06       62,931
Southfield, MI               World Headquarters and Call Center                     11/01/93 - 12/31/05      100,657
Harper Woods, MI             Call Center                                            06/15/96 - 06/15/03       17,775
Farmington Hills, MI         TechTeam Capital Group Operations                      08/01/99 - 07/31/04        6,595
Brussels, Belgium            Call Center                                            08/01/97 - 07/31/06       10,217
Davenport, IA                Call Center                                            10/15/99 - 10/14/04       22,263
Troy, MI                     Training Center                                        12/12/98 - 12/31/01        2,526
Chelmsford, England          European Headquarters                                  11/01/00 - 11/01/03        3,340
Cologne, Germany             Sales Office                                           06/01/99 - 06/01/01        1,000


TechTeam believes that the facilities it occupies are well maintained and in good operating condition, and are adequate for its current needs. These facilities include general office space and computer-training classrooms. Because some TechTeam services are performed at client sites, the cost of maintaining multiple offices is minimized.


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

No matters were submitted to a vote of security holders during the fourth quarter of 2000.


                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

The following table sets forth the reported high and low sales prices of the Company's common stock for the quarters indicated as reported by The Nasdaq Stock Market(R). The Company's common stock trades on The Nasdaq Stock Market(R) under the symbol "TEAM".


-----------------------------------------------------------------------------------------------------------
                           YEAR AND QUARTER                                    HIGH               LOW
------------------------------------------------------------------------   --------------    --------------
2000
    First Quarter......................................................         7.500             4.438
    Second Quarter.....................................................         5.875             3.188
    Third Quarter......................................................         4.375             3.000
    Fourth Quarter.....................................................         3.563             1.875
1999
    First Quarter......................................................         7.813             5.688
    Second Quarter.....................................................         6.500             5.000
    Third Quarter......................................................         7.625             4.250
    Fourth Quarter ....................................................         6.875             3.625


The Company has never paid any dividends on its common stock. Any future decision as to payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's earnings, financial position, capital requirements, and such other factors as the Board of Directors deems relevant.

TechTeam had 554 shareholders of record as of March 7, 2001. Management estimates there are an additional 4,000 beneficial owners of the Company's stock held in street name.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents information from the Company's consolidated financial statements for the five years ended December 31, 2000. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation," and the "Financial Statements and Supplementary Data."


-------------------------------------------------------------------------------------------------------------------
                                                                        YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
          STATEMENT OF OPERATIONS DATA:                2000         1999          1998        1997         1996
--------------------------------------------------   ----------   ----------    ---------   ----------   ----------
                                                                 (In thousands, except per share data)
Revenues
    Corporate Services
       Corporate help desk services..............    $  45,706    $  37,013     $ 30,672    $ 17,650     $   9,381
       Technical staffing........................       17,305       21,763       25,716      25,011        20,907
       Systems integration.......................       14,161       21,358       14,436      12,537        12,819
       Training programs.........................        3,485        4,888        6,622       7,005         7,026
                                                     ----------   ----------    ---------   ---------    ----------
    Total Corporate Services.....................       80,657       85,022       77,446      62,203        50,133
    OEM Call Center Services.....................       16,150       27,306       25,376      19,124        22,053
    Leasing Operations...........................       27,349       20,477       14,099          --            --
                                                     ----------   ----------    ---------   ---------    ----------
Total revenues...................................      124,156      132,805      116,921      81,327        72,186
Cost of services delivered.......................       95,860      109,417       97,523      70,925        57,176
                                                     ----------   ----------    ---------   ---------    ----------
Gross profit.....................................       28,296       23,388       19,398      10,402        15,010
                                                     ----------   ----------    ---------   ---------    ----------
Other expenses
    Selling, general, and administrative.........       21,969       19,349       20,805      15,704        10,112
    Class action litigation and related matters..           --           92        3,439         499            --
    Michigan Single Business Tax.................        1,710          450          496         180           709
                                                     ----------   ----------    ---------   ---------    ----------
Total other expenses.............................       23,679       19,891       24,740      16,383        10,821
                                                     ----------   ----------    ---------   ---------    ----------

Operating income (loss)..........................        4,617        3,497       (5,342)     (5,981)        4,189

Gain on sale of GE Joint Venture.................          322           --           --          --            --

Interest income..................................          887          644        1,845       3,039           937
Interest expense.................................        1,435          914        1,484          69           205
                                                     ----------   ----------    ---------   ---------    ----------
Net interest expense (income)....................          548          270         (361)     (2,970)         (732)

Income (loss) before income taxes................        4,391        3,227       (4,981)     (3,011)        4,921
Income tax expense (credit)......................        2,245        1,717       (1,233)     (1,053)        1,875
                                                     ----------   ----------    ---------   ---------    ----------
Net income (loss)................................    $   2,146    $   1,510     $ (3,748)   $ (1,958)    $   3,046
                                                     ==========   ==========    =========   =========    ==========
Basic earnings (loss) per share..................    $    0.17    $    0.11     $  (0.24)   $  (0.12)    $    0.24
                                                     ==========   ==========    =========   =========    ==========
Diluted earnings (loss) per share................    $    0.17    $    0.11     $  (0.24)   $  (0.12)    $    0.23
                                                     ==========   ==========    =========   =========    ==========
Weighted average number of common shares
    Basic........................................       12,554       13,280       14,758      15,664        12,535
    Diluted......................................       12,554       13,303       14,758      15,664        13,031




-----------------------------------------------------------------------------------------------------------------------
                                                                                  DECEMBER 31,
                                                     ------------------------------------------------------------------
      STATEMENT OF FINANCIAL POSITION DATA:             2000          1999         1998          1997          1996
--------------------------------------------------   -----------   -----------   ----------    ----------    ----------
                                                                               (In thousands)

Current assets...................................    $   40,985    $   40,463    $  52,606     $  96,307     $ 100,612
Current liabilities..............................        17,840        18,069       19,972        10,560         9,995
Total assets.....................................       100,774       112,307      111,618       121,289       116,998
Long-term liabilities............................         4,817        10,030        7,312         1,129         2,483
Total shareholders' equity.......................        78,117        84,208       84,334       109,600       104,520




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

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

Revenues decreased 6.5% to $124.2 million from $132.8 million. The decrease resulted primarily from revenue decreases in OEM Call Center Services of $11.2 million, System Integration Services of $7.2 million, and Technical Staffing of $4.5 million offset by increases in corporate help desk services of $8.7 million and leasing operations of $6.9 million. The decrease in OEM call center services is due to discontinuing business with several low margin original equipment manufacturers in the computer industry during 2000 through the GE Joint Venture. Systems integration revenues decreased due to non-recurring revenue related to year 2000 remediation services which were provided to a local government in 1999. Technical staffing revenues decreased due to non-recurring revenues related to the implementation of a quality system program for a major client which took place in 1999 combined with other various non-recurring staffing projects ending with the Company's two major customers. The increase in corporate help desk services is due mostly to a major customer expanding its help desk to other business units within its organization and in Europe as well as a new help desk project with the European Commission that provides information and assistance to European citizens. Leasing revenues increased due to new lease sales of telecom and computer equipment to existing customers.

Gross profit increased as a percentage of sales to 22.7% from 17.6%. The increase was primarily due to improved margins on existing corporate help desk projects through expansion, while concurrently containing any related incremental costs. Other contributing factors included the discontinuance of certain low margin projects within the GE Joint Venture as discussed above, along with the completion of non-recurring year 2000 remediation services provided in 1999 to a local government agency. The remediation services included an equipment replacement component which was provided at lower margins than those normally realized by the Company. Gross margins are positively impacted by a net gain from sales of equipment which came off lease of $0.9 million in 2000 and $1.1 million in 1999. There can be no assurance that similar gains will occur in future years.

Selling, General and Administration expenses increased to $22.0 million from $19.3 million. The increase resulted from costs related to the development of the Company's call center Support Portal technology, additional administration overhead costs required in at the Company's European offices, settlement costs related to a dispute with former employees of the Company's leasing operations and costs to retain investor relations consultants. The increased administrative costs were required in Europe to support revenue increases at the three European offices (Belgium, England and Germany) of approximately 60% in total from 1999 revenues.

The Michigan Single Business Tax increased because the Company did not qualify for certain credits that it previously expected.

Interest income increased to $0.9 million from $0.6 million. The increase resulted from having a higher average cash and cash equivalent balance during 2000. The increase in cash is explained in the Liquidity and Capital Resources section below.

Interest expense increased due to additional debt related to leasing operations.

TechTeam recognized $2.2 million of income tax in 2000, resulting in an effective tax rate of 51.1% compared to an effective tax rate of 53.2 % for 1999. The difference between the statutory tax rate of 34% and the effective tax rates in 2000 and 1999 is mainly due to the tax effect of amortization expense of purchased goodwill, which is not deductible for tax purposes

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

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

Selling, General and Administrative expense decreased from $20.8 million to $19.3 million, due primarily to the Company's cost containment initiatives.

Interest income decreased to $0.6 million from $1.8 million. The decrease resulted from having a lower average cash and cash equivalent balance during 1999. The decrease in cash is explained in the Liquidity and Capital Resources section on the following page.

TechTeam recognized $1.7 million of Federal income tax in 1999, resulting in an effective tax rate of 53.2% compared to an effective tax rate of 24.8 % for 1998. The difference between the statutory tax rate of 34% and the effective tax rates in 1999 and 1998 is mainly due to the tax effect amortization expense of purchased goodwill which is not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided from Operations
Cash flow provided from operating activities was $33.2 million for the year ended December 31, 2000. Cash flow provided was primarily due to earnings, combined with $26.2 million of non-cash depreciation and amortization expense mainly related to the leasing operations, and $4.9 million due to changes in operating assets and liabilities of which $2.5 million was for net decreases of accounts receivable.

Cash Flow Used by Investing Activities
Cash flow used by investing activities was $16.3 million, principally to purchase equipment to be leased to customers for the leasing operations.

Cash Flow Used in Financing Activities
Cash flow used by financing activities was $15.1 million. The Company reduced debt by $6.0 million during 2000 and used $9.1 million to repurchase Company stock in accordance with the stock repurchase program.

The Company's working capital position at December 31, 2000 was $23.1 million compared to $22.4 million at December 31, 1999.

The Company has a line-of-credit agreement with Bank One which provides for short-term borrowings of up to $25 million at the prime rate. The line of credit is unsecured. There were no borrowings under this line at December 31, 2000.

The Company believes that cash flows from operations will continue to be sufficient to meet its ongoing working capital needs.

FACTORS AFFECTING FUTURE RESULTS

The Company believes the following factors, among others, could have a significant impact on the Company's business and profitability.


IMPACT OF BUSINESS WITH MAJOR CLIENTS:

As set forth in Item 1, TechTeam depends upon major clients for a substantial portion of its revenues. The loss of any significant customer could have a material adverse impact on the Company.


RISKS INHERENT IN LEASING:

In leasing of computer equipment, it is often difficult to determine, at the time of the lease, the expected value of the equipment after the expiration of the lease. Accordingly, variation in the residual value of equipment leased to clients and the sale price of the equipment can lead to fluctuation in the performance of TechTeam Capital Group.


COMPETITION:

The Company faces intense competition for all of its services, including the help desk and call center markets. Some competitors have substantially greater resources, including more locations, greater financial resources, a larger client base, and more name recognition. As a result, the Company has experienced and continues to anticipate significant pricing pressure from its customers in order to remain a preferred vendor.


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


INTERRUPTION OF TELECOMMUNICATIONS SERVICES:

The Company's operations are dependent on its ability to protect its call centers against damage from fire, power loss, telecommunications failure or a similar event. The Company has taken precautions to protect itself from events that could interrupt its operations, but no assurance can be given that such precautions will be adequate, and operations may still be interrupted, even for extended periods. Any damage to call centers or any failure of the Company's telecommunication links that cause interruptions in the Company's operations could have a material adverse effect on the Company's business, operating results, or financial condition. The Company's property and business interruption insurance may not be adequate to compensate the Company for all losses that may occur.


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

Although the Company believes that its services and/or software do not infringe on the intellectual property rights of others and that it has all rights necessary to utilize the intellectual property employed in its business, the Company is subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses of the intellectual property that is the subject of asserted infringement.

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


ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material market risk sensitive instruments nor material market risk exposures. Substantially all of the Company's operations are in the United States. The Company's debt obligations have fixed interest rates and relatively short lives. The Company is exposed to foreign currency exchange rate risk, inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of National TechTeam, Inc. and Subsidiaries are included in Item 8:


------------------------------------------------------------------------------------------------------------------------
                                                                                                                PAGE
                                                                                                              ----------
Report of Ernst & Young LLP, Independent Auditors ..........................................................      13
Consolidated Statements of Operations-- Years Ended December 31, 2000, 1999, and 1998 ......................      14
Consolidated Statements of Comprehensive Income / (Loss)-- Years Ended December 31,
2000, 1999, and 1998 .......................................................................................      14
Consolidated Statements of Financial Position-- December 31, 2000 and December 31, 1999 ....................    15-16
Consolidated Statements of Shareholders' Equity-- Years Ended December 31, 2000, 1999, and 1998 ............      17
Consolidated Statements of Cash Flows-- Years Ended December 31, 2000, 1999, and 1998 ......................      18
Notes to the Consolidated Financial Statements .............................................................    19-32



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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

BOARD OF DIRECTORS
NATIONAL TECHTEAM, INC.

We have audited the accompanying consolidated statements of financial position of National TechTeam, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive income/(loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of GE TechTeam LP (an entity in which the Company had a 49% interest) as of December 31, 1999 and for the two years in the period then ended, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for GE TechTeam LP, it is based solely on their report.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National TechTeam, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



Detroit, Michigan                                /s/ Ernst & Young LLP
February 23, 2001

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                       2000             1999              1998
                                                                  ---------------   --------------   ---------------
                                                                          (In thousands, except per share data)
REVENUES
    Corporate Services
       Corporate help desk services...........................    $       45,706    $      37,013    $       30,672
       Technical staffing.....................................            17,305           21,763            25,716
       Systems integration....................................            14,161           21,358            14,436
       Training programs......................................             3,485            4,888             6,622
                                                                  ---------------   --------------   ---------------
    Total Corporate Services..................................            80,657           85,022            77,446
    OEM Call Center Services..................................            16,150           27,306            25,376
    Leasing Operations........................................            27,349           20,477            14,099
                                                                  ---------------   --------------   ---------------
TOTAL REVENUES................................................           124,156          132,805           116,921
COST OF SERVICES DELIVERED....................................            95,860          109,417            97,523
                                                                  ---------------   --------------   ---------------
GROSS PROFIT..................................................            28,296           23,388            19,398
                                                                  ---------------   --------------   ---------------
OTHER EXPENSES
    Selling, general, and administrative......................            21,969           19,349            20,805
    Class action litigation and related matters...............                --               92             3,439
    Michigan Single Business Tax..............................             1,710              450               496
                                                                  ---------------   --------------   ---------------
TOTAL OTHER EXPENSES..........................................            23,679           19,891            24,740
                                                                  ---------------   --------------   ---------------

OPERATING INCOME (LOSS).......................................             4,617            3,497            (5,342)

GAIN ON SALE OF GE JOINT VENTURE..............................               322               --                --

INTEREST INCOME ..............................................               887              644             1,845
INTEREST EXPENSE..............................................             1,435              914             1,484
                                                                  ---------------   --------------   ---------------
NET INTEREST EXPENSE (INCOME) ................................               548              270              (361)

INCOME (LOSS) BEFORE INCOME TAXES.............................             4,391            3,227            (4,981)
INCOME TAX EXPENSE (CREDIT)...................................             2,245            1,717            (1,233)
                                                                  ---------------   --------------   ---------------
NET INCOME (LOSS).............................................    $        2,146    $       1,510    $       (3,748)
                                                                  ===============   ==============   ===============
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE...................    $         0.17    $        0.11    $        (0.24)
                                                                  ===============   ==============   ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic.....................................................            12,554           13,280            14,758
    Net effect of dilutive stock options......................                --               23                --
                                                                  ---------------   --------------   ---------------
    Diluted...................................................            12,554           13,303            14,758
                                                                  ===============   ==============   ===============


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)


-------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS), AS SET FORTH ABOVE.........................    $        2,146    $       1,510    $       (3,748)
                                                                  ---------------   -------------    --------------
OTHER COMPREHENSIVE INCOME, NET OF TAX
    Reclassification adjustment...............................                --               --                62
    Foreign currency translation adjustments..................               (69)            (105)               79
                                                                  ---------------   -------------    --------------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS).......................               (69)            (105)              141
                                                                  ---------------   -------------    --------------
COMPREHENSIVE INCOME (LOSS)...................................    $        2,077    $       1,405    $       (3,607)
                                                                  ===============   =============    ==============


                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


---------------------------------------------------------------------------------------------------------------------
                                                                                             DECEMBER 31,
                                                                                  -----------------------------------
                                    ASSETS                                             2000               1999
-------------------------------------------------------------------------------   ---------------    ----------------
                                                                                            (In thousands)
CURRENT ASSETS
    Cash and cash equivalents................................................      $       15,995     $       14,192
    Securities available for sale............................................               2,725                 --
    Accounts receivable (less allowances of $313,000 and $225,000 at
       December 31, 2000 and 1999, respectively).............................              18,937             21,701
    Refundable taxes.........................................................                 859              1,039
    Inventories..............................................................                 238              1,388
    Prepaid expenses and other...............................................               1,883              1,816
    Deferred income tax .....................................................                 348                327
                                                                                  ----------------   ----------------
                                                                                           40,985             40,463
                                                                                  ----------------   ----------------

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Computer equipment and office furniture..................................              16,528             19,572
    Purchased software.......................................................               8,035              5,340
    Leasehold improvements...................................................               2,668              1,870
    Transportation equipment.................................................                 240                286
                                                                                  ----------------   ----------------
                                                                                           27,471             27,068
    Less-- Accumulated depreciation and amortization.........................              18,151             19,249
                                                                                  ----------------   ----------------
                                                                                            9,320              7,819
                                                                                  ----------------   ----------------

OTHER ASSETS
    Assets of leasing operations, net of amortization........................              41,209             49,500
    Intangibles, net of amortization.........................................               5,297              9,287
    Investment in GE Joint Venture...........................................                  --                568
    Deferred income tax......................................................               1,689              1,263
    Loans receivable.........................................................               1,008              1,948
    Other....................................................................               1,266              1,459
                                                                                  ----------------   ----------------
                                                                                           50,469             64,025
                                                                                  ----------------   ----------------
TOTAL ASSETS.................................................................      $      100,774     $      112,307
                                                                                  ================   ================


                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


--------------------------------------------------------------------------------------------------------------------
                                                                                            DECEMBER 31,
                                                                                  ----------------------------------
                     LIABILITIES AND SHAREHOLDERS' EQUITY                              2000               1999
-------------------------------------------------------------------------------   ---------------    ---------------
                                                                                           (In thousands)
CURRENT LIABILITIES
    Accounts payable.........................................................      $        3,417     $       2,442
    Accrued payroll, related taxes, and withholdings.........................               3,217             3,285
    Deferred revenues and unapplied receipts.................................                 264               838
    Accrued expenses and taxes...............................................                 681               784
    Current portion of notes payable.........................................               9,790            10,568
    Other....................................................................                 471               152
                                                                                  ----------------   ---------------
                                                                                           17,840            18,069
                                                                                  ----------------   ---------------

LONG TERM-DEBT...............................................................               4,817            10,030

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01, 5,000,000 shares authorized, none issued
    Common stock, par value $.01, 45,000,000 shares authorized, issued, 16,723,000 and 16,717,400 shares at December 31, 2000
       and 1999, respectively................................................                 167               167
    Additional paid-in capital...............................................             110,011           111,092
    Retained earnings........................................................               4,417             2,271
    Accumulated other comprehensive income/(loss)-- foreign currency
       translation adjustment................................................                (118)              (49)
                                                                                  ----------------   ---------------
    Total....................................................................             114,477           113,481
    Less-- treasury stock (6,041,755 and 3,451,323 shares at
         December 31, 2000 and 1999, respectively)...........................              36,360            29,273
                                                                                  ----------------   ---------------
    Total shareholders' equity...............................................              78,117            84,208
                                                                                  ----------------   ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................      $      100,774     $     112,307
                                                                                  ================   ===============

                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    ACCUMULATED
                                                                                                       OTHER
                                                              ADDITIONAL          RETAINED         COMPREHENSIVE       TREASURY
                                           COMMON STOCK     PAID-IN CAPITAL       EARNINGS        INCOME / (LOSS)        STOCK
                                           ------------     ---------------      -----------      ---------------    ------------
                                                                                  (In thousands)
Balance at January 1, 1998................ $        160       $   105,586        $     4,509       $        (85)     $       (571)
    Proceeds from issuance of 166,100
       shares under stock option plans....            2               633                 --                 --                --
    Shares issued to acquire Capricorn
       Capital Group, Inc.................            5             4,870                 --                 --                --
    Tax benefit from exercise of employee
       stock options and other..........             --               310                 --                 --                --
    Contribution to 401(k) plan and other.           --                15                 --                 --               703
    Purchase of common stock..............           --                --                 --                 --           (28,196)
    Net loss for 1998.....................           --                --             (3,748)                --                --
    Other comprehensive income for 1998...           --                --                 --                141                --
                                           ------------       -----------        -----------       ------------      ------------
Balance at December 31, 1998..............          167           111,414                761                 56           (28,064)
    Proceeds from issuance of 13,600
       shares under stock option plans....           --                61                 --                 --                --
    Tax benefit from exercise of employer
       stock options and other............           --                44                 --                 --                --
    Contribution to 401(k) plan and other.           --              (427)                --                 --             1,288
    Purchase of common stock..............           --                --                 --                 --            (2,497)
    Net income for 1999...................           --                --              1,510                 --                --
    Other comprehensive loss for 1999.....           --                --                 --               (105)               --
                                           ------------       -----------        -----------       ------------      ------------
Balance at December 31, 1999..............          167           111,092              2,271                (49)          (29,273)
    Proceeds from issuance of 5,600
       shares under stock option plans....           --                26                 --                 --                --
    Tax benefit from exercise of employer
       stock options and other............           --                33                 --                 --                --
    Contribution to 401(k) plan and other.           --            (1,140)                --                 --             1,982
    Purchase of common stock..............           --                --                 --                 --            (9,069)
    Net income for 2000...................           --                --              2,146                 --                --
    Other comprehensive loss for 2000.....           --                --                 --                (69)               --
                                           ------------       -----------        -----------       ------------      ------------
Balance at December 31, 2000.............. $        167       $   110,011        $     4,417       $       (118)     $    (36,360)
                                           ============       ===========        ===========       ============      ============



                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------------------------

                                                                                    YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------------
                                                                              2000           1999            1998
                                                                          -------------  -------------  --------------
                                                                                        (In thousands)
 OPERATING ACTIVITIES
     Net income (loss).................................................   $      2,146   $      1,510   $      (3,748)

     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
           Depreciation................................................         22,091         17,633          12,574
           Amortization................................................          4,063          3,761           4,628
           Treasury stock contributed to 401(k) plan...................            842            861             718
           Sale and equity earnings of GE Joint Venture................           (653)            --              --
           (Gain) Loss on sales of equipment and other.................            500         (1,213)             --
           Provision for deferred income tax...........................           (447)           172            (808)
           Provision for uncollectible accounts receivable.............            280            748             438
           Net undistributed (earnings) loss of affiliates.............            100            390             (58)
           Deferred Global Call Center license fees....................             --             --            (410)
           Changes in current assets and liabilities:
               Accounts receivable.....................................          2,484           (612)          3,937
               Inventories.............................................          1,150           (577)            268
               Prepaid expenses and other current assets...............            (67)           (93)          2,147
               Accounts payable........................................            975         (1,660)         (7,896)
               Accrued payroll, related taxes, and withholdings........            (68)          (985)            (81)
               Federal income tax......................................            180          2,114            (686)
               Deferred revenues and unapplied receipts................           (574)        (1,191)         (1,680)
               Accrued expenses and taxes..............................           (103)          (361)           (124)
               Other current liabilities...............................            319           (246)           (384)
                                                                          -------------  -------------  --------------
           Net cash provided by operating activities...................         33,218         20,251           8,835
                                                                          -------------  -------------  --------------
 INVESTING ACTIVITIES
     Purchase of leased equipment......................................        (12,469)       (53,366)        (16,345)
     Purchases of property, equipment, and software....................         (6,682)        (1,328)           (820)
     Purchases of securities available-for-sale........................         (2,725)        (2,071)        (11,103)
     Net change in investment in direct financing leases and
        residuals......................................................          2,328           (121)          1,096
     Proceeds from sale of GE Joint Venture and related assets.........          1,750             --              --
     Proceeds from sales of property and equipment.....................            480         23,375              --
     Proceeds from sales of securities available-for-sale..............             --          2,071          50,197
     Other-- net.......................................................            975            (81)           (417)
                                                                          -------------  -------------  --------------
        Net cash provided by (used in) investing activities............        (16,343)       (31,521)         22,608
                                                                          -------------  -------------  --------------
 FINANCING ACTIVITIES
     Payments on long-term borrowings..................................        (12,167)       (11,063)        (14,653)
     Purchase of Company common stock..................................         (9,069)        (2,497)        (28,196)
     Proceeds from long-term borrowings................................          6,174         16,326           8,151
     Other-Net.........................................................            (10)            --           1,024
                                                                          -------------  -------------  --------------
        Net cash provided by (used in) financing activities............        (15,072)         2,766         (33,674)
                                                                          -------------  -------------  --------------
        Increase (decrease) in cash and cash equivalents...............          1,803         (8,504)         (2,231)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........................         14,192         22,696          24,927
                                                                          -------------  -------------  --------------
 CASH AND CASH EQUIVALENTS AT END OF YEAR..............................   $     15,995   $     14,192   $      22,696
                                                                          =============  =============  ==============


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


SECURITIES AVAILABLE-FOR-SALE:

The Company's management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities available-for-sale are stated at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). Securities available-for-sale were invested primarily in corporate and United States government agency debt securities.


FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of certain financial instruments such as cash and cash equivalents, securities available for sale, accounts receivable, accounts payable and notes payable approximate their fair values.


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

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


INTANGIBLES:

Intangibles include the following:


------------------------------------------------------------------------------------------------------------------------
                                                                    DECEMBER 31,
                                                           ------------------------------
                                                                   (In thousands)
                                                           -------------------------------    --------------------------
                                                                                                 AMORTIZATION PERIOD
                                                               2000             1999            (STRAIGHT LINE BASIS)
                                                           --------------   --------------    --------------------------
Intangible lease asset................................     $       7,311    $       7,311              3 years
Global Call Center -- see Note I......................             5,408            5,408              7 years
Goodwill..............................................             6,306            6,233           5 to 10 years
Other software tools..................................             1,166            1,166              7 years
                                                           --------------   --------------
                                                                  20,191           20,118
Less: Accumulated amortization........................            14,894           10,831
                                                           --------------   --------------
                                                           $       5,297    $       9,287
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


Goodwill represents the excess cost over the fair value of net assets acquired. The Company re-evaluates goodwill and other intangibles based on undiscounted operating cash flows whenever significant events or changes occur which might indicate impairment of recorded costs. If undiscounted cash flows are insufficient to recover recorded costs, the Company writes down recorded costs of the assets to fair value (based on discounted cash flows or market values). Goodwill was adjusted in the first quarter of 1999 to reflect the final purchase price allocation of TechTeam Capital Group. In the fourth quarter of 1998, $710,000 of impairment expense was recorded to write off the unamortized portion of goodwill related to the acquisitions of WebCentric Communications, Inc. and Drake Technologies, Inc. These assets were deemed impaired due to the loss of certain employees, the loss of certain contracts and the inability of the Company to recognize the expected synergies from the acquisitions.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


REVENUE RECOGNITION:

Revenues from Corporate Services and OEM Call Center Services are recognized as services are performed. Revenues from TechTeam Capital Group are recognized as described in "Lease Accounting Policies" below. Revenues from product sales are recognized when title is transferred. The Company has also licensed customers to use its Support Portal, which includes the Company's Global Call Center, a call tracking software product. Revenues from these licenses are recognized in one of two ways: on a usage basis, when the licenses are granted in connection with on-going services; or as lump sum fees when the client acquires the rights to use and is allowed access to the Global Call Center without any on-going service obligation by the Company.


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

Operating Leases

Equipment leased to others under operating leases is recorded at cost, less accumulated depreciation. In estimating depreciation, a residual amount is assumed. Residual is the estimated fair market value of the leased assets at the termination of the lease. In estimating residual, the Company relies largely on historical experience by equipment type and manufacturer, adjusted for known trends. The Company's estimates of residual are reviewed continuously to ensure realization; however, the amount the Company will ultimately realize could differ from these estimates.

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

NOTE B -- DESCRIPTION OF THE BUSINESS

The Company provides corporate services, call center services, and lease financing for high technology and capital equipment for major companies on an international scale. Revenues from clients which exceeded 10% of total revenues for any of the periods presented are summarized as follows.


--------------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                                   (In thousands)
                                                                  --------------------------------------------------
                                                                       2000             1999              1998
                                                                  ---------------   --------------   ---------------
Ford Motor Company............................................    $       40,062    $      25,500    $       19,396
DaimlerChrysler ..............................................            22,573           25,598            27,059
GE TechTeam, L.P..............................................            16,150           27,306            24,033


                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C -- ASSETS OF LEASING OPERATIONS

The assets of the Company's leasing operations consist of:


                                                                            DECEMBER 31,
                                                                  ---------------------------------
                                                                           (In thousands)
                                                                  ---------------------------------
                                                                       2000              1999
Equipment leased to others under operating leases:
    Cost......................................................    $       61,089    $       56,123
    Less -- Accumulated depreciation..........................            25,514            14,604
                                                                  ---------------   ---------------
                                                                  $       35,575    $       41,519
Net investment in direct financing leases, consisting of:
    Total minimum lease payments receivable...................             3,952             6,201
    Estimated residual values of leased property
       (unguaranteed).........................................               690               703
    Unearned income...........................................              (434)             (804)
    Initial direct costs......................................                18                37
                                                                  ---------------   ---------------
                                                                           4,226             6,137
                                                                  ---------------   ---------------
Net investment in lease residuals.............................             1,408             1,844
                                                                  ---------------   ---------------
Total ........................................................    $       41,209    $       49,500
                                                                  ===============   ===============



Future lease revenues anticipated under noncancelable operating leases at December 31, 2000 are:

--------------------------------------------------------------------------------

                             YEAR                                    AMOUNT
-------------------------------------------------------------   ---------------
                                                                (In thousands)
2001.........................................................    $       17,896
2002.........................................................             7,067
2003.........................................................               364
2004 ........................................................                64
                                                                 ---------------
Total........................................................    $       25,391
                                                                 ===============



Minimum lease payments receivable under direct financing leases at December 31, 2000 are:


--------------------------------------------------------------------------------
                             YEAR                                    AMOUNT
-------------------------------------------------------------   ----------------
                                                                 (In thousands)
2001.........................................................    $      2,287
2002.........................................................           1,037
2003.........................................................             411
2004 ........................................................             206
2005 ........................................................              11
                                                                 ---------------
Total........................................................    $      3,952
                                                                 ===============


                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D -- LEASES

The Company leases its call center facilities, corporate and other offices and certain office equipment under noncancelable operating leases. These leases are renewable with various options and terms. Total rental expense was $2,911,000 in 2000, $2,829,000 in 1999 and $2,842,000 in 1998.
Minimum future payments under noncancelable operating leases with initial terms of one year or more at December 31, 2000 were:


--------------------------------------------------------------------------------
                             YEAR                                    AMOUNT
---------------------------------------------------------------  ---------------
                                                                 (In thousands)
2001..........................................................   $        2,814
2002..........................................................            2,723
2003..........................................................            2,524
2004 .........................................................            2,128
2005 and thereafter...........................................            2,345
                                                                 ---------------
Total.........................................................   $       12,534
                                                                 ===============



NOTE E -- SHORT-TERM FINANCING ARRANGEMENTS

The Company has agreements with Bank One which provide for unsecured short-term borrowings of up to $25,000,000 at the bank's prime rate. There were no borrowings under this line at December 31, 2000 or 1999.

NOTE F -- NOTES PAYABLE

Notes payable at December 31, consists of:


---------------------------------------------------------------------------------------------------
                                                                        2000               1999
                                                                    ------------       ------------
                                                                             (In thousands)
Nonrecourse debt to financial institutions -- 6.0% - 12%......      $    12,416        $    17,805

Nonrecourse debt to others -- 7.0% - 9.2%.....................            2,191              2,681

Other.........................................................               --                112
                                                                    ------------       ------------
Total ........................................................      $    14,607        $    20,598
                                                                    ============       ============


The Company finances a portion of its lease transactions by assigning the noncancelable rentals to various financial institutions and others on a nonrecourse basis. In the event of a default by the lessee under a lease which has been assigned on a nonrecourse basis, the holder has a first lien against the underlying equipment but has no further recourse against the Company.

At December 31, 2000 and 1999, the carrying value of the pledged assets was approximately $19,000,000 and $22,000,000, respectively.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F -- NOTES PAYABLE (continued)

Future minimum payments of notes payable are as follows:


                             YEAR                                      AMOUNT
-----------------------------------------------------------      ---------------
                                                                  (In thousands)
2001  .....................................................      $       9,790
2002  .....................................................              4,248
2003  .....................................................                363
2004  .....................................................                195
2005  .....................................................                 11
                                                                 ---------------
Total .....................................................      $      14,607
                                                                 ===============


Interest paid on notes payable was $1,429,000, $880,000, and $1,770,000 in 2000,
1999, and 1998 respectively.

NOTE G -- EMPLOYEE RETIREMENT PLAN

The Company has a 401(k) Retirement Savings Plan which covers substantially all employees. Under the provisions of the Plan, the Company will match employee contributions in amounts up to 3% of gross compensation subject to statutory limitations; contributions were $723,000 in 2000, $718,000 in 1999, and $697,000 in 1998. The Company's matching contributions are credited only to the National TechTeam Stock Fund for the benefit of each participant.

NOTE H -- TAX PROVISIONS

The provision (benefit) for income taxes consists of the following:


--------------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                       2000             1999              1998
                                                                  ---------------   --------------   ---------------
                                                                                   (In thousands)
Current:
    U.S. Federal..............................................      $      2,087      $     1,319      $     (1,102)
    State.....................................................               226              121                50
    Foreign...................................................               379              105               147
                                                                  --------------    -------------    --------------
                                                                    $      2,692      $     1,545      $       (905)
Deferred (credit) - U.S. Federal..............................              (447)             172              (328)
                                                                  ---------------   --------------   ---------------
Total provision/(credit)......................................      $      2,245      $     1,717      $     (1,233)
                                                                  ===============   ==============   ===============
Tax payments..................................................      $      2,586      $     1,050      $        500
                                                                  ===============   ==============   ===============

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE H -- TAX PROVISIONS (continued)

A reconciliation of the Federal income tax provision and the amount computed by applying the Federal statutory income tax rate to income before Federal income tax follows:


--------------------------------------------------------------------------------------------------------------------
                                                                                 YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                       2000             1999              1998
                                                                  ---------------   --------------    --------------
                                                                                    (In thousands)

 Income tax (credit) at Federal statutory rate of 34%.........     $       1,492     $      1,097      $     (1,694)
 Goodwill, intangibles, and other permanent differences.......               323              498               329
 Foreign tax credit...........................................               140              --                 --
 State taxes net of federal benefit...........................               149               80                --
 Other........................................................               141               42               132
                                                                  ---------------   --------------    --------------
                                                                   $       2,245     $      1,717      $     (1,233)
                                                                  ===============   ==============    ==============


The provision for income taxes was calculated based on the following components of earnings before income taxes:


--------------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                       2000             1999              1998
                                                                  ---------------   --------------    --------------
                                                                                    (In thousands)


 Domestic.....................................................     $       3,020     $      2,944      $     (5,457)
 Foreign......................................................             1,371              283               476
                                                                  ---------------   --------------    --------------
                                                                   $       4,391     $      3,227      $     (4,981)
                                                                  ===============   ==============    ==============



The principal components of deferred income tax balances are as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                              DECEMBER 31,
                                                      -------------------------------------------------------------
                                                                  2000                            1999
                                                      -----------------------------   -----------------------------
                                                         ASSETS       LIABILITIES        ASSETS        LIABILITIES
                                                      ------------   -------------    ------------    -------------
                                                                             (In thousands)

Net operating loss carryforward .................     $         --    $         --    $        742     $         --
Alternative minimum tax credit carryforward .....            2,341              --           1,757               --
Allowance for uncollectible accounts receivable..               80              --             103               --
Global Call Center software......................              731              --             263               --
Leasing accounting...............................            6,688           1,060           5,078              816
Prepaid expenses.................................               82              39             200               19
Accelerated tax depreciation.....................               --           6,540              --            6,084
Other............................................              122             368             614              248
                                                      -------------   -------------   -------------    -------------
                                                      $     10,044    $      8,007    $      8,757     $      7,167
                                                      =============   =============   =============    =============


At December 31, 2000, for federal income tax purposes, the Company had a $2,341,000 alternative minimum tax credit carryforward which does not expire.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE H -- TAX PROVISIONS (continued)

No provision was made with respect to approximately $500,000 of undistributed earnings of foreign subsidiaries at December 31, 2000, since these earnings are considered by the Company to be permanently reinvested. Upon distribution of these earnings, the Company would be subject to United States income taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

NOTE I -- ACQUISITIONS

In January 1998, TechTeam acquired all of the capital stock of Capricorn Capital Group, Inc. (now TechTeam Capital Group, Inc.) in exchange for a base consideration consisting of 350,000 unrestricted and 150,000 restricted shares of TechTeam common stock plus a contingent payment based upon TechTeam Capital Group, Inc.'s earnings performance in the three-year period following the acquisition. The base consideration was valued at $4,875,000. The transaction has been accounted for as a purchase. Goodwill of $3,186,000 resulting from the transaction is being amortized using the straight-line method.

NOTE J -- RELATED PARTY TRANSACTIONS

TechTeam was involved in the following related party transactions:

   a) Paid $93,000 in 2000 for broker fees to a securities brokerage firm that employs a director of the Company.

   b)    Paid $103,000 in 2000 for consulting fees to a director of the Company.

   c) Paid legal fees of $45,000 in 2000 to a law firm whose members include a director of the Company.

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

Pro forma information regarding net income/(loss) and earnings/(loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 through 2000: a range of risk-free interest rates of 5% to 7% based on the expected life of the options; a volatility factor of the expected market price of the Company's common stock of
 .464, .774, and .776 in 2000, 1999, and 1998, respectively; and a weighted average expected life of three years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


--------------------------------------------------------------------------------------------------------------------
                                                                       2000             1999              1998
                                                                  ---------------   --------------   ---------------
                                                                                   (In thousands)
Pro forma net income/(loss)...................................    $        1,031    $          20    $       (5,737)
Pro forma earnings/(loss) per share
    Basic.....................................................    $         0.08    $        0.00    $        (0.39)
    Diluted...................................................    $         0.08    $        0.00    $        (0.39)



The pro forma effect on net income in 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to stock option grants made prior to 1995. Assuming similar grants in future years, the pro forma effect is fully reflected in 2000.

A summary of the Company's stock option activity, and related information, follows:


------------------------------------------------------------------------------------------------------------------------------------
                                                    EMPLOYEES                      DIRECTORS                      OTHERS
                                          ---------------------------     --------------------------     ---------------------------
                             TOTAL                           AVERAGE                        AVERAGE                       AVERAGE
                            SHARES           SHARES          PRICE           SHARES         PRICE           SHARES         PRICE
                         ------------     -----------    ------------     -----------    -----------     ------------   ------------
Outstanding at
   January 1, 1998.......  1,240,326       1,108,198         $ 14.44         129,275         $19.55            2,853        $ 35.05
Granted..................    154,000         114,000            9.83          40,000          10.31               --             --
Exercised................   (166,100)       (156,100)           4.95         (10,000)          4.82               --             --
Canceled.................   (219,625)       (219,625)          15.40              --             --               --             --
                         ------------     -----------                     -----------                    ------------
Outstanding at
   December 31, 1998.....  1,008,601         846,473         $ 10.39         159,275         $ 9.21            2,853        $ 35.05
Granted..................    519,800         414,800            5.51          30,000           6.44           75,000           5.65
Exercised................    (13,600)        (13,600)           4.50              --             --               --             --
Canceled.................   (357,587)       (303,312)          14.39         (54,275)         14.61               --             --
                         ------------     -----------                     -----------                    ------------
Outstanding at
   December 31, 1999.....  1,157,214         944,361         $ 11.09         135,000         $15.11           77,853        $  6.72
Granted..................    337,000         187,000            5.50          60,000           5.75           90,000           7.43
Exercised................     (5,600)         (5,600)           4.63              --             --               --             --
Canceled.................   (135,427)       (135,427)           8.82              --             --               --             --
                         ------------     -----------                     -----------                    ------------
Outstanding at
   December 31, 2000..... 1,353,187 (1)      990,334         $ 10.43         195,000         $12.23          167,853        $  7.10
                         ============     ===========                     ===========                    ============


                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE K -- STOCK OPTIONS (continued)

(1) The following table summarizes certain information about stock options outstanding at December 31, 2000:


------------------------------------------------------------------------------------------------------------------------
                             OPTIONS OUTSTANDING                                           OPTIONS EXERCISABLE
------------------------------------------------------------------------------    --------------------------------------
                                            WEIGHTED -          WEIGHTED -                                WEIGHTED -
    RANGE OF            NUMBER OF            AVERAGE            AVERAGE PER          NUMBER OF           AVERAGE PER
    PER SHARE            OPTIONS            REMAINING         SHARE EXERCISE          OPTIONS           SHARE EXERCISE
 EXERCISE PRICES       OUTSTANDING       EXERCISE PERIOD           PRICE            EXERCISABLE             PRICE
------------------  ------------------   -----------------   ------------------   -----------------    -----------------
$  3.51 - $ 7.71         797,508               3.2                 $ 5.62              212,649               $ 6.08
    8.25 - 13.75         304,000               2.6                   9.88              100,983                10.05
   22.63 - 25.75         248,826               1.7                  25.38              169,203                25.33
           35.05           2,853               0.5                  35.05                2,496                35.05



The Company granted options to purchase 90,000 and 75,000 shares of common stock to consultants in 2000 and 1999 respectively. The estimated fair value of such options was expensed over the contract benefit period.

NOTE L -- STOCK REPURCHASE PROGRAMS

The company has acquired shares of its common stock in connection with stock repurchase programs. In 1998, the Company repurchased 3,142,000 shares for $28,195,000. During 1999, the Company repurchased 402,100 shares for $2,497,000.

In May of 2000, the Company announced a stock repurchase program to repurchase up to 2,000,000 shares of common stock. In October of 2000, the Company extended this program to repurchase an additional 2,000,000 shares. During 2000 the Company repurchased 2,790,450 shares for $9,069,000 under this program.

NOTE M -- SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. TechTeam's chief operating decision making group is the Policy Committee, which is comprised of the President and the lead executives of each of TechTeam's operating segments. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products.

The Company's reportable operating segments include Corporate Service (consisting of corporate help desk services, technical staffing, systems integration, and training programs), OEM Call Center Services and leasing operations . (See Item 1. Business Overview for a description of each business segment.)

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE M -- SEGMENT REPORTING (continued)

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. TechTeam evaluates performance based on stand alone operating segment gross profit.


---------------------------------------------------------------------------------------------------------------------------------
                                         CORPORATE SERVICES
                    -------------------------------------------------------------------
                     CORPORATE                                                             OEM CALL
                     HELP DESK     TECHNICAL     SYSTEMS        TRAINING                    CENTER        LEASING
                     SERVICES      STAFFING    INTEGRATION      PROGRAMS       TOTAL       SERVICES      OPERATIONS      TOTAL
                    ----------    ----------   -----------    -----------    ----------   ----------    -----------   -----------
                                                     (In thousands)
2000
Revenues..........  $  45,706     $  17,305     $  14,161     $    3,485     $  80,657    $  16,150     $   27,349    $  124,156

Gross profit......     14,227         2,629         4,194            400        21,450        1,729          5,117        28,296
Depreciation and
   amortization...      1,095           582            70            138         1,885          179         20,294        22,358
Segment assets....     12,090         4,439         2,501          1,049        20,079        1,049         45,732        66,860
Expenditures for
   property.......      1,853           985           119            234         3,191           --             --         3,191


1999
Revenues..........  $  37,013     $  21,763     $  21,358     $    4,888     $  85,022    $  27,306     $   20,477    $  132,805
Gross profit......      7,909         4,598         3,720            201        16,428        2,091          4,869        23,388
Depreciation and
   amortization...      3,339           181           143            541         4,204           89         14,779        19,072
Segment assets....      9,023         4,735         6,142            948        20,848        4,841         58,943        84,632
Expenditures for
   property.......        251           137            13             60           461           --             74           535

1998
Revenues..........  $  30,672     $  25,716     $  14,436     $    6,622     $  77,446    $   25,376    $   14,099    $  116,921
Gross profit......      3,720         5,040         2,920            305        11,985         1,876         5,537        19,398
Depreciation and
   amortization...      3,013           467           175            594         4,249           424        10,358        15,031
Segment assets....     16,070         6,895         6,119          2,126        31,210         8,661        41,388        81,260
Expenditures for
   property.......        643           539           303            139         1,625           537           301         2,462


                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE M -- SEGMENT REPORTING (continued)

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:


                                                                    2000              1999               1998
                                                               ---------------   ----------------   ---------------
                                                                                   (In thousands)
Depreciation and amortization
    Total for reportable segments..........................    $       22,358    $        19,072    $       15,031
    Total of Corporate assets..............................             3,796              2,322             2,171
                                                               ---------------   ----------------   ---------------
       Total depreciation and amortization.................    $       26,154    $        21,394    $       17,202
Assets
    Total assets for reportable segments...................    $       66,860    $        84,632    $       81,260
    Corporate assets.......................................            33,914             27,675            30,358
                                                               ---------------   ----------------   ---------------
       Total assets........................................    $      100,774    $       112,307    $      111,618
                                                               ===============   ===============    ===============


Revenues in Europe were $10,216,000, $6,404,000 and $3,053,000 in 2000, 1999, and 1998, respectively. At December 31, 2000 and 1999 assets located in Europe were $4,705,000 and $2,914,000 which includes long-lived assets of $867,000 and $372,000, respectively.

NOTE N -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly consolidated results of operations are summarized as follows:


--------------------------------------------------------------------------------------------------------------------
                                                                          QUARTER ENDED
                                               ---------------------------------------------------------------------
                                                  MARCH 31,         JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                               ---------------- ----------------- ----------------- ----------------
                                                                (In thousands, except per share data)
2000
    Revenues................................      $     31,977     $      32,959     $      30,003     $     29,217
    Gross profit............................             6,233             7,955             6,896            7,212
    Income before tax provision.............               638             2,072             1,121              560
    Net income..............................               341             1,111               605               89
    Earnings per share......................              0.03              0.08              0.05             0.01
1999
    Revenues................................      $     34,087     $      34,268     $      33,955     $     30,495
    Gross profit............................             5,683             6,662             5,896            5,147
    Income before tax provision.............               342             1,001               778            1,106
    Net income..............................               226               660               488              136
    Earnings per share......................              0.02              0.05              0.04             0.01


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

NOTE Q -- SALE OF INTEREST IN GE TECHTEAM, L.P.
On August 22, 2000, the Company sold its 47% interest in the GE TechTeam, LP and its 49% membership interest in Support Central, LLC to the majority partner, GE Warranty Management, Inc. (GEWM). The Company recorded a pre-tax gain of $322,000 on this transaction. The Company will no longer provide staffing services to GEWM. The Company has entered into an arrangement with GEWM to provide call center technology services, which include ongoing call center software maintenance, upgrades and customization.

Until the date of sale, TechTeam shared in profits and losses of the GE Joint Venture OEM call center services business based on its partnership interest. Such revenue sharing amounted to earnings of $331,000 for the year ended December 31, 2000, losses of $315,000 for the year ended December 31, 1999 and earnings of $144,000 for the year ended December 31, 1998. In 1999, the GE Joint Venture changed its overhead allocation method, but such change was not agreed to by the Company. The change in 1999 resulted in an additional $531,000 of costs to National TechTeam previously borne by GE Appliances. In the quarter ended September 30, 2000 the change in the allocation method was reversed. The effect of the reversal increased National TechTeam's share in partnership revenue by $531,000.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
There were no changes in accountants, disagreements, or other events requiring reporting under this Item.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required is set forth under the caption "Election of Directors and Management Information" in the Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be held on May 9, 2001, which is incorporated herein by reference.

Information required pertaining to compliance with Section 16(a) of the Securities and Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be held on May 9, 2001, which is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Information required is set forth under the caption "Compensation of Executive Officers" in the Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be held on May 9, 2001, which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required is set forth under the caption "Election of Directors and Management Information -- Security Ownership of Certain Beneficial Holders and Management" in the Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be held on May 9, 2001, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required is set forth under the caption "Compensation of Executive Officers -- Certain Relationships and Related Transactions" in the Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be held on May 9, 2001, which is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)       Certain documents filed as part of the Form 10-K.

         See Item 8. Financial Statements and Supplementary Data and (d) below.

b)       Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the last quarter of year ended December 31, 2000.

c)       Exhibits required by Item 601 of Regulation S-K.

         The response to this portion of Item 14 is submitted as a separate section of this Report under the caption, Index of Exhibits.

d)       Financial statement schedules required by Regulation S-X.

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


                             NATIONAL TECHTEAM, INC.


Date: March 26, 2001       By: /s/M. Anthony Tam     M. Anthony Tam
      --------------           ------------------    President, Chief Executive
                                                     Officer and Chief Financial
                                                     Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 26, 2001.

/s/M. Anthony Tam                         Director, President, Chief
---------------------------               Executive Officer and Chief Financial
M. Anthony Tam                            Officer


/s/Kim A. Cooper                          Director
---------------------------
Kim A. Cooper


/s/Peter T. Kross                         Director
---------------------------
Peter T. Kross


/s/Wallace D. Riley                       Director
---------------------------
Wallace D. Riley


/s/Richard G. Somerlott                   Director
---------------------------
Richard G. Somerlott


/s/Jerome B. York                         Director
---------------------------
Jerome B. York


/s/Ronald T. Wong                         Director
---------------------------
Ronald T. Wong

                                INDEX OF EXHIBITS

All exhibits listed below that include a * indicate exhibits that are incorporated by reference. See the footnotes following the list of exhibits to locate those exhibits. All other exhibits are filed as part of this Form 10-K Report.


------------------------------------------------------------------------------------------------------------------------
                                                                                                           REFERENCE *
    EXHIBIT                                                                                                  OR PAGE
    NUMBER                                              EXHIBIT                                              NUMBER
---------------  ---------------------------------------------------------------------------------------  --------------
      2.1        Agreement and Plan of Merger dated January 19, 1998 by and between David M. Sachs,            *10
                 Capricorn Capital Group, Inc., BM Woodbridge Place 104, Inc. and National TechTeam,
                 Inc.

      2.1(a)     Sale of Certain Assets of TechTeam Capital Group, LLC to Newco Consultants, LLC,              *14
                 effective March 31, 2000

      2.2        Limited Partnership Agreement of GE TechTeam, L.P. (formerly Support Central, L.P.)           *11
                 dated as of October 1, 1997.
      2.2(a)     Amendment No. 1 to Limited Partnership Agreement of Support Central, L.P.                     *12

      2.2(b)     Global Agreement By and Among National TechTeam Inc., GE TechTeam, L.P., Support
                 Central, L.L.C. , and GE Warranty Management, Inc. dated August 22, 2000.

      3.1        Certification of Incorporation of National TechTeam, Inc. filed with the Delaware             *1
                 Secretary of State on September 14, 1987.

      3.2        Certificate of Amendment dated November 27, 1987 to the Company's Certification of            *2
                 Incorporation to change the par value from $.001 to $.01 per share.

      3.3        Bylaws of National TechTeam, Inc. as Amended and Restated May 26, 1998.                       *13

      4.1        Rights Agreement dated as of May 6, 1997, between National TechTeam, Inc. and U.S.            *9
                 Stock Transfer Corporation, as Rights Agent, which includes as
                 Exhibit A thereto the Form of Certificate of Designations, as
                 Exhibit B thereto the Form of Right Certificate, and as Exhibit
                 C thereto the Summary of Rights to Purchase Preferred Stock.

     10.1        Lease Agreement for office space in Southfield, Michigan known                                *4
                 as the Cumberland Tech Center between the Company and Eleven
                 Inkster Associates dated September 29, 1993.

     10.2        Lease Amendment for office space in Southfield, Michigan known                                *4
                 as the Cumberland Tech Center between the Company and Eleven
                 Inkster Associates dated December 7, 1993.

     10.3        Lease Amendment for office space in Southfield, Michigan known                                *5
                 as the Cumberland Tech Center between the Company and Eleven
                 Inkster Associates dated January 23, 1995.

     10.4        Lease for office space in Troy, Michigan known as Troy Officenter B between the               *6
                 Company and WRC Properties, Inc. dated November 16, 1995.

     10.5        Third Amendment Lease Agreement dated March 29,1996 for office space in Southfield,           *7
                 Michigan between Eleven Inkster Associates and the Company.

     10.6 Fourth Lease Amendment for office space in Southfield, Michigan between Eleven Inkster Associates and the Company dated March
                 13, 2000.


                                       36

--------------------------------------------------------------------------------

All exhibits listed below that include a * indicate exhibits that are incorporated by reference. See the footnotes following the list of exhibits to locate those exhibits. All other exhibits are filed as part of this Form 10-K Report.


------------------------------------------------------------------------------------------------------------------------
                                                                                                           REFERENCE *
    EXHIBIT                                                                                                  OR PAGE
    NUMBER                                              EXHIBIT                                              NUMBER
---------------  ---------------------------------------------------------------------------------------  --------------
     10.7        Sublease for office space in Southfield, Michigan known as the
                 Cumberland Tech Center between Dura Operating Corporation and the Company dated August 13, 2000.

     10.9        Lease for office space in Dearborn, Michigan between the Company and Dearborn Atrium          *8
                 Associates Limited Partnership dated November 18, 1996.

     10.10 Lease Agreement for office space in Davenport, Iowa known as the 1010 Shopping Center between the Company and Partnership
                 1010, LLP dated August 28, 1999.

     10.11       Asset Purchase Agreement between General Electric Company and National TechTeam, Inc.         *12
                 dated March 31, 1998 relating to the sale and transfer by TechTeam of its OEM call center contracts with Hewlett-Packard Corporation and 3Com Corporation.

     10.12       Credit Authorization Agreement in the principal amount of $25,000,000 between the             *13
                 Company and NBD Bank dated May 29, 1998.

     10.13       Employment Agreement dated as of January 1, 1999 between National TechTeam, Inc. and          *13
                 Harry A. Lewis.

     10.14       Employment Agreement dated as of January 1, 1999 between National TechTeam, Inc. and          *13
                 William F. Coyro Jr.

     10.15       1990 Nonqualified Stock Option Plan.                                                          *3

     10.16       1996 Nonemployee Directors Stock Plan.                                                        *7

     10.17       Supplemental Retirement Plan dated October 1, 2000.

     10.18       Senior Management bonus Plan dated June 14, 2000.

     21          List of subsidiaries of National TechTeam, Inc.                                               38

     23.1        Consent of Ernst & Young LLP                                                                  39
------------------------------------------------------------------------------------------------------------------------

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

 *4 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993.

 *5 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

 *6 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 *7 Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-10687.)

 *8 Incorporated by reference to the Company's Annual Report on Form 10-K dated December 31, 1996.

 *9 Incorporated by reference to the Company's Registration Statement on Form 8-A dated May 9, 1997.

*10 Incorporated by reference to the Company's Report on Form 8-K dated February 13, 1998.

*11 Incorporated by reference to the Company's Annual Report on Form 10-K dated December 31, 1997.

*12 Incorporated by reference to the Company's Report on Form 10-K dated March 31, 1998.

*13 Incorporated by reference to the Company's Report on Form 10-K dated March 31, 1999.

*14 Incorporated by reference to the Company's Report on Form 10-Q dated May 15, 2000.