Form 10-Q
period 2001-03-31
NATIONAL TECHTEAM INC /DE/
filed 2001-05-09
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2001



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

                  27335 West 11 Mile Road, Southfield, MI 48034
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (248)357-2866
                                                    -------------


              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               [X] Yes [ ] No

The number of shares of the registrant's only class of common stock outstanding at May 7, 2001 was 10,529,943.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                             NATIONAL TECHTEAM, INC.

                                    FORM 10-Q

                                      INDEX


------------------------------------------------------------------------------------------------------------
                                                                                                  PAGE
                                                                                                  NUMBER
---------------------------------------------------------------------------------------           ----------
PART I - FINANCIAL INFORMATION

ITEM 1.

Condensed Consolidated Statements of Operations (Unaudited)                                           3
         Three Months Ended
         March 31, 2001 and 2000

Condensed Consolidated Statements of Financial Position (Unaudited)                                 4 - 5
         March 31, 2001 and December 31, 2000

Condensed Consolidated Statements of Cash Flows (Unaudited)                                           6
         March 31, 2001 and 2000

Notes to the Condensed Consolidated Financial Statements (Unaudited)                                7 - 9

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations              10 - 12

PART II - OTHER INFORMATION

ITEM 1.

Legal Proceedings                                                                                     12

ITEM 6.

Exhibits and Reports on Form 8-K                                                                      12

Signatures                                                                                            13
------------------------------------------------------------------------------------------------------------


                         PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


------------------------------------------------------------------------------------------------------------------
                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  --------------------------------
                                                                                       2001             2000
                                                                                  ---------------  ---------------
                                                                                     (IN THOUSANDS, EXCEPT PER
                                                                                            SHARE DATA)
REVENUES
    Corporate Services
       Corporate help desk services.............................................  $       12,889   $       12,088
       Technical staffing.......................................................           4,368            4,455
       Systems integration......................................................           1,669            3,419
       Training programs........................................................             717              819
                                                                                  ---------------  ---------------
    Total Corporate Services....................................................          19,643           20,781
                                                                                  ---------------  ---------------
    OEM Call Center Services....................................................             124            4,865
    Leasing Operations..........................................................           5,747            6,331
                                                                                  ---------------  ---------------
TOTAL REVENUES..................................................................          25,514           31,977
COST OF SERVICES DELIVERED......................................................          19,567           25,698
                                                                                  ---------------  ---------------
GROSS PROFIT....................................................................           5,947            6,279
                                                                                  ---------------  ---------------
OTHER EXPENSES
    Selling, general and administrative.........................................           5,250            5,259
    Michigan Single Business Tax................................................             300              175
                                                                                  ---------------  ---------------
TOTAL OTHER EXPENSES............................................................           5,550            5,434
                                                                                  ---------------  ---------------
Operating income ...............................................................             397              845
                                                                                  ---------------  ---------------

Interest income.................................................................             348              160
Interest expense................................................................             244              367
                                                                                  ---------------  ---------------
NET INTEREST (INCOME) EXPENSE ..................................................            (104)             207
                                                                                  ---------------  ---------------

Income before income taxes......................................................             501              638
Income tax expense..............................................................             276              297
                                                                                  ---------------  ---------------
NET INCOME .....................................................................  $          225   $          341
                                                                                  ===============  ===============
BASIC AND DILUTED EARNINGS PER SHARE............................................  $         0.02   $         0.03
                                                                                  ===============  ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic.......................................................................          10,517           13,284
    Net effect of dilutive stock options........................................               0               21
                                                                                  ---------------  ---------------
    Diluted.....................................................................          10,517           13,305
                                                                                  ===============  ===============




                             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-------------------------------------------------------------------------------------------------------------------
NET INCOME, AS SET FORTH ABOVE..................................................  $          225    $          341

Foreign currency translation adjustments........................................            (152)              (53)
                                                                                  ---------------  ---------------
COMPREHENSIVE INCOME ...........................................................  $           73    $          288
                                                                                  ===============  ===============

                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------------------
                                                                                      MARCH 31,       DECEMBER 31,
                                    ASSETS                                              2001              2000
---------------------------------------------------------------------------------   ---------------  ----------------
                                                                                               (IN THOUSANDS)
CURRENT ASSETS
    Cash and cash equivalents...................................................    $       14,712   $       15,995
     Securities available for sale..............................................             6,440            2,725
    Accounts receivable (less allowances of $365 at March 31, 2001
       and $313 at December 31, 2000)...........................................            19,005           18,937
    Refundable taxes............................................................               328              859
    Inventories.................................................................               182              238
    Prepaid expenses and other..................................................             2,099            1,883
    Deferred income tax.........................................................               348              348
                                                                                    ---------------  ----------------
                                                                                            43,114           40,985
                                                                                    ---------------  ----------------

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Computer equipment and office furniture.....................................            16,806           16,528
    Purchased software..........................................................             8,302            8,035
    Leasehold improvements......................................................             2,763            2,668
    Transportation equipment....................................................               240              240
                                                                                    ---------------  ----------------
                                                                                            28,111           27,471
    Less -- Accumulated depreciation and amortization...........................            18,989           18,151
                                                                                    ---------------  ----------------
                                                                                             9,122            9,320
                                                                                    ---------------  ----------------

OTHER ASSETS
    Assets of leasing operations, net of amortization...........................            35,562           41,209
    Intangibles (less accumulated amortization of $15,636 at
       March 31, 2001 and $14,834 at December 31, 2000).........................             4,554            5,297
    Loans Receivable............................................................               869            1,008
    Deferred income tax.........................................................             1,689            1,689
    Other.......................................................................             1,199            1,266
                                                                                    ---------------  ----------------
                                                                                            43,873           50,469
                                                                                    ---------------  ----------------
TOTAL ASSETS....................................................................    $       96,109   $      100,774
                                                                                    ===============  ================


                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (continued)
                                   (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------
                                                                                       MARCH 31,      DECEMBER 31,
                     LIABILITIES AND SHAREHOLDERS' EQUITY                                2001             2000
--------------------------------------------------------------------------------     --------------   --------------
                                                                                             (IN THOUSANDS)
CURRENT LIABILITIES
    Accounts payable...........................................................      $       1,540    $       3,417
    Accrued payroll, related taxes and withholdings............................              3,135            3,217
    Deferred revenues..........................................................                801              264
    Accrued expenses and taxes.................................................                630              681
    Current portion of notes payable...........................................              8,614            9,790
    Other......................................................................                480              471
                                                                                     --------------   --------------
                                                                                            15,200           17,840
                                                                                     --------------   --------------


LONG-TERM DEBT.................................................................              3,142            4,817


SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01, 5,000,000 shares authorized, none issued
    Common stock, par value $.01, 5,000,000 shares authorized, issued 16,723,000 shares at
       March 31, 2001 and December 31, 2000....................................                167              167

    Additional paid-in capital.................................................            109,629          110,011
    Retained earnings..........................................................              4,642            4,417
    Accumulated other comprehensive loss -- foreign currency translation
         adjustment............................................................               (270)            (118)
                                                                                     --------------   --------------
                                                                                           114,168          114,477
    Less -- Treasury stock (6,213,434 and 6,041,755 shares at March 31, 2001
       and December 31, 2000, respectively)....................................             36,401           36,360
                                                                                     --------------   --------------
    Total shareholders' equity.................................................             77,767           78,117
                                                                                     --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................................      $      96,109    $     100,774
                                                                                     ==============   ==============



                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


 -------------------------------------------------------------------------------------------------------------------
                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     -------------------------------
                                                                                         2001              2000
                                                                                     --------------   --------------
                                                                                             (IN THOUSANDS)
 OPERATING ACTIVITIES
     Net income.................................................................     $         225    $          341
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and Amortization........................................             6,133             6,451
           Treasury stock contributed to 401(k) plan and other..................               177               215
           Changes in operating assets and liabilities..........................            (1,124)            1,393
                                                                                     --------------   ---------------
        Net cash provided by operating activities...............................             5,411             8,400
                                                                                     --------------   ---------------

 INVESTING ACTIVITIES
     Purchase of securities available-for-sale..................................            (3,715)                -
     Decrease in investment in direct financing leases and residuals............             1,087                87
     Purchase of property, equipment and software, net..........................              (640)           (1,481)
     (Purchase) disposal of leased equipment, net...............................               142           (11,753)
     Other .....................................................................                35            (1,018)
                                                                                     --------------   ---------------
        Net cash used in investing activities...................................            (3,091)          (14,165)
                                                                                     --------------   ---------------

 FINANCING ACTIVITIES
     Proceeds (payments) on notes payable, net..................................            (2,851)            1,394
     Purchase of Company common stock...........................................              (609)                -
     Proceeds from issuance of common stock.....................................                 -                26
     Other......................................................................              (143)              (53)
                                                                                     --------------   ---------------
        Net cash provided by (used) in financing activities.....................            (3,603)            1,367
                                                                                     --------------   ---------------
        Decrease in cash and cash equivalents...................................            (1,283)           (4,398)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............................            15,995            14,192
                                                                                     --------------   ---------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................................     $      14,712    $        9,794
                                                                                     ==============   ===============

                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



The accompanying unaudited consolidated financial statements have been prepared by National TechTeam, Inc. ("TechTeam" or "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2000.

Certain reclassifications have been made to the 2000 financial statements in order to conform to the 2001 financial statement presentation.

NOTE A -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and are calculated using the treasury stock method.

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from clients which represented ten percent or more of total revenue are as follows:


----------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED MARCH 31,
                                      --------------------------------------------------------------------------------
                                                      2001                                       2000
                                      --------------------------------------- ----------------------------------------
                                                                      (IN THOUSANDS)
                                      --------------------------------------------------------------------------------
                                           AMOUNT          PERCENT OF TOTAL          AMOUNT          PERCENT OF TOTAL
                                      -----------------    ----------------     -----------------    ----------------
Ford Motor Company..................  $         10,505                 41.1%    $          8,938                 28.0%
DaimlerChrysler.....................             4,752                 18.6%               6,200                 19.4%
GE TechTeam, L.P....................                 -                    -%               4,865                 15.2%


NOTE C -- Legal Proceedings

Refer to Part II, Item 1 for a description of legal proceedings.

NOTE D -- Stock Repurchase Programs

In May of 2000, the Company announced a stock repurchase program to repurchase up to 2,000,000 shares of common stock. In October of 2000, the Company extended this program to repurchase an additional 2,000,000 shares. During 2000 the Company repurchased 2,790,450 shares for $9,069,000 under this program. During the quarter ended March 31, 2001 the Company repurchased an additional 229,000 shares for $609,000 under this program.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE E -- SEGMENT REPORTING


-------------------------------------------------------------------------------------------------------------------------
                                           CORPORATE SERVICES
                      ---------------------------------------------------------------
                       CORPORATE                                                        OEM CALL
                       HELP DESK      TECHNICAL    SYSTEMS     TRAINING                  CENTER        LEASING
                       SERVICES       STAFFING   INTEGRATION   PROGRAMS      TOTAL      SERVICES     OPERATIONS    TOTAL
                      ------------   ---------- ------------- ----------    -------    ----------   ------------  -------
                                                                 (IN THOUSANDS)
                      ---------------------------------------------------------------------------------------------------
Three months ended
March 31, 2001
Revenues............    $  12,889    $   4,368   $   1,669    $     717    $  19,643   $     124    $   5,747    $  25,514
Gross profit........        3,776          851         587           85        5,299          57          591        5,947
Depreciation and
    amortization....          509          106           4           24          643           -        4,648        5,291

Expenditures for
    property.........         368           67           2            -          437           -            -          437


Three months ended
March 31, 2000
Revenues............    $  12,088    $   4,455   $   3,419    $     819    $  20,781   $   4,865    $   6,331    $  31,977
Gross profit (loss).        3,548          722         432           52        4,754         165        1,360        6,279
Depreciation and
    amortization....          194           72           7           13          286          67        4,971        5,324

Expenditures for
    property........        1,114          614           8            -        1,736           -            -        1,736


Segment Assets
March 31, 2001          $  15,845    $   4,739   $   1,458    $     840    $  22,882   $     222    $  39,654    $  62,758
December 31, 2000          12,090        4,439       2,501        1,049       20,079       1,049       45,732       66,860


                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
   NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- MARCH 31, 2001
                                   (UNAUDITED)



NOTE E -- SEGMENT REPORTING (continued)

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:
--------------------------------------------------------------------------------



                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                         ---------------------------------
                                                              2001             2000
                                                         ---------------   ---------------
                                                                  (IN THOUSANDS)
Depreciation and amortization
    Total for reportable segments.....................   $        5,291    $        5,324
    Corporate assets..................................              842             1,127
                                                         ---------------   ---------------
       Total depreciation and amortization............   $        6,133    $        6,451
                                                         ===============   ===============



                                                            MARCH 31,        DECEMBER 31,
                                                              2001               2000
                                                         ---------------   ---------------
                                                                  (IN THOUSANDS)
Assets
    Total assets for reportable segments..............   $       62,758    $       66,860
    Corporate assets..................................           33,351            33,914
                                                         ---------------   ---------------
       Total assets...................................   $       96,109    $      100,774
                                                         ===============   ===============

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Our actual results may differ materially from those included in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We do not undertake an obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

NATIONAL TECHTEAM, INC. ("TechTeam" or "Company") is a provider of technology and knowledge management support solutions and services to Fortune 1000, multinational companies and governments worldwide. The core services provided by TechTeam are its integrated help desk support services. TechTeam also provides technical staffing, systems integration, and training services. TechTeam provides these support services in Europe through its subsidiaries, TechTeam Europe, NV/Sa; TechTeam Europe, Ltd.; and TechTeam Europe, GmbH.

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

The Company operates major help desks in the United States from its Southfield, Michigan and Davenport, Iowa locations. From its facility in Brussels, Belgium, TechTeam provides multi-lingual help desk support for its customers in as many as 12 languages. TechTeam also provides these services from its customers' sites.


TECHNICAL STAFFING

The Company maintains a staff of trained technical personnel to provide computer and technical support to its clients at the clients' facilities. The Company recruits a technically proficient employee base. TechTeam enhances its employees' proficiency by providing access to extensive technical training programs. Training in new Internet technology, in advanced operating systems like Windows NT and Unix, and sophisticated applications such as SAP and PeopleSoft, allows TechTeam to provide its clients with highly skilled professionals, trained and certified in the latest technology.


SYSTEMS INTEGRATION

TechTeam provides systems integration and implementation services from project planning and management, to full-scale network server and workstation installations. TechTeam performs a wide range of maintenance services to the client ranging from desk-side support to network monitoring.


TRAINING

The Company provides custom training and documentation solutions that include a wide spectrum of options including computer based training, distance learning, course catalogs, instructional design consultants, customized course materials, certified trainers, evaluation options, desk-side tutorials, and custom reports.

TechTeam is a manufacturer-authorized training provider for many products including Sun Microsystems. The Company also offers training on other industry leading software such as Microsoft, Novell and others. A significant portion of the Company's training revenues is generated from the SUN certification program.

OEM SERVICES AND EQUIPMENT LEASING

In August 2000, TechTeam sold its interest in GE TechTeam LP to GE Warranty Management, Inc. As a result of this sale, TechTeam provided personnel to the new ownership through December 31, 2000, when TechTeam's employees providing OEM support through GE TechTeam LP were transitioned to the new owner. TechTeam continues to look in the OEM industry for business opportunities.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

Revenues decreased 20% to $25.5 million from $32.0 million. The decrease resulted from revenue decreases in OEM Call Center Services of $4.7 million, system integration revenues of $1.8 million, and leasing operations revenue of $0.6 million, offset by revenue increases in corporate help desk services of $0.8 million. OEM Call Center revenues were down due to the Company selling its interest in the GE Joint Venture and ceasing to provide personnel services to the new owner of the Joint Venture in 2000. Systems integration revenues decreased due to non-recurring revenue related to upgrading the computer systems of a local government in 2000. Leasing revenues decreased due to the Company's decision to cease looking for new leasing opportunities. Corporate help desk revenues increased due to continued expansion of global help desk services at Ford Motor Company and additional revenues generated by the Belgium call center office.

Gross profit increased as a percentage of sales to 23.3% from 19.6%. The increase was due to the non-recurrence of low margin OEM call center services provided to the GE Joint Venture and low margin system integration business provided to a local government in 2000.

Selling, General and Administrative expenses remained consistent at $5.3 million.

Interest expense decreased due to less debt related to leasing operations. Interest income increased due to an improved cash position, which resulted from the Company's decision to no longer underwrite new lease business.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided from Operations
Cash flow provided from operating activities was $5.4 million for the three months ended March 31, 2001. Cash flow provided was primarily due to earnings, combined with $6.1 million of non-cash depreciation and amortization expense mainly related to the leasing operations and a net decrease of $1.1 million in operating assets and liabilities.

Cash Flow Used by Investing Activities
Cash flow used by investing activities was $3.1 million. The Company used $3.7 million to invest in short term securities and $0.6 million to purchase computer equipment and software to develop the Company's portal technology offset by cash provided through the sale of $1.1 million of assets coming off lease.

Cash Flow Used in Financing Activities
Cash flow used by financing activities was $3.6 million. The Company reduced debt by $2.9 million and used $0.6 million to repurchase Company stock in accordance with the stock repurchase program.

The Company's working capital position at March 31, 2001 was $27.9 million compared to $23.1 million at December 31, 2000.

The Company has a line-of-credit agreement with Bank One, which provides for short-term borrowings of up to $25 million at the prime rate, the line-of-credit is unsecured. There were no borrowings under this line at March 31, 2001.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - None

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter ended March 31, 2001.


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



                                                  National TechTeam, Inc.
                                                  -----------------------
                                                         (Registrant)


    Date:     05/09/01                            By: /s/M. Anthony Tam
                                                      -----------------
                                                      M. Anthony Tam
                                                      President and Chief
                                                      Executive Officer


    Date:     05/09/01                            By: /s/Kenneth G. Shelton
                                                      ---------------------
                                                      Kenneth G. Shelton
                                                      Controller