Form 10-Q
period 2001-06-30
NATIONAL TECHTEAM INC /DE/
filed 2001-08-14
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2001



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

                   27335 W. 11 Mile Road, Southfield, MI 48034
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)


  Registrant's telephone number, including area code: (248) 357-2866
                                                      --------------


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               [X] Yes [ ] No

  The number of shares of the registrant's only class of common stock outstanding at July 31, 2001 was 10,595,673.

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                             NATIONAL TECHTEAM, INC.

                                    FORM 10-Q

                                      INDEX

 -----------------------------------------------------------------------------------------------------------------------
                                                                                                                PAGE
                                                                                                               NUMBER
 ----------------------------------------------------------------------------------------------------------  -----------
 PART I - FINANCIAL INFORMATION

 ITEM 1.

 Condensed Consolidated Statements of Operations (Unaudited)                                                     3
          Three and Six Months Ended
          June 30, 2001 and 2000

 Condensed Consolidated Statements of Financial Position (Unaudited)                                           4 - 5
          June 30, 2001 and December 31, 2000

 Condensed Consolidated Statements of Cash Flows (Unaudited)                                                     6
          Six Months Ended
          June 30, 2001 and 2000

 Notes to the Condensed Consolidated Financial Statements - June 30, 2000 (Unaudited)                          7 - 9

 ITEM 2.

 Management's Discussion and Analysis of Financial Condition and Results of Operations                        10 - 12

 PART II - OTHER INFORMATION

 ITEM 1.

 Legal Proceedings                                                                                              13

 ITEM 4.

 Submission of Matters to a Vote of Security Holders                                                            13

 ITEM 5.

 Other Information                                                                                            13 - 14

 ITEM 6.

 Exhibits and Reports on Form 8-K                                                                               14

 Signatures                                                                                                     14
 -----------------------------------------------------------------------------------------------------------------------

                         PART 1 -- FINANCIAL INFORMATION

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

ITEM 1 -- FINANCIAL STATEMENTS

-------------------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                         -------------------------------  -------------------------------
                                                             2001             2000            2001             2000
                                                         --------------  ---------------  --------------   --------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
    Corporate Services
       Corporate help desk services..................    $      12,373   $       12,446   $      25,262    $      24,534
       Technical staffing............................            3,645            4,573           8,013            9,028
       Systems integration...........................            1,441            2,655           3,110            6,074
       Training programs.............................              603              953           1,320            1,772
                                                         --------------  ---------------  --------------   --------------
    Total Corporate Services.........................           18,062           20,627          37,705           41,408
                                                         --------------  ---------------  --------------   --------------
    OEM Call Center Services.........................              104            3,716             228            8,581
    Leasing Operations...............................            5,355            8,616          11,102           14,947
                                                         --------------  ---------------  --------------   --------------
TOTAL REVENUES.......................................           23,521           32,959          49,035           64,936
COST OF SERVICES DELIVERED...........................           18,024           24,843          37,591           50,544
                                                         --------------  ---------------  --------------   --------------
GROSS PROFIT.........................................            5,497            8,116          11,444           14,392
                                                         --------------  ---------------  --------------   --------------
OTHER EXPENSES
    Selling, general and administrative..............            5,810            5,567          11,060           10,823
    Michigan Single Business Tax and other...........              210              200             510              375
                                                         --------------  ---------------  --------------   --------------
TOTAL OTHER EXPENSES.................................            6,020            5,767          11,570           11,198
                                                         --------------  ---------------  --------------   --------------

Operating income (loss)..............................             (523)           2,349            (126)           3,194
                                                         --------------  ---------------  --------------   --------------

Interest income......................................              298              153             646              313
Interest expense.....................................              184              430             428              797
Loss on disposal of assets...........................              254               -              254               -
                                                         --------------  ---------------  --------------   --------------
NET OTHER EXPENSE....................................              140              277              36              484
                                                         --------------  ---------------  --------------   --------------

Income  (loss) before income taxes...................             (663)           2,072            (162)           2,710
Income tax expense...................................              250              961             526            1,258
                                                         --------------  ---------------  --------------   --------------
NET INCOME (LOSS)....................................    $        (913)  $        1,111   $        (688)   $       1,452
                                                         ==============  ===============  ==============   ==============
BASIC AND DILUTED EARNINGS PER SHARE.................    $       (0.09)  $         0.08   $       (0.07)   $        0.11
                                                         ==============  ===============  ==============   ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic............................................           10,543           13,188          10,530           13,164
    Net effect of dilutive stock options.............               -               -                -                -
                                                         --------------  ---------------  --------------   --------------
    Diluted..........................................           10,543           13,188          10,530           13,177
                                                         ==============  ===============  ==============   ==============

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS), AS SET FORTH ABOVE................    $        (913)  $        1,111   $        (688)   $       1,452

Foreign currency translation adjustments.............              (49)             (15)           (201)             (68)
                                                         --------------  ---------------  --------------   --------------
COMPREHENSIVE INCOME (LOSS)..........................    $        (962)  $        1,096   $        (889)   $       1,384
                                                         ==============  ===============  ==============   ==============

                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------
                                                                                JUNE 30,              DECEMBER 31,
                                ASSETS                                            2001                    2000
------------------------------------------------------------------------   --------------------    --------------------
                                                                                           (IN THOUSANDS)
CURRENT ASSETS
    Cash and cash equivalents..........................................    $            19,577     $            15,995
    Securities available for sale......................................                  7,110                   2,725
    Accounts receivable (less allowances of $423 at
       June 30, 2001 and $313 at December 31, 2000)....................                 18,615                  18,937
    Refundable taxes...................................................                    472                     859
    Inventories........................................................                    346                     238
    Prepaid expenses and other.........................................                    889                   1,883
    Deferred income tax................................................                    348                     348
                                                                           --------------------    --------------------
                                                                                        47,357                  40,985
                                                                           --------------------    --------------------

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Computer Equipment and office furniture............................                 16,058                  16,528
    Purchased software.................................................                  8,655                   8,035
    Leasehold improvements.............................................                  2,591                   2,668
    Transportation equipment...........................................                    239                     240
                                                                           --------------------    --------------------
                                                                                        27,543                  27,471
    Less -- Accumulated depreciation and amortization..................                 18,869                  18,151
                                                                           --------------------    --------------------
                                                                                         8,674                   9,320
                                                                           --------------------    --------------------

OTHER ASSETS
    Assets of leasing operations, net of amortization..................                 27,889                  41,209
    Intangibles (less accumulated amortization of $16,174 at
       June 30, 2001 and $14,894 at December 31, 2000).................                  4,012                   5,297
    Deferred income tax................................................                  1,689                   1,689
    Loans receivable...................................................                    210                   1,008
    Other..............................................................                  1,235                   1,266
                                                                           --------------------    --------------------

                                                                                        35,035                  50,469
                                                                           --------------------    --------------------
TOTAL ASSETS...........................................................    $            91,066     $           100,774
                                                                           ====================    ====================


                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (continued)
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------
                                                                                JUNE 30,              DECEMBER 31,
                 LIABILITIES AND SHAREHOLDERS' EQUITY                             2001                    2000
------------------------------------------------------------------------   --------------------    --------------------
                                                                                         (IN THOUSANDS)
CURRENT LIABILITIES
    Accounts payable...................................................    $             1,002     $             3,417
    Accrued payroll, related taxes and withholdings....................                  2,143                   3,217
    Deferred revenues..................................................                    561                     264
    Accrued expenses and taxes.........................................                    530                     681
    Current portion of notes payable...................................                  7,555                   9,790
    Other..............................................................                    410                     471
                                                                           --------------------    --------------------
                                                                                        12,201                  17,840
                                                                           --------------------    --------------------

LONG-TERM DEBT.........................................................                  1,864                   4,817

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01, 5,000,000 shares authorized, none issued
    Common stock, par value $ .01, 45,000,000 shares authorized, issued -- 16,723,000 shares at
       June 30, 2001 and December 31, 2000.............................                    167                     167
    Additional paid-in capital.........................................                109,153                 110,011
    Retained earnings..................................................                  3,729                   4,417
    Accumulated other comprehensive loss - foreign currency
            translation adjustment.....................................                   (319)                   (118)
                                                                           --------------------    --------------------
                                                                                       112,730                 114,477
    Less -- Treasury stock  (6,145,629 and  6,041,755 shares
       at June 30, 2001 and December 31, 2000, respectively)...........                 35,729                  36,360
                                                                           --------------------    --------------------
    Total shareholders' equity.........................................                 77,001                  78,117
                                                                           --------------------    --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................    $            91,066     $           100,774
                                                                           ====================    ====================


                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


 -------------------------------------------------------------------------------------------------------------------
                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                            ----------------------------------------
                                                                                  2001                  2000
                                                                            ------------------    ------------------
                                                                                        (IN THOUSANDS)
 OPERATING ACTIVITIES
     Net income (loss).................................................     $            (688)    $           1,452
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and Amortization...............................                11,865                13,186
           Treasury stock contributed to 401(k) plan and other.........                   365                   419
           Changes in operating assets and liabilities.................                (1,462)                  798
                                                                            ------------------    ------------------
        Net cash provided by operating activities......................                10,080                15,855
                                                                            ------------------    ------------------

 INVESTING ACTIVITIES
     Purchase of securities available-for-sale.........................                (4,385)                    -
     (Purchase) disposal of leased equipment, net......................                 2,181               (11,545)
     Net change in investment in direct financing leases and residuals.                 2,143                  (907)
     Purchase of property, equipment and software, net.................                (1,284)               (2,321)
     Other ............................................................                   828                  (953)
                                                                            ------------------    ------------------
        Net cash used in investing activities..........................                  (517)              (15,726)
                                                                            ------------------    ------------------

 FINANCING ACTIVITIES
     Proceeds (payments) on notes payable, net.........................                (5,188)                  163
     Purchase of Company common stock..................................                  (609)               (1,827)
     Proceeds from issuance of common stock............................                    -                     26
     Other.............................................................                  (184)                  (67)
                                                                            ------------------    ------------------
        Net cash used in financing activities..........................                (5,981)               (1,705)
                                                                            ------------------    ------------------
        Increase (decrease) in cash and cash equivalents...............                 3,582                (1,576)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................                15,995                14,192
                                                                            ------------------    ------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD............................     $          19,577     $          12,616
                                                                            ==================    ==================

                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements have been prepared by National TechTeam, Inc. ("TechTeam" or "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2000.

Certain reclassifications have been made to the 2000 financial statements in order to conform to the 2001 financial statement presentation.

NOTE A -- EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and are calculated using the treasury stock method.

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from clients which represented ten percent or more of total revenue are as follows:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                2001                                       2000
                                                                ----                                       ----
                                                     AMOUNT               PERCENT OF            AMOUNT             PERCENT OF
                                                                            TOTAL                                     TOTAL
                                                  ---------------------------------------------------------------------------------
                                                                                   (IN THOUSANDS)
Three months ended
June 30
-------
Ford Motor Company .............................     $ 9,880                 42.0%             $10,365                 31.4%
DaimlerChrysler ................................       4,273                 18.2%               5,557                 16.9%
GE TechTeam, L.P. ..............................        --                    -- %               3,716                 11.3%

Six months ended
June 30
-------
Ford Motor Company .............................     $20,385                 41.6%             $19,303                 29.7%
DaimlerChrysler ................................       9,025                 18.4%              11,757                 18.1%
GE TechTeam, L.P. ..............................        --                    -- %               8,581                 13.2%

NOTE C -- LEGAL PROCEEDINGS

Refer to Part II, Item 1 for a description of legal proceedings.

NOTE D -- STOCK REPURCHASES

In May 2000, the Company announced a stock repurchase program to repurchase up to 2,000,000 shares of common stock. In October 2000, the Company extended this program to repurchase an additional 2,000,000 shares. During 2000 the Company repurchased 2,790,450 shares for $9,069,000 under this program. For the six month period ended June 30, 2001, the Company repurchased 229,000 shares for $609,000 under this program.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E -- SEGMENT REPORTING



---------------------------------------------------------------------------------------------------------------------------
                                           CORPORATE SERVICES
                      ---------------------------------------------------------------
                       CORPORATE                                                       OEM CALL
                       HELP DESK    TECHNICAL    SYSTEMS     TRAINING                   CENTER      LEASING
                       SERVICES     STAFFING   INTEGRATION   PROGRAMS       TOTAL      SERVICES   OPERATIONS      TOTAL
                      -----------  ----------- -----------  -----------  -----------  ----------- ------------ ------------
                                                                 (IN THOUSANDS)
                      -----------------------------------------------------------------------------------------------------
Three months ended
June 30, 2001
-------------
Revenues............  $    12,373  $     3,645 $     1,441  $       603  $    18,062  $       104 $     5,355  $    23,521
Gross profit........        3,931          558         541           89        5,119           45         333        5,497
Depreciation and
    amortization....
                              517          105           3           20          645           -        4,291        4,936
Expenditures for
    property........
                              397           81           3           -           481           -           -           481

Three months ended
June 30, 2000
-------------
Revenues............  $    12,446  $     4,573 $     2,655  $       953  $    20,627  $     3,716 $     8,616  $    32,959
Gross profit........        3,920          527       1,047          166        5,660           98       2,358        8,116
Depreciation and
    amortization....          316          159          28           38          541           67       5,224        5,832
Expenditures for
    property........
                              138            9           5           -           152           -           -           152

Six months ended
June 30, 2001
-------------
Revenues............  $    25,262  $     8,013 $     3,110  $     1,320  $    37,705  $       228 $    11,102  $    49,035
Gross profit........        7,707        1,409       1,128          174       10,418          102         924       11,444
Depreciation and
    amortization....        1,026          211           7           44        1,288           -        8,939       10,227
Expenditures for
    property........
                              765          148           5           -           918           -           -           918

Six months ended
June 30, 2000
-------------
Revenues............  $    24,534  $     9,028 $     6,074  $     1,772  $    41,408  $     8,581 $    14,947  $    64,936
Gross profit........        7,468        1,246       1,479          218       10,411          263       3,718       14,392
Depreciation and
    amortization....          510          231          35           51          827          134      10,195       11,156
Expenditures for
    property........
                            1,252          623           7           -         1,882           -           -         1,882

Segment Assets
--------------
June 30, 2001         $    15,756  $     4,216 $     1,313  $       740  $    22,025  $        -  $    32,954  $    54,979

December 31, 2000          12,090        4,439       2,501        1,049       20,079        1,049      45,732       66,860

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E -- SEGMENT REPORTING (continued)

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:

--------------------------------------------------------------------------------

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                      ---------------------------------
                                                           2001              2000
                                                      ---------------   ---------------
                                                               (IN THOUSANDS)
Depreciation and amortization
    Total for reportable segments.................    $       10,227    $       11,156
    Corporate assets..............................             1,638             2,030
                                                      ---------------   ---------------
       Total depreciation and amortization........    $       11,865    $       13,186
                                                      ===============   ===============


                                                         JUNE 30,        DECEMBER 31,
                                                           2001              2000
                                                      ---------------   ---------------
                                                               (IN THOUSANDS)
Assets
    Total assets for reportable segments..........    $       54,979    $       66,860
    Corporate assets..............................            36,087            33,914
                                                      ---------------   ---------------
       Total assets...............................    $       91,066    $      100,774
                                                      ===============   ===============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Our actual results may differ materially from those included in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We do not undertake an obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

Revenues decreased 29% to $23.5 million from $33.0 million. The decrease resulted from revenue decreases in OEM Call Center Services of $3.6 million, system integration revenues of $1.2 million, and leasing operations revenue of $3.3 million. OEM Call Center revenues were down due to the Company selling its interest in the GE Joint Venture as previously announced and ceasing to provide personnel services to the new owner of the Joint Venture as of year ended 2000. Systems integration revenues decreased due to a reduction in computer upgrades and installation work at a major automotive client as well as the completion of systems work at two smaller customers in 2000. Leasing revenues decreased due to the Company's decision to cease looking for new leasing opportunities as well as gains from lease residual interest of $1.3 million in the second quarter of 2000, which did not take place in 2001. Technical staffing revenues also decreased by $1.0 million due to the Company's two major automotive customers making cuts in subcontracted staffing to reduce their cost structure. Corporate help desk services remained consistent at $12.4 million in revenues.

Gross profit as a percentage of sales decreased to 23.4% from 24.6%. The decrease was primarily due to the gains or (losses) from lease residuals ($0.3) million in 2001 compared to a gain of $1.3 million in 2000. This decrease was offset by the nonrecurrence of low margin OEM Call Center Services provided to the GE Joint Venture and overall improvement in the margins on Corporate Services revenues.

Selling, General and Administrative expenses were $5.8 million compared to $5.6 million in 2000. The $5.8 million in 2001 includes a net settlement of $370,000 related to earnout and release agreements with former officers of TechTeam Capital Group and severance payments of $120,000 that were paid to administrative employees terminated during the second quarter. In addition, a $165,000 write down was taken due to the Company's decision to cease making payments on insurance contracts for a former officer of the Company. Without these costs, selling, general and administrative costs would have decreased by approximately $400,000 for the quarter.

Interest expense decreased due to less debt related to leasing operations. Interest income increased due to an improved cash position, which resulted from the Company's decision to no longer underwrite new lease business.

Loss on disposal of assets includes $167,000 related to the write off of an equity interest in a Company acquired in 1999 and $87,000 due to the closing of a call center office in Michigan.

The Company's effective tax rate differs from the statutory tax rate due to nondeductible goodwill amortization.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

Revenues decreased 24.5% to $49.0 million from $64.9 million. The decrease resulted from revenue decreases in OEM Call Center Services of $8.4 million, system integration revenues of $3.0 million, leasing operations revenue of $3.8 million, and technical staffing revenues of $1.0 million. OEM Call Center revenues were down due to the Company selling its interest in the GE Joint Venture and ceasing to provide personnel services to the new owner of the Joint Venture in 2000. Systems integration revenues decreased due to a reduction in computer upgrade and installation work at a major automotive client as well as the completion of systems work at two smaller customers in 2000. Leasing revenues decreased due to the Company's decision to cease looking for new leasing opportunities. Technical staffing revenues decreased due to the Company's two major automotive customers making cuts in subcontracted staffing to reduce their cost structure.

Gross profit increased as a percentage of sales to 23.3% from 22.2%. The increase was due to the non-recurrence of low margin OEM call center services provided to the GE Joint Venture offset by the impact of the change in net gains or (losses) from lease residuals of $1.3 million in 2000 and ($0.3) million in 2001.

Selling, General and Administrative expenses were comparable for the six month period at $11.1 million in 2001 and $10.8 million in 2000.

Interest expense decreased due to less debt related to leasing operations. Interest income increased due to an improved cash position, which resulted from the Company's decision to no longer underwrite new lease business.

The Company's effective tax rate differs from the statutory tax rate due to nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES


Cash Flow Provided from Operations

Cash flow provided from operating activities was $10.1 million for the six months ended June 30, 2001. Cash flow provided was primarily due to $11.9 million of non-cash depreciation and amortization expense mainly related to the leasing operations, offset by a net cash decrease of $1.5 million due to changes in operating assets and liabilities and a net operating loss of $0.7 million.


Cash Flow Used by Investing Activities

Cash flow used by investing activities was $0.5 million. The Company used $4.4 million to purchase investments and $1.3 million to purchase assets to be used on help desk service projects which was offset by $4.3 million received from the sale of assets used in leasing operations.


Cash Flow Used in Financing Activities

Cash flow used in financing activities was $6.0 million. The Company used $5.2 million to pay down debt related to leasing operations and $0.6 million to repurchase Company stock in accordance with the stock repurchase program (see notes to the financial statements for more discussion on the stock repurchase program).

The Company's working capital position at June 30, 2001 was $35.2 million compared to $23.1 million at December 31, 2000. The Company believes that cash flows from operations will continue to be sufficient to meet its ongoing working capital needs.

                          PART II -- OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

The Company is a party to legal proceedings, which are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on the Company's liquidity, financial position or results of operations.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 9, 2001. The holders of 9,832,181 shares were present in person or by proxy, representing attendance by at least 85% of the outstanding shares. The following is a summary of the matters voted on at that meeting.

        (a) The following persons were elected to the Company's Board of Directors. The number of shares cast in favor and withheld were as follows:

             Name                               For                    Withheld
                                             ---------                 --------
             Kim A. Cooper                   9,753,545                  78,636
             Peter T. Kross                  9,751,701                  80,480
             Kenneth G. Meade                9,753,688                  78,493
             Wallace D. Riley                9,749,238                  82,943
             Richard G. Somerlott            9,750,485                  81,696
             Gregory C. Smith                9,749,135                  83,046
             M. Anthony Tam                  9,748,410                  83,771
             Ronald T. Wong                  9,748,863                  83,318

        (b)  Ratification of Ernst & Young as independent auditors:

                                                For                    Withheld
                                             ---------                 --------
                                             9,777,569                  54,612


ITEM 5.   OTHER INFORMATION

On August 9, 2001, the Board of Directors of the Company removed M. Anthony Tam as the Company's President and Chief Executive Officer and replaced him with William F. Coyro, Jr. Dr. Coyro will report directly to the Company's Chairman of the Board, Wallace D. Riley. Mr. Tam remains as a director of the Company.

Dr. Coyro, age 58, founded the Company in 1987. For the past eighteen months, Dr. Coyro has been an employee of the Company performing special projects for the Board of Directors. Prior to such time, he served as Chairman of the Board and President and Chief Executive Officer of the Company from its inception through February 2000 and December 1998, respectively. The Company and Dr. Coyro are currently negotiating the terms of an appropriate employment agreement.

Effective June 24, 2001, the Board of Directors appointed Jean F. Delpy, C.F.A. as the Company's Chief Financial Officer to replace Mr. Tam, whose term expired at such time. Mr. Delpy, age 42, joined the Company in May 2000 as Director of Finance and Planning, and he has also served as the Company's Treasurer since June 2000. Prior to joining the Company, Mr. Delpy was C.F.O. at Libralter Engineered Plastics Systems, an OEM supplier of engineered plastic components to the automotive industry, from January 1998 through April 2000. He also served as a financial consultant at Watson Wyatt from January 1997 through 1998. Prior to that time, he held various positions, including director of Corporate Finance at ARINC, Inc. Corp. from April 1989 through December 1997.

A copy of the Company's press release, dated August 13, 2001, announcing the foregoing management changes is filed as Exhibit 10.20 to this Quarterly Report on Form 10-Q.


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


CHANGE OF CONTROL AGREEMENTS

In the 2nd quarter, the Company entered into Change of Control Agreements with 13 of its management group including M. Anthony Tam, President and CEO, Douglas
H. Tayler, V.P. of Sales and Marketing and Jeffrey J. Ruffini, V.P. of Operations. Among other things, these agreements provide 1 year salary payments to these individuals in the event of their employment termination as a result of a Change of Control of the Board of Directors or sale of substantially all of the Company's assets. The potential cost of these agreements for Executive Management listed in the 2001 Proxy is approximately $550,000. See Item 6a.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.19    Employment Agreement Relating to Change of Control.

     10.20    Second quarter press release

(b) Reports on Form 8-K. No reports were filed during the quarter ended June 30, 2001.


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



                                         National TechTeam, Inc.
                                         ------------------------
                                                  (Registrant)


    Date:     8/14/01                    By: /s/ William F. Coyro Jr.
                                         ----------------------------
                                                 William F. Coyro Jr.
                                                 President and Chief Executive
                                                 Officer


    Date:     8/14/01                    By: /s/ Kenneth G. Shelton
                                         --------------------------
                                                 Kenneth G. Shelton
                                                 Controller

                                  Exhibit Index

Exhibit No.                  Description

  10.19                      Employment Agreement Relating to Change or Control.

  10.20                      Second quarter press release