Form 10-Q
period 2001-09-30
NATIONAL TECHTEAM INC /DE/
filed 2001-11-14
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the transition period from ___ to ___

                         Commission file number 0-16284


                             NATIONAL TECHTEAM, INC.
                             -----------------------
                         (Name of issuer in its charter)

  DELAWARE                                                                                               38-2774613
  ---------                                                                                              ----------
  (State or other jurisdiction of                                              (I.R.S. Employer Identification No.)
  incorporation or organization)

                  27335 West 11 Mile Road, Southfield, MI 48034
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (248) 357-2570
                                                    ---------------

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                [X] Yes [ ] No

The number of shares of the registrant's only class of common stock outstanding at October 31, 2001 was 10,661,048.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                             NATIONAL TECHTEAM, INC.

                                    FORM 10-Q

                                      INDEX

-----------------------------------------------------------------------------------------------------------------------
                                                                                                                PAGE
                                                                                                               NUMBER
----------------------------------------------------------------------------------------------------------  -----------
 PART I -- FINANCIAL INFORMATION

 ITEM 1.

 Condensed Consolidated Statements of Operations (Unaudited)
          Three and Nine Months Ended
          September 30, 2001 and 2000                                                                            3

 Condensed Consolidated Statements of Financial Position (Unaudited)
          September 30, 2001 and December 31, 2000                                                             4 - 5

 Condensed Consolidated Statements of Cash Flows (Unaudited)
          Nine Months Ended
          September 30, 2001 and 2000                                                                            6

 Notes to the Condensed Consolidated Financial Statements -- September 30, 2001 (Unaudited)                    7 - 10

 ITEM 2.

 Management's Discussion and Analysis of Financial Condition and Results of Operations                        10 - 13

 PART II -- OTHER INFORMATION

 ITEM 1.

 Legal Proceedings                                                                                               13

 ITEM 5.

 Other Information                                                                                               13

 ITEM 6.

 Exhibits and Reports on Form 8-K                                                                                14

 Signatures                                                                                                      15
------------------------------------------------------------------------------------------------------------------------

                         PART 1 -- FINANCIAL INFORMATION

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

ITEM 1 -- FINANCIAL STATEMENTS

-------------------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                         -------------------------------  -------------------------------
                                                              2001             2000            2001             2000
                                                         --------------  ---------------  --------------   --------------
                                                                      (In Thousands, except per share data)
REVENUES
    Corporate Services
       Corporate help desk services..................    $      12,098   $       11,281   $      37,360    $      36,918
       Technical staffing............................            3,575            4,403          11,588           13,431
       Systems integration...........................            1,413            3,089           4,523            8,060
       Training programs.............................              386              800           1,706            2,572
                                                         --------------  ---------------  --------------   --------------
    Total Corporate Services.........................           17,472           19,573          55,177           60,981
                                                         --------------  ---------------  --------------   --------------
    OEM Call Center Services.........................              104            4,301             332           12,882
    Leasing Operations...............................            4,591            6,129          15,693           21,076
                                                         --------------  ---------------  --------------   --------------
TOTAL REVENUES.......................................           22,167           30,003          71,202           94,939
COST OF SERVICES DELIVERED...........................           18,191           23,107          55,782           73,323
                                                         --------------  ---------------  --------------   --------------
GROSS PROFIT.........................................            3,976            6,896          15,420           21,616
                                                         --------------  ---------------  --------------   --------------
OTHER EXPENSES
    Selling, general and administrative..............            5,597            5,184          16,911           16,198
    Michigan Single Business Tax and other...........              240              825             750            1,200
                                                         --------------  ---------------  --------------   --------------
TOTAL OTHER EXPENSES.................................            5,837            6,009          17,661           17,398
                                                         --------------  ---------------  --------------   --------------

Operating income (loss)..............................           (1,861)             887          (2,241)           4,218
                                                         --------------  ---------------  --------------   --------------

Gain on sale of GE Joint Venture.....................                0              322               0              322

Interest income......................................              301              254             947              567
Interest expense.....................................              506              342             934            1,139
                                                         --------------  ---------------  --------------   --------------
NET INTEREST EXPENSE (INCOME)........................              205               88             (13)             572
                                                         --------------  ---------------  --------------   --------------

Income (loss) before income taxes....................           (2,066)           1,121          (2,228)           3,968
Income tax expense (credit)..........................             (171)             516             355            1,911
                                                         --------------  ---------------  --------------   --------------
NET INCOME (LOSS)....................................    $      (1,895)  $          605   $      (2,583)   $       2,057
                                                         ==============  ===============  ==============   ==============
BASIC AND DILUTED EARNINGS LOSS PER SHARE............    $        (.18)  $         0.05   $        (.24)   $        0.16
                                                         ==============  ===============  ==============   ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic............................................           10,606           12,476          10,585           12,983
    Net effect of dilutive stock options.............                0                0               0                5
                                                         --------------  ---------------  --------------   --------------
    Diluted..........................................           10,606           12,476          10,585           12,988
                                                         ==============  ===============  ==============   ==============

                                CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS), AS SET FORTH ABOVE................    $      (1,895)  $          605   $      (2,583)   $       2,057

Foreign currency translation adjustments.............              179             (107)            (22)            (175)
                                                         --------------  ---------------  --------------   --------------
COMPREHENSIVE INCOME (LOSS)..........................    $      (1,716)  $          498   $      (2,605)   $       1,882
                                                         =============   ==============   =============    =============

                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
                                                                              SEPTEMBER 30,           DECEMBER 31,
                                 ASSETS                                            2001                   2000
-----------------------------------------------------------------------   ---------------------   --------------------
                                                                                         (In Thousands)
CURRENT ASSETS
    Cash and cash equivalents..........................................   $             29,179    $            15,995
    Securities available for sale......................................                  3,752                  2,725
    Accounts receivable (less allowances of $431 at
       September 30, 2001 and $313 at December 31, 2000)...............                 16,790                 18,937
    Refundable taxes...................................................                    643                    859
    Inventories........................................................                    107                    238
    Prepaid expenses and other.........................................                  1,386                  1,883
    Deferred income tax................................................                    348                    348
                                                                          ---------------------   --------------------
                                                                                        52,205                 40,985
                                                                          ---------------------   --------------------

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Computer equipment and office furniture............................                 15,525                 16,528
    Purchased software.................................................                  8,754                  8,035
    Leasehold improvements.............................................                  2,661                  2,668
    Transportation equipment...........................................                    213                    240
                                                                          ---------------------   --------------------
                                                                                        27,153                 27,471
    Less -- Accumulated depreciation and amortization..................                 19,028                 18,151
                                                                          ---------------------   --------------------
                                                                                         8,125                  9,320
                                                                          ---------------------   --------------------

OTHER ASSETS
    Assets of leasing operations, net of amortization..................                 23,023                 41,209
    Intangibles (less accumulated amortization of $16,563 at
       September 30, 2001 and $14,894 at December 31, 2000)............                  3,348                  5,297
    Deferred income tax ...............................................                  1,688                  1,689
    Loans receivable ..................................................                    133                  1,008
    Other..............................................................                  1,153                  1,266
                                                                          ---------------------   --------------------
                                                                                        29,345                 50,469
                                                                          ---------------------   --------------------
TOTAL ASSETS...........................................................   $             89,675    $           100,774
                                                                          =====================   ====================

                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (continued)
                                   (UNAUDITED)


----------------------------------------------------------------------------------------------------------------------
                                                                              SEPTEMBER 30,           DECEMBER 31,
                  LIABILITIES AND SHAREHOLDERS' EQUITY                             2001                   2000
-----------------------------------------------------------------------   ---------------------   --------------------
                                                                                         (In Thousands)
CURRENT LIABILITIES
    Accounts payable...................................................   $              1,195    $             3,417
    Accrued payroll, related taxes and withholdings....................                  3,184                  3,217
    Deferred revenues..................................................                    789                    264
    Accrued expenses and taxes.........................................                  1,567                    681
    Current portion of notes payable...................................                  6,382                  9,790
    Other..............................................................                    214                    471
                                                                          ---------------------   --------------------
                                                                                        13,331                 17,840
                                                                          ---------------------   --------------------

LONG-TERM DEBT.........................................................                    879                  4,817

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01, 5,000,000 shares authorized, none issued
    Common stock, par value $.01, 45,000,000 shares authorized,
       Issued -- 16,723,000 shares at
       September 30, 2001 and December 31, 2000........................                    167                    167
    Additional paid-in capital.........................................                108,726                110,011
    Retained earnings..................................................                  1,834                  4,417
    Accumulated other comprehensive loss - foreign currency
       translation adjustment..........................................                   (140)                  (118)
                                                                          ---------------------   --------------------
                                                                                       110,587                114,477
    Less -- Treasury stock (6,084,372 and 6,041,755 shares
       at September 30, 2001 and December 31, 2000, respectively)......                 35,122                 36,360
                                                                          ---------------------   --------------------
    Total shareholders' equity.........................................                 75,465                 78,117
                                                                          ---------------------   --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................   $             89,675    $           100,774
                                                                          =====================   ====================

                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                           ---------------------------------------
                                                                                  2001                 2000
                                                                           ------------------   ------------------
                                                                                        (In Thousands)
 OPERATING ACTIVITIES
     Net income (loss).................................................    $          (2,583)   $           2,057
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and Amortization...............................               17,300               19,711
           Treasury stock contributed to 401(k) plan and other.........                  536                  606
           Sale and equity earnings of GE joint venture................                    -                 (653)
           Changes in operating assets and liabilities.................                2,294                  (53)
                                                                           ------------------   ------------------
           Net cash provided by operating activities...................               17,547               21,668
                                                                           ------------------   ------------------

 INVESTING ACTIVITIES
     Net change in investment in direct financing leases and residuals.                2,542                 (692)
     (Purchase) disposal of leased equipment, net......................                2,237               (9,793)
     Purchase of property, equipment and software, net.................               (1,288)              (4,277)
     Purchase of securities available-for-sale.........................               (1,027)              (2,154)
     Decrease in loans receivable......................................                  875                   56
     Acquisition of assets.............................................                  250                    -
     Other-net.........................................................                   (2)                  54
     Proceeds from sale of GE joint venture and related assets.........                    -                1,750
                                                                           ------------------   ------------------
        Net cash provided by (used in) investing activities............                3,587              (15,056)
                                                                           ------------------   ------------------

 FINANCING ACTIVITIES
     Payments on notes payable.........................................               (7,346)              (3,052)
     Purchase of Company common stock..................................                 (609)              (5,705)
     Other-net.........................................................                    5                 (148)
                                                                           ------------------   ------------------
        Net cash used in financing activities..........................               (7,950)              (8,905)
                                                                           ------------------   ------------------
        Increase (decrease) in cash and cash equivalents...............               13,184               (2,293)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................               15,995               14,192
                                                                           ------------------   ------------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD............................    $          29,179    $          11,899
                                                                           ==================   ==================

                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared by National TechTeam, Inc. ("TechTeam" or "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2000.

Certain reclassifications have been made to the 2000 financial statements in order to conform to the 2001 financial statement presentation.

NOTE A -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and are calculated using the treasury stock method.

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from clients that represented ten percent or more of total revenue are as follows:

----------------------------------------------------------------------------------------------------------
                                                     2001                               2000
                                       --------------------------------   --------------------------------
                                           AMOUNT          PERCENT OF         AMOUNT          PERCENT OF
                                                             TOTAL                              TOTAL
                                       --------------    --------------   --------------    --------------
                                                                  (In Thousands)
Three months ended September 30
-----------------------------------
Ford Motor Company..................   $       10,096             45.5%   $      10,555              34.8%
DaimlerChrysler.....................            3,938             17.7%           5,457              18.0%
GE TechTeam, L.P....................                -                -%           4,623              15.2%

Nine months ended September 30
------------------------------------
Ford Motor Company..................   $       30,482             42.8%   $      29,858              31.3%
DaimlerChrysler.....................           12,963             18.2%          17,214              18.1%
GE TechTeam, L.P....................                -                -%          13,204              13.9%

NOTE C -- LEGAL PROCEEDINGS

Refer to Part II, Item 1 for a description of legal proceedings.

NOTE D -- STOCK REPURCHASES

In May 2000, the Company announced a stock repurchase program to repurchase up to 2,000,000 shares of common stock. In October 2000, the Company extended this program to repurchase an additional 2,000,000 shares. During 2000 the Company repurchased 2,790,450 shares for $9,069,000 under this program. For the nine month period ended September 30, 2001, the Company repurchased 229,000 shares for $609,000 under this program.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E -- SEGMENT REPORTING

------------------------------------------------------------------------------------------------------------------------------
                                               CORPORATE SERVICES
                         ---------------------------------------------------------------
                          CORPORATE                                                        OEM CALL
                          HELP DESK    TECHNICAL    SYSTEMS      TRAINING                   CENTER      LEASING
                           SERVICES     STAFFING  INTEGRATION    PROGRAMS      TOTAL       SERVICES    OPERATIONS    TOTAL
                         -----------  ----------- ------------ ------------ ------------ -----------  ----------- ------------
                                                                     (In Thousands)
                         -----------------------------------------------------------------------------------------------------
Three months ended
September 30, 2001
---------------------
Revenues..............   $   12,098   $    3,575  $     1,413  $       386  $    17,472  $      104   $    4,591  $    22,167
Gross profit (loss)...        3,458          612          453           77        4,600           4         (628)       3,976
Depreciation and
    amortization......          511          105            4           12          632           -        3,794        4,426
Expenditures for
    property..........           47            -            -            -           47           -            -           47

Three months ended
September 30, 2000
---------------------
Revenues..............   $   11,281   $    4,403  $     3,089  $       800  $    19,573  $    4,301   $    6,129  $    30,003
Gross profit..........        3,491          506        1,076           32        5,105       1,106          685        6,896
Depreciation and
    amortization......          307          169           19           49          544          44        5,072        5,660
Expenditures for
    property..........          478           11           19            -          508           -            -          508

Nine months ended
September 30, 2001
---------------------
Revenues..............   $   37,360   $   11,588  $     4,523  $     1,706  $    55,177  $      332   $   15,693  $    71,202
Gross profit..........       11,165        2,021        1,581          251       15,018         106          296       15,420
Depreciation and
    amortization......        1,537          316           11           56        1,920           -       12,733       14,653
Expenditures for
    property..........          840          120            5            -          965           -            -          965

Nine months ended
September 30, 2000
---------------------
Revenues..............   $   36,918   $   13,431  $     8,060  $     2,572  $    60,981  $   12,882   $   21,076  $    94,939
Gross profit..........       11,363        2,080        2,151          250       15,844       1,369        4,403       21,616
Depreciation and
    amortization......          817          400           54          100        1,371         178       15,267       16,816
Expenditures for
    property..........        1,730          634           26            -        2,390           -            -        2,390

Segment Assets
---------------------
September 30, 2001       $   14,544   $    3,888  $     1,200  $       483  $    20,115  $        -   $   26,449  $    46,564
December 31, 2000            12,090        4,439        2,501        1,049       20,079       1,049       45,732       66,860

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E -- SEGMENT REPORTING (continued)

A reconciliation of the totals reported for the operating segments to the applicable line item in the condensed consolidated financial statements is as follows:

                                                         --------------------------------------
                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                         --------------------------------------
                                                                2001                 2000
                                                         ------------------   -----------------
                                                                     (In Thousands)
Depreciation and amortization
    Total for reportable segments....................    $          14,653    $          16,816
    Corporate assets.................................                2,647                2,895
                                                         ------------------   -----------------
       Total depreciation and amortization...........    $          17,300    $          19,711
                                                         =================    =================

                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                2001                 2000
                                                         ------------------   -----------------
                                                                     (In Thousands)
Assets
    Total assets for reportable segments.............
    Corporate assets.................................    $          46,564    $          66,860
       Total assets..................................               43,111               33,914
                                                         ------------------   -----------------
                                                         $          89,675    $         100,774
                                                         ==================   =================

NOTE F -- ACQUISITION

On September 28, 2001, TechTeam's newly formed subsidiary, TechTeam Cyntergy, LLC, ("TTC") acquired certain assets of Cyntergy Corporation, a privately held company, in a two step transaction.

First, TTC purchased and took an assignment of certain credit facilities and promissory notes from Cyntergy's principal lender. As a result, TTC acquired all of the lender's rights as a secured creditor under the Financing and Security Agreement and other documentation of the credit facility. The Cyntergy Corporation debt was in excess of $6 million dollars. The purchase price of the credit facility was $1,050,000, of which $250,000 was paid in September.

Second, TTC entered into an Agreement for Conveyance In Lieu of Foreclosure with Cyntergy Corporation. Under this agreement, TTC acquired certain assets of Cyntergy Corporation by forgiving $4.5 million dollars of the total debt. These assets included accounts receivable, notes receivable, various fixed assets, and certain customer contracts. TTC is currently providing services to many of Cyntergy Corporation's former customers. Annual revenue derived from these customers is estimated at $3.5 million dollars.

NOTE G -- SALE OF INTEREST IN GE TECHTEAM, L.P.

On August 22, 2000 the Company sold its 47% interest in the GE TechTeam, LP and its 49% membership interest in Support Central, LLC to the majority partner, GE Warranty Management, Inc. (GEWM). The Company recorded a pre-tax gain of $322,000 on this transaction. The Company provided staffing services to GEWM through the end of 2000. The Company has also entered into an agreement with GEWM to provide technology services, which include ongoing call center software maintenance, upgrades and customization.

Until the date of sale, TechTeam shared in profits and losses of the GE Joint Venture OEM call center services business based on its partnership interest. Such earnings amounted to $568,000 for the quarter ended September 30, 2000 and $331,000 for the nine-month period ended September 30, 2000. As disclosed in the 1999 10K, the GE Joint Venture changed its overhead allocation method, but such change was not agreed to by the Company. The change in 1999 resulted in an additional $531,000 of costs to National TechTeam previously borne by GE Appliances. In the quarter ended September 30, 2000 the change in the allocation method was reversed. The effect of the reversal increased TechTeam's share in partnership revenue by $531,000.

NOTE H -- EFFECTS OF ACCOUNTING PRONOUNCEMENTS

Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued by the Financial Accounting Board (FASB) in June 2001. SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations initiated after prior to July 1, 2001. In addition, SFAS 141 changes the criteria to recognized intangible assets apart from goodwill. In accordance with the requirements of the SFAS 141, the Company adopted the new standard effective July 1, 2001.

Also in June 2002, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairments indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company intends to conform to the requirements of the new SFAS upon its required adoption date of January 1, 2002. The company believes that goodwill related to leasing operations may be impaired under SFAS 142 as of the adoption date. At December 31, 2001 the leasing operations goodwill is expected to be $1,123,000.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained in this report that are not historical facts and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Our actual results may differ materially from those included in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We do not undertake an obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

NATIONAL TECHTEAM, INC. is a global provider of information technology and business process outsourcing services to Fortune 1000, multinational companies and governments worldwide. The core services provided by TechTeam are its integrated help desk support services. TechTeam also provides technical staffing, systems integration, and training services. TechTeam provides these support services in Europe through its subsidiaries: TechTeam Europe, NV/Sa; TechTeam Europe, Ltd.; and TechTeam Europe, GmbH.

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

In line with its focus on help desk solutions, the Company has developed an integrated, Internet-based, help desk technology tool, called the Support Portal. From the Support Portal web site, an individual seeking support may access a knowledgebase to obtain a solution to their problem, use self-healing software to solve the problem, submit a problem for resolution to a support technician, or check the status of their help desk incident. TechTeam's proprietary call tracking tool, the Global Call Center, has been integrated with robust knowledge management and solution products and TechTeam's customers are able to access detailed performance reports and other management tools. The Company believes that the Support Portal's knowledge management, data analytics, computer diagnostics and tracking technology will help to increase the Company's efficiency in providing support, improve the end user's experience with the help desk and enable TechTeam's customers to benefit from lower cost and improved efficiency of their users.

The Company has deployed the technology internally and to certain of its existing customers. The Support Portal is an important part of the help desk solutions provided to new customers.

The Company operates major help desks in the United States from its Dearborn, Michigan, Southfield, Michigan and Davenport, Iowa locations. From its facility in Brussels, Belgium, TechTeam provides multi-lingual help desk support for its customers in as many as 12 languages. TechTeam also provides these services from its customers' sites.

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

TRAINING

The Company provides custom training and documentation solutions that include a wide spectrum of options including computer based training, course catalogs, instructional design consultants, customized course materials, certified trainers, evaluation options, desk-side tutorials, and custom reports.

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

TechTeam Capital Group, L.L.C. (Capital Group) previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from 2 to 5 years. Effective March 31, 2000, TechTeam restructured Capital Group. At that time, the majority of the Capital Group staff was terminated and Capital Group ceased looking for new leasing opportunities. Capital Group is currently running out its lease portfolio. With the exception of renewals, the portfolio will run off in approximately two years.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

Revenues decreased 26% to $22.2 million from $30.0 million. The decrease resulted from revenue decreases in

OEM Call Center Services of $4.2 million, system integration revenues of $1.7 million, leasing operations revenue of $1.5 million and Technical Staffing revenues of $0.8, offset by an increase in Corporate Help Desk services of $0.8 million. OEM Call Center revenues were down due to the Company selling its interest in the GE Joint Venture as previously announced and ceasing to provide personnel services to the new owner of the Joint Venture as of December 31, 2000. Systems integration revenues decreased due to a reduction in computer upgrades and installation work at a major automotive client as well as the completion of systems work at two smaller customers in 2000. Leasing revenues decreased due to the Company's decision to cease looking for new leasing opportunities in 2000. Technical staffing revenues also decreased due to one of the Company's major automotive customers making cuts in subcontracted staffing to reduce their cost structure. Corporate help desk services increased due to obtaining a new customer in the pharmaceutical industry during 2001.

Gross profit as a percentage of sales decreased to 17.9% from 23.0%. The decrease was primarily due to the gains or (losses) from lease residuals of ($1.1) million in 2001 compared to a gain of $0.1 million in 2000.

Selling, General and Administrative expenses were $5.6 million compared to $5.2 million in 2000. The $5.6 million in 2001 includes severance costs of $140,000 for administrative employees terminated during the third quarter and write offs of $215,000 for assets determined to be impaired, including goodwill related to the acquisition of a company in 1996.

The Michigan Single Business tax decreased because in 2000 the Company reversed certain credits that it had previously expected to receive.

Interest expense increased due to interest accumulated from an underpayment of prior years federal income taxes. Interest income increased due to an improved cash position, which resulted from the Company's decision to no longer underwrite new lease business.

The Company's effective tax rate differs from the statutory tax rate primarily due to nondeductible goodwill amortization.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

Revenues decreased 25% to $71.2 million from $94.9 million. The decrease resulted from revenue decreases in OEM Call Center Services of $12.6 million, leasing operations revenue of $5.4 million, system integration revenues of $3.5 million, and technical staffing revenues of $1.8 million. OEM Call Center revenues were down due to the Company selling its interest in the GE Joint Venture and ceasing to provide personnel services to the new owner of the Joint Venture in 2000. Leasing revenues decreased due to the Company's decision to cease looking for new leasing opportunities. Systems integration revenues decreased due to a reduction in computer upgrade and installation work at a major automotive client as well as the completion of systems work at two smaller customers in 2000. Technical staffing revenues decreased due to the Company's two major automotive customers making cuts in subcontracted staffing to reduce their cost structure.

Gross profit decreased as a percentage of sales to 21.7% from 22.8%. The decrease was due to the impact of the change in net gains or (losses) from lease residuals of ($1.3) million in 2001 and $1.3 million in 2000 offset by the non-recurrence of low margin OEM call center services provided to the GE Joint Venture.

Selling, general and administrative expenses were $16.9 million compared to 16.2 million in 2000. The $16.9 million in 2001 includes a net settlement of $370,000 related to earn out and release agreements with former officers of TechTeam Capital Group, severance payments of $260,000 for administrative employees that were terminated, write-offs of $200,000 for remaining goodwill and equity interest of prior acquisitions determined to be impaired, a $87,000 loss on disposal of assets due to the closing of a call center office and a $95,000 loss related to the write-off of a supply agreement no longer being used. In addition, a $165,000 write down was taken due to the Company's decision to cease making payments on insurance contracts for an officer of the Company. Without these costs, selling, general and administrative costs would have decreased by approximately $500,000 for the nine-month period.

The Michigan Single Business tax decreased because in 2000 the Company reversed certain credits that it had previously expected to receive.

Interest expense increased due to interest accumulated from an underpayment of prior years federal income taxes. Interest income increased due to an improved cash position, which resulted from the Company's decision to no longer underwrite new lease business.

The Company's effective tax rate differs from the statutory tax rate primarily due to nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Provided from Operations
Cash flow provided from operating activities was $17.5 million for the nine months ended September 30, 2001. Cash flow from operations was due to a net operating loss of $2.6 million, offset by the add back of $17.3 million of non-cash depreciation and amortization expense mainly related to the leasing operations and a net cash increase of $2.3 million due to changes in operating assets and liabilities.

Cash Flow Provided by Investing Activities
Cash flow provided by investing activities was $3.6 million. The Company received $4.8 million from the sale of assets used in leasing operations and $0.9 million from loans receivable, offset by $1.3 million to purchase assets to be used on help desk service projects and $1.0 million to purchase available for sale securities.

Cash Flow Used in Financing Activities
Cash flow used in financing activities was $8.0 million. The Company used $7.3 million to pay down debt related to leasing operations and $0.6 million to repurchase Company stock in accordance with the stock repurchase program (see notes to the condensed consolidated financial statements for more discussion on the stock repurchase program).

The Company's working capital position at September 30, 2001 was $38.9 million compared to $23.1 million at December 31, 2000. The Company believes that cash flows from operations will continue to be sufficient to meet its ongoing working capital needs.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

The Company is a party to legal proceedings, which are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on the Company's liquidity, financial position or results of operations.


ITEM 5 -- OTHER INFORMATION

On August 1, 2001, the Company entered into a one-year contract with Ford Motor Company under which the Company will provide SPOC (Single Point of Contact) support services for clients who utilize Ford Motor Company's IT products and services. The program scope encompasses support center, desk-side support, and program management services for Ford Motor Company, Ford Financial, and Ford Motor Company's Premier Auto Group. The purchase orders for the program total approximately $25 million dollars. The program staff is distributed throughout North America and Europe and the Support Centers handle support related requests from Ford Motor Company locations in the United States and Europe.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        10.19 Assignment of Credit Facilities and Financing Documents between TechTeam Cyntergy, LLC and Bank of America dated September 28, 2001.

        10.20 Financing and Security Agreement between Cyntergy Corporation and Bank of America dated January 29, 1999.

        10.21 Agreement for Conveyance in Lieu of Foreclosure and Other Matters between TechTeam Cyntergy, LLC and Robert N. Grimes and Beth Grimes dated September 28, 2001.

        10.22   Employment Agreement between National TechTeam, Inc. and William
                F. Coyro, Jr. dated August 9, 2001.

        10.23   Agreement with Ford Motor Company dated August 1, 2001.

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter ended September 30, 2001.

ITEMS 2, 3, AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

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



                                       National TechTeam, Inc.
                                       ------------------------
                                                (Registrant)


Date: 11/14/01                         By: /s/William F. Coyro, Jr.
                                           ------------------------
                                           William F. Coyro, Jr.
                                           Chief Executive Officer
                                           and President


Date: 11/14/01                         By: /s/Jean Francois D. Delpy
                                           -------------------------
                                           Jean Francois D. Delpy
                                           Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

      EXHIBIT
         NO.                         DESCRIPTION

        10.19 Assignment of Credit Facilities and Financing Documents between TechTeam Cyntergy, LLC and Bank of America dated September 28, 2001.

        10.20 Financing and Security Agreement between Cyntergy Corporation and Bank of America dated January 29, 1999.

        10.21 Agreement for Conveyance in Lieu of Foreclosure and Other Matters between TechTeam Cyntergy, LLC and Robert N. Grimes and Beth Grimes dated September 28, 2001.

        10.22   Employment Agreement between National TechTeam, Inc. and William
                F. Guyro, Jr. dated August 9, 2001.

        10.23   Agreement with Ford Motor Company dated August 1, 2001.