Form 10-K
period 2001-12-31
NATIONAL TECHTEAM INC /DE/
filed 2002-03-26
CIK 805054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2001

                             NATIONAL TECHTEAM, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                     0-16284                 38-2774613
(State or other jurisdiction    (Commission File Number)    (I.R.S. Employer
     of incorporation)                                     Identification No.)





27335 West 11 Mile Road, Southfield, MI             48034
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The number of shares outstanding of the registrant's common stock as of March 18, 2002 was 10,905,984. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 18, 2002 was approximately $45,259,834.


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement, dated on or about April 8, 2002. Form 10-K referenced Part III, Items 10, 11, 12 and 13.

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

                             NATIONAL TECHTEAM, INC.

                                    FORM 10-K

                                      INDEX


 ---------------------------------------------------------------------------------------------------------------------
                                                                                                                PAGE
                                                                                                               NUMBER
 ---------------------------------------------------------------------------------------------------------------------

 PART I
          Item 1   Business                                                                                     3-6
          Item 2   Properties                                                                                    6
          Item 3   Legal Proceedings                                                                             6
          Item 4   Submission of Matters to a Vote of Security Holders                                           6
 PART 2
          Item 5   Market for Registrant's Common Equity and Related Stockholders Matters                        7
          Item 6   Selected Financial Data                                                                      8-9
          Item 7   Management's Discussion and Analysis of Financial Condition and Results of                   9-14
                   Operations
          Item 7A  Quantitative and Qualitative Disclosures About Market Risk                                    14
          Item 8   Financial Statements and Supplementary Data                                                   14
                   Report of Ernst & Young LLP, Independent Auditors                                             15
                   National TechTeam, Inc. and Subsidiaries Consolidated Statements
                            Operations                                                                           16
                            Financial Position                                                                 17-18
                            Shareholders' Equity                                                                 19
                            Cash Flows                                                                           20
                            Notes to Consolidated Financial Statements                                         21-35
          Item 9   Disagreements on Accounting and Financial Disclosures                                         35
 PART 3
          Item 10  Directors and Executive Officers of the Registrant                                            36
          Item 11  Executive Compensation                                                                        36
          Item 12  Security Ownership of Certain Beneficial Owners and Management and Related                    36
                   Stockholder Matters
          Item 13  Certain Relationships and Related Transactions                                                36
 PART 4
          Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K                             37-39
                   Signatures                                                                                    40
                   Index of Exhibits                                                                           41-42
                   Exhibit 23.1 - Consent of Ernst & Young LLP                                                   43

 ---------------------------------------------------------------------------------------------------------------------

                                     PART I
-------------------------------------------------------------------------------


ITEM 1.     BUSINESS

OVERVIEW

NATIONAL TECHTEAM, INC. ("TechTeam" or "Company") is a global provider of information technology and business process outsourcing support services to entities, including Fortune 1000 companies, multinational companies, product providers, and governments. These services are provided with a single point of contact philosophy centralized on TechTeam's help desk support services. TechTeam also offers other services, including technology deployment and migration services, consulting, systems integration, training, and technical staffing. TechTeam provides support services in Europe through its subsidiaries:
TechTeam Europe, NV/SA; TechTeam Europe, Ltd.; and TechTeam Europe, GmbH.

TechTeam is incorporated under the laws of the State of Delaware. The Company's common stock is traded on the Nasdaq Stock Market under the symbol "TEAM". TechTeam's client base includes Ford Motor Company, DaimlerChrysler, Deere & Company, Cendant Corporation, Liberty Mutual Insurance Company, Schering-Plough Research Institute, and other companies in the manufacturing, office equipment, insurance, logistics, hospitality, food service and retail industries, among others.

The Company had total employees of 1,286 and 1,296 at December 31, 2001 and 2000, respectively.

INDUSTRY BACKGROUND

The IT industry is focused on delivering a new generation of hardware and software designed to provide productivity improvements to the business community. Businesses are investing principally in those technologies that improve their financial results. The integration of new technologies into business's current infrastructure means that mission critical information systems are continuing to increase in complexity with multiple networks, hardware platforms, and software applications. These complex systems, platforms and applications require reliable and cost-effective support services to effectively implement, maintain, and manage them. Businesses obtain this support from internal staff, by outsourcing the responsibilities, or a combination thereof. The IT support services industry provides the resources to businesses that outsource their support service functions.

Organizations considering the purchase of outsourced IT and business process support services generally are seeking to reduce the overall cost of support, while improving the productivity of their IT investments. Their decision-making processes often require them to take into account the cost of providing the support internally, purchasing and maintaining the tools necessary to provide the support, and establishing and maintaining best practices. They weigh these considerations against the cost of the outsourced service, and the risk in transferring some degree of control to the outsourced support service provider. Organizations often choose to focus on their core strengths by outsourcing non-core functions to outsourcing companies expert in the type of support needed.

SERVICES

TechTeam commenced operations as a value-added reseller of computer hardware and software that also provided training for its customers. During the late 1980's, the Company added IT staffing and systems integration services as a complement to its existing training business. In 1993, as a result of the Company's growing expertise in providing IT staffing of on-site help desks, TechTeam entered the technology support (help desk/call center) industry. The Company has recently expanded into the business process outsourcing support services sector.

CORPORATE SERVICES

TechTeam's Corporate Services primarily consist of technical help desk services, technical staffing, systems integration, and training programs integrated to provide total and flexible solutions for our customers.

HELP DESK SERVICES

TechTeam's help desk solutions provide corporate end users with around-the-clock technical support from the client's facilities or from TechTeam's help desk sites. TechTeam supports the full range of a client's IT and business process infrastructure, from network environments to computing systems, and shrink-wrap to advanced proprietary and acquired application systems. TechTeam's flexibility and business processes enable it to tailor its delivery to meet the needs of supporting the customer's IT environment, including proprietary business applications.

TechTeam follows a "single point of contact" (SPOC) model to enable the customer to consolidate its incident resolution support functions into a centralized help desk. TechTeam's technicians are specially trained in the customer's products and applications to diagnose problems and answer technical questions. The Company's technicians answer questions and diagnose technical problems ranging from application features and functionality to wide area network failures. If the technician is not able to resolve the problem with the end user, the call is escalated to the appropriate resource to solve the problem. Data collected by TechTeam technicians show trends in IT usage and trouble spots. TechTeam implements advanced data analytics to identify the cause(s) of problem areas. From this analysis, TechTeam offers to its clients improvement opportunities.

As end users often want different channels of communications to resolve problems other than the telephone, the Company has invested in and developed an integrated, Internet-enabled, help desk technology tool, called TechTeam's Support Portal. From the Support Portal web site, an individual seeking support may access a knowledge base to obtain solutions to problems, submit a problem for resolution to a support technician, or check the status of a help desk incident. TechTeam's incident management tool, the Global Call Center, has been integrated with knowledge management and solution products licensed from Kana Software, Inc. and others. TechTeam's customer management section of the portal is able to access detailed performance reports and other management tools. The Support Portal's knowledge management, data analytics, computer diagnostics and tracking technology are designed to help increase the Company's efficiency in providing support, improve the end user's experience with the help desk, and enable TechTeam's customers to benefit from lower cost and improved efficiency.

The Company has deployed the Support Portal technology internally and with many of its existing customers. The technology has improved the efficiency of the Company's service delivery. The Support Portal is an important part of the Company's help desk solutions.

The Company operates major help desks in the United States from its Southfield and Dearborn, Michigan and Davenport, Iowa locations. From its facility in Brussels, Belgium, TechTeam provides multilingual help desk support for its customers in as many as 12 languages. TechTeam also provides help desk services from many of its customers' sites.


TECHNICAL STAFFING

The Company maintains a staff of trained technical personnel to provide computer and technical support to its clients at the clients' facilities. The Company recruits a technically proficient employee base. TechTeam enhances its employees' proficiency by providing access to its technical training programs. Training in new technology, in advanced operating systems like Windows 2000 and XP and Unix, and in sophisticated applications such as SAP and PeopleSoft, allows TechTeam to provide its clients with highly skilled professionals trained and certified in the latest technology.

Further, the technical staffing business helps TechTeam to provide its employees with a diverse career path. As help desk technicians learn technology and use the Company's internal training programs, they can be placed in technical staffing positions where they can increase their compensation, while the Company retains its most valuable resources. TechTeam considers its career pathing program to be a competitive advantage relative to other staffing service providers.




SYSTEMS INTEGRATION

TechTeam provides systems integration, technology deployment and implementation services from project planning and management, to full-scale network server and workstation installations. TechTeam offers a wide range of maintenance services for the client, ranging from desk-side support to network monitoring. Through its TechTeam Cyntergy, L.L.C. subsidiary, the Company offers deployment and implementation services to entities in hospitality, retail and food service industries throughout the United States.


TRAINING

The Company provides custom training and documentation solutions that include a wide spectrum of options including computer-based training (CBT), distance learning, course catalogs, registration, instructional design consultants, customized course materials, certified trainers, evaluation options, desk-side tutorials, and custom reports. The Company provides customized training programs for many of its customers' proprietary applications.

PRODUCT SUPPORT SERVICES AND EQUIPMENT LEASING

TechTeam provides help desk services to the customers of corporations who sell technical products. In these circumstances, TechTeam's agents answer the questions about the corporation's products to the end user of the product. TechTeam utilizes its tools described above under "Help Desk Services" to deliver this support.

TechTeam Capital Group, L.L.C. ("Capital Group"), a subsidiary of the Company previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from 2 to 5 years. Effective March 31, 2000, TechTeam restructured Capital Group. At that time, the majority of Capital Group staff was terminated, and Capital Group ceased looking for new leasing opportunities. Capital Group is currently running out its lease portfolio. With the exception of renewals, the portfolio will run off in approximately one year.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

Historically, TechTeam has been heavily dependent upon two or three major clients for a substantial portion of its revenues. Any loss of (or failure to retain a significant amount of business with) these key clients would have a material adverse impact on the Company. The Company's major clients include Ford Motor Company ("Ford") and DaimlerChrysler. For the years ended December 31, 2001, 2000 and 1999 respectively, Ford accounted for 43.6%, 32.3% and 19.2%, DaimlerChrysler accounted for 17.5%, 18.2% and 19.3% of revenues. In 1999 and 2000, the Company's Joint Venture GE TechTeam, LP accounted for 20.6% and 13.0% respectively, of the Company's revenue.

Management continues to seek to diversify its client base from both a client and industry perspective. Nevertheless, because TechTeam believes that its existing client base presents opportunities for cross marketing its services, the Company will continue to seek additional business from its largest clients. The Company anticipates that its major clients will continue to account for a high percentage of TechTeam's revenues in the future, although no assurance can be given in this regard.

COMPETITION

The Company is engaged in a highly competitive business. While there are many companies that provide similar services, no one company is dominate. Competition for many of TechTeam's services is often in the form of competitive bidding in response to requests for proposals. The Company competes principally on the basis of service excellence, the ability to provide best-in-class help desk services, price, experience and reputation in the industry, technological capabilities, ISO quality practices, responsiveness to client needs, and referrals from existing clients.

The Company believes the following factors may provide it with competitive advantages over certain of its competitors:

    - Strong Internationally-Recognized Client Base -- TechTeam's existing multinational clients provide TechTeam with a strong foundation for the development of new business.

    - Qualified Technical Staff -- TechTeam focuses on developing and retaining high quality talent. The

        Company's employees are trained and offered a career path to higher level positions.

    - Quality Client-Driven Metrics and Service Excellence -- As an ISO 9001 certified company, TechTeam follows a well-defined quality system with a focus on continuous improvement.

    - Technology -- The Company believes that its proprietary integration of industry-leading technology enables it to maintain its position as a leading provider of IT support services.

    - Core Expertise -- Ability to deliver mission critical IT and business process solutions.

EUROPEAN OPERATIONS

TechTeam services its clients in Europe through three wholly-owned subsidiaries:
TechTeam Europe, Ltd., in Chelmsford, England; TechTeam Europe, NV/SA, in Brussels, Belgium; and TechTeam Europe, GmbH, in Cologne, Germany.

TechTeam Europe, Ltd. and TechTeam Europe, GmbH provide clients with technical staffing and help desk services. TechTeam Europe, NVSA primarily provides TechTeam's clients with multilingual help desk support. A significant proportion of the Company's business in Europe is driven by its client base in the United States.

The Company's international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements, and natural disasters. The Company is also exposed to foreign currency exchange rate risk, inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar. While these risks are believed to be manageable, no assurances can be given.


ITEM 2.     PROPERTIES

TechTeam's World Headquarters and principal executive offices are located in Southfield, Michigan. The following table sets forth certain information regarding the principal properties used by TechTeam, all of which are leased:



------------------------------------------------------------------------------------------------------------------------
                                                                                   LEASE TERM BEGINNING         SQUARE
     LOCATION                             FUNCTION                                     AND EXPIRING             FOOTAGE
------------------------------------------------------------------------------------------------------------------------
Southfield, MI               World Headquarters and Call Center                    11/01/93 - 12/31/05          100,657
Brussels, Belgium            European Headquarters and Call Center                 08/01/97 - 07/31/06           22,869
Dearborn, MI                 Call Center and Training Center                       04/01/97 - 03/31/06           30,182
Davenport, IA                Call Center                                           10/15/99 - 10/14/04           22,263
Chelmsford, England          Sales and Administrative Office                       11/01/00 - 11/01/03            3,340
Cologne, Germany             Sales and Administrative Office                       06/01/99 - 04/30/02            1,000



TechTeam believes that the facilities it occupies are well maintained and in good operating condition, and are adequate to meet its needs for the foreseeable future. These facilities include general office space and computer training classrooms. Because some TechTeam services are performed at client sites, the cost of maintaining multiple offices is minimized.


ITEM 3.     LEGAL PROCEEDINGS

The Company is a party to various legal proceedings which are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on the Company's liquidity, financial condition or results of operations, although no assurances can be given in this regard.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.


                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the reported high and low sales prices of the Company's common stock for the quarters indicated as reported by The Nasdaq Stock Market(R). The Company's common stock trades on The Nasdaq Stock Market(R) under the symbol "TEAM".


-----------------------------------------------------------------------------------------------------------
                           YEAR AND QUARTER                                    HIGH               LOW
-----------------------------------------------------------------------------------------------------------
2001
    First Quarter......................................................         4.000             2.125
    Second Quarter.....................................................         3.200             2.125
    Third Quarter......................................................         3.200             2.150
    Fourth Quarter.....................................................         3.250             2.200
2000
    First Quarter......................................................         7.500             4.438
    Second Quarter.....................................................         5.875             3.188
    Third Quarter......................................................         4.375             3.000
    Fourth Quarter ....................................................         3.563             1.875




The Company has never paid any dividends on its common stock. Any future decision as to payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's earnings, financial position, capital requirements, and such other factors as the Board of Directors deems relevant.

TechTeam had 546 shareholders of record as of February 5, 2002. Management estimates there are an additional 3,500 beneficial owners of the Company's stock held in street name.

ITEM 6.     SELECTED FINANCIAL DATA

The following table presents information derived from the Company's consolidated financial statements for the five years ended December 31, 2001. This information should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation," and the "Item 8 Financial Statements and Supplementary Data." The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.


-------------------------------------------------------------------------------------------------------------------------------
                                                                        YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------------
          STATEMENT OF OPERATIONS DATA:                    2001          2000             1999            1998           1997
-------------------------------------------------------------------------------------------------------------------------------
                                                                 (In thousands, except per share data)

Revenues
    Corporate Services
       Corporate help desk services .............      $  50,877       $  48,619       $  39,314       $  30,672       $  17,650
       Technical staffing .......................         14,522          18,874          23,002          25,716          25,011
       Systems integration ......................          6,918           9,679          17,818          14,436          12,537
       Training programs ........................          2,005           3,485           4,888           6,622           7,005
                                                       ---------       ---------       ---------       ---------       ---------
    Total Corporate Services ....................         74,322          80,657          85,022          77,446          62,203
    Product Support Services ....................            439          16,150          27,306          25,376          19,124
    Leasing Operations ..........................         19,849          27,349          20,477          14,099              --
                                                       ---------       ---------       ---------       ---------       ---------
Total revenues ..................................         94,610         124,156         132,805         116,921          81,327
Cost of services delivered ......................         75,777          95,860         109,417          97,523          70,925
                                                       ---------       ---------       ---------       ---------       ---------
Gross profit ....................................         18,833          28,296          23,388          19,398          10,402
                                                       ---------       ---------       ---------       ---------       ---------
Other expenses
    Selling, general, and administrative ........         22,290          21,969          19,349          20,805          15,704
    Class action litigation and related matters .           --              --                92           3,439             499
    Michigan Single Business Tax ................            700           1,710             450             496             180
                                                       ---------       ---------       ---------       ---------       ---------
Total other expenses ............................         22,990          23,679          19,891          24,740          16,383
                                                       ---------       ---------       ---------       ---------       ---------

Operating income (loss) .........................         (4,157)          4,617           3,497          (5,342)         (5,981)

Gain on sale of GE Joint Venture ................           --               322            --              --              --

Interest income .................................          1,186             887             644           1,845           3,039
Interest expense ................................           (779)         (1,435)           (914)         (1,484)            (69)
                                                       ---------       ---------       ---------       ---------       ---------
Net interest income (expense) ...................            407            (548)           (270)            361           2,970
                                                       ---------       ---------       ---------       ---------       ---------

Income (loss) before income taxes ...............         (3,750)          4,391           3,227          (4,981)         (3,011)
Income tax expense (credit) .....................           (172)          2,245           1,717          (1,233)         (1,053)
                                                       ---------       ---------       ---------       ---------       ---------
Net income (loss) ...............................      $  (3,578)      $   2,146       $   1,510       $  (3,748)      $  (1,958)
                                                       =========       =========       =========       =========       =========
Basic earnings (loss) per share .................      $   (0.33)      $    0.17       $    0.11       $   (0.24)      $   (0.12)
                                                       =========       =========       =========       =========       =========
Diluted earnings (loss) per share ...............      $   (0.33)      $    0.17       $    0.11       $   (0.24)      $   (0.12)
                                                       =========       =========       =========       =========       =========
Weighted average number of common shares
    Basic .......................................         10,771          12,554          13,280          14,758          15,664
    Diluted .....................................         10,771          12,554          13,303          14,758          15,664




--------------------------------------------------------------------------------------------------------------------
                                                                             DECEMBER 31,
                                                     ---------------------------------------------------------------

      STATEMENT OF FINANCIAL POSITION DATA:          2001         2000         1999         1998          1997
--------------------------------------------------   ----------   ----------   ----------   ----------    ---------
                                                                            (In thousands)
Current assets...................................    $  58,801    $  40,985    $  40,463    $  52,606     $ 96,307
Current liabilities..............................       11,746       17,840       18,069       19,972       10,560
Total assets.....................................       87,121      100,774      112,307      111,618      121,289
Long-term liabilities............................          805        4,817       10,030        7,312        1,129
Total shareholders' equity.......................       74,570       78,117       84,208       84,334      109,600





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

The following discussion and analysis shall be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto initiated in "Item 8 Financial Statements and Supplementary Data".

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

Revenues decreased $29.6 million, or 23.8%, to $94.6 million in 2001 from $124.2 million in 2000. The decrease resulted primarily from decreases in Product Support Services of $15.7 million, Leasing Operations of $7.5 million, Technical Staffing Services of $4.4 million, System Integration Services of $2.8 million, and Training Services of $1.5 million offset, in part, by increases in Corporate Help Desk Services of $2.3 million. Product Support Service revenues were down due largely to the Company selling its interest in the GE Joint Venture and ceasing to provide personnel services to the new owner of the Joint Venture in 2001. Revenues from Leasing Operations decreased primarily due to the Company's decision to cease looking for new leasing opportunities. Systems Integration revenues decreased due mainly to a reduction in computer upgrade and installation work at an automotive client as well as the completion of systems work at two smaller customers in 2000. Technical Staffing revenues decreased in large part due to the Company's two major automotive customers making cuts in subcontracted staffing to reduce their cost structure. Training revenues decreased mostly due to the discontinuance of the Company's training contract with Sun Microsystems, Inc. and a reduction in services provided to one of the Company's major automotive customers. Corporate Help Desk revenues increased principally due to new business with a company in the pharmaceutical industry commencing in 2000 and increased business with one of the Company's major automotive customers.

Gross Profit as a percentage of sales decreased to 19.9% in 2001 from 22.8% in 2000. The decrease was due to a series of factors, including, but not necessarily limited to, a net loss from the sale of equipment coming off lease of ($2.2) million in 2001 as compared to a gain of $0.7 million in 2000, an increase of the Company's residual reserve by $1.5 million to $1.9 million and the reduction in revenues, all in the Leasing Operations, a reduction in revenues in the Product Support Services, and a reduction of gross profit margin in the Corporate Help Desk segment due primarily to the effects of a 4th quarter acquisition.

Selling, general and administrative expenses increased to $22.3 million in 2001 from $22.0 million in 2000. The $22.3 million in 2001 includes a net settlement of $370,000 related to earn-out and release agreements with former officers of TechTeam Capital Group, severance payments of $300,000 for administrative employees that were terminated, write-offs of $200,000 for remaining goodwill and equity interest of prior acquisitions determined to be impaired, an $87,000 loss on disposal of assets due to the closing of a call center office, and a $95,000 loss related to the write-off of a supply agreement no longer being used. In addition, a $165,000 write down was taken due to the Company's decision to cease making payments on insurance contracts for an officer of the Company. Without these items, selling, general and administrative costs would have decreased by approximately $900,000 in 2001.

The Michigan Single Business Tax decreased in 2001 primarily because in 2000 the Company reversed certain credits that it had previously expected to receive.

Interest income increased to $1.2 million in 2001 from $0.9 million in 2000, due to an improved cash position, which resulted from the Company's decision to no longer underwrite new leasing business. Interest expense decreased due to the reduction in the outstanding notes payable related to the leasing business.

TechTeam recognized an income tax credit of ($0.2) million on a pretax loss of ($3.8) million in 2001. The consolidated income tax provision is due to the combination of a net income tax credit from U.S. operations, offset in part by an income tax expense from European operations. The Company's effective tax rates for the European operations are not significantly different than the statutory rates. The Company's effective tax rate for the US operations differs from the statutory tax rate primarily due to nondeductible goodwill and other intangible asset amortization.

SIGNIFICANT ACCOUNTING ESTIMATES

At December 31, 2001, the Company had deferred tax assets of $1.5 million, primarily related to alternative minimum tax credit carry forwards in the United States, which do not expire. Realization of the deferred tax assets depends upon sufficient levels of future taxable income. Based on historical and expected future taxable income, the Company believes it is more likely than not that deferred tax assets will be realized. If at any time the Company believes that current or future taxable income will not support the realization of deferred tax assets, a valuation allowance would be provided.

The Company periodically reviews its estimate of residual values of leased assets, which consist principally of computer equipment. The values of the leased assets are impacted by a number of factors including the speed of technological change, the status of used computer equipment market, the attitude of customers regarding renewals and the ability of the Company to offer alternatives to its customers. There can be no assurances that the Company's estimates of residual values will accurately reflect the future results.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

Revenues decreased 6.5% to $124.2 million in 2000 from $132.8 million in 1999. The decrease resulted primarily from revenue decreases in Product Support Services of $11.2 million, System Integration Services of $8.1 million, and Technical Staffing of $4.1 million offset by increases in part in Corporate Help Desk Services of $9.3 million and leasing operations of $6.9 million. The decrease in Product Support Services is due in large part to discontinuing business during 2000 with several low margin original equipment manufacturers in the computer industry through the GE Joint Venture. Systems integration revenues decreased due to non-recurring revenue related to year 2000 remediation services that were provided to a local government in 1999. Technical Staffing revenues decreased due to non-recurring revenues related to the implementation of a quality system program for a major client that took place in 1999 combined with other various non-recurring staffing projects ending with the Company's two major customers. The increase in corporate help desk services was due principally to a major customer expanding its help desk to other business units within its organization and in Europe as well as a new help desk project with the European Commission that provides information and assistance to European citizens. Leasing revenues increased due to new leases of telecom and computer equipment to existing customers.

Gross profit as a percentage of sales increased to 22.8% in 2000 from 17.6% in 1999. The increase was primarily due to improved margins on existing corporate help desk projects through expansion, while concurrently containing any related incremental costs. Other contributing factors included the discontinuance of certain low margin projects within the GE Joint Venture as discussed above, along with the completion of non-recurring year 2000 remediation services provided in 1999 to a local government agency. The remediation services included an equipment replacement component that was provided at lower margins than those normally realized by the Company. Gross margins were positively impacted by a net gain from sales of equipment that came off lease of $0.7 million in 2000 and $1.1 million in 1999. There can be no assurance that similar gains will occur in future years.

Selling, general and administration expenses increased to $22.0 million in 2000 from $19.3 million in 1999. The increase resulted primarily from costs related to the development of the Company's call center Support Portal technology, additional administration overhead costs required at the Company's European offices, settlement costs related to a dispute with former employees of the Company's leasing operations, and costs to retain investor relations consultants. The increased administrative costs were required in Europe to support revenue increases in 2000 at the three European offices (Belgium, England and Germany).

The Michigan Single Business Tax increased because the Company did not qualify for certain credits that it previously expected.

Interest income increased to $0.9 million in 2000 from $0.6 million in 1999. The increase resulted from having a higher average cash and cash equivalent balance during 2000.

Interest expense increased due to additional debt related to leasing operations.

TechTeam recognized $2.2 million of income tax in 2000, resulting in an effective tax rate of 51.1% compared to an effective tax rate of 53.2% for 1999. The difference between the statutory tax rate of 34% and the effective tax rates in 2000 and 1999 was mainly due to the tax effect of amortization expense of purchased goodwill and other intangible assets, which is not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES


CASH FLOW PROVIDED FROM OPERATIONS

Cash flow provided from operating activities was $20.5 million in 2001. This positive cash flow was due to non-cash depreciation and amortization expense of $23.2 million, primarily related to the leasing operations, reduced by the operating loss of $3.6 million.


CASH FLOW PROVIDED BY INVESTING ACTIVITIES

Cash flow provided by investing activities was $3.8 million in 2001. Net cash used for the purchase and sale of securities available for sale was $2.6 million, purchase of property, equipment and software totaled $2.7 million, primarily for the development of the Support Portal and leasehold improvements at the Southfield and Brussels offices, and the purchase of subsidiary assets for TechTeam Cyntergy L.L.C., was $0.8 million. These expenditures were offset by the proceeds from the sale of off-lease equipment and marketing rights related to the leasing operations in the amount of $4.0 million.


CASH FLOW USED IN FINANCING ACTIVITIES

Cash flow used in financing activities was $10.1 million in 2001. The company reduced debt by $9.4 million in 2001 as compared to $12.2 million in 2000 and used $0.6 million to repurchase Company stock in accordance with the stock repurchase program.

The Company's working capital position at December 31, 2001 was $47.1 million compared to $23.1 million at December 31, 2000. The company believes that cash flow from operating activities will continue to be sufficient to meet its ongoing working capital needs.


EFFECTS OF ACCOUNTING PRONOUNCEMENTS

Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued by the Financial Accounting Board (FASB) in June 2001. SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001. In addition, SFAS 141 changes the criteria to recognize intangible assets apart from goodwill. In accordance with the requirements of the SFAS 141, the Company adopted the new standard effective July 1, 2001.

Also in June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company intends to conform to the requirements of the new SFAS upon its required adoption date of January 1, 2002. The Company believes that goodwill related to leasing operations is impaired under SFAS 142 as of the adoption date. Accordingly, the Company believes it will take this charge in the first quarter of 2002. At December 31, 2001, the leasing operations goodwill is $1,123,000. Goodwill amortization related to leasing operations was $895,000 in 2001.


FACTORS AFFECTING FUTURE RESULTS

The risk factors listed in this section, as well as any other cautionary language in this report, provide examples of just a few of the many risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations described in the forward-looking statements, and could have a significant impact on the Company's business financial condition and results of operations.

IMPACT OF BUSINESS WITH MAJOR CLIENTS:

As set forth in "Item 1 Business", TechTeam depends upon major clients in the U.S. automotive industry for a substantial portion of its revenues. The loss of any significant customer or a reduction in economic activity in the U.S. automotive industry could have a material adverse impact on the Company's business, financial condition and results of operations.

RISKS INHERENT IN LEASING:

In leasing of computer equipment, it is often difficult to determine, at the time of the lease, the expected value of the equipment after the expiration of the lease. Accordingly, variation in the residual value of equipment leased to clients and the sale price of the equipment can lead to fluctuation in the performance of TechTeam Capital Group, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

CONTRACT RISKS:

The great majority of the Company's non-leased related contracts are terminable without cause on short notice, often upon 90 days notice. Terminations and non-renewals of major contracts could have a material adverse impact upon the Company's business, financial condition and results of operations. Moreover, increasing portions of the Company's projects are billed on a managed service basis (where the fee is fixed to perform specified services) as opposed to time and materials. The Company's inability to estimate accurately the resources and related expenses required for the managed service project or failure to complete the Company's contractual obligations in a manner consistent with the contractual obligations upon which fixed-fee contract was based could adversely affect the business.

RELIANCE ON SENIOR MANAGEMENT:

The success of the Company is highly dependent upon the efforts, direction, and guidance of its senior management. The Company does not have employment agreements with all members of our senior management. The loss of any of these senior executives or the Company's inability to attract, retain, or replace key management personnel in the future, could have a material adverse effect on the Company's business, financial condition and results of operations.

ATTRACTION AND RETENTION OF EMPLOYEES:

The Company's business involves the delivery of professional services and is labor intensive. The Company's success depends in large part upon its ability to attract, develop, motivate, and retain highly skilled technical, clerical, and administrative employees. Qualified personnel are in great demand and are likely to remain a limited resource for the foreseeable future. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either increased productivity or higher pricing. Moreover no assurance can be given that TechTeam will be able to attract and retain sufficient numbers of qualified employees in the future. The failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

INTERRUPTION OF TELECOMMUNICATIONS SERVICES:

The Company's operations are dependent upon its ability to protect its technical and customer support centers and its information databases against damages that may be caused by fire and other disasters, power failure, telecommunications failures, unauthorized intrusion, computer viruses and other emergencies. The temporary or permanent loss of such systems could have a material adverse effect on the Company's business, financial condition, and results of operations. Notwithstanding precautions taken by the Company to protect itself and its clients from events that could interrupt delivery of its services, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, or other event would not result in a prolonged interruption in the Company's ability to provide support services to its clients. Such an event could have a material adverse effect on the Company's business, financial condition and results of operations.

GROWTH THROUGH ACQUISITIONS AND NEW PRODUCTS:

The Company's business strategy has included growth through acquisitions of businesses and technology sources complementary to the Company's business. Acquisitions involve special risks such as diversion of management's attention, unanticipated events, legal liabilities, and amortization of intangibles, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.


RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS:

Certain risks are inherent in the Company's business strategy, which includes plans for the global expansion of the Company's operations. The Company may encounter difficulties in marketing, selling, and delivering its services outside the United States due, among other things, to differences in cultures, languages, labor and employment policies, and differing political and social systems. In addition, the Company's business, financial condition and results of operations may be materially affected as a result of currency fluctuations and differing tax laws in countries other than the United States.


RAPID TECHNOLOGICAL CHANGES; DEPENDENCE ON NEW SOLUTIONS:

The Company's success depends in part on its ability to develop IT solutions that keep pace with continuing changes in IT, evolving industry standards, and changing client preferences. There can be no assurance that the Company will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace.


INTELLECTUAL PROPERTY RIGHTS:

The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secrets, copyright, and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance, however, that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Although the Company believes that its services and/or software do not infringe upon the intellectual property rights of others and that it has all rights necessary to utilize the intellectual property employed in its business, the Company is subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require the Company to spend significant sums in litigation, pay damages, develop non infringing intellectual property, or acquire licenses of the intellectual property that is the subject of asserted infringement.


VOLATILITY OF STOCK PRICE:

The market price of the Company's common stock has fluctuated over a wide range during the past several years and may continue to do so in the future. (See "Item 5 Market for Registrant's Common Equity and Related Stockholder Matters.") The market price of the Company's common stock could be subject to significant fluctuations in response to various factors or events, including, among other things, the depth and liquidity of the trading market of the common stock, quarterly variations and actual anticipated operating results, growth rates, market conditions in the industry in which the Company competes, announcements by competitors, regulatory actions, litigation including class action litigation, and general economic conditions. In addition, the stock market has from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of technology companies. As a result of the foregoing, the Company's operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event could have a material adverse effect on the price of the Company's common stock.


ITEM 7.A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material market risk sensitive instruments and does not believe its exposure to market risk associated with derivative financial instruments, derivative commodity instruments and other financial instruments is material. Substantially all of the Company's operations are in the United States. The Company's debt obligations have fixed interest rates and relatively short lives. The Company is exposed to foreign currency exchange rate risk, inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of National TechTeam, Inc. and Subsidiaries are included in Item 8:



--------------------------------------------------------------------------------------------------------------------------
                                                                                                                  PAGE
                                                                                                                ----------
Report of Ernst & Young LLP, Independent Auditors...........................................................       15
Consolidated Statements of Operations -- Years Ended December 31, 2001, 2000, and 1999......................       16
Consolidated Statements of Comprehensive Income /(Loss) -- Years Ended December 31,
    2001, 2000, and 1999....................................................................................       16
Consolidated Statements of Financial Position -- December 31, 2001 and December 31, 2000....................      17-18
Consolidated Statements of Shareholders' Equity -- Years Ended December 31, 2001, 2000, and 1999............       19
Consolidated Statements of Cash Flows -- Years Ended December 31, 2001, 2000, and 1999......................       20
Notes to the Consolidated Financial Statements..............................................................      21-35


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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

BOARD OF DIRECTORS
NATIONAL TECHTEAM, INC.

We have audited the accompanying consolidated statements of financial position of National TechTeam, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive income/(loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of GE TechTeam LP (an entity in which the Company had a 49% interest) for the year ended December 31, 1999, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for GE TechTeam LP, it is based solely on their report.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National TechTeam, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.





Detroit, Michigan                                    /s/ Ernst & Young LLP
February 22, 2002

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


-----------------------------------------------------------------------------------------------------------
                                                                      YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------
                                                              2001               2000              1999
                                                         ---------------   --------------   ---------------
                                                               (In thousands, except per share data)

REVENUES
    Corporate Services
       Corporate help desk services ...........          $  50,877           $  48,619           $  39,314
       Technical staffing .....................             14,522              18,874              23,002
       Systems integration ....................              6,918               9,679              17,818
       Training programs ......................              2,005               3,485               4,888
                                                         ---------           ---------           ---------
    Total Corporate Services ..................             74,322              80,657              85,022
    Product Support Services ..................                439              16,150              27,306
    Leasing Operations ........................             19,849              27,349              20,477
                                                         ---------           ---------           ---------
TOTAL REVENUES ................................             94,610             124,156             132,805
COST OF SERVICES DELIVERED ....................             75,777              95,860             109,417
                                                         ---------           ---------           ---------
GROSS PROFIT ..................................             18,833              28,296              23,388
                                                         ---------           ---------           ---------
OTHER EXPENSES
    Selling, general, and administrative ......             22,290              21,969              19,349
    Class action litigation and related matters                 --                  --                  92
    Michigan Single Business Tax ..............                700               1,710                 450
                                                         ---------           ---------           ---------
TOTAL OTHER EXPENSES ..........................             22,990              23,679              19,891
                                                         ---------           ---------           ---------
OPERATING INCOME (LOSS) .......................             (4,157)              4,617               3,497
Gain on sale of GE Joint Venture ..............                 --                 322                  --
Interest income ...............................              1,186                 887                 644
Interest expense ..............................               (779)             (1,435)               (914)
                                                         ---------           ---------           ---------
NET INTEREST INCOME (EXPENSE) .................                407                (548)               (270)
                                                         ---------           ---------           ---------
INCOME (LOSS) BEFORE INCOME TAXES .............             (3,750)              4,391               3,227
Income tax expense (credit) ...................               (172)              2,245               1,717
                                                         ---------           ---------           ---------
NET INCOME (LOSS) .............................          $  (3,578)          $   2,146           $   1,510
                                                         =========           =========           =========
Basic and diluted earnings (loss) per share ...          $   (0.33)          $    0.17           $    0.11
                                                         =========           =========           =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic .....................................             10,771              12,554              13,280
    Net effect of dilutive stock options ......                 --                  --                  23
                                                         ---------           ---------           ---------
    Diluted ...................................             10,771              12,554              13,303
                                                         =========           =========           =========



             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

--------------------------------------------------------------------------------


NET INCOME (LOSS), AS SET FORTH ABOVE ......          $(3,578)          $ 2,146           $ 1,510
OTHER COMPREHENSIVE LOSS, NET OF TAX
    Foreign currency translation adjustments             (109)              (69)             (105)
                                                      -------           -------           -------
COMPREHENSIVE INCOME (LOSS) ................          $(3,687)          $ 2,077           $ 1,405
                                                      =======           =======           =======








                            See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

--------------------------------------------------------------------------------------------------------
                                                                               DECEMBER 31,
                                                                   ------------------------------------
                                  ASSETS                                2001                  2000
--------------------------------------------------------------     ---------------      ---------------
                                                                             (In thousands)

CURRENT ASSETS
    Cash and cash equivalents ..............................         $ 30,251              $ 15,995
    Securities available for sale ..........................            5,321                 2,725
    Accounts receivable (less allowances of $433 and $313 at
       December 31, 2001 and 2000, respectively) ...........           17,721                18,937
    Refundable taxes .......................................            2,693                   859
    Inventories ............................................              304                   238
    Prepaid expenses and other .............................            1,281                 1,883
    Deferred income tax ....................................            1,230                   348
                                                                     --------              --------
    Total current assets ...................................           58,801                40,985

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
    Computer equipment and office furniture ................           16,125                16,528
    Purchased software .....................................            8,610                 8,035
    Leasehold improvements .................................            3,096                 2,668
    Transportation equipment ...............................              213                   240
                                                                     --------              --------
                                                                       28,044                27,471
    Less -- Accumulated depreciation and amortization ......           19,371                18,151
                                                                     --------              --------
                                                                        8,673                 9,320

OTHER ASSETS
    Assets of leasing operations, net of depreciation ......           15,705                41,209
    Intangibles, net of amortization .......................            3,432                 5,297
    Deferred income tax ....................................              276                 1,689
    Loans receivable .......................................               77                 1,008
    Other ..................................................              157                 1,266
                                                                     --------              --------
                                                                       19,647                50,469
                                                                     --------              --------
TOTAL ASSETS ...............................................         $ 87,121              $100,774
                                                                     ========              ========





                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


---------------------------------------------------------------------------------------------------------------------
                                                                                          DECEMBER 31,
                                                                                ---------------------------------
                   LIABILITIES AND SHAREHOLDERS' EQUITY                              2001              2000
----------------------------------------------------------------------------    ---------------   ---------------
                                                                                         (In thousands)

CURRENT LIABILITIES
    Accounts payable .................................................          $   1,981           $   3,417
    Accrued payroll, related taxes, and withholdings .................              2,762               3,217
    Deferred revenues ................................................              1,184                 264
    Accrued expenses and taxes .......................................              1,097                 681
    Current portion of notes payable .................................              4,605               9,790
    Other ............................................................                117                 471
                                                                                ---------           ---------
    Total current liabilities ........................................             11,746              17,840

LONG-TERM LIABILITIES ................................................                805               4,817

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01, 5,000,000 shares authorized, none issued
    Common stock, par value $.01, 45,000,000 shares authorized,
       Issued 16,723,000 shares at December 31, 2001 and 2000 ........                167                 167
    Additional paid-in capital .......................................            108,212             110,011
    Retained earnings ................................................                839               4,417
    Accumulated other comprehensive loss -- foreign currency
       translation adjustment ........................................               (227)               (118)
                                                                                ---------           ---------
    Total ............................................................            108,991             114,477
    Less -- treasury stock (5,828,374 and 5,856,455 shares at
       December 31, 2001 and 2000, respectively) .....................             34,421              36,360
                                                                                ---------           ---------
    Total shareholders' equity .......................................             74,570              78,117
                                                                                ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................          $  87,121           $ 100,774
                                                                                =========           =========





                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


---------------------------------------------------------------------------------------------------------------------------
                                                                                            ACCUMULATED
                                                             ADDITIONAL                        OTHER
                                                COMMON        PAID-IN        RETAINED      COMPREHENSIVE     TREASURY
                                                STOCK         CAPITAL        EARNINGS     INCOME /(LOSS)       STOCK
                                            -------------- --------------- -------------- ---------------- --------------
                                                                           (In thousands)
Balance at January 1, 1999 ...............    $     167     $ 111,414        $     761      $      56      $ (28,064)
    Proceeds from issuance of 13,600
       shares under stock option plans ...           --            61               --             --             --
    Tax benefit from exercise of employee
       stock options and other ...........           --            44               --             --             --
    Contribution to 401(k) plan and
       other .............................           --          (427)              --             --          1,288
    Purchase of common stock .............           --            --               --             --         (2,497)
    Net income for 1999 ..................           --            --            1,510             --             --
    Other comprehensive loss for 1999 ....           --            --               --           (105)            --
                                              ---------     ---------        ---------      ---------      ---------
Balance at December 31, 1999 .............          167       111,092            2,271            (49)       (29,273)
    Proceeds from issuance of 5,600
       shares under stock option plans ...           --            26               --             --             --
    Tax benefit from exercise of employee
       stock options and other ...........           --            33               --             --             --
    Contribution to 401(k) plan and
       other..............................           --        (1,140)              --             --          1,982
    Purchase of common stock .............           --            --               --             --         (9,069)
    Net income for 2000 ..................           --            --            2,146             --             --
    Other comprehensive loss for 2000 ....           --            --               --            (69)            --
                                              ---------     ---------        ---------      ---------      ---------
Balance at December 31, 2000 .............          167       110,011            4,417           (118)       (36,360)
    Tax benefit from exercise of employee
       stock options and other ...........           --            32               --             --             --
    Contribution to 401(k) plan and
       other .............................           --        (1,831)              --             --          2,548
    Purchase of common stock .............           --            --               --             --           (609)
    Net loss for 2001 ....................           --            --           (3,578)            --             --
    Other comprehensive loss for 2001 ....           --            --               --           (109)            --
                                              ---------     ---------        ---------      ---------      ---------
Balance at December 31, 2001 .............    $     167     $ 108,212        $     839      $    (227)     $ (34,421)
                                              =========     =========        =========      =========      =========




                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          -------------------------------------------
                                                                                    YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------------
                                                                              2001            2000           1999
                                                                          -------------  -------------  --------------
                                                                                        (In thousands)

OPERATING ACTIVITIES
     Net income (loss) ...............................                        $(3,578)        $ 2,146         $ 1,510
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
           Depreciation ..............................................         20,229          22,091          17,633
           Amortization ..............................................          2,946           4,063           3,761
           Treasury stock contributed to 401(k) plan and other .......            717             842             861
           Sale and equity earnings of GE Joint Venture ..............             --            (653)             --
           (Gain) Loss on sales of equipment and other ...............            388             500          (1,213)
           Provision for deferred income tax .........................            531            (447)            172
           Provision for uncollectible accounts receivable ...........            549             280             748
           Net undistributed (earnings) loss of affiliates ...........             --             100             390
           Changes in current assets and liabilities:
               Accounts receivable ...................................          1,586           2,484            (612)
               Inventories ...........................................            (66)          1,150            (577)
               Prepaid expenses and other current assets .............            602             (67)            (93)
               Accounts payable ......................................         (1,436)            975          (1,660)
               Accrued payroll, related taxes, and withholdings ......           (455)            (68)           (985)
               Federal income tax ....................................         (1,834)            180           2,114
               Deferred revenues and unapplied receipts ..............             72            (574)         (1,191)
               Accrued expenses and taxes ............................            416            (103)           (361)
               Other current liabilities .............................           (354)            319            (246)
           Other long-term liabilities ...............................            236              --              --
                                                                             --------        --------        --------
           Net cash provided by operating activities .................         20,549          33,218          20,251
INVESTING ACTIVITIES
     Purchases of securities available for sale ......................        (13,689)         (2,725)         (2,071)
     Proceeds from sales of securities available for sale ............         11,093              --           2,071
     Proceeds from sales of property and equipment ...................          4,338             480          23,375
     Net change in investment in direct financing leases and
       residuals......................................................          3,049           2,328            (121)
     Purchases of property, equipment, and software ..................         (2,725)         (6,682)         (1,328)
     Write off loan receivable .......................................            932              --              --
     Proceeds from sale of marketing rights ..........................            915              --              --
     Acquisition .....................................................           (800)             --              --
     Purchases of leased equipment ...................................             --         (12,469)        (53,366)
     Proceeds from sale of GE Joint Venture and related assets .......             --           1,750              --
     Other -- net ....................................................            713             975             (81)
                                                                             --------        --------        --------
        Net cash provided by (used in) investing activities ..........          3,826         (16,343)        (31,521)
Financing activities
     Payments on long-term borrowings ................................         (9,433)        (12,167)        (11,063)
     Purchase of Company common stock ................................           (609)         (9,069)         (2,497)
     Proceeds from long-term borrowings ..............................             --           6,174          16,326
     Other -- net ....................................................            (77)            (10)             --
                                                                             --------        --------        --------
        Net cash provided by (used in) financing activities ..........        (10,119)        (15,072)          2,766
                                                                             --------        --------        --------
        Increase (decrease) in cash and cash equivalents .............         14,256           1,803          (8,504)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ......................          15,995          14,192          22,696
                                                                             --------        --------        --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ............................        $ 30,251        $ 15,995        $ 14,192
                                                                             ========        ========        ========




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


CASH AND CASH EQUIVALENTS:

Cash includes both interest bearing and non-interest bearing deposits, which are available on demand. Cash equivalents include all liquid investments with a maturity of three months or less when purchased, including money market funds held at banks.


SECURITIES AVAILABLE FOR SALE:

The Company's management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities available for sale are stated at fair value with any unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). Securities available-for-sale were invested primarily in corporate and United States government agency debt securities.


FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of certain financial instruments such as cash and cash equivalents, securities available for sale, accounts receivable, accounts payable and notes payable approximate their fair values due to their short period to maturity or market interest rates.


INVENTORIES:

Purchased inventories are stated at the lower of cost (determined by the first-in, first-out method) or market and consist principally of computer equipment and software. Certain inventories consist of equipment retained by the Company subsequent to the end of the lease term to be resold. Such off-lease equipment is valued at the lower of estimated market value at lease termination or current market value. Valuation reserves against depreciated cost of off-lease equipment inventory amounted to $1.0 million at December 31, 2001 and $270,000 at December 31, 2000. Substantially all of the net increases in such reserves result from charges to operations.


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

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


INTANGIBLES:

Intangibles include the following:


--------------------------------------------------------------------------------------------------------------------------
                                                                       DECEMBER 31,
                                                              -----------------------------

                                                                                                  AMORTIZATION PERIOD
                                                                   2001             2000         (STRAIGHT-LINE-BASIS)
                                                              --------------    -----------      -----------------------
                                                                      (In thousands)
Intangible lease asset...................................        $ 7,311         $   7,311           3 years
Global Call Center.......................................          5,408             5,408           7 years
Goodwill.................................................          4,950             6,306        5 to 10 years
Cyntergy Customer Contract Asset.........................            701                --           5 years
Other software tools.....................................             --             1,166           5 years
                                                                 -------        ----------
                                                                  18,370            20,191
Less: Accumulated amortization...........................         14,938            14,894
                                                                 -------        ----------
                                                                 $ 3,432         $   5,297
                                                                 =======        ==========



In the allocation of the purchase price of TechTeam Capital Group, the Company evaluated the lease contracts of TechTeam Capital Group and the related equipment, including estimated residual values at the end of the contractual lease terms. The excess of the discounted cash flows from the lease contracts, including the estimated cash flows from estimated residual values, over the appraised fair value of the underlying equipment, was recorded by the Company as intangible lease asset in the purchase allocation and was amortized over the related lease terms.

In the allocation of the purchase price of TechTeam Cyntergy, L.L.C. (TTCY), the Company evaluated the customer contracts of TTCY, related equipment, accounts receivables and notes receivables. The excess of the purchase price over the estimated fair value of the related equipment, accounts receivable and notes receivable was recorded by the Company as an intangible customer contract asset and is being amortized over the related contract terms.

Goodwill represents the excess cost over the fair value of net assets acquired. The Company re-evaluates goodwill and other intangibles based on undiscounted operating cash flows whenever significant events or changes occur that might indicate impairment of recorded costs. If undiscounted cash flows are insufficient to recover recorded costs, the Company writes down recorded costs of the assets to fair value (based on discounted cash flows or market values).

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


REVENUE RECOGNITION:

Revenues from Corporate Services and Product Support Services are recognized as services are performed. Revenues from TechTeam Capital Group are recognized as described in "Lease Accounting Policies" below. Revenues from product sales are recognized when title is transferred. The Company has also licensed customers to use its Support Portal, which includes the Company's Global Call Center, a call tracking software product. Revenues from these licenses are recognized in one of two ways: on a usage basis, when the licenses are granted in connection with on-going services; or as lump sum fees when the client acquires the rights to use and is allowed access to the Global Call Center without any on-going service obligation by the Company.


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

Operating Leases

Equipment leased to others under operating leases is recorded at cost, less accumulated depreciation. In estimating depreciation, a residual amount is assumed. Residual is the estimated fair market value of the leased assets at the termination of the lease. In estimating residual, the Company relies largely on historical experience by equipment type and manufacturer, adjusted for known trends. The Company's estimates of residual values are reviewed periodically; however, the amount the Company will ultimately realize could differ from these estimates. Valuation reserves against originally estimated residual values amounted to $1.9 million and $535,000 at December 31, 2001 and 2000 respectively. Substantially all of the net increases in such reserves result from charges to operations.

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

Initial direct costs are capitalized and amortized over the lease term.

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


USE OF ESTIMATES:

Preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions made.


RECLASSIFICATIONS:

Certain reclassifications have been made to 2000 and 1999 financial statements to conform to the 2001 financial statement presentations.


EFFECTS OF ACCOUNTING PRONOUNCEMENTS:

Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was issued by the Financial Accounting Standards Board (FASB) in June 2001. SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations initiated prior to July 1, 2001. In addition, SFAS 141 changes the criteria to recognize intangible assets apart from goodwill. In accordance with the requirements of the SFAS 141, the Company adopted the new standard effective July 1, 2001.

Also in June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company intends to conform to the requirements of the new SFAS upon its required adoption date of January 1, 2002. The Company believes that goodwill related to leasing operations is impaired under SFAS 142 as of the adoption date. Accordingly, the Company believes it will take this charge in the first quarter of 2002. At December 31, 2001 the leasing operations goodwill is $1,123,000. Goodwill amortization related to leasing operations was $895,000 in 2001.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE B -- DESCRIPTION OF THE BUSINESS

The Company provides corporate services, call center services, and lease financing for high technology and capital equipment for major companies on an international scale. Revenues from clients that exceeded 10% of total revenues for any of the periods presented are summarized as follows:

--------------------------------------------------------------------------------
                                                        YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                 2001        2000         1999
                                              ---------   ---------    ---------
                                                         (In thousands)
Ford Motor Company........................    $  41,238   $  40,062    $  25,500
DaimlerChrysler ..........................       16,584      22,573       25,598
GE TechTeam LP............................           --      16,150       27,306

NOTE C -- ACQUISITIONS AND DIVESTITURES

On September 28, 2001, TechTeam's newly formed subsidiary, TechTeam Cyntergy, LLC, ("TTCY") acquired certain assets of Cyntergy Corporation, a privately held company, in a two-step transaction.

First, TTCY purchased and took an assignment of certain credit facilities and promissory notes from Cyntergy's principal lender. As a result, TTCY acquired all of the lender's rights as a secured creditor under the Financing and Security Agreement and other documentation of the credit facility. Cyntergy Corporation's borrowings and the credit facilities was in excess of $6 million. The purchase price of the credit facility was $1,050,000.

Second, TTCY entered into an Agreement for Conveyance In Lieu of Foreclosure with Cyntergy Corporation. Under this agreement, TTCY acquired certain assets of Cyntergy Corporation by forgiving $4.5 million of the total debt. These assets included accounts receivable, notes receivable, various fixed assets, and certain customer contracts. TTCY is currently providing services to many of Cyntergy Corporation's former customers. Annual revenue derived from these customers is estimated at $4.2 million.

The Company recorded a net cash payment of $800,000 and assumed liabilities of $848,000. Purchased assets include accounts receivable of $670,000, a long-term note of $250,000, property and equipment of $27,000 and contracts valued at $701,000.

On August 22, 2000, the Company sold its 47% interest in the GE TechTeam LP and its 49% membership interest in Support Central, LLC to the majority partner, GE Warranty Management, Inc. (GEWM). The Company recorded a pre-tax gain of $322,000 on this transaction. The Company will no longer provide staffing services to GEWM. The Company has entered into an arrangement with GEWM to provide call center technology services, which include ongoing call center software maintenance, upgrades and customization.

Until the date of sale, TechTeam shared in profits and losses of the GE Joint Venture OEM call center services business based on its partnership interest. Such revenue sharing amounted to earnings of $331,000 for the year ended December 31, 2000, and losses of $315,000 for the year ended December 31, 1999. In 1999, the GE Joint Venture changed its overhead allocation method, but such change was not agreed to by the Company. The change in 1999 resulted in an additional $531,000 of costs to National TechTeam previously borne by GE Appliances. In the quarter ended September 30, 2000, the change in the allocation method was reversed. The effect of the reversal increased National TechTeam's share in partnership revenue by $531,000.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D -- TAX PROVISIONS

The provision (credit) for income taxes consists of the following:

--------------------------------------------------------------------------------------------------------------------
                                                                                YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                       2001              2000              1999
                                                                  ---------------   --------------   ---------------
                                                                                   (In thousands)
Current:
    U.S. Federal (credit).....................................    $      (1,337)    $       2,087    $       1,319
    State.....................................................              154               226              121
    Foreign...................................................              480               379              105
                                                                  ---------------   --------------   ---------------
                                                                           (703)            2,692            1,545
Deferred (credit) -- U.S. Federal.............................              531              (447)             172
                                                                  ---------------   --------------   ---------------
Total provision (credit)......................................    $        (172)    $       2,245    $       1,717
                                                                  ===============   ==============   ===============
Tax payments..................................................    $         800     $       2,586    $       1,050
                                                                  ===============   ==============   ===============

A reconciliation of the Federal income tax provision and the amount computed by applying the Federal statutory income tax rate to income before Federal income tax follows:


-------------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                       2001              2000              1999
                                                                  ---------------   --------------    --------------
                                                                                   (In thousands)
 Income tax provision (credit) at Federal statutory rate of
   34%........................................................    $      (1,275)    $       1,492     $       1,097
 Goodwill, intangibles, and other permanent differences.......              925               616               498
 Foreign tax credit...........................................             (117)             (161)               --
 State taxes, net of federal benefit..........................              102               149                80
 Other........................................................              193               149                42
                                                                  ---------------   --------------    --------------
                                                                  $        (172)    $       2,245     $       1,717
                                                                  ===============   ==============    ==============

The provision for income taxes was calculated based on the following components of earnings before income taxes:


--------------------------------------------------------------------------------------------------------------------
                                                                                YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                       2001             2000              1999
                                                                  ---------------   --------------    --------------
                                                                                   (In thousands)
 Domestic.....................................................    $      (4,981)    $       3,020     $       2,944
 Foreign......................................................            1,231             1,371               283
                                                                  ---------------   --------------    --------------
                                                                  $      (3,750)    $       4,391     $       3,227
                                                                  ===============   ==============    ==============

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D -- TAX PROVISIONS (continued)

The principal components of deferred income tax balances are as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                              DECEMBER 31,
                                                     --------------------------------------------------------------
                                                                 2001                            2000
-------------------------------------------------------------------------------------------------------------------
                                                        ASSETS       LIABILITIES         ASSETS       LIABILITIES
-------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands)
Alternative minimum tax credit carryforward .....    $      1,980    $         --     $      2,341    $         --
Allowance for uncollectible accounts receivable..             138              --               80              --
Global Call Center software......................              --              --              731              --
Leasing accounting...............................              --             165               --             673
Prepaid expenses.................................              63              --               43              --
Accelerated tax depreciation.....................              --             359               --             239
Other............................................              --             151               --             246
                                                     -------------   -------------    -------------   -------------
                                                     $      2,181    $        675     $      3,195    $      1,158
                                                     =============   =============    =============   =============

At December 31, 2001, for United States federal income tax purposes, the Company had a $2.0 million alternative minimum tax credit carry forward that does not expire.

No provision was made with respect to approximately $800,000 of undistributed earnings of foreign subsidiaries at December 31, 2001, since these earnings are considered by the Company to be permanently reinvested. Upon distribution of these earnings, the Company would be subject to United States income taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

NOTE E -- ASSETS OF LEASING OPERATIONS

The assets of the Company's leasing operations consist of the following:


--------------------------------------------------------------------------------------------------
                                                                           DECEMBER 31,
                                                                  --------------------------------
                                                                       2001             2000
                                                                  ---------------   --------------
                                                                          (In thousands)
Equipment leased to others under operating leases:
    Cost......................................................    $      45,058     $      61,089
    Less -- Accumulated depreciation..........................           31,023            25,514
                                                                  ---------------   --------------
                                                                         14,035            35,575
Net investment in direct financing leases, consisting of:
    Total minimum lease payments receivable...................            1,653             3,952
    Estimated residual values of leased property
       (unguaranteed).........................................              151               690
    Unearned income...........................................             (158)             (434)
    Initial direct costs......................................                6                18
                                                                  ---------------   --------------
                                                                          1,652             4,226
                                                                  ---------------   --------------
Net investment in lease residuals.............................               18             1,408
                                                                  ---------------   --------------
Total.........................................................    $      15,705     $      41,209
                                                                  ===============   ==============

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E -- ASSETS OF LEASING OPERATIONS (continued)

Future lease revenues anticipated under noncancelable operating leases at December 31, 2001 are:

----------------------------------------------------------
                    YEAR                        AMOUNT
-----------------------------------------   --------------
                                            (In thousands)
2002                                        $       8,390
2003                                                  339
2004                                                   63
                                            --------------
Total                                       $       8,792
                                            ==============


Minimum lease payments receivable under direct financing leases at December 31, 2001 are:

---------------------------------------------------------
                    YEAR                         AMOUNT
----------------------------------------   --------------
                                           (In thousands)
2002                                       $       1,018
2003                                                 415
2004                                                 209
2005                                                  11
                                           --------------
Total                                      $       1,653
                                           ==============



NOTE F -- NOTES PAYABLE

Notes payable at December 31, consists of:

-----------------------------------------------------------------------------------------------------------
                                                                                   2001             2000
                                                                                -----------      ----------
                                                                                       (In thousands)
Nonrecourse notes payable to financial institutions-- 6.0% - 12%...........     $     3,981      $   12,416
Nonrecourse notes payable to others-- 7.0% - 9.2%..........................           1,193           2,191
                                                                                -----------      ----------
Total......................................................................     $     5,174      $   14,607
                                                                                ===========      ==========


The Company finances a portion of its lease transactions by assigning the noncancelable rentals to various financial institutions and others on a nonrecourse basis. In the event of a default by the lessee under a lease which has been assigned on a nonrecourse basis, the holder has a first lien against the underlying equipment but has no further recourse against the Company.

At December 31, 2001 and 2000, the carrying value of the pledged assets was approximately $10,000,000 and $19,000,000, respectively.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F -- NOTES PAYABLE (continued)

Future minimum payments of notes payable are as follows:


--------------------------------------------------------------------------------
                             YEAR                                     AMOUNT
---------------------------------------------------------------   --------------
                                                                  (In thousands)
 2002.........................................................    $        4,605
 2003.........................................................               363
 2004.........................................................               195
 2005.........................................................                11
                                                                  --------------
 Total........................................................    $        5,174
                                                                  ==============

Interest paid on notes payable was $703,000, $1,429,000, and $880,000 in 2001, 2000, and 1999 respectively.

NOTE G -- EMPLOYEE RETIREMENT PLAN

The Company has a 401(k) Retirement Savings Plan, which covers substantially all employees. Under the provisions of the Plan, the Company will match employee contributions in amounts up to 3% of gross compensation subject to statutory limitations; contributions were $673,000 in 2001, $723,000 in 2000, and $718,000 in 1999. The Company's matching contributions are made only with the Company's common stock and are credited only to the National TechTeam Stock Fund for the benefit of each participant.

NOTE H -- LEASES

The Company leases its call center facilities, corporate and other offices and certain office equipment under noncancelable operating leases. These leases are renewable with various options and terms. Total rental expense was $3,993,000 in 2001, $2,911,000 in 2000 and $2,829,000 in 1999.

Minimum future payments and receipts under noncancelable operating leases and subleases with initial terms of one year or more at December 31, 2001 were:



--------------------------------------------------------------------------------
                                                         LEASE          SUBLEASE
                       YEAR                            PAYMENTS         RECEIPTS
-----------------------------------------------        --------         --------
                                                             (In thousands)
2002...........................................        $  2,973         $    449
2003...........................................           2,697              456
2004...........................................           2,190              292
2005...........................................           2,055              238
2006 and thereafter............................             389               60
                                                       --------         --------
Total..............................................    $ 10,304            1,495
                                                       ========         ========

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I -- LEGAL PROCEEDINGS

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

NOTE J -- RELATED PARTY TRANSACTIONS

TechTeam was involved in the following related party transactions:

     a) Paid $93,000 and $9,000 in 2000 and 2001, respectively, for broker fees to a securities brokerage firm that employs a director of the Company.

     b) Paid $103,000 and $160,000 in 2000 and 2001, respectively, for consulting fees to a director of the Company.

     c) Paid legal fees of $45,000 and $13,000 in 2000 and 2001, respectively, to a law firm whose members include a director of the Company.

NOTE K -- PREFERRED SHARE PURCHASE RIGHTS

On April 29, 1997, the Company's Board of Directors authorized the distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of Common Stock of the Company. The terms of the Rights plan are described in the Rights Agreement between the Company and U.S. Stock Transfer Corporation, dated May 6, 1997, as amended August 24, 2000. Each Right entitles shareholders to buy one one-hundredth of a share of a new series of preferred stock at a price of $80.

As distributed, the Rights trade together with the Common Stock of the Company and do not have any separate voting powers. They may be exercised or traded separately only after the earlier to occur of the following: (1) 10 days after any person or group of persons acquires 15% or more of the Company's Common Stock, (2) 10 business days after a person or group of persons announces an offer that, if completed, would result in its owning 15% or more of the Company's Common Stock, or (3) promptly after a declaration by the Board that a person who acquires 15% or more of the Company's Common Stock is an "Adverse Person" as defined by the Rights Agreement. Additionally, if the Company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the Right's exercise price, shares of the acquiring Company's Common Stock (or stock of the Company if it is the surviving corporation) having a market value of twice the Right's exercise price.

The Rights may be redeemed at the option of the Board of Directors for $.01 per Right at any time before a person or group of persons accumulates 15% or more of the Company's Common Stock. At any time after a person or group of persons acquires 15% but before the person or group of persons has acquired 50% of outstanding shares of the Company's Common Stock, the Board may exchange each Right for one share of Common Stock. The Board may amend the Rights at any time without shareholder approval. The Rights will expire by their terms on May 6, 2007.

NOTE L -- STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L -- STOCK OPTIONS (continued)

The Company's 1990 Nonqualified Stock Option Plan has authorized the grant of options to management personnel and others for up to 3,800,000 shares of the Company's common stock. Generally, options granted have six year terms and vest and become exercisable ratably over the first five years of their term.

Pro forma information regarding net income/(loss) and earnings/(loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 through 2001: a range of risk-free interest rates of 5% to 7% based on the expected life of the options; a volatility factor of the expected market price of the Company's common stock of .504, .464, and .774 in 2001, 2000, and 1999, respectively; and a weighted average expected life of three years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


-------------------------------------------------------------------------------------------------------
                                                                     2001          2000         1999
                                                                  ----------    ----------   ----------
                                                                              (In thousands)
Pro forma net income/(loss)...................................    $  (4,622)    $   1,031    $      20
Pro forma earnings/(loss) per share
    Basic.....................................................    $   (0.43)    $    0.08    $    0.00
    Diluted...................................................    $   (0.43)    $    0.08    $    0.00


The pro forma effect on net income in 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to stock option grants made prior to 1995. Assuming similar grants in future years, the pro forma effect is fully reflected as of 2000.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L-- STOCK OPTIONS (continued)

A summary of the Company's stock option activity and related information is as follows:


------------------------------------------------------------------------------------------------------------------------
                                               EMPLOYEES                    DIRECTORS                    OTHERS
                                        -------------------------  --------------------------  -------------------------
                             TOTAL                     AVERAGE                     AVERAGE                    AVERAGE
                            SHARES        SHARES        PRICE        SHARES         PRICE        SHARES        PRICE
                          ------------  ------------  -----------  ------------  ------------  -----------  ------------
Outstanding at
    January 1, 1999......   1,008,601       846,473   $    10.39       159,275   $      9.21        2,853   $     35.05
Granted..................     519,800       414,800         5.51        30,000          6.44       75,000          5.65
Exercised................     (13,600)      (13,600)        4.50            --            --           --            --
Canceled.................    (357,587)     (303,312)       14.39       (54,275)        14.61           --            --
                          ------------  ------------               ------------                -----------
Outstanding at
    December 31, 1999....   1,157,214       944,361        11.09       135,000         15.11       77,853          6.72
Granted..................     337,000       187,000         5.50        60,000          5.75       90,000          7.43
Exercised................      (5,600)       (5,600)        4.63            --            --           --            --
Canceled.................    (135,427)     (135,427)        8.82            --            --           --            --
                          ------------  ------------               ------------                -----------
Outstanding at
    December 31, 2000....   1,353,187       990,334        10.43       195,000         12.23      167,853          7.10
Granted..................     535,000       475,000         2.73        60,000          3.06           --            --
Exercised................          --            --           --            --            --           --            --
Canceled.................    (251,061)     (233,208)        8.80       (15,000)         5.00       (2,853)        35.05
                          ------------  ------------               ------------                -----------
Outstanding at
    December 31, 2001....   1,637,126(1)  1,232,126         7.77       240,000         10.39      165,000          6.62
                          ============  ============               ============                ===========


(1) The following table summarizes certain information about stock options outstanding at December 31, 2001:


-----------------------------------------------------------------------------------------------------------------
                           OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
--------------------------------------------------------------------------    -----------------------------------
                                         WEIGHTED -         WEIGHTED -                             WEIGHTED -
   RANGE OF            NUMBER OF           AVERAGE          AVERAGE PER          NUMBER OF         AVERAGE PER
   PER SHARE            OPTIONS           REMAINING       SHARE EXERCISE          OPTIONS        SHARE EXERCISE
EXERCISE PRICES       OUTSTANDING      EXERCISE PERIOD         PRICE            EXERCISABLE           PRICE
----------------    ----------------   ----------------   ----------------    ----------------   ----------------
$ 2.60 - $ 7.71        1,141,400              3.2             $   4.99             246,950           $  4.39
  8.25 -  13.75          282,400              1.8                 9.87             218,200              9.72
 22.63 -  25.75          213,326               .6                25.31             166,869             25.31


The Company granted options to purchase 90,000 shares of common stock to consultants in 2000 and no options were granted to consultants in 2001. The estimated fair value of such options was expensed over the contract benefit period.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE M -- STOCK REPURCHASE PROGRAMS

The company has acquired shares of its common stock in connection with stock repurchase programs. In 1999, the Company repurchased 402,100 shares for $2,497,000.

In May of 2000, the Company announced a stock repurchase program to repurchase up to 2,000,000 shares of common stock. In October of 2000, the Company extended this program to repurchase an additional 2,000,000 shares. During 2000 the Company repurchased 2,605,150 shares for $9,069,000, and in 2001 the Company repurchased 229,000 shares for $609,000 under this program.

NOTE N -- SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. TechTeam's chief operating decision making group is the Senior Management Committee, which is comprised of the President and the lead executives of each of TechTeam's functional areas. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products.

The Company's reportable operating segments include Corporate Service (consisting of corporate help desk services, technical staffing, systems integration, and training programs), Product Support Services and Leasing Operations, (See "Item 1 Business Overview" for a description of each business segment).

The Company's reportable geographic segments are the United States and Europe. The European segment provides services in the Corporate Help Desk Services and the Technical Staffing segments. The United States geographic segment provides services in all operating segments. Revenues are attributed to geographic segments based upon the location of service delivery.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. TechTeam evaluates performance based on stand alone operating segment gross profit.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE N-- SEGMENT REPORTING (continued)


-----------------------------------------------------------------------------------------------------------------------------
                                            CORPORATE SERVICES
                              -----------------------------------------------------------
                              CORPORATE                                                      PRODUCT
                              HELP DESK   TECHNICAL    SYSTEMS        TRAINING               SUPPORT     LEASING
                               SERVICES   STAFFING   INTEGRATION      PROGRAMS      TOTAL    SERVICES   OPERATIONS     TOTAL
                              ---------   --------   -----------      --------      -----    --------   ----------     -----
                                                                (In thousands)
2001
Revenues ................      $ 50,877   $ 14,522   $     6,918      $  2,005     $ 74,322   $    439   $ 19,849    $ 94,610
Gross profit (loss) .....        14,669      2,242         2,168           260       19,339        151       (657)     18,833
Depreciation and
    amortization ........         2,064        419            14            57        2,554         --     17,217      19,771
Segment assets ..........        14,575      2,307         2,803           518       20,203         --     19,647      39,850
Expenditures for
    property ............         1,767        251             9            --        2,027         --         --       2,027

2000
Revenues ................      $ 48,619   $ 18,874   $     9,679      $  3,485     $ 80,657   $ 16,150   $ 27,349    $124,156
Gross profit ............        15,202      3,154         2,694           400       21,450      1,729      5,117      28,296
Depreciation and
    amortization ........         1,405        272            70           138        1,885        179     20,294      22,358
Segment assets ..........        12,488      3,134         3,832           976       20,430      1,048     45,732      67,210
Expenditures for
    property ............         1,853        985           119           234        3,191         --         --       3,191

1999
Revenues ................      $ 39,314   $ 23,002   $    17,818      $  4,888     $ 85,022   $ 27,306   $ 20,477    $132,805
Gross profit ............         8,423      4,875         2,929           201       16,428      2,091      4,869      23,388
Depreciation and
    amortization ........         3,339        181           143           541        4,204         89     14,779      19,072
Segment assets ..........         9,023      4,735         6,142           948       20,848      4,841     58,943      84,632
Expenditures for
    property ............           251        137            13            60          461         --         74         535


--------------------------------------------------------------------------------------------------------------------
                                                        GEOGRAPHIC INFORMATION
                     -----------------------------------------------------------------------------------------------
                                 2001                             2000                            1999
                     -----------------------------    -----------------------------   ------------------------------
                                       SEGMENT                          SEGMENT                          SEGMENT
                       REVENUE          ASSETS          REVENUE          ASSETS         REVENUE           ASSETS
                     -------------   -------------    -------------   -------------   -------------    -------------
                                                             (In thousands)
United States....    $     82,922    $     81,676     $    113,940    $     96,069    $    126,401     $    109,393
European.........          11,688           5,445           10,216           4,705           6,404            2,914
                     -------------   -------------    -------------   -------------   -------------    -------------
Total............    $     94,610    $     87,121     $    124,156    $    100,774    $    132,805     $    112,307
                     =============   =============    =============   =============   =============    =============

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE N-- SEGMENT REPORTING (continued)

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:


--------------------------------------------------------------------------------------------------------------------
                                                                       2001            2000              1999
                                                                  ---------------   --------------   ---------------
                                                                                   (In thousands)
Depreciation and amortization
    Total for reportable segments.............................    $      19,771     $      22,358    $      19,072
    Total of Corporate assets.................................            3,404             3,796            2,322
                                                                  ---------------   --------------   ---------------
       Total depreciation and amortization....................    $      23,175     $      26,154    $      21,394
                                                                  ===============   ==============   ===============
Assets
    Total assets for reportable segments......................    $      39,850     $      67,210    $      84,632
    Corporate assets..........................................           47,271            33,564           27,675
                                                                  ---------------   --------------   ---------------
       Total assets...........................................    $      87,121     $     100,774    $     112,307
                                                                  ===============   ==============   ===============



NOTE O -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly consolidated results of operations are summarized as follows:


--------------------------------------------------------------------------------------------------------------------
                                                                           QUARTER ENDED
                                                 -------------------------------------------------------------------
                                                   MARCH 31,         JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                                 --------------   ---------------   --------------   ---------------
                                                               (In thousands, except per share data)
2001
    Revenues................................     $      25,514    $      23,521     $      22,167    $      23,408
    Gross profit............................             5,946            5,498             3,976            3,413
    Income (loss) before tax provision......               501             (663)           (2,066)          (1,522)
    Net income (loss).......................               225             (913)           (1,895)            (995)
    Earnings (loss) per share...............               .02             (.09)             (.18)            (.09)
2000
    Revenues................................     $      31,977    $      32,959     $      30,003    $      29,217
    Gross profit............................             6,233            7,955             6,896            7,212
    Income before tax provision.............               638            2,072             1,121              560
    Net income..............................               341            1,111               605               89
    Earnings per share......................              0.03             0.08              0.05             0.01


ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in accountants, disagreements, or other events requiring reporting under this Item.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information to be set forth under the caption "Election of Directors and Management Information" in the Proxy Statement dated on or about April 8, 2002, relating to the Annual Meeting of Shareholders to be held on May 8, 2002, (the "Proxy Statement"), is incorporated herein by reference.

The information to be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION

The information to be set forth under the caption "Compensation of Executive Officers" in the Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be set forth under the caption "Election of Directors and Management Information -- Security Ownership of Certain Beneficial Holders and Management" in the Proxy Statement is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information to be set forth under the caption "Compensation of Executive Officers -- Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)       Certain documents are filed as part of this Report on Form 10-K.
         (1) Financial Statements "Item 8 Financial Statements and Supplementary Data" and Item 14 (d) below.

--------------------------------------------------------------------------------------------------------------------------
                                                                                                                  PAGE
                                                                                                                ----------
Report of Ernst & Young LLP, Independent Auditors...........................................................       15
Consolidated Statements of Operations-- Years Ended December 31, 2001, 2000, and 1999.......................       16
Consolidated Statements of Comprehensive Income / (Loss)-- Years Ended December 31,
    2001, 2000, and 1999....................................................................................       16
Consolidated Statements of Financial Position -- December 31, 2001 and December 31, 2000....................      17-18
Consolidated Statements of Shareholders' Equity -- Years Ended December 31, 2001, 2000, and 1999............       19
Consolidated Statements of Cash Flows -- Years Ended December 31, 2001, 2000, and 1999......................       20
Notes to the Consolidated Financial Statements..............................................................      21-35

--------------------------------------------------------------------------------------------------------------------------

         (2)  Financial Statement Schedules

              None

         (3)  Exhibits.

----------------------------------------------------------------------------------------------------------------------
                                                                                                           REFERENCE *
     EXHIBIT                                                                                                 OR PAGE
     NUMBER                                              EXHIBIT                                              NUMBER
---------------  ----------------------------------------------------------------------------------------  -----------
       2.1       Agreement and Plan of Merger dated January 19, 1998 by and between David M. Sachs,             *9
                 Capricorn Capital Group, Inc., BM Woodbridge Place 104, Inc. and National TechTeam,
                 Inc.
     2.1 (a)     Sale of Certain Assets of TechTeam Capital Group, LLC to Newco Consultants, LLC,              *13
                 effective March 31, 2000.
       2.2       Limited Partnership Agreement of GE TechTeam LP (formerly Support Central, L.P.) dated        *10
                 as of October 1, 1997.
     2.2 (a)     Amendment No. 1 to Limited Partnership Agreement of Support Central, L.P.                     *11
     2.2 (b)     Global Agreement By and Among National TechTeam Inc., GE TechTeam LP, Support Central,
                 L.L.C., and GE Warranty Management, Inc. dated August 22, 2000.
       3.1       Certification of Incorporation of National TechTeam, Inc. filed with the Delaware              *1
                 Secretary of State on September 14, 1987.
       3.2       Certificate of Amendment dated November 27, 1987 to the Company's Certificate of               *2
                 Incorporation.
       3.3       Bylaws of National TechTeam, Inc. as Amended and Restated May 26, 1998.                       *12
       4.1       Rights Agreement dated as of May 6, 1997, between National TechTeam, Inc. and U.S.             *8
                 Stock Transfer Corporation, as Rights Agent, which includes as
                 Exhibit A thereto the Form of Certificate of Designations, as
                 Exhibit B thereto the Form of Right Certificate, and as Exhibit
                 C thereto the Summary of Rights to Purchase Preferred Stock.
      10.1       Lease Agreement for office space in Southfield, Michigan known as the Cumberland Tech          *4
                 Center between the Company and Eleven Inkster Associates dated September 29, 1993.
----------------------------------------------------------------------------------------------------------------------

                                                                                                           REFERENCE *
     EXHIBIT                                                                                                 OR PAGE
     NUMBER                                              EXHIBIT                                              NUMBER
---------------  ----------------------------------------------------------------------------------------  -----------
      10.2       Lease Amendment for office space in Southfield, Michigan known as the Cumberland Tech          *4
                 Center between the Company and Eleven Inkster Associates dated December 7, 1993.
      10.3       Lease Amendment for office space in Southfield, Michigan known as the Cumberland Tech          *5
                 Center between the Company and Eleven Inkster Associates dated January 23, 1995.
      10.4       Third Amendment Lease Agreement dated March 29, 1996 for office space in Southfield,           *6
                 Michigan between Eleven Inkster Associates and the Company.
      10.5       Fourth Amendment Lease Agreement dated March 13, 2000 for office space in Southfield          *15
                 Michigan between Eleven Inkster Associates and the Company.
      10.6       Sublease for office space in Southfield, Michigan known as the
                 Cumberland Tech Center between Dura Operating Corporation                                     *15
                 and the Company dated August 13, 2000.
      10.7       Lease for office space in Dearborn, Michigan between the Company and Dearborn Atrium           *7
                 Associates Limited Partnership dated November 18, 1996.
      10.8       Lease Agreement for office space in Davenport, Iowa known as
                 the 1010 Shopping Center between the Company and                                              *14
                 Partnership 1010, LLP dated August 28, 1999.
      10.9       1990 Nonqualified Stock Option Plan.                                                           *3
      10.10      1996 Nonemployee Directors Stock Plan.                                                         *6
      10.11      Supplemental Retirement Plan dated October 1, 2000.                                           *14
      10.12      Senior Management Bonus Plan dated June 14, 2000.                                             *14
      10.13      Employment Agreement Relating to Change of Control.                                           *15
      10.14      Assignment of Credit Facilities and Financing Documents between TechTeam Cyntergy, LLC        *16
                 and Bank of America dated September 28, 2001.
      10.15      Financing and Security Agreement between Cyntergy Corporation and Bank of America             *16
                 dated January 29, 1999.
      10.16      Agreement for Conveyance in Lieu of Foreclosure and Other Matters between TechTeam            *16
                 Cyntergy, LLC and Robert N. Grimes and Beth Grimes dated September 28, 2001.
      10.17      Employment Agreement between National TechTeam, Inc. and William F. Coyro, Jr. dated          *16
                 August 9, 2001.
      10.18      Agreement with Ford Motor Company dated August 1, 2001.                                       *16
       21        List of subsidiaries of National TechTeam, Inc.                                                38
      23.1       Consent of Ernst & Young LLP                                                                   39
-----------------------------------------------------------------------------------------------------------------------

                                                             EXHIBIT
-------------- ----------------------------------------------------------------------------------------------------
*1             Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
               31, 1987.

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

*4             Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December
               31, 1993.

*5             Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
               31, 1994.

*6             Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
               31, 1995.

*6             Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No.
               333-10687.)

*7             Incorporated by reference to the Company's Annual Report on Form 10-K dated December 31, 1996.

*8             Incorporated by reference to the Company's Registration Statement on Form 8-A dated May 9, 1997.

*9             Incorporated by reference to the Company's Report on Form 8-K dated February 13, 1998.

*10            Incorporated by reference to the Company's Annual Report on Form 10-K dated December 31, 1997.

*11            Incorporated by reference to the Company's Report on Form 10-K dated March 31, 1998.

*12            Incorporated by reference to the Company's Report on Form 10-K dated March 31, 1999.

*13            Incorporated by reference to the Company's Report on Form 10-Q dated May 15, 2000.

*14            Incorporated by reference to the Company's Annual Report on Form 10-K dated March 31, 2001.

*15            Incorporated by reference to the Company's Report on Form 10-Q dated August 14, 2001.

*16            Incorporated by reference to the Company's Report on Form 10-Q dated November 14, 2001.
--------------------------------------------------------------------------------------------------------------------



Exhibits 10.11, 10.12, 10.13, and 10.17 represent management, contracts and compensatory plans.

     b)  Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NATIONAL TECHTEAM, INC.


Date: March 26, 2002    By: /s/Jean Francios Delpy   Jean Francios Delpy
      --------------       ----------------------    Chief Financial Officer and
                                                     Treasurer (Principal
                                                     Financial and Accounting
                                                     Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 26, 2002.



 /s/William F. Coyro, Jr.                           President, Chief Executive Office
 ---------------------------------------------      and Director (Principal Executive Officer)
 William F. Coyro, Jr.


 /s/Kim A. Cooper                                   Director
 ---------------------------------------------
 Kim A. Cooper


 /s/Peter T. Kross                                  Director
 ---------------------------------------------
 Peter T. Kross


 /s/Kenneth G. Meade                                Director
 ---------------------------------------------
 Kenneth G. Meade


 /s/Wallace D. Riley                                Director
 ---------------------------------------------
 Wallace D. Riley


 /s/Gregory C. Smith                                Director
 ---------------------------------------------
 Gregory C. Smith


 /s/Richard G. Somerlott                            Director
 ---------------------------------------------
 Richard G. Somerlott


 /s/M. Anthony Tam                                  Director
 ---------------------------------------------
 M. Anthony Tam


 /s/Ronald T. Wong                                  Director
 ---------------------------------------------
 Ronald T. Wong

                                INDEX OF EXHIBITS



    EXHIBIT
    NUMBER                                                   EXHIBIT
    --------   ----------------------------------------------------------------------------------------------------
      2.1      Agreement and Plan of Merger dated January 19, 1998 by and between David M. Sachs, Capricorn
               Capital Group, Inc., BM Woodbridge Place 104, Inc. and National TechTeam, Inc.
    2.1 (a)    Sale of Certain Assets of TechTeam Capital Group, L.L.C. to Newco Consultants, L.L.C., effective
               March 31, 2000.
      2.2      Limited Partnership Agreement of GE TechTeam LP (formerly Support Central, L.P.) dated as of
               October 1, 1997.
    2.2 (a)    Amendment No. 1 to Limited Partnership Agreement of Support Central, L.P.
    2.2 (b)    Global Agreement By and Among National TechTeam, Inc., GE TechTeam LP, Support Central, L.L.C.,
               and GE Warranty Management, Inc. dated August 22, 2000.
      3.1      Certification of Incorporation of National TechTeam, Inc. filed with the Delaware Secretary of
               State on September 14, 1987.
      3.2      Certificate of Amendment dated November 27, 1987 to the Company's Certificate of Incorporation.
      3.3      Bylaws of National TechTeam, Inc. as Amended and Restated May 26, 1998.
      4.1      Rights Agreement dated as of May 6, 1997, between National TechTeam, Inc. and U.S. Stock Transfer
               Corporation, as Rights Agent, which includes as Exhibit A thereto the Form of Certificate of
               Designations, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the
               Summary of Rights to Purchase Preferred Stock.
     10.1      Lease Agreement for office space in Southfield, Michigan known as the Cumberland Tech Center between the Company and Eleven Inkster Associates dated September 29, 1993.
     10.2      Lease Amendment for office space in Southfield, Michigan known as the Cumberland Tech Center between the Company and Eleven Inkster Associates dated December 7, 1993.
     10.3      Lease Amendment for office space in Southfield, Michigan known as the Cumberland Tech Center between the Company and Eleven Inkster Associates dated January 23, 1995.
     10.4      Third Amendment Lease Agreement dated March 29, 1996 for office space in Southfield, Michigan between
               Eleven Inkster Associates and the Company.
     10.5      Fourth Amendment Lease Agreement dated March 13, 2000 for office space in Southfield, Michigan between
               Eleven Inkster Associates and the Company.
     10.6      Sublease for office space in Southfield, Michigan known as the Cumberland Tech Center between Dura
               Operating Corporation and the Company dated August 13, 2000.
  -----------------------------------------------------------------------------------------------------------------

    EXHIBIT
    NUMBER                               EXHIBIT
  ----------    ----------------------------------------------------------------
     10.7       Lease for office space in Dearborn, Michigan between the Company and Dearborn Atrium Associates Limited Partnership dated
                November 18, 1996.

     10.8 Lease Agreement for office space in Davenport, Iowa known as the 1010 Shopping Center between the Company and Partnership 1010,
                L.L.P. dated August 28, 1999.

     10.9       1990 Nonqualified Stock Option Plan.

     10.10      1996 Nonemployee Directors Stock Plan.

     10.11      Supplemental Retirement Plan dated October 1, 2000.

     10.12      Senior Management Bonus Plan dated June 14, 2000.

     10.13      Employment Agreement Relating to Change of Control.

     10.14      Assignment of Credit Facilities and Financing Documents between
                TechTeam Cyntergy, L.L.C. and Bank of America dated September
                28, 2001.

     10.15 Financing and Security Agreement between Cyntergy Corporation and Bank of America dated January 29, 1999.

     10.16      Agreement for Conveyance in Lieu of Foreclosure and Other
                Matters between TechTeam Cyntergy, L.L.C. and Robert N. Grimes and Beth Grimes dated September 28, 2001.

     10.17      Employment Agreement between National TechTeam, Inc. and William
                F. Coyro, Jr. dated August 9, 2001.

     10.18      Agreement with Ford Motor Company dated August 1, 2001.

      21        List of subsidiaries of National TechTeam, Inc.

     23.1       Consent of Ernst & Young L.L.P.
--------------------------------------------------------------------------------