Form 10-Q
period 2002-03-31
NATIONAL TECHTEAM INC /DE/
filed 2002-05-07
CIK 805054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      10-Q

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2002



  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the transition period from ___ to ___

                         Commission file number 0-16284


                             NATIONAL TECHTEAM, INC.
                            -------------------------
                         (Name of issuer in its charter)

  DELAWARE                                                            38-2774613
  ---------                                                          -----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                  27335 West 11 Mile Road, Southfield, MI 48034
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)


  Registrant's telephone number, including area code: (248) 357-2866
                                                      ---------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               |X| Yes     |_| No

  The number of shares of the registrant's only class of common stock outstanding at April 30, 2002 was 10,913,764.

  THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                             NATIONAL TECHTEAM, INC.

                                    FORM 10-Q

                                      INDEX


 ----------------------------------------------------------------------------------------------------------  ----------
                                                                                                                PAGE
                                                                                                               NUMBER
 ----------------------------------------------------------------------------------------------------------  ----------

 PART I -- FINANCIAL INFORMATION

 ITEM 1.

 Condensed Consolidated Statements of Operations (Unaudited)
          Three Months Ended March 31, 2002 and 2001                                                             3

 Condensed Consolidated Statements of Financial Position (Unaudited)
          March 31, 2002 and December 31, 2001                                                                 4 - 5

 Condensed Consolidated Statements of Cash Flows (Unaudited)
          March 31, 2002 and 2001                                                                                6

 Notes to the Condensed Consolidated Financial Statements (Unaudited)                                          7 - 9

 ITEM 2.

 Management's Discussion and Analysis of Financial Condition and Results of Operations                        10 - 13

 PART II -- OTHER INFORMATION

 ITEM 1.

 Legal Proceedings                                                                                               13

 ITEM 6.

 Exhibits and Reports on Form 8-K                                                                                13

 Signatures                                                                                                      14
 ----------------------------------------------------------------------------------------------------------  -----------

                         PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------
                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                   ---------------------------------
                                                                                        2002              2001
                                                                                   ---------------   ---------------
                                                                                           (In thousands,
                                                                                          except per share
                                                                                                data)

REVENUES
    Corporate Services
       Corporate help desk services.............................................   $       14,419    $       13,013
       Technical staffing.......................................................            2,808             4,368
       Systems integration......................................................            2,235             1,669
       Training programs........................................................              276               717
                                                                                   --------------    --------------
    Total Corporate Services....................................................           19,738            19,767
    Leasing Operations..........................................................            3,209             5,747
                                                                                   --------------    --------------
TOTAL REVENUES..................................................................           22,947            25,514
COST OF SERVICES DELIVERED......................................................           17,793            19,567
                                                                                   --------------    --------------
GROSS PROFIT....................................................................            5,154             5,947
                                                                                   --------------    --------------
OTHER EXPENSES
    Selling, general, and administrative........................................            3,890             5,250
    Michigan Single Business Tax................................................              225               300
                                                                                   --------------    --------------
TOTAL OTHER EXPENSES............................................................            4,115             5,550
                                                                                   --------------    --------------

OPERATING INCOME................................................................            1,039               397

Interest income.................................................................              205               348
Interest expense................................................................              (70)             (244)
                                                                                   --------------    --------------
NET INTEREST INCOME.............................................................              135               104
                                                                                   --------------    --------------

Income before income taxes......................................................            1,174               501
Income tax expense..............................................................              532               276
                                                                                   --------------    --------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE............................   $          642    $          225
Cumulative effect of accounting change -- Note E................................           (1,123)               --
                                                                                   --------------    --------------
NET INCOME (LOSS)...............................................................   $         (481)   $          225
                                                                                   ==============    ==============

BASIC AND DILUTED EARNINGS PER SHARE                                               $          .06    $          .02
Income before cumulative effect of accounting change............................             (.10)               --
Cumulative effect of accounting change .........................................   --------------    --------------
Basic and Diluted earnings (loss) per share ....................................   $         (.04)   $          .02
                                                                                   ==============    ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic.......................................................................           10,903            10,702
    Net effect of dilutive stock options........................................               57                --
                                                                                   --------------    --------------
    Diluted.....................................................................           10,960            10,702
                                                                                   ==============    ==============


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

--------------------------------------------------------------------------------------------------------------------

NET INCOME, AS SET FORTH ABOVE..................................................   $         (481)  $           225
Foreign currency translation adjustments........................................              (97)             (152)
                                                                                   --------------   ---------------
COMPREHENSIVE INCOME (LOSS).....................................................   $         (578)  $            73
                                                                                   ==============   ===============


                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------
                                                                                     MARCH 31,        DECEMBER 31,
                                     ASSETS                                             2002              2001
---------------------------------------------------------------------------------  ---------------   ---------------
                                                                                            (In thousands)

CURRENT ASSETS
    Cash and cash equivalents...................................................   $       29,903    $       30,251
    Marketable Securities.......................................................            8,276             5,321
    Accounts receivable (less allowances of $328 at March 31, 2002
       and $433 at December 31, 2001)...........................................           18,262            17,721
    Refundable taxes............................................................            2,181             2,693
    Inventories.................................................................              878               304
    Prepaid expenses and other..................................................              727             1,281
    Deferred income tax.........................................................            1,230             1,230
                                                                                   ---------------   ---------------
    Total current assets........................................................           61,457            58,801
                                                                                   ---------------   ---------------

PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
    Computer equipment and office furniture.....................................           16,721            16,125
    Purchased software..........................................................            8,875             8,610
    Leasehold improvements......................................................            3,277             3,096
    Transportation equipment....................................................              213               213
                                                                                   ---------------   ---------------
                                                                                           29,086            28,044
    Less -- Accumulated depreciation and amortization...........................           20,131            19,371
                                                                                   ---------------   ---------------
                                                                                            8,955             8,673
                                                                                   ---------------   ---------------

OTHER ASSETS
    Assets of leasing operations, net of amortization...........................           11,337            15,705
    Intangibles (less accumulated amortization of $16,280 at
       March 31, 2002 and $14,938 at December 31, 2001).........................            2,090             3,432
    Loans receivable............................................................               64                77
    Deferred income tax.........................................................              276               276
    Other.......................................................................              157               157
                                                                                   ---------------   ---------------
                                                                                           13,924            19,647
                                                                                   ---------------   ---------------
TOTAL ASSETS....................................................................   $       84,336    $       87,121
                                                                                   ===============   ===============

                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (continued)
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------------
                                                                                      MARCH 31,        DECEMBER 31,
                                                                                         2002              2001
                     LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------    --------------    --------------
                                                                                            (In thousands)

CURRENT LIABILITIES
    Accounts payable...........................................................     $       1,019     $       1,981
    Accrued payroll, related taxes and withholdings............................             3,436             2,762
    Accrued expenses and taxes.................................................             1,011             1,097
    Current portion of notes payable...........................................             3,112             4,605
    Deferred revenues..........................................................             1,094             1,184
    Other......................................................................                 2               117
                                                                                    --------------    --------------
    Total current liabilities..................................................             9,674            11,746
                                                                                    --------------    --------------




LONG-TERM LIABILITIES..........................................................               588               805






SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01, 5,000,000 shares authorized, none issued
    Common stock, par value $.01, 45,000,000 shares authorized,
       16,723,000 shares issued at
       March 31, 2002 and December 31, 2001....................................               167               167
    Additional paid-in capital.................................................           108,106           108,212
    Retained earnings..........................................................               358               839
    Accumulated other comprehensive loss -- foreign currency translation
       adjustment..............................................................              (325)             (227)
                                                                                    -------------      -------------
                                                                                          108,306           108,991
    Less -- Treasury stock (5,809,236 and 5,828,374 shares at March 31, 2002
       and December 31, 2001, respectively)....................................            34,232            34,421
                                                                                    -------------     -------------
    Total shareholders' equity.................................................            74,074            74,570
                                                                                    -------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................................     $      84,336     $      87,121
                                                                                    =============     =============



                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

 ----------------------------------------------------------------------------------------------------------------------
                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                    --------------------------------
                                                                                        2002              2001
                                                                                    --------------    --------------
                                                                                            (In thousands)

 OPERATING ACTIVITIES
     Income before cumulative effect of accounting change.......................    $         642     $         225
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and Amortization........................................            3,746             6,133
           Treasury stock contributed to 401(k) plan and other..................               83               177
           Changes in current assets and liabilities............................             (629)           (1,124)
                                                                                    -------------     -------------
        Net cash provided by operating activities...............................            3,842             5,411
                                                                                    -------------     -------------

 INVESTING ACTIVITIES
     Purchase of marketable securities..........................................           (2,955)           (3,715)
     Disposal of leased equipment...............................................            1,424               142
     Purchase of property, equipment and software, net..........................           (1,066)             (640)
     Decrease in investment in direct financing leases and residuals............              216             1,087
     Other......................................................................              (23)               35
                                                                                    -------------     -------------
        Net cash used in investing activities...................................           (2,404)           (3,091)
                                                                                    -------------     -------------

 FINANCING ACTIVITIES
     Payments on notes payable, net.............................................           (1,689)           (2,851)
     Purchase of Company common stock...........................................               --              (609)
     Other......................................................................              (97)             (143)
                                                                                    --------------    --------------
        Net cash used in financing activities...................................           (1,786)           (3,603)
                                                                                    -------------     -------------
        Decrease in cash and cash equivalents...................................             (348)           (1,283)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............................           30,251            15,995
                                                                                    -------------    --------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................................    $      29,903     $      14,712
                                                                                    =============     =============


                             See accompanying notes.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements have been prepared by National TechTeam, Inc. ("TechTeam" or "Company") in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made to the 2001 financial statements in order to conform to the 2002 financial statement presentation.

NOTE A -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and are calculated using the treasury stock method.

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from clients that represented ten percent or more of total revenue are as follows:


-----------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED MARCH 31,
                                                --------------------------------------------------------------------
                                                           2002                                  2001
                                                ---------------------------------  ---------------------------------
                                                                          (In thousands)
                                                                                                       PERCENT OF
                                                                   PERCENT OF          AMOUNT            TOTAL
                                                    AMOUNT            TOTAL
                                                ---------------  ----------------  ---------------   ---------------

Ford Motor Company..........................    $       11,117             48.5 %  $       10,505            41.1%
DaimlerChrysler.............................             3,426             14.9 %           4,752            18.6%



NOTE C -- LEGAL PROCEEDINGS

Refer to Part II, Item 1 for a description of legal proceedings.

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D -- SEGMENT REPORTING


------------------------------------------------------------------------------------------------------------------------
                                                   CORPORATE SERVICES
                            -----------------------------------------------------------------

                             CORPORATE    TECHNICAL    SYSTEMS       TRAINING                  LEASING
                             HELP DESK    STAFFING     INTEGRATION   PROGRAMS       TOTAL      OPERATIONS      TOTAL
                             SERVICES
                            ------------ ------------  -----------  ------------ ------------  -----------  ------------
                                                                  (In thousands)

Three months ended
March 31, 2002
--------------------------
Revenues.................   $    14,419  $     2,808   $    2,235   $       276  $    19,738   $    3,209   $    22,947
Gross profit.............         3,907          357          591            67        4,922          232         5,154
Depreciation and
    amortization.........           686            7            3             2          698        2,733         3,431
Expenditures for
    property.............           723            8            3            --          734           --           734


Three months ended
March 31, 2001
--------------------------
Revenues.................   $    13,013  $     4,368   $    1,669   $       717  $    19,767   $    5,747   $    25,514
Gross profit (loss)......         3,833          851          587            85        5,356          591         5,947
Depreciation and
    amortization.........           509          106            4            24          643        4,648         5,291
Expenditures for
    property.............           368           67            2            --          437           --           437


Segment Assets
--------------------------
March 31, 2002...........   $    17,069  $     2,212   $    1,736   $       226  $    21,243   $   15,403   $    36,646
December 31, 2001........        14,575        2,307        2,803           518       20,203       19,647        39,850





                                                   -------------------------------------------------------------------
                                                                         GEOGRAPHIC INFORMATION
                                                   --------------------------------------------------------------------
                                                               REVENUE                              ASSETS
                                                   ---------------------------------   --------------------------------
                                                     THREE MONTHS ENDED MARCH 31,         MARCH 31,       DECEMBER 31,
                                                   ---------------------------------   ---------------  ---------------
                                                         2002              2001              2002             2001
                                                   ---------------   ---------------   ---------------  ---------------
                                                                             (In thousands)


United States...................................   $       19,175    $       22,504    $       77,964   $       81,676
European........................................            3,772             3,010             6,372            5,445
                                                   ---------------   ---------------   ---------------  ---------------
Total...........................................   $       22,947    $       25,514    $       84,336   $       87,121
                                                   ===============   ===============   ===============  ===============

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D -- SEGMENT REPORTING (continued)

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements are as follows:


                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                   ---------------------------------
                                                                                          2002              2001
                                                                                   ---------------   ---------------
                                                                                            (In thousands)

Depreciation and amortization
    Total for reportable segments..............................................    $        3,431    $        5,291
    Corporate assets...........................................................               315               842
                                                                                   ---------------   ---------------

       Total depreciation and amortization.....................................    $        3,746    $        6,133
                                                                                   ===============   ===============


                                                                                   --------------    --------------
                                                                                     MARCH 31,        DECEMBER 31,
                                                                                        2002              2001
                                                                                   ---------------   ---------------
                                                                                            (In thousands)

Assets
    Total assets for reportable segments.......................................    $       36,646    $       39,850
    Corporate assets...........................................................            47,690            47,271
                                                                                   ---------------   ---------------
       Total assets............................................................    $       84,336    $       87,121
                                                                                   ===============   ===============




NOTE E -- EFFECTS OF ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. In the fourth quarter of 2001, TechTeam announced that $1.1 million of goodwill related to leasing operations would become impaired after adoption of SFAS 142. As of January 1, 2002 the Company adopted SFAS 142. Accordingly, the Company has taken a charge of $1.1 million in the first quarter of 2002. Under SFAS 142, the charge recognized upon adoption of the statement is reported as the cumulative effect of an accounting change. Reported income and earnings per share adjusted to exclude goodwill amortization is as follows:



                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                   ---------------------------------
                                                                                          2002              2001
                                                                                   ---------------------------------
                                                                                            (In thousands)


Reported income before cumulative effect of accounting change..................    $          642    $          225
Add back goodwill amortization.................................................                --               284
                                                                                   ---------------   ---------------
Adjusted income before cumulative effect of accounting change..................    $          642    $          509
                                                                                   ===============   ===============


Basic and diluted earnings per share:
    Income before cumulative effect of accounting change as reported...........    $         0.06    $         0.02
    Goodwill amortization .....................................................                --              0.03
                                                                                   ---------------   ---------------
    Income before cumulative effect of accounting change as adjusted...........    $         0.06    $         0.05
                                                                                   ===============   ===============

                    NATIONAL TECHTEAM, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Our actual results may differ materially from those included in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We do not undertake an obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

NATIONAL TECHTEAM, INC. ("TechTeam" or "Company") is a global provider of information technology and business process outsourcing support services to entities, including Fortune 1000 companies, multinational companies, product providers, and governments. These services are provided with a single point of contact philosophy centralized on TechTeam's help desk support services. TechTeam also offers other services, including technology deployment and migration services, consulting, systems integration, training, and technical staffing. TechTeam provides support services in Europe through its subsidiaries:
TechTeam Europe, NV/SA; TechTeam Europe, Ltd.; TechTeam Europe, GmbH, and TechTeam Europe AB.

National TechTeam is incorporated under the laws of the State of Delaware. The Company's common stock is traded on the Nasdaq Stock Market under the symbol "TEAM". TechTeam's client base includes Ford Motor Company, DaimlerChrysler, Deere & Company, Cendant Corporation, Liberty Mutual Insurance Company, Schering-Plough Research Institute, and other companies in the manufacturing, office equipment, insurance, logistics, hospitality, food service and retail industries, among others.

CORPORATE SERVICES

TechTeam's Corporate Services primarily consist of technical help desk services, technical staffing, systems integration, and training programs, integrated to provide total and flexible solutions for its customers.


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

As end users often want different channels of communications to resolve problems other than the telephone, the Company has invested in and developed an integrated, Internet-enabled, help desk technology tool, called TechTeam's Support Portal. From the Support Portal web site, an individual seeking support may access a knowledge base to obtain solutions to problems, submit a problem for resolution to a support technician, or check the status of a help desk incident. TechTeam's incident management tool, the Global Call Center, has been integrated with knowledge management and solution products licensed from a number of leading software vendors. TechTeam's customer management section of the portal provides the customer with access to detailed performance reports and other management tools. The Support Portal's knowledge management, data analytics, computer diagnostics and tracking technology are designed to help increase the Company's efficiency in providing support, improve the end user's experience with the help desk, and enable TechTeam's customers to benefit from lower cost and improved efficiency.

TechTeam has deployed the Support Portal technology internally and with many of its existing customers. The technology has improved the efficiency of the TechTeam's service delivery. The Support Portal is an important part of the Company's help desk solutions.

The Company operates major help desks in the United States from its Southfield and Dearborn, Michigan and Davenport, Iowa locations. From its facility in Brussels, Belgium, TechTeam has the capability to provide multilingual help desk support for its customers in as many as 20 languages. TechTeam also provides help desk services from many of its customers' sites.


TECHNICAL STAFFING

The Company maintains a staff of trained technical personnel to provide IT and business process support to its clients at their facilities. The Company recruits a technically proficient employee base. TechTeam enhances its employees' proficiency by providing access to its technical training programs. Training in new technology, in advanced operating systems like Windows 2000, XP and Unix, and in sophisticated applications such as SAP and PeopleSoft, allows TechTeam to provide its clients with highly skilled professionals trained and certified in the latest technology.

Further, the technical staffing business helps TechTeam to provide its employees with a diverse career path. As help desk technicians learn technology and use the Company's internal training programs, they can be migrated to technical staffing positions where they can increase their compensation and knowledge, while the Company retains its most valuable resources. TechTeam considers its career pathing program to be a competitive advantage relative to other staffing and help desk service providers and an excellent tool to prevent employee turnover.


SYSTEMS INTEGRATION

TechTeam provides systems integration, technology deployment and implementation services from project planning and management, to full-scale network server and workstation installations. TechTeam offers a wide range of information technology services for the client, ranging from desk-side support to network monitoring. Through it's TechTeam Cyntergy, L.L.C. subsidiary, the Company offers deployment, training and implementation services to entities in hospitality, retail and food service industries throughout the United States.


TRAINING

TechTeam provides custom training and documentation solutions that include a wide spectrum of options including computer-based training (CBT), distance learning, course catalogs, registration, instructional design consultants, customized course materials, certified trainers, evaluation options, desk-side tutorials, and custom reports. The Company provides customized training programs for many of its customers' proprietary applications.


EQUIPMENT LEASING

TechTeam Capital Group, L.L.C. (Capital Group) previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from 2 to 5 years. Effective March 31, 2000, TechTeam restructured Capital Group. At that time, the majority of the Capital Group staff was terminated, and Capital Group ceased actively looking for new leasing opportunities. Capital Group is currently running out its lease portfolio. With the exception of renewals of existing leases, the portfolio will run off in approximately one year. The Company cannot predict how many lease renewals it will receive or for how long they will be in effect.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001

Income Statement
Revenues decreased $2.6 million or 10% from $25.5 million in the first quarter of 2001, to $22.9 million, in the first quarter of 2002. The decrease was primarily due to decreases in revenues from the Leasing Operations of $2.5 million, Technical Staffing of $1.6 million and Training of $0.4 million which were in part offset by revenue increases in Systems Integration of $0.6 million and Corporate Help Desk services of $1.4 million. Leasing Operations decreased due to the Company's decision to cease looking for new leasing opportunities. Technical Staffing revenues decreased, in large part, due to the Company's two major automotive customers cuts in their subcontracted technical staff and "across-the-board" price reductions for the staff that remained engaged and reductions in the Company's Non-automotive staffing businesses including the ERP technical staffing business. Training revenues decreased primarily due to the discontinuance of the Company's training contract with Sun Microsystems, Inc. and a reduction in services provided to one of the Company's major automotive customers. System Integration revenues increased due to work for new customers acquired in the Cyntergy transaction finalized in the third quarter of 2001. Corporate Help Desk revenues increased principally due to increased business with one of the Company's major automotive customers in both the US and Europe, and the acquisition of help desk businesses supporting the hospitality, retail and food service industries resulting from the Cyntergy transaction.

Gross Margin as a percentage of sales decreased from 23.3% in the first quarter of 2001, to 22.5% in the first quarter of 2002, or $0.8 million, from $5.9 million in the first quarter of 2001 to $5.1 million in the first quarter of 2002. Overall, the decrease in margin can be attributed to both a decrease in business segment margin, which accounts for $0.2 million of the total decrease, and a reduction in revenues, which accounts for $0.6 million of the total decrease. By segment, the margin decrease in the leasing operations accounted for $0.4 million of the total gross margin decrease, due evenly from a reduction in lower margins and lower revenues. The margin decrease in the technical staffing business accounted for $0.5 million of the total decrease, two-thirds of which was due to lower margins caused by an "across-the-board" price reduction imposed by the Company's major automotive customers. Margins improved in the corporate help desk segment by $0.1 million, due to increased revenue.

Selling, general and administrative expenses decreased from $5.3 million in the first quarter of 2001 to $3.9 million in the first quarter of 2002, or $1.4 million. The reduction in selling, general and administrative charges was primarily due to the reduction in amortization charges of $0.5 million, as a consequence of the change in accounting for goodwill and intangibles, see Note E -- Effects of Accounting Pronouncements, pg 9; certain write-downs to intangible assets taken in 2001; a reduction in employee recruiting and outside service expenses; a reduction in excess office space and numerous other cost saving measures.

The Michigan Single Business Tax deceased reflecting the expected lower levels of payroll and property in service in 2002 than was expected in the first quarter of last year for 2001.

Despite an increase in cash equivalents, interest income decreased in the first quarter of 2002, due to a decline in the earnings rate obtained from investing activities. The decline in the earnings rate is consistent with the decline the overall market interest rates over the past year. Interest expense decreased due to the reduction in the outstanding Notes related to the leasing business.

The Company recognized $0.5 million of income tax expense on pretax income before the effect of the accounting change of $1.1 million. The consolidated income tax expense includes a tax provision for European operations based on effective tax rates, which are not significantly different than the statutory rates, and includes a provision for US operations based on a effective tax rates which differs from the statutory rate due to certain nondeductible items.

As of January 1, 2002 the Company adopted SFAS 142. The Company has determined that goodwill related to leasing operations is impaired under SFAS 142. Accordingly, the Company has taken a charge of $1.1 million in the first quarter of 2002.

SIGNIFICANT ACCOUNTING ESTIMATES

At March 31, 2002, the Company had deferred tax assets of $1.5 million, primarily related to alternative minimum tax credit carry forwards in the United States, which do not expire. Realization of the deferred tax assets depends upon sufficient levels of future taxable income. Based on historical and expected future taxable income, the Company believes it is more likely than not that deferred tax assets will be realized. If at any time the Company believes that current or future taxable income will not support the realization of deferred tax assets, a valuation allowance would be provided.

The Company periodically reviews its estimate of residual values of leased assets, which consist principally of computer equipment. The values of the leased assets are impacted by a number of factors including the speed of technological change, the status of used computer equipment market, the attitude of customers regarding renewals of the leases and the ability of the Company to offer alternatives to its customers. There can be no assurances that the Company's estimates of residual values will accurately reflect future results.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet
As of March 31, 2002 the Company's balance sheet reflects a high degree of liquidity and little financial leverage.

Cash, cash equivalents and marketable securities increased $2.6 million in the first quarter of 2002 from $35.6 million to $38.2 million. The Company's working capital position increased by $4.7 million in the first quarter of 2002, from $47.1 million as of December 31, 2001 to $51.8 million as of March 31, 2002.

The current portion of notes payable and long term liabilities decreased by $1.7 million in the first quarter of 2002 from a balance of $5.4 million on December 31, 2001 to $3.7 million on March 31, 2002. The Company's debt to total asset ratio fell from 14.4% on December 31, 2001 to 12.2% as of March 31, 2002.

As of March 31, 2002 the Company's book value per share was $6.79 and its market to book ratio was 64%.

Cash Flow Provided from Operations
Cash flow provided from operating activities was $3.8 million in the first quarter of 2002. The positive cash flow was due to non-cash depreciation and amortization expense of $3.7 million, primarily related to the leasing operations, and the net operating income of $0.6 million for the quarter offset in part by the net changes in working capital of $0.6 million.

Cash Flow Used by Investing Activities
Cash Flow used by investing activities was $2.4 million in the first quarter of 2002. The Company received $1.4 million from the sale of assets used in the leasing operations, offset by $1.1 million to purchase assets to be used on help desk service projects and $3.0 million to purchase marketable securities.

Cash Flow Used in Financing Activities
Cash flow used in financing activities was $1.8 million, of which $1.7 million was used to pay down debt related to leasing operations, in the first quarter of 2002.

The Company believes that cash flows from operations will continue to be sufficient to meet its ongoing working capital needs.


                          PART II -- OTHER INFORMATION


ITEM 1 -- LEGAL PROCEEDINGS

The Company is a party to legal proceedings that are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on the Company's liquidity, financial position or results of operations.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -- None

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



                                           National TechTeam, Inc.
                                           ------------------------
                                                  (Registrant)


    Date:     5/3/02                       By: /s/ William F. Coyro, Jr.
                                               ---------------------------------
                                               William F. Coyro, Jr.
                                               President and Chief
                                               Executive Officer


    Date:     5/3/02                       By: /s/ Jean Francios Delpy
                                               ---------------------------------
                                               Jean Francios Delpy
                                               Chief Financial Officer and
                                               Treasurer