Form 10-Q
period 2002-06-30
TECHTEAM GLOBAL INC
filed 2002-08-08
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2002



[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from ___ to ___

                         Commission file number 0-16284


                              TECHTEAM GLOBAL, INC.
                              ---------------------
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

               |X| Yes |_| No

  The number of shares of the registrant's only class of common stock outstanding at July 31, 2002 was 10,981,564.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                             PAGE
                                                                                                            NUMBER
--------------------------------------------------------------------------------------------------------    ------

 PART I -- FINANCIAL INFORMATION


 ITEM 1

 Condensed Consolidated Statements of Operations (Unaudited)                                                   3
          Three and Six Months Ended
          June 30, 2002 and 2001

 Condensed Consolidated Statements of Financial Position (Unaudited)                                         4 - 5
          June 30, 2002 and December 31, 2001

 Condensed Consolidated Statements of Cash Flows (Unaudited)                                                   6
          Six Months Ended
          June 30, 2002 and 2001

 Notes to the Condensed Consolidated Financial Statements -- June 30, 2002 (Unaudited)                       7 - 10

 ITEM 2

 Management's Discussion and Analysis of Financial Condition and Results of Operations                      11 - 15

 PART II -- OTHER INFORMATION

 ITEM 1

 Legal Proceedings                                                                                             16

 ITEM 4

 Submission of Matters to a Vote of Security Holders                                                           16

 ITEM 5

 Other Information                                                                                          16 - 17

 ITEM 6

 Exhibits and Reports on Form 8-K                                                                              17

 Signatures                                                                                                    18

                         PART 1 -- FINANCIAL INFORMATION

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

ITEM 1 -- FINANCIAL STATEMENTS


                                                             THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------    -------------------------
                                                                 2002           2001             2002         2001
                                                              ----------     ----------       ----------   ----------
                                                                       (In thousands, except per share data)

REVENUES
    Corporate Services
       Corporate help desk services.......................   $     14,309    $    12,477    $     28,728   $     25,490
       Technical staffing.................................          2,594          3,645           5,402          8,013
       Systems integration................................          2,211          1,441           4,446          3,110
       Training programs..................................            307            603             583          1,320
                                                             ------------    -----------    ------------   ------------
    Total Corporate Services..............................         19,421         18,166          39,159         37,933
    Leasing Operations....................................          2,481          5,355           5,690         11,102
                                                             ------------    -----------    ------------   ------------
TOTAL REVENUES............................................         21,902         23,521          44,849         49,035
COST OF SERVICES DELIVERED................................         16,732         18,024          34,525         37,591
                                                             ------------    -----------    ------------   ------------
GROSS PROFIT..............................................          5,170          5,497          10,324         11,444
                                                             ------------    -----------    ------------   ------------
OTHER EXPENSES
    Selling, general, and administrative..................          4,434          5,810           8,324         11,060
    Michigan Single Business Tax..........................            225            210             450            510
                                                             ------------    -----------    ------------   ------------
TOTAL OTHER EXPENSE.......................................          4,659          6,020           8,774         11,570
                                                             ------------    -----------    ------------   ------------

Operating income (loss)...................................            511           (523)          1,550           (126)
                                                             ------------    -----------    ------------   ------------

Interest income...........................................            269            298             474            646
Interest expense..........................................            (14)          (184)            (84)          (428)
Loss on disposal of assets................................             --           (254)             --           (254)
                                                             ------------    -----------    ------------   ------------
NET OTHER INCOME (EXPENSE)................................            255           (140)            390            (36)
                                                             ------------    -----------    ------------   ------------

Income (loss) before income taxes.........................            766           (663)          1,940           (162)
Income tax expense........................................            348            250             880            526
                                                             ------------    -----------    ------------   ------------
Income before cumulative effect of accounting change......            418           (913)          1,060           (688)
Cumulative effect of accounting change -- Note E..........             --             --           1,123             --
                                                             ------------    -----------    ------------   ------------
NET INCOME (LOSS).........................................   $        418    $      (913)   $        (63)  $       (688)
                                                             ============    ===========    ============   ============
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of accounting
change....................................................   $       0.04    $     (0.09)   $       0.10   $      (0.07)
Cumulative effect of accounting change ...................             --             --           (0.11)            --
                                                             ------------    -----------    ------------   ------------
Total basic earnings (loss) per share ....................   $       0.04    $     (0.09)   $      (0.01)  $      (0.07)
                                                             ============    ===========    ============   ============
DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of accounting
change....................................................   $       0.04    $     (0.09)   $       0.10   $      (0.07)
Cumulative effect of accounting change ...................             --             --           (0.11)            --
                                                             ------------    -----------    ------------   ------------
Total diluted earnings (loss) per share ..................   $       0.04    $     (0.09)   $      (0.01)  $      (0.07)
                                                             ============    ===========    ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic.................................................         10,941         10,543          10,922         10,530
    Net effect of dilutive stock options..................            306             --             182             --
                                                             ------------    -----------    ------------   ------------
    Diluted...............................................         11,247         10,543          11,104         10,530
                                                             ============    ===========    ============   ============

                                CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
NET INCOME (LOSS), AS SET FORTH ABOVE.....................   $        418    $      (913)   $        (63)  $       (688)
Foreign currency translation adjustments..................            392            (49)            295           (201)
                                                             ------------    -----------    ------------   ------------
COMPREHENSIVE INCOME (LOSS)...............................   $        810    $      (962)   $        232   $       (889)
                                                             ============    ===========    ============   ============


                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)


                                                                                   JUNE 30,          DECEMBER 31,
                                  ASSETS                                            2002                2001
--------------------------------------------------------------------------      --------------     ---------------
                                                                                          (In thousands)
CURRENT ASSETS
    Cash and cash equivalents..............................................     $       36,248     $        30,251
    Securities available for sale..........................................              3,681               5,321
    Accounts receivable (less allowances of $323 at
       June 30, 2002 and $433 at December 31, 2001)........................             19,282              17,721
    Refundable taxes.......................................................              1,151               2,693
    Inventories............................................................              1,198                 304
    Prepaid expenses and other.............................................                761               1,281
    Deferred income tax....................................................              1,368               1,230
                                                                                --------------     ---------------
                                                                                        63,689              58,801
                                                                                --------------     ---------------




PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
    Computer equipment and office furniture................................             17,582              16,125
    Purchased software.....................................................              9,167               8,610
    Leasehold improvements.................................................              3,481               3,096
    Transportation equipment...............................................                194                 213
                                                                                --------------     ---------------
                                                                                        30,424              28,044
    Less -- Accumulated depreciation and amortization......................            (21,108)            (19,371)
                                                                                --------------     ---------------
                                                                                         9,316               8,673
                                                                                --------------     ---------------




OTHER ASSETS
    Assets of leasing operations, net of amortization......................              8,270              15,705
    Intangibles (less accumulated amortization of $16,499 at
       June 30, 2002 and $14,938 at December 31, 2001).....................              1,871               3,432
    Deferred income tax....................................................                276                 276
    Loans receivable.......................................................                 51                  77
    Other..................................................................                151                 157
                                                                                --------------     ---------------
                                                                                        10,619              19,647
                                                                                --------------     ---------------
TOTAL ASSETS...............................................................     $       83,624     $        87,121
                                                                                ==============     ===============

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (CONTINUED)
                                   (UNAUDITED)

                                                                                   JUNE 30,         DECEMBER 31,
                   LIABILITIES AND SHAREHOLDERS' EQUITY                              2002               2001
---------------------------------------------------------------------------     --------------     ---------------
                                                                                          (In thousands)
CURRENT LIABILITIES
    Accounts payable.......................................................     $          992     $         1,981
    Accrued payroll, related taxes and withholdings........................              2,783               2,762
    Deferred revenues......................................................                761               1,184
    Accrued expenses and taxes.............................................                932               1,097
    Current portion of notes payable.......................................              1,973               4,605
    Other..................................................................                  2                 117
                                                                                --------------     ---------------
                                                                                         7,443              11,746
                                                                                --------------     ---------------

LONG-TERM LIABILITIES......................................................                511                 805

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01, 5,000,000 shares authorized, none issued
    Common stock, par value $ .01, 45,000,000 shares authorized, issued --
       16,778,700 and 16,723,000 shares at
       June 30, 2002 and December 31, 2001, respectively...................                168                 167
    Additional paid-in capital.............................................            108,869             108,212
    Retained earnings......................................................                776                 839
    Accumulated other comprehensive gain (loss) -- foreign currency
       translation adjustment..............................................                 68                (227)
                                                                                --------------     ---------------
                                                                                       109,881             108,991
    Less -- Treasury stock (5,807,136 and 5,828,374 shares
       at June 30, 2002 and December 31, 2001, respectively)...............             34,211              34,421
                                                                                --------------     ---------------
    Total shareholders' equity.............................................             75,670              74,570
                                                                                --------------     ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................     $       83,624     $        87,121
                                                                                ==============     ===============


                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                     2002                2001
                                                                                 -------------      --------------
                                                                                          (In thousands)
 OPERATING ACTIVITIES
     Income (loss) before cumulative effect of accounting change...........      $       1,060      $         (688)
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization...................................              6,763              11,865
           Non-cash stock option compensation expense......................                439                  --
           Treasury stock contributed to 401(k) plan and other.............                104                 365
           Changes in operating assets and liabilities.....................             (2,204)             (1,462)
                                                                                 -------------      --------------
        Net cash provided by operating activities..........................              6,162              10,080
                                                                                 -------------      --------------

 INVESTING ACTIVITIES
     Sale (purchase) of marketable securities..............................              1,640              (4,385)
     Disposal of leased equipment..........................................              2,713               2,181
     Decrease in investment in direct financing leases and residuals.......                 71               2,143
     Purchase of property, equipment and software, net.....................             (2,315)             (1,284)
     Other.................................................................                (10)                828
                                                                                 -------------      --------------
        Net cash provided by or (used) in investing activities.............              2,099                (517)
                                                                                 -------------      --------------

 FINANCING ACTIVITIES
     Payments on notes payable, net........................................             (2,885)             (5,188)
     Purchase of Company common stock......................................                 --                (609)
     Proceeds from issuance of Company common stock........................                326                  --
     Other.................................................................                295                (184)
                                                                                 -------------      --------------
        Net cash used in financing activities..............................             (2,264)             (5,981)
                                                                                 -------------      --------------
        Increase in cash and cash equivalents..............................              5,997               3,582
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................             30,251              15,995
                                                                                 -------------      --------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD................................      $      36,248      $       19,577
                                                                                 =============      ==============

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements have been prepared by TechTeam Global, Inc. ("TechTeam" or "Company") in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made to the 2001 financial statements in order to conform to the 2002 financial statement presentation.

NOTE A -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and are calculated using the treasury stock method.

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from clients that represented ten percent or more of total revenue are as follows:


                                                              2002                               2001
                                                 -------------------------------     ------------------------------
                                                                    PERCENT OF                         PERCENT OF
                                                    AMOUNT            TOTAL             AMOUNT            TOTAL
                                                 -------------   ---------------     -------------   --------------
                                                            (In thousands except percent of total data)
THREE MONTHS ENDED JUNE 30
    Ford Motor Company......................     $      11,004        50.2%          $       9,880        42.0%
    DaimlerChrysler.........................             3,154        14.4%                  4,273        18.2%

SIX MONTHS ENDED JUNE 30
    Ford Motor Company......................     $      22,121        49.3%          $      20,385        41.6%
    DaimlerChrysler.........................             6,580        14.7%                  9,025        18.4%



NOTE C -- LEGAL PROCEEDINGS

Refer to Part II, Item 1 for a description of legal proceedings.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D -- SEGMENT REPORTING


                                                    CORPORATE SERVICES
                             ----------------------------------------------------------------
                              CORPORATE
                              HELP DESK    TECHNICAL     SYSTEMS      TRAINING                  LEASING
                              SERVICES     STAFFING    INTEGRATION    PROGRAMS       TOTAL     OPERATIONS      TOTAL
                             -----------   ----------  -----------   -----------  -----------  -----------  -----------
                                                                   (In thousands)
THREE MONTHS ENDED
JUNE 30, 2002
Revenues...................  $    14,309   $    2,594   $    2,211   $       307  $    19,421  $     2,481  $    21,902
Gross profit...............        3,875          454          553            43        4,925          245        5,170
Depreciation and
    amortization...........          716            6            2             3          727        1,928        2,655
Expenditures for property..          948            4            1             2          955           --          955

THREE MONTHS ENDED
JUNE 30, 2001
Revenues...................  $    12,477   $    3,645   $    1,441   $       603  $    18,166  $     5,355  $    23,521
Gross profit...............        3,976          558          541            89        5,164          333        5,497
Depreciation and                     517          105            3            20          645        4,291        4,936
    amortization...........
Expenditures for property..          397           81            3            --          481           --          481

SIX MONTHS ENDED
JUNE 30, 2002
Revenues...................  $    28,728   $    5,402   $    4,446   $       583  $    39,159  $     5,690  $    44,849
Gross profit...............        7,782          811        1,144           110        9,847          477       10,324
Depreciation and
    amortization...........        1,402           13            5             5        1,425        4,661        6,086
Expenditures for property..        1,671           12            4             4        1,691           --        1,691

SIX MONTHS ENDED
JUNE 30, 2001
Revenues...................  $    25,490   $    8,013   $    3,110   $     1,320  $    37,933  $    11,102  $    49,035
Gross profit...............        7,809        1,409        1,128           174       10,520          924       11,444
Depreciation and                   1,026          211            7            44        1,288        8,939       10,227
    amortization...........
Expenditures for property..          765          148            5            --          918           --          918

SEGMENT ASSETS
June 30, 2002..............  $    18,614   $    2,309   $    1,938   $       287  $    23,148  $    11,879  $    35,027
December 31, 2001..........       14,575        2,307        2,803           518       20,203       19,647       39,850

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D-- SEGMENT REPORTING (continued)

                                                                         GEOGRAPHIC INFORMATION
                                                                                 REVENUE
                                                   -------------------------------------------------------------------
                                                     THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                   --------------------------------    -------------------------------
                                                         2002             2001              2002             2001
                                                   --------------    --------------    --------------   --------------
                                                                              (In thousands)
United States...................................   $       18,114    $       20,596    $       37,289   $       43,100
European........................................            3,788             2,925             7,560            5,935
                                                   --------------    --------------    --------------   --------------
Total...........................................   $       21,902    $       23,521    $       44,849   $       49,035
                                                   ==============    ==============    ==============   ==============


                                                                ASSETS
                                                   --------------------------------
                                                      JUNE 30,        DECEMBER 31,
                                                   --------------------------------
                                                        2002              2001
                                                   --------------    --------------
                                                            (In thousands)
 United States..................................   $       76,301    $       81,676
 European.......................................            7,323             5,445
                                                   --------------    --------------
 Total..........................................   $       83,624    $       87,121
                                                   ==============    ==============



A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                          --------------------------------
                                                                               2002              2001
                                                                          --------------    --------------
                                                                                   (In thousands)
Depreciation and amortization
    Total for reportable segments......................................   $        6,086    $       10,227
    Corporate assets...................................................              677             1,638
                                                                          --------------    --------------
       Total depreciation and amortization.............................   $        6,763    $       11,865
                                                                          ==============    ==============

                                                                             JUNE 30,        DECEMBER 31,
                                                                               2002              2001
                                                                          --------------    --------------
                                                                                   (In thousands)
Assets
    Total assets for reportable segments...............................   $       35,027    $       39,850
    Corporate assets...................................................           48,597            47,271
                                                                          --------------    --------------
       Total assets....................................................   $       83,624    $       87,121
                                                                          ==============    ==============

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E -- EFFECTS OF ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. In the fourth quarter of 2001, TechTeam announced that $1.1 million of goodwill related to leasing operations would become impaired after adoption of SFAS 142. As of January 1, 2002 the Company adopted SFAS 142. Accordingly, the Company has taken a charge of $1.1 million in the first quarter of 2002. Under SFAS 142, the charge recognized upon adoption of the statement is reported as the cumulative effect of an accounting change. Reported income and earnings per share adjusted to exclude goodwill amortization is as follows:


                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                            ----------------------------   ---------------------------
                                                                 2002            2001          2002           2001
                                                            ------------    ------------   ------------    -----------
                                                                   (In thousands)                (In thousands)
Reported income (loss) before cumulative effect of
    accounting change....................................   $        418    $       (913)  $      1,060    $      (688)
Add back goodwill amortization...........................             --             286             --            570
                                                            ------------    ------------   ------------    -----------
Adjusted income (loss) before cumulative effect of
    accounting change....................................   $        418    $       (627)  $      1,060    $      (118)
                                                            ============    ============   ============    ===========

Basic and diluted earnings per share:
    Income (loss) before cumulative effect of
       accounting change as reported.....................   $       0.04    $      (0.09)  $       0.10    $     (0.07)
    Goodwill amortization ...............................             --            0.03             --           0.06
                                                            ------------    ------------   ------------    -----------
    Income (loss) before cumulative effect of
       accounting change as adjusted.....................   $       0.04    $      (0.06)  $       0.10    $     (0.01)
                                                            ============    ============   ============    ===========


NOTE F -- EXECUTIVE STOCK OPTIONS

As previously disclosed in the Company's 2002 Proxy Statement and other filings with the U.S. Securities and Exchange Commission, TechTeam Global and its President and Chief Executive Officer, Dr. William F. Coyro, Jr., entered into an employment agreement on August 9, 2001. The terms of the agreement provide for TechTeam Global stock options granted to Dr. Coyro to become exercisable on September 30, 2002, with the number of stock options to become exercisable determined by the average closing price of the Company's common stock during the month of September 2002. As the Company's share price increases, the number of stock options that will become exercisable by Dr. Coyro also increases, up to a maximum of 325,000 stock options.

Accounting Principles Board Opinion No. 25 requires that the Company accrue expense when it becomes probable that the options will be awarded and the number of options can be reasonably estimated. The expense is based on the appreciation in the intrinsic value of the stock options during the period. As a result of the increase in the trading price of TechTeam Global common stock since the date of grant, the Company recorded as expense a non-cash, pretax charge of $408,000 during the quarter ended June 30, 2002. This charge was recorded under selling, general, and administrative expenses. Consistent with the application of this accounting principle, the Company also expects to record a second and final non-cash, pretax charge or credit to earnings of indeterminate size during the quarterly period ending September 30, 2002, representing appreciation or depreciation, if any, in the intrinsic value of Dr. Coyro's variable stock option grant.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


ITEM 2 --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

Certain of the statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Our actual results may differ materially from those included in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We do not undertake an obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

OVERVIEW

TECHTEAM GLOBAL, INC. ("TechTeam" or "Company") is a global provider of information technology and business process outsourcing support services to entities, including Fortune 1000 companies, multinational companies, product providers, and governments. These services are provided with a single point of contact philosophy centralized on TechTeam's help desk support services. TechTeam also offers other services, including technology deployment and migration services, consulting, systems integration, training, and technical staffing. TechTeam provides support services in Europe through its subsidiaries:
TechTeam Europe, NV/SA; TechTeam Europe, Ltd.; TechTeam Europe, GmbH, and TechTeam Europe AB.

TechTeam Global is incorporated under the laws of the State of Delaware. The Company's common stock is traded on the Nasdaq Stock Market under the symbol "TEAM". TechTeam's client base includes Ford Motor Company, DaimlerChrysler, Deere & Company, Cendant Corporation, Liberty Mutual Insurance Company, Schering-Plough Research Institute, and other companies in the manufacturing, office equipment, insurance, logistics, hospitality, food service and retail industries, among others.

CORPORATE SERVICES

TechTeam's Corporate Services primarily consist of technical help desk services, technical staffing, systems integration, and training programs, integrated to provide total and flexible solutions for its customers.


HELP DESK SERVICES

TechTeam's help desk solutions provide corporate end users with around-the-clock technical support from the customer's facilities or from TechTeam's help desk sites. TechTeam supports the full range of a client's IT and business process infrastructure, from network environments to computing systems, and shrink-wrap to advanced proprietary and acquired application systems. TechTeam's flexibility and business processes enable it to tailor its delivery to meet the needs of supporting the customer's IT environment, including proprietary business applications.

TechTeam follows a "single point of contact" (SPOC) model to enable the customer to consolidate its incident resolution support functions into a centralized help desk. TechTeam's technicians are specially trained in the customer's products and applications to diagnose problems and answer technical questions. The Company's technicians answer questions and diagnoses technical problems ranging from application features and functionality to wide area network failures. If the technician is not able to resolve the problem with the end user, the call is escalated to the appropriate resource to solve the problem. Data collected by TechTeam technicians show trends in IT usage and trouble spots. TechTeam implements advanced data analytics to identify the cause(s) of problem areas. From this analysis, TechTeam offers to its customer improvement opportunities.

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


TECHNICAL STAFFING

The Company maintains a staff of trained technical personnel to provide IT and business process support to its clients at their facilities. The Company recruits a technically proficient employee base. TechTeam enhances its employees' proficiency by providing access to its technical training programs. Training in new technology, in advanced operating systems like Windows 2000, XP and Unix, and in sophisticated applications such as SAP and PeopleSoft, allows TechTeam to provide its customers with highly skilled professionals trained and certified in the latest technology.

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


SYSTEMS INTEGRATION

TechTeam provides systems integration, technology deployment and implementation services from project planning and management, to full-scale network server and workstation installations. TechTeam offers a wide range of information technology services for the customer, ranging from desk-side support to network monitoring. Through its TechTeam Cyntergy, L.L.C. subsidiary, the Company offers deployment, training and implementation services to entities in hospitality, retail and food service industries throughout the United States.


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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001

Revenues decreased 7% to $21.9 million from $23.5 million. This decline was principally due to a decrease in revenues from leasing operations, from $5.4 million in 2001 to $2.5 million in 2002, a reduction of 54%. This decrease is due to the Company's decision to discontinue actively seeking new leasing business and to manage the winding down of its leasing portfolio. The Company anticipates the trend of lower leasing revenues will continue over the next year depending on the size and duration of renewals. Revenues from corporate help desk services increased 15% to $14.3 million from $12.5 million, primarily due to growth in business with our existing customers, especially Ford Motor Company. Revenues from systems integration services grew 53%, from $1.4 million in 2001 to $2.2 million in 2002, largely due to new business resulting from the acquisition of certain assets of Cyntergy Corporation in September 2001. Revenues from technical staffing declined 29% to $2.6 million from $3.6 million, principally as the result of aggressive cost reductions imposed on the Company by our customers. Revenues from the provision of training programs decreased 49%, from $0.6 million to $0.3 million.

Gross profit as a percentage of sales decreased to 23.6% from 23.4%. This decline was primarily due to a decrease in gross profit margins from the Company's leasing operations, systems integration, and corporate help desk services. This decline was partially offset by an improvement in the gross margin performance of the technical staffing services business.

Selling, general, and administrative expense declined 24% to $4.4 million from $5.8 million. The $4.4 million of expense in 2002 included a non-cash charge of $408,000 resulting from the appreciation in the intrinsic value of a variable stock option grant made to the Company's President and Chief Executive Officer, pursuant to an employment agreement entered into on August 9, 2001. The $5.8 million of expense in 2001 included a net settlement of $370,000 related to earnout and release agreements with former officers of TechTeam Capital Group and severance payments of $120,000 that were paid to certain administrative employees terminated during the period. Additionally in 2001, a write-down of $165,000 was taken as a result of the Company's decision to cease making payments on insurance contracts for a former officer of the Company. Also, the Company adopted SFAS 142 as of January 1, 2002. Consequently, the Company did not realize any goodwill amortization expense during the second quarter of 2002. The Company recognized $286,000 of such expense during the second quarter of 2001. Excluding the impact of these foregoing items, selling, general, and administrative expense declined 18% year-over-year as a result of aggressive cost containment and expense reduction initiatives.

Interest income declined from $298,000 in the second quarter 2001 to $269,000 in the current period as a result of reduced returns from the Company's cash investments. The decline in our investment yield is consistent with the overall decline in market interest rates and returns. Interest expense decreased significantly, from $184,000 to $14,000, due to the continuing reduction in outstanding debt related to the Company's leasing operations and a $30,000 reduction in the assessment of Michigan Single Business Tax interest.

The consolidated income tax expense includes a tax provision for European operations based on effective tax rates, which are not significantly different than the statutory rates, and includes a provision for U.S. operations based on an effective tax rate that differs from the statutory rate due to certain nondeductible items.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001

Revenues decreased 9% to $44.8 million from $49.0 million. This decline was primarily due to a substantial decrease in revenue from leasing operations, from $11.1 million in 2001 to $5.7 million in 2002, a reduction of 49%. Revenues from corporate help desk services increased 13% to $28.7 million from $25.5 million due to growth in business with our existing customers, primarily Ford Motor Company and new business resulting from the Cyntergy asset acquisition in September 2001. Revenues from systems integration services grew 43%, from $3.1 million in 2001 to $4.4 million in 2002 primarily due to growth of the Company's customer base associated with the Cyntergy asset acquisition. Revenues from technical staffing decreased 33% to $5.4 million from $8.0 million as a result of price concessions granted to existing customers and reductions in placements. Revenues from the provision of training programs declined 56%, from $1.3 million to $0.6 million primarily due to discontinuance of training contracts with Sun Microsystems, Inc. and one of the Company's major automotive customers.

Gross profit as a percentage of sales decreased to 23.0% from 23.3%. This decline was primarily due to decreases in the gross profit margins from the Company's leasing operations and corporate help desk services business. Leasing operation margins were affected by a decrease in revenue as the Company winds down its leasing portfolio. Corporate help desk services margins were impacted by customer pricing concessions and transitional costs from the acquisition of assets from Cyntergy.

Selling, general, and administrative expense declined 25% to $8.3 million from $11.1 million. The $11.1 million of expense in 2001 included the earnout settlement with former officers of TechTeam Capital Group and severance payments made to terminate administrative and other employees. Additionally, the Company recognized $570,000 of goodwill amortization during the first six-months of 2001, which was not incurred as selling, general, and administrative expense in the first six-months of 2002.

Interest expense decreased significantly due to less debt related to leasing operations. Interest income declined due to lower returns on the Company's investments.

The consolidated income tax expense includes a tax provision for European operations based on effective tax rates, which are not significantly different than the statutory rates, and includes a provision for U.S. operations based on an effective tax rate that differs from the statutory rate due to certain nondeductible items.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

At June 30, 2002, the Company had deferred tax assets of $1.4 million, primarily related to alternative minimum tax credit carry forwards in the United States, which do not expire. Realization of the deferred tax assets depends upon sufficient levels of future taxable income. Based on historical and expected future taxable income, the Company believes it is more likely than not that deferred tax assets will be realized. If at any time the Company believes that current or future taxable income will not support the realization of deferred tax assets, a valuation allowance would be provided.

The Company periodically reviews its estimate of residual values of leased assets, which consist principally of computer equipment. The values of the leased assets are impacted by a number of factors including the speed of technological change, the market for used computer equipment, the disposition of customers towards lease renewals, and the ability of the Company to offer alternatives to its customers. There can be no assurance that the Company's estimates of residual values will accurately reflect future results.

The Company periodically reviews its accounts receivable balances for collectibility. The Company's customers are generally large, well-established entities. As the Company's leasing portfolio winds down, additional collection challenges may be encountered. There can be no assurance that the Company's estimates of collectibility will accurately reflect future results.

LIQUIDITY AND CAPITAL RESOURCES


BALANCE SHEET

As of June 30, 2002 the Company's balance sheet reflects a high degree of liquidity and little financial leverage.

Cash, cash equivalents and marketable securities increased by $4.4 million, from $35.6 million on December 31, 2001 to $39.9 million on June 30, 2002. The Company's working capital position increased by $9.1 million during the first six months of 2002, from $47.1 million as of December 31, 2001 to $56.2 million as of June 30, 2002.

The Company's total debt decreased by $2.9 million during the first six months of 2002, from a balance of $5.2 million on December 31, 2001 to $2.3 million on June 30, 2002. The Company's total debt as a percentage of its cash, cash equivalents, and securities decreased from 14.5% on December 31, 2001 to 5.7% on June 30, 2002.


CASH FLOW PROVIDED FROM OPERATIONS

Cash flow provided from operating activities was $6.2 million for the six months ended June 30, 2002. The largest source of operating cash flow was from the leasing business, where cash rental income and non-cash depreciation and amortization expense comprise substantially all of the operating activities. Depreciation and amortization expense for the six-months ended June 30, 2002 was $6.8 million, of which $4.7 million came from the Company's leasing operations.

The Company believes that cash flows provided from operations will continue to be sufficient to meet its ongoing working capital requirements.


CASH FLOW PROVIDED FROM INVESTING ACTIVITIES

Cash flow provided from investing activities was $2.1 million for the six months ended June 30, 2002. The Company used $2.3 million to purchase assets to be used in the provision of customer services and received $2.7 million from the sale of assets used in leasing operations. The Company also received $1.6 million from the sale of marketable securities.


CASH FLOW USED IN FINANCING ACTIVITIES

Cash flow used in financing activities was $2.3 million. The Company used $2.9 million to pay down debt related to leasing operations and received $0.3 million from the issuance of common stock related to the exercise of stock options.

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


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 8, 2002. The holders of 8,685,932 shares were present in person or by proxy, representing attendance by at least 85% of the outstanding shares. The following is a summary of the matters voted on at that meeting.

         (a) The following persons were elected to the Company's Board of Directors. The number of shares cast favor and withheld were as follows:


                    Name                             For          Withheld
                  ---------------------------  -------------    ------------
                  Kim A. Cooper                  8,619,786         66,146
                  William F. Coyro, Jr.          8,605,826         80,106
                  Peter T. Kross                 8,659,786         26,146
                  Kenneth G. Meade               8,652,186         33,746
                  Wallace D. Riley               8,658,986         26,946
                  Gregory C. Smith               8,651,386         34,546
                  Richard G. Somerlott           8,653,916         32,016
                  Ronald T. Wong                 8,667,871         18,061

         (b)      Ratification of Ernst & Young as independent auditors:

                                                     For          Withheld
                                               -------------    ------------
                                                 8,682,887          3,045


         (c)      Approval of Company name change:

                                                     For          Withheld
                                               -------------    ------------
                                                 8,670,871         15,061



ITEM 5 -- OTHER INFORMATION

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

FORD MOTOR AGREEMENT

On July 31, 2002, the Company entered into an agreement with Ford Motor Company to provide SPOC (Single Point of Contact) support services for those who utilize Ford Motor Company's IT products and services. The agreement has a term of three-years, and it succeeds the one-year contract executed by the Company on August 1, 2001. It encompasses a support center (help desk), desk-side support, and program management services for Ford Motor Company, Ford Financial, Ford Motor Company's Premier Auto Group, and Ford's supplier base. In 2001, the purchase orders covering these services comprised approximately 65% of the Company's $41.2 million in revenue from Ford Motor Company. The program staff is distributed throughout North America and Europe and the Support Centers handle support related requests on a global basis.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.18     Ford Motor Company Agreement Dated July 31, 2002

     99.1      Written Statement of the Chief Executive Officer

     99.2      Written Statement of the Chief Financial Officer

(b)  One report on Form 8-K was filed during the Quarter ended June 30,2002

Notice of Appointment of David W. Morgan as Vice President, Chief Financial Officer and Treasurer, Maj Homayounfal as Vice President Technology and Heidi K. Hagle as Vice President Human Resources, filed on May 11, 2002.


ITEMS 2 AND 3 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TechTeam Global, Inc.
                                        ----------------------
                                                 (Registrant)


    Date:     8/08/02                   By: /s/William F. Coyro, Jr.
                                        ------------------------------------
                                               William F. Coyro, Jr.
                                               President and Chief Executive
                                               Officer


    Date:     8/08/02                   By: /s/David W. Morgan
                                        ------------------------------------
                                               David W. Morgan
                                               Vice President, Chief Financial
                                               Officer and Treasurer

                                 Exhibit Index
                                 -------------



Exhibit No.                       Description
-----------                       -----------
  10.18              Ford Motor Company Agreement Dated July 31, 2002
  99.1               Written Statement of the Chief Executive Officer
  99.2               Written Statement of the Chief Financial Officer