Form 10-Q
period 2002-09-30
TECHTEAM GLOBAL INC
filed 2002-11-12
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002



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

         [X] Yes [ ] No

The number of shares of the registrant's only class of common stock outstanding at October 31, 2002 was 11,062,864.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                                PAGE
                                                                                                               NUMBER
 ----------------------------------------------------------------------------------------------------------  ----------
 PART I -- FINANCIAL INFORMATION
 ITEM 1
 Condensed Consolidated Statements of Operations (Unaudited)                                                     3
          Three and Nine Months Ended
          September 30, 2002 and 2001

 Condensed Consolidated Statements of Financial Position (Unaudited)                                           4 - 5
          September 30, 2002 and December 31, 2001

 Condensed Consolidated Statements of Cash Flows (Unaudited)                                                     6
          Nine Months Ended
          September 30, 2002 and 2001

 Notes to the Condensed Consolidated Financial Statements-- September 30, 2002 (Unaudited)                     7 - 10

 ITEM 2

 Management's Discussion and Analysis of Financial Condition and Results of Operations                        11 - 17

 ITEM 4

 Controls and Procedures

 PART II -- OTHER INFORMATION

 ITEM 1

 Legal Proceedings                                                                                               17

 ITEM 5

 Other Information                                                                                               17

 ITEM 6

 Exhibits and Reports on Form 8-K                                                                             17 - 18

 Signatures                                                                                                      19

                         PART 1 -- FINANCIAL INFORMATION

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

ITEM 1 -- FINANCIAL STATEMENTS

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                             ----------------------------   ----------------------------
                                                                 2002           2001            2002           2001
                                                             -------------   ------------   -------------  -------------
                                                                       (In thousands, except per share data)
REVENUES
    Corporate Services
       Corporate help desk services.......................   $     14,948    $    12,202    $     43,676   $     37,692
       Technical staffing.................................          2,468          3,575           7,870         11,588
       Systems integration................................          1,480          1,413           5,926          4,523
       Training programs..................................            241            386             824          1,706
                                                             -------------   ------------   -------------  -------------
    Total Corporate Services..............................         19,137         17,576          58,296         55,509
    Leasing Operations....................................          1,995          4,591           7,685         15,693
                                                             -------------   ------------   -------------  -------------
TOTAL REVENUES............................................         21,132         22,167          65,981         71,202
COST OF SERVICES DELIVERED................................         15,613         18,163          50,138         55,744
                                                             -------------   ------------   -------------  -------------
GROSS PROFIT..............................................          5,519          4,004          15,843         15,458
                                                             -------------   ------------   -------------  -------------
OTHER EXPENSES
    Selling, general, and administrative..................          4,227          5,625          12,551         16,949
    Michigan Single Business Tax..........................            225            240             675            750
                                                             -------------   ------------   -------------  -------------
TOTAL OTHER EXPENSE.......................................          4,452          5,865          13,226         17,699
                                                             -------------   ------------   -------------  -------------

Operating income (loss)...................................          1,067         (1,861)          2,617         (2,241)
                                                             -------------   ------------   -------------  -------------

Interest income...........................................            238            301             712            947
Interest expense..........................................            (64)          (506)           (148)          (934)
                                                             -------------   ------------   -------------  -------------
NET OTHER INCOME (EXPENSE)................................            174           (205)            564             13
                                                             -------------   ------------   -------------  -------------

Income (loss) before income taxes.........................          1,241         (2,066)          3,181         (2,228)
Income tax provision (credit).............................            545           (171)          1,425            355
                                                             -------------   ------------   -------------  -------------
Income before cumulative effect of accounting change......            696         (1,895)          1,756         (2,583)
Cumulative effect of accounting change-- Note F...........              -              -           1,123              -
                                                             -------------   ------------   -------------  -------------
NET INCOME (LOSS).........................................   $        696    $    (1,895)   $        633   $     (2,583)
                                                             =============   ============   =============  =============
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of accounting
change....................................................   $        .06    $      (.18)   $        .16   $       (.24)
Cumulative effect of accounting change ...................              -              -            (.10)             -
                                                             -------------   ------------   -------------  -------------
Total basic earnings (loss) per share ....................   $        .06    $      (.18)   $        .06   $       (.24)
                                                             =============   ============   =============  =============
DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of accounting
change....................................................   $        .06    $      (.18)   $        .16   $       (.24)
Cumulative effect of accounting change ...................              -              -            (.10)             -
                                                             -------------   ------------   -------------  -------------
Total diluted earnings (loss) per share ..................   $        .06    $      (.18)   $        .06   $       (.24)
                                                             =============   ============   =============  =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic.................................................         10,980         10,606          10,967         10,585
    Net effect of dilutive stock options..................            230              0             138              0
                                                             -------------   ------------   -------------  -------------
    Diluted...............................................         11,210         10,606          11,105         10,585
                                                             =============   ============   =============  =============
                             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
NET INCOME (LOSS), AS SET FORTH ABOVE.....................   $        696    $     (1,895)  $        633    $     (2,583)
Foreign currency translation adjustments..................             19             179            314             (22)
                                                             -------------   -------------  -------------   -------------
COMPREHENSIVE INCOME (LOSS)...............................   $        715    $     (1,716)  $        947    $     (2,605)
                                                             =============   =============  =============   =============

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)

                                                                                 SEPTEMBER 30,       DECEMBER 31,
                                   ASSETS                                            2002                2001
----------------------------------------------------------------------------    ---------------    ----------------
                                                                                          (In thousands)
CURRENT ASSETS
    Cash and cash equivalents..............................................     $       36,184     $        30,251
    Securities available for sale..........................................              8,620               5,321
    Accounts receivable (less allowances of $349 at
       September 30, 2002 and $433 at December 31, 2001)...................             17,436              17,721
    Refundable taxes.......................................................                906               2,693
    Inventories of off-lease equipment (less reserves of $1,926 at
       September 30, 2002 and $1,078 at December 31, 2001).................              2,187                 304
    Prepaid expenses and other.............................................                962               1,281
    Deferred income tax....................................................              1,369               1,230
                                                                                ---------------    ----------------
TOTAL CURRENT ASSETS.......................................................             67,664              58,801

PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
    Computer equipment and office furniture................................             17,962              16,125
    Purchased software.....................................................              9,354               8,610
    Leasehold improvements.................................................              3,492               3,096
    Transportation equipment...............................................                286                 213
                                                                                ---------------    ----------------
                                                                                        31,094              28,044
    Less-- Accumulated depreciation and amortization.......................            (21,943)            (19,371)
                                                                                ---------------    ----------------
                                                                                         9,151               8,673

OTHER ASSETS
    Assets of leasing operations, net of amortization (less reserves of
       $759 at September 30, 2002 and $1,940 at December 31, 2001).........              4,883              15,705
    Intangibles (less accumulated amortization of $16,719 at
       September 30, 2002 and $14,938 at December 31, 2001)................              1,651               3,432
    Deferred income tax....................................................                276                 276
    Loans receivable.......................................................                 47                  77
    Other..................................................................                150                 157
                                                                                ---------------    ----------------
                                                                                         7,007              19,647
                                                                                ---------------    ----------------
TOTAL ASSETS...............................................................     $       83,822     $        87,121
                                                                                ===============    ================


                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Continued)
                                   (UNAUDITED)

                                                                                 SEPTEMBER 30,       DECEMBER 31,
                   LIABILITIES AND SHAREHOLDERS' EQUITY                              2002                2001
----------------------------------------------------------------------------    ---------------    ----------------
                                                                                          (In thousands)
CURRENT LIABILITIES
    Accounts payable.......................................................     $        1,005     $         1,981
    Accrued payroll, related taxes and withholdings........................              3,667               2,762
    Deferred revenues......................................................                510               1,184
    Accrued expenses and taxes.............................................              1,091               1,097
    Current portion of notes payable.......................................                757               4,605
    Other..................................................................                  2                 117
                                                                                ---------------    ----------------
TOTAL CURRENT LIABILITIES..................................................              7,032              11,746

LONG-TERM LIABILITIES......................................................                435                 805

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01, 5,000,000 shares authorized, none issued
    Common stock, par value $.01, 45,000,000 shares authorized, issued -- 16,791,000 and 16,723,000 shares at
       September 30, 2002 and December 31, 2001, respectively..............                167                 167
    Additional paid-in capital.............................................            108,883             108,212
    Retained earnings......................................................              1,472                 839
    Accumulated other comprehensive gain (loss)-- foreign currency
       translation adjustment..............................................                 87                (227)
                                                                                ---------------    ----------------
                                                                                       110,609             108,991
    Less -- Treasury stock (5,814,136 and 5,828,374 shares
       at September 30, 2002 and December 31, 2001, respectively)..........            (34,254)            (34,421)
                                                                                ---------------    ----------------
    Total shareholders' equity.............................................             76,355              74,570
                                                                                ---------------    ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................     $       83,822     $        87,121
                                                                                ===============    ================





                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 ----------------------------------
                                                                                     2002                2001
                                                                                 --------------     ---------------
                                                                                          (In thousands)
 OPERATING ACTIVITIES
     Income (loss) before cumulative effect of accounting change...........      $       1,756      $       (2,583)
     Adjustments to reconcile to net cash provided by
        operating activities:
           Depreciation and amortization...................................              9,153              17,300
           Non-cash stock option compensation expense......................                441                   -
           Treasury stock contributed to 401(k) plan and other.............                120                 536
           Changes in operating assets and liabilities.....................               (499)              2,294
                                                                                 --------------     ---------------
        Net cash provided by operating activities..........................             10,971              17,547

 INVESTING ACTIVITIES
     Disposal of leased equipment..........................................              4,585               2,237
     Purchase of marketable securities.....................................             (3,299)             (1,027)
     Purchase of property, equipment, and software, net....................             (3,031)             (1,288)
     Decrease in investment in direct financing leases and residuals.......                295               2,542
     Decrease in loans receivable..........................................                 29                 875
     Acquisition of assets.................................................                  -                 250
     Other.................................................................                (55)                 (2)
                                                                                 --------------     ---------------
        Net cash provided by (used in) investing activities................             (1,476)              3,587

 FINANCING ACTIVITIES
     Payments on notes payable, net........................................             (4,155)             (7,346)
     Proceeds from issuance of Company common stock........................                335                   -
     Purchase of Company common stock......................................                (57)               (609)
     Other.................................................................                315                   5
                                                                                 --------------     ---------------
        Net cash used in financing activities..............................             (3,562)             (7,950)
                                                                                 --------------     ---------------
        Increase in cash and cash equivalents..............................              5,933              13,184
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................             30,251              15,995
                                                                                 --------------     ---------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD................................      $      36,184      $       29,179
                                                                                 ==============     ===============

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements have been prepared by TechTeam Global, Inc. ("TechTeam" or "Company") in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made to the 2001 financial statements in order to conform to the 2002 financial statement presentation.

NOTE A -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and are calculated using the treasury stock method.

The number of fully diluted shares fell from 11,247,714 for the second quarter of 2002 to 11,210,483 for the third quarter of 2002. This resulted from an increase of approximately 40,000 weighted average shares outstanding offset by a decrease of approximately 77,000 dilutive stock options.

NOTE B -- REVENUES FROM MAJOR CLIENTS

Revenues from clients that represented ten percent or more of total revenue are as follows:


                                                              2002                                2001
                                                 --------------------------------   --------------------------------
                                                                    PERCENT OF                         PERCENT OF
                                                    AMOUNT            TOTAL             AMOUNT            TOTAL
                                                 --------------   ---------------   --------------   ---------------
                                                            (In thousands except percent of total data)
THREE MONTHS ENDED SEPTEMBER 30
    Ford Motor Company......................     $      10,751             50.9 %   $      10,096             45.5 %
    DaimlerChrysler.........................             3,183             15.1 %           3,938             17.7 %

NINE MONTHS ENDED SEPTEMBER 30
    Ford Motor Company......................     $      32,872             49.8 %   $      30,482             42.8 %
    DaimlerChrysler.........................             9,763             14.8 %          12,963             18.2 %


NOTE C -- LEGAL PROCEEDINGS

Refer to Part II, Item 1 for a description of legal proceedings.

NOTE D -- STOCK REPURCHASE

In August 2002, the Company announced a stock repurchase program to repurchase up to 2,000,000 shares of common stock. In September 2002, the Company repurchased 8,400 shares for $57,425, inclusive of commission expense, under this program.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E -- SEGMENT REPORTING

TechTeam operates in the information technology and business process outsourcing support services industry: Corporate Services are comprised of Help Desk Services, Technical Staffing, Systems Integration, and Training Programs.

Financial information for the Company's business segments is as follows:


                                                    CORPORATE SERVICES
                             -----------------------------------------------------------------
                              CORPORATE
                              HELP DESK     TECHNICAL     SYSTEMS      TRAINING                  LEASING
                              SERVICES      STAFFING    INTEGRATION    PROGRAMS      TOTAL      OPERATIONS     TOTAL
                             ------------  -----------  -----------  ------------ ------------ ------------ ------------
                                                                   (In thousands)
THREE MONTHS ENDED
SEPTEMBER 30, 2002
Revenues...................  $    14,948   $    2,468   $    1,480   $       241  $    19,137  $     1,995  $    21,132
Gross profit...............        4,188          408          324            58        4,978          541        5,519
Depreciation and
    amortization...........          727            4            1             2          734        1,294        2,028
Expenditures for property..          426            3            1             2          432            -          432

THREE MONTHS ENDED
SEPTEMBER 30, 2001
Revenues...................  $    12,202   $    3,575   $    1,413   $       386  $    17,576  $     4,591  $    22,167
Gross profit (loss)........        3,462          612          453            77        4,604         (600)       4,004
Depreciation and
    amortization...........          511          105            4            12          632        3,794        4,426
Expenditures for property..           47            -            -             -           47            -           47

NINE MONTHS ENDED
SEPTEMBER 30, 2002
Revenues...................  $    43,676   $    7,870   $    5,926   $       824  $    58,296  $     7,685  $    65,981
Gross profit...............       11,970        1,219        1,468           168       14,825        1,018       15,843
Depreciation and
    amortization...........        2,130           17            6             6        2,159        5,955        8,114
Expenditures for property..        2,097           15            5             6        2,123            -        2,123

NINE MONTHS ENDED
SEPTEMBER 30, 2001
Revenues...................  $    37,692   $   11,588   $    4,523   $     1,706  $    55,509  $    15,693  $    71,202
Gross profit...............       11,271        2,021        1,581           251       15,124          334       15,458
Depreciation and
    amortization...........        1,537          316           11            56        1,920       12,733       14,653
Expenditures for property..          840          120            5             -          965            -          965

SEGMENT ASSETS
September 30, 2002.........  $    16,839   $    1,988   $    1,476   $       221  $    20,524  $     9,950  $    30,474
December 31, 2001..........       14,575        2,307        2,803           518       20,203       19,647       39,850

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E-- SEGMENT REPORTING (continued)

Geographic information is presented in the table below:

                                                                         GEOGRAPHIC INFORMATION
                                                                                 REVENUE
                                                   --------------------------------------------------------------------
                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                   --------------------------------    --------------------------------
                                                        2002              2001              2002             2001
                                                   ---------------   ---------------   ---------------  ---------------
                                                                             (In thousands)
United States...................................   $       16,421    $       19,063    $       53,710   $       62,163
Europe                                                      4,711             3,104            12,271            9,039
                                                   ---------------   ---------------   ---------------  ---------------
Total...........................................   $       21,132    $       22,167    $       65,981   $       71,202
                                                   ===============   ===============   ===============  ===============


                                                                ASSETS
                                                   ---------------------------------
                                                    SEPTEMBER 30,      DECEMBER 31,
                                                        2002              2001
                                                   ---------------   ---------------
                                                            (In thousands)
 United States..................................   $       76,690    $       81,676
 Europe                                                     7,132             5,445
                                                   ---------------   ---------------
 Total..........................................   $       83,822    $       87,121
                                                   ===============   ===============

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ---------------------------------
                                                                               2002              2001
                                                                          ---------------   ---------------
                                                                                   (In thousands)

Depreciation and amortization
    Total for reportable segments......................................   $        8,114    $       14,653
    Corporate assets...................................................            1,039             2,647
                                                                          ---------------   ---------------
       Total depreciation and amortization.............................   $        9,153    $       17,300
                                                                          ===============   ===============
                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               2002              2001
                                                                          ---------------   ---------------
                                                                                   (In thousands)
Assets
    Total assets for reportable segments...............................   $       30,474    $       39,850
    Corporate assets...................................................           53,348            47,271
                                                                          ---------------   ---------------
       Total assets....................................................   $       83,822    $       87,121
                                                                          ===============   ===============

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE F -- EFFECTS OF ACCOUNTING PRONOUNCEMENTS

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


                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                                      ---------------------------      ---------------------------
                                                                         2002            2001            2002            2001
                                                                      ----------     ------------      ----------     ------------
                                                                                             (In thousands)
Reported income (loss) before cumulative effect of
    accounting change ............................................    $      696     $     (1,895)     $      633     $     (2,583)
Add back goodwill amortization ...................................             -              408               -              977
                                                                      ----------     ------------      ----------     ------------
Adjusted income (loss) before cumulative effect of
    accounting change ............................................    $      696     $     (1,487)     $      633     $     (1,606)
                                                                      ==========     ============      ==========     ============

Basic and diluted earnings per share:
    Income (loss) before cumulative effect of
       accounting change as reported .............................    $      .06     $       (.18)     $      .06     $       (.24)
    Goodwill amortization ........................................             -              .04               -              .09
                                                                      ----------     ------------      ----------     ------------
    Income (loss) before cumulative effect of
       accounting change as adjusted .............................    $      .06     $       (.14)     $      .06     $       (.15)
                                                                      ==========     ============      ==========     ============


NOTE G -- EXECUTIVE STOCK OPTIONS

As previously disclosed in the Company's 2002 Proxy Statement and other filings with the U.S. Securities and Exchange Commission, TechTeam Global, Inc. and its President and Chief Executive Officer, Dr. William F. Coyro, Jr., entered into an employment agreement on August 9, 2001. The terms of the agreement provide for TechTeam Global, Inc. stock options granted to Dr. Coyro to become exercisable on September 30, 2002, with the number of stock options exercisable determined by the average closing price of the Company's common stock during the month of September 2002. The actual number of stock options that became exercisable by Dr. Coyro under this formula was 100,000. Pursuant to this options grant in his employment agreement, Dr. Coyro exercised his option to purchase 80,000 shares on October 10, 2002 and an additional 10,000 shares on October 28, 2002.

Accounting Principles Board Opinion No. 25 requires that the Company accrue as expense a charge that is determined by multiplying the number of options actually awarded by the difference in the stock price at the time the number of options become determined and the strike price for the option. Accordingly, the Company has taken a charge of $410,000, which represents 100,000 options multiplied by $6.85 (closing price of the stock on October 1, 2002) less $2.75 (the strike price). $408,000 of this expense was accrued in the second quarter, and an additional $2,000 in expense was recorded in the third quarter. These charges are recorded under selling, general, and administrative expenses.

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

OVERVIEW

TECHTEAM GLOBAL, INC. ("TechTeam" or "Company") is a global provider of information technology and business process outsourcing support services to entities, including Fortune 1000 companies, multinational companies, product providers, and governments. These services are provided with a single-point-of-contact philosophy centralized on TechTeam's help desk support services. TechTeam also offers other services, including technology deployment and migration services, consulting, systems integration, training, and technical staffing. TechTeam provides support services in Europe through its subsidiaries:
TechTeam Europe, NV/SA; TechTeam Europe, Ltd.; TechTeam Europe, GmbH; and TechTeam Europe, AB.

TechTeam Global, Inc., is incorporated under the laws of the State of Delaware. The Company's common stock is traded on the Nasdaq National Stock Market under the symbol "TEAM". TechTeam's client base includes Ford Motor Company, DaimlerChrysler, Deere & Company, Cendant Corporation, Liberty Mutual Insurance Company, Schering-Plough Research Institute, and other companies in the manufacturing, pharmaceutical, office equipment, insurance, logistics, hospitality, food service, and retail industries.

CORPORATE SERVICES

TechTeam's Corporate Services primarily consist of technical help desk services, technical staffing, systems integration, and training programs, integrated to provide total and flexible solutions for its customers.


HELP DESK SERVICES

TechTeam's help desk solutions provide corporate end users with around-the-clock technical support from the customer's facilities or from TechTeam's help desk sites. TechTeam supports the full range of a client's IT and business process infrastructure, from network environments to computing systems, and from shrink-wrap applications to advanced proprietary and acquired application systems. TechTeam's flexibility and business processes enable it to tailor its delivery to meet the needs of supporting the customer's IT environment, including proprietary business applications.

TechTeam follows a "single-point-of-contact" (SPOC) model to enable the customer to consolidate its incident resolution support functions into a centralized help desk. TechTeam's technicians are specially trained in the customer's products and applications to diagnose problems and answer technical questions. The Company's technicians answer questions and diagnoses technical problems ranging from application features and functionality to wide area network failures. If the technician is not able to resolve the problem with the end user, the call is escalated to the appropriate resource to solve the problem. Data collected by TechTeam technicians show trends in IT usage and trouble spots. TechTeam implements advanced data analytics to identify the cause(s) of problem areas. From this analysis, TechTeam offers improvement opportunities to its customers.

Given the current economic environment and the competitive pressures facing our industry, we have experienced downward pressure on our pricing levels from certain customers this year. While this has resulted in a reduction in revenue derived from these customers, we believe we are succeeding at maintaining our gross margin levels as the result of productivity gains and managerial efficiencies. Historically, TechTeam has provided its help desk solutions to its customers on a fixed price per the number of technicians providing the service. While we still provide this model of service for some of our customers, we have successfully moved many of our contracts to pricing models based upon the number of incidents handled by its technicians, on a per end-user seat managed, or on a managed service basis. Our experience has demonstrated that these models provide us with more control over the staffing levels and provide us with greater control over our cost of providing the services. We anticipate the price pressure will continue.

The Company operates major help desks in the United States from its Southfield and Dearborn, Michigan and Davenport, Iowa locations. From its facility in Brussels, Belgium, TechTeam has the capability to provide multilingual help desk support for its customers in as many as 20 languages. TechTeam also provides help desk services from many of its customers' sites.

As end users often want different channels of communications to resolve problems other than the telephone, the Company has invested in and developed an integrated, Internet-enabled, help desk technology tool, called TechTeam's Support Portal. From the Support Portal web site, an individual seeking support may access a knowledge base to obtain solutions to problems, submit a problem for resolution to a support technician, or check the status of a help desk incident. TechTeam's incident management tool, the Global Call Center, has been integrated with knowledge management and solution products licensed from a number of leading software vendors. TechTeam's customer management section of the Support Portal provides the customer with access to detailed performance reports and other management tools. The Support Portal's knowledge management, data analytics, computer diagnostics, and tracking technology are designed to help increase the Company's efficiency in providing support, improving the end user's experience with the help desk, and enabling TechTeam's customers to benefit from lower cost and improved efficiency.

TechTeam has deployed the Support Portal technology internally and with many of its existing customers. The technology has improved the efficiency of TechTeam's service delivery. The Support Portal is an important part of the Company's help desk solutions.

Our European operations continue to grow at a rapid pace, and as a result, the European operations' revenue of $12.3 million now represents 21.0% of our revenues excluding leasing revenue, up from $9.0 million and 16.3% in the same period in 2001. Our multilingual help desks in Brussels, Belgium are demonstrating revenue growth during the same time period of $1.4 million or 28.6%. This growth is attributable to the stability of the customer base and a steady stream of new customer relationships. For example, we support the electronic data capture business process (EDC) for Schering-Plough out of its Brussels facility. Currently, the Company is adding EDC support for more pharmaceutical customers.

In March 2002, we established TechTeam Europe, AB, our Swedish subsidiary. WM-Data, a leading provider of IT outsourcing services in the Nordic region, was awarded a contract with Volvo to provide a managed IT outsourcing service. TechTeam Europe, AB will be providing SPOC services to Volvo through WM-Data. We have begun staffing for the anticipated launch of the support services with Volvo, and we envision steady growth in our Swedish operations through the first five months in 2003.

We are committed to the further growth and development of our European operations, and we believe that Europe will provide a large portion of our revenue growth in 2003.


TECHNICAL STAFFING

The Company maintains a staff of trained technical personnel to provide IT and business process support to its clients at their facilities. The Company recruits a technically proficient employee base. TechTeam enhances its employees' proficiency by providing access to its technical training programs. Training in new technology; in advanced operating systems like Windows 2000, XP, and Unix; and in sophisticated applications such as SAP and PeopleSoft allows TechTeam to provide its customers with highly skilled professionals trained and certified in the latest technology.

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

SYSTEMS INTEGRATION

TechTeam provides systems integration, technology deployment, and implementation services from project planning and management to full-scale network server and workstation installations. TechTeam offers a wide range of information technology services for the customer, ranging from desk-side support to network monitoring. Through its TechTeam Cyntergy, L.L.C. subsidiary, the Company offers deployment, training, and implementation services to entities in hospitality, retail, and food service industries throughout the United States.


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


EQUIPMENT LEASING

TechTeam Capital Group, L.L.C. (Capital Group) previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from 2 to 5 years. Effective March 31, 2000, TechTeam restructured Capital Group. At that time, the majority of the Capital Group staff was terminated, and Capital Group ceased actively looking for new leasing opportunities. Capital Group is currently running out its lease portfolio. With the exception of renewals of existing leases, the majority of the portfolio will run off by the end of the second quarter 2003. The Company cannot predict how many lease renewals it will receive or for how long they will be in effect.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

Revenues decreased 5% to $21.1 million from $22.2 million. This decline was entirely due to a decrease in revenues from leasing operations from $4.6 million in 2001 to $2.0 million in 2002, a reduction of 57%. This decrease is due to the Company's decision to discontinue actively seeking new leasing business and to manage the winding down of its leasing portfolio. The Company anticipates the trend of lower leasing revenues will continue over the next year depending on the size and duration of renewals. Revenues from corporate help desk services increased 23% to $14.9 million from $12.2 million, primarily due to growth in business with our existing customers, including Ford Motor Company. Revenues from systems integration services grew 5%, from $1.4 million in 2001 to $1.5 million in 2002, largely due to new business resulting from the acquisition of certain assets of Cyntergy Corporation in September 2001. Revenues from technical staffing declined 31% to $2.5 million from $3.6 million, principally as the result of aggressive cost reductions imposed on the Company by our customers. Revenues from the provision of training programs decreased 38%, from $0.4 million to $0.2 million, due to discontinuance of training contracts.

Gross profit as a percentage of sales increased to 26.1% from 18.1%. This increase was primarily due to an increase in gross profit margins from the Company's leasing operations to 27.1% from 13.1%. The increase of $1,141,000 in leasing operations was due to a $211,000 reduction in lease reserves in 2002 versus an increase in lease reserves of $673,000 in 2001, a note receivable reserve increase of $116,000 in 2001, and a reduction in depreciation expense for leased assets on renewed leases.

Selling, general, and administrative expense declined 25% to $4.2 million from $5.6 million. The expense decrease is partially due to cost containment efforts and expense reduction initiatives implemented during 2002, which reduced facility expense by $235,000 and outside services expense by $90,000. Also, the Company adopted SFAS 142 as of January 1, 2002. Consequently, the Company did not realize any goodwill amortization expense during 2002; the Company had recognized $408,000 in goodwill amortization during the third quarter of 2001. The $5.6 million of expense in 2001 also included severance payments of $140,000 for administrative employees terminated, write-offs of $215,000 for remaining goodwill and equity interest of prior acquisitions determined to be impaired, increased bad debt expense of $141,000, and a $95,000 loss related to the write-off of a supply agreement no longer being used.

Interest income declined from $301,000 in the third quarter 2001 to $238,000 in the current period as a result of reduced returns from the Company's cash investments. The decline in our investment yield is consistent with the overall decline in market interest rates and returns. Interest expense decreased significantly, from $506,000 to

$64,000, due to the estimated interest of $310,000 from an underpayment of prior years' federal income taxes in 2001 and the continuing reduction in outstanding debt related to the Company's leasing operations.

The consolidated income tax provision includes a tax provision for European operations based on effective tax rates, which are not significantly different than the statutory rates, and includes a provision for U.S. operations based on an effective tax rate that differs from the statutory rate due to certain nondeductible items.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

Revenues decreased 7% to $66.0 million from $71.2 million. This decline was primarily due to a substantial decrease in revenue from leasing operations from $15.7 million in 2001 to $7.7 million in 2002, a reduction of 51%. This decrease is due to the Company's decision to discontinue actively seeking new leasing business and to manage the winding down of its leasing portfolio. The Company anticipates the trend of lower leasing revenues will continue over the next year depending on the size and duration of renewals. Revenues from corporate help desk services increased 16% to $43.7 million from $37.7 million due to growth in business with our existing customers, primarily Ford Motor Company and new business acquired in the Cyntergy asset acquisition in September 2001. Revenues from systems integration services grew 31%, from $4.5 million in 2001 to $5.9 million in 2002, primarily due to growth of the Company's customer base associated with the Cyntergy asset acquisition. Revenues from technical staffing decreased 32% to $7.9 million from $11.6 million as a result of price concessions granted to existing customers and reductions in placements. Revenues from the provision of training programs declined 52%, from $1.7 million to $0.8 million, primarily due to discontinuance of training contracts with Sun Microsystems, Inc. and with one of the Company's major automotive customers.

Gross profit as a percentage of sales increased to 24.0% from 21.7%. This increase was primarily due to an increase in gross profit margins from the Company's leasing operations to 13.3% from 2.1%. The increase of $684,000 was due to a $211,000 reduction in lease reserves in 2002 versus an increase in lease reserves of $673,000 in 2001, a note receivable reserve of $116,000 in 2001, and a reduction in depreciation expense for leased assets on renewed leases. Further, the leasing operation reduced its staffing costs by $200,000 in 2002 through staff reductions executed in 2001, and a reduction in costs by $95,000 through subletting its facilities in 2002. These improvements in gross profit margin were partially offset by a $872,000 loss on the disposal of lease equipment in 2002.

Selling, general, and administrative expense declined 26% to $12.6 million from $16.9 million. The expense decrease is partially due to aggressive cost containment efforts and expense reduction initiatives implemented during 2002 that reduced payroll and benefits expense by $1,140,000, facility expense by $510,000, outside services expense by $182,000, and employee recruiting expense by $169,000. These decreases were partially offset by the non-cash charge of $410,000 resulting from the variable stock option grant made to the Company's President and Chief Executive Officer, pursuant to an employment agreement entered into on August 9, 2001. Also, the Company adopted SFAS 142 as of January 1, 2002. Consequently, the Company did not realize any goodwill amortization expense during 2002. The Company recognized $977,000 in goodwill amortization during the first nine months of 2001. The $16.9 million of expense in 2001 also included a net settlement of $370,000 related to earn-out and release agreements with former officers of TechTeam Capital Group, severance payments of $260,000 for terminated administrative employees, increased bad debt expense of $244,000, write-offs of $200,000 for remaining goodwill and equity interest of prior acquisitions determined to be impaired, an $87,000 loss on disposal of assets due to the closing of a call center office, amortization expense of $286,000, and a $95,000 loss related to the write-off of a supply agreement no longer being used. In addition, a $165,000 write down was taken due to the Company's decision to cease making payments on insurance contracts for an officer of the Company.

Interest income declined from $947,000 in 2001 to $712,000 in the current period as a result of reduced returns from the Company's cash investments. The decline in our investment yield is consistent with the overall decline in market interest rates and returns. Interest expense decreased significantly, from $934,000 to $148,000, due to the estimated interest of $310,000 from an underpayment of prior years' federal income taxes in 2001 and the continuing reduction in outstanding debt related to the Company's leasing operations.

The consolidated income tax provision includes a tax provision for European operations based on effective tax rates, which are not significantly different than the statutory rates, and includes a provision for U.S. operations based on an effective tax rate that differs from the statutory rate due to certain nondeductible items.

LEASING OPERATIONS

As previously disclosed, TechTeam Capital Group (Capital Group) is running out its lease portfolio. Capital Group ceased writing new leases in June of 2000. While there are a few leases whose original lease termination dates extend through March of 2005, the vast majority of the lease terminations will occur before May of 2003. The future revenue stream for these remaining leases is anticipated to be $1.7 million.

Despite the decision to discontinue writing new leases, continued effort is required to obtain value from the lease portfolio. Capital Group seeks to obtain value by extending leases on a month-to-month basis or for a fixed term, selling lease equipment before its original lease term expires, and selling off-lease equipment from its inventories.

During the third quarter, Capital Group received renewals, either for a stated term or month-to-month, for approximately 14% of the equipment scheduled to come off lease. We have not estimated additional revenues for future lease renewals as it is not possible for us to predict how many lease renewals we will receive or for how long they will be in effect.

As Capital Group runs out the lease portfolio, these performing lease assets, and their associated residual reserves, are transferred to the inventories account. Currently, the inventories of off-lease assets of $4.1 million have a reserve of $1.9 million for an adjusted value of $2.2 million.

The performing lease assets of $4.6 million have a reserve of $759,000 for an adjusted value of $3.9 million. During the fourth quarter of 2002, Capital Group estimates that lease assets with a residual value of $1.1 million and a reserve of $186,000, for a net of $853,000, will come off lease and transfer to inventories.

During the first nine months of 2002, Capital Group sold lease assets with a net book value of $755,000 prior to the conclusion of the lease term for $630,000, a loss of $125,000. During the first nine months of 2002, Capital Group sold assets from its inventories with a net book value of $1.6 million for $815,000, for a loss of $747,000. During the third quarter of 2002, Capital Group significantly improved its sales of its asset inventories by selling assets with a net book value of $465,000 for $354,000, a loss of $111,000. Capital Group currently sells assets itself and uses equipment brokers to sell assets. Capital Group and its brokers sell assets to both retail and wholesale customers.

The determination of the value of the performing lease assets and the off-lease equipment inventories is the most significant financial risk faced by Capital Group. The $1.9 million reserve for the off-lease inventories is 47% of the $4.1 million inventory amount. Capital Group has a $759,000 residual reserve for the lease assets currently on lease, or 16% of the $4.6 million of current book value of these leased assets. The lease assets reserve percentage of 16% is expected to rise as these assets continue to depreciate over their useful lives under their lease terms. Capital Group is also evaluating the use of additional sales channels in order to improve the value obtained for its assets.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

DEFERRED INCOME TAXES

At September 30, 2002, the Company had deferred tax assets of $1.4 million, primarily related to alternative minimum tax credit carry forwards in the United States, which do not expire. Realization of the deferred tax assets depends upon sufficient levels of future taxable income. Based on historical and expected future taxable income, the Company believes it is more likely than not that deferred tax assets will be realized. If at any time the Company believes that current or future taxable income will not support the realization of deferred tax assets, a valuation allowance would be provided.

INVENTORIES

Inventories consist of equipment retained by the Company subsequent to the end of the lease term to be resold. Such off-lease equipment is valued at the lower of estimated market value at lease termination or current market value. The values of inventories are impacted by a number of factors, including the speed of technological change and the market for used computer equipment. Valuation reserves against depreciated cost of off-lease equipment inventories amounted to $1.9 million at September 30, 2002 and $1.0 million at December 31, 2001. Substantially all of the net increases in such reserves result from transfers from the leased asset reserve account as the equipment comes off lease and is transferred into inventories. The net inventories amount of $2.2 million is approximately 11% of the original cost of the equipment. Equipment returned prior to December 31, 2000 is fully reserved. Inventories net of reserve include $100,000 received in 2001 and $2.1 million received in the first nine months of 2002.

LEASED ASSETS

The Company periodically reviews its estimate of residual values of leased assets, which consist principally of computer equipment. The values of the leased assets are impacted by a number of factors, including the speed of technological change, the market for used computer equipment, the disposition of customers towards lease renewals, and the ability of the Company to offer alternatives to its customers. Valuation reserves against depreciated cost of leased equipment amounted to $759,000 at September 30, 2002 and $1.9 million at December 31, 2001. Substantially all of the net decreases in such reserves resulted from the lease terms ending and the equipment being sold or transferred to inventories. The net leased equipment amount of $3.9 million is approximately 16% of its original cost. There can be no assurance that the Company's estimates of residual values will accurately reflect future results.

ACCOUNTS RECEIVABLE

The Company periodically reviews its accounts receivable balances for collectibility. The Company's customers are generally large, well-established entities. As the Company's leasing portfolio winds down, additional collection challenges may be encountered. Allowances against accounts receivable amounted to $349,000 at September 30, 2002 and $433,000 at December 31, 2001. The
accounts receivable balance for the leasing operations segment at September 30, 2002 amounted to $3.3 million less an allowance of $207,000. The Company has reduced its days sales outstanding from 75 days at June 30, 2002 to 68 days at September 30, 2002. There can be no assurance that the Company's estimates of collectibility will accurately reflect future results.

LIQUIDITY AND CAPITAL RESOURCES


BALANCE SHEET

As of September 30, 2002 the Company's balance sheet reflects a high degree of liquidity and little financial leverage.

Cash, cash equivalents, and marketable securities increased by $9.2 million, from $35.6 million on December 31, 2001 to $44.8 million on September 30, 2002. The Company's net working capital position increased by $13.5 million during the first nine months of 2002, from $47.1 million as of December 31, 2001 to $60.6 million as of September 30, 2002.

The Company's total debt decreased by $4.2 million during the first nine months of 2002, from a balance of $5.2 million on December 31, 2001 to $1.0 million on September 30, 2002. The Company's total debt as a percentage of its cash, cash equivalents, and securities decreased from 14.5% on December 31, 2001 to 2.3% on September 30, 2002.


CASH PROVIDED FROM OPERATIONS

Cash provided from operating activities was $11.0 million for the nine months ended September 30, 2002. A significant source of operating cash flow was the leasing business, where cash provided from operations amounted to $5.5 million, as cash rental income and non-cash depreciation and amortization expense comprise substantially all of the operating activities. Depreciation and amortization expense for the nine months ended September 30, 2002 was $9.2 million, of which $6.0 million came from the Company's leasing operations.

The Company believes that cash flows provided from operations will continue to be sufficient to meet its ongoing working capital requirements.

CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $1.5 million for the nine months ended September 30, 2002. The Company used $3.0 million to purchase assets to be used in the provision of customer services and used $3.3 million to purchase marketable securities. The Company received $4.6 million from assets used in leasing operations.


CASH USED IN FINANCING ACTIVITIES

Cash used in financing activities was $3.6 million. The Company used $4.2 million to pay down debt related to leasing operations and received $0.3 million from the issuance of common stock related to the exercise of stock options.


ITEM 4 -- CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.


                          PART II -- OTHER INFORMATION


ITEM 1 -- LEGAL PROCEEDINGS

The Company is a party to legal proceedings, which are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on the Company's liquidity, financial position, or results of operations.


ITEM 5 -- OTHER INFORMATION

RESIGNATION FROM BOARD OF DIRECTORS

Kenneth G. Meade, member of the Board of Directors, resigned effective August 1, 2002 for personal reasons.

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


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1     Written Statement of the Chief Executive Officer

     99.2 Written Statement of the Chief Executive Officer Pursuant to 10 U.S.C. Section 1350

     99.3     Written Statement of the Chief Financial Officer

     99.4 Written Statement of the Chief Financial Officer Pursuant to 10 U.S.C. Section 1350

(b)      Two reports on Form 8-K were filed during the quarter ended September
         30, 2002

         (i) Announcement of the Company's earnings for the second quarter of 2002, dated 08/08/02

         (ii) Announcement of the Company's Stock Repurchase Program, dated 08/28/02


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



                                        TechTeam Global, Inc.
                                        ----------------------
                                             (Registrant)


    Date:     11/11/02                  By: /s/William F. Coyro, Jr.
                                           ----------------------------------
                                               William F. Coyro, Jr.
                                               President and Chief Executive
                                               Officer


    Date:     11/11/02                  By: /s/David W. Morgan
                                           ----------------------------------
                                               David W. Morgan
                                               Vice President, Chief Financial
                                               Officer and Treasurer

                               10-Q EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION

EX-99.1           Written Statement of William F. Coyro, Jr.

EX-99.2 Written Statement of the Chief Executive Officer Pursuant to 10 U.S.C. Section 1350

EX-99.3           Written Statement of David W. Morgan

EX-99.4 Written Statement of the Chief Financial Officer Pursuant to 10 U.S.C. Section 1350