Form 10-K
period 2002-12-31
TECHTEAM GLOBAL INC
filed 2003-03-18
CIK 805054

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2002

                              TECHTEAM GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                         0-16284                                  38-2774613
(State or other jurisdiction of           (Commission File Number)               (I.R.S. Employer Identification No.)
incorporation)



27335 West 11 Mile Road, Southfield, MI              48034
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (248) 357-2866
Registrant's internet address:                       www.techteam.com

Securities registered pursuant to Section 12(b) of the Act:                None

Securities registered pursuant to Section 12(g) of the Act:                Common Stock, $.01 par value
                                                                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The number of shares outstanding of the registrant's common stock as of February 28, 2003 was 10,697,064. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2002 was approximately $81,656,080. For the sole purpose of making this calculation, the term "non-affiliates" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by TechTeam Global, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are "affiliates" of TechTeam Global, Inc., as that term is defined under the Securities act of 1934.


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement, dated on or about March 24, 2003. Form 10-K referenced Part III, Items 10, 11, 12, 13 and 16.

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-K

                                      INDEX


----------------------------------------------------------------------------------------------------------------------
                                                                                                                PAGE
                                                                                                               NUMBER
 ---------------------------------------------------------------------------------------------------------    --------
 PART I

          Item 1   Business                                                                                     3-8

          Item 2   Properties                                                                                    8

          Item 3   Legal Proceedings                                                                             9

          Item 4   Submission of Matters to a Vote of Security Holders                                           9

 PART 2

          Item 5   Market for Registrant's Common Equity and Related Stockholder Matters                         10

          Item 6   Selected Financial Data                                                                     11-12

          Item 7   Management's Discussion and Analysis of Financial Condition and Results of                  13-19
                   Operations

          Item 7A  Quantitative and Qualitative Disclosures about Market Risk                                    20

          Item 8   Financial Statements and Supplementary Data                                                   20

                   Report of Ernst & Young LLP, Independent Auditors                                             21

                   TechTeam Global, Inc. and Subsidiaries Consolidated Financial Statements

                            Operations                                                                           22

                            Comprehensive Income/(Loss)                                                          23

                            Financial Position                                                                 24-25

                            Shareholders' Equity                                                                 26

                            Cash Flows                                                                           27

                            Notes to Consolidated Financial Statements                                         28-44

          Item 9   Disagreements on Accounting and Financial Disclosures                                         44

 PART 3

          Item 10  Directors and Executive Officers of the Registrant                                            45

          Item 11  Executive Compensation                                                                        45

          Item 12  Security Ownership of Certain Beneficial Owners and Management and Related                    45
                   Stockholder Matters

          Item 13  Certain Relationships and Related Transactions                                                45

          Item 14  Controls and Procedures                                                                       45

          Item 15  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                            46-48

          Item 16  Principal Accountant Fees and Services                                                        48

                   Signatures                                                                                    49

                   Written Statement of William F. Coyro Jr.                                                     50

                   Written Statement of David W. Morgan                                                          51

                   Index of Exhibits                                                                           52-53

                   Exhibit 23.1 -- Consent of Ernst & Young LLP                                                  54
----------------------------------------------------------------------------------------------------------------------

                                     PART I


ITEM 1.     BUSINESS

OVERVIEW

TECHTEAM GLOBAL, INC. ("TechTeam" or "Company" or "We") is a global provider of information technology (IT) and business process outsourcing support services to entities, including Fortune 1000 companies, multinational companies, product providers, and governments. These services are provided with a single point of contact philosophy centralized on our IT help desk support services. We also offer other services, including technology deployment and migration services, consulting, systems integration, training, and technical staffing. We provide support services in Europe through our subsidiaries: TechTeam Europe, NV/SA; TechTeam Europe, Ltd.; TechTeam Europe, GmbH; and TechTeam Europe, AB.

TechTeam Global, Inc., is incorporated under the laws of the State of Delaware. The Company's common stock is traded on the Nasdaq National Stock Market(R) under the symbol "TEAM". Our client base includes Ford Motor Company, DaimlerChrysler, Deere & Company, Cendant Corporation, Liberty Mutual Insurance Company, Schering-Plough Research Institute, and other companies in the manufacturing, pharmaceutical, office equipment, insurance, logistics, hospitality, food service, retail, and other industries.

We had total employees of 1,298 and 1,286 at December 31, 2002 and 2001, respectively.

INDUSTRY BACKGROUND

For the past two years, the information technology industry has been depressed. IT customers have generally been withholding or postponing their decisions to invest in a new generation of hardware and software designed to provide productivity improvements. Instead, they have been extending the life of their existing IT systems and equipment. The collapse of companies from the ".com" era and the general climate of economic uncertainty have led to large amounts of equipment available on the secondary (resale) market, depressing the sale of new equipment and the prices of used equipment. Coincidentally, there have been real price pressures from customers of standard IT outsourcing services, especially with the increasing availability of "off-shore" IT outsourcing services from India and other countries with low labor costs.

The slow pace of implementations of new infrastructure and systems means that mission critical information systems are remaining in use for longer periods of time, and customers continue to require reliable and cost-effective support services to maintain and manage them. Businesses obtain this support from internal staff, by outsourcing the responsibilities, or a combination thereof. The IT support services industry provides the resources to businesses that outsource their support service functions. In this difficult environment, many IT service providers are facing financial troubles.

Historically, once customers start to renew their investment in their IT infrastructures, they have purchased outsourced IT and business process support services to perform the implementation services. This enables them to reduce the risk of adding IT professionals to their staff and to focus on their core strengths by outsourcing non-core functions to outsourcing companies expert in the type of support needed. While it is impossible to predict exactly when the business climate will improve, we are positioning the Company to benefit from the improved economy and the expected increased IT investment.

SERVICES

We commenced operations as a value-added reseller of computer hardware and software that also provided training for our customers. During the late 1980's, we added IT staffing and systems integration services as a complement to our existing training business. In 1993, as a result of our growing expertise in providing IT staffing to on-site help desks, we entered the technology support (help desk/call center) industry. We have recently expanded into the business process outsourcing support services sector.

CORPORATE SERVICES

As an IT and business process support service provider, we provide our customers with staff to design, implement, manage, and maintain their IT infrastructure and systems through technical help desk services, technical staffing, systems integration, professional services, and training programs. Consistent with our business strategy, we integrate these services to provide total and flexible solutions for our customers, while providing our employees with a career path. This career path enables our employees to obtain training that allows them to work on projects with increasing levels of complexity, which improves employee retention, reduces turnover, and lowers costs. We are in the process of implementing a strategy to improve our delivery capabilities across a broader range of IT outsourcing services.


HELP DESK SERVICES

Our help desk solutions provide corporate end users with around-the-clock technical support from the customer's facilities or from our various help desk sites. We support the full range of a client's IT and business process infrastructure, from network environments to computing systems, and from shrink-wrapped applications to advanced proprietary and acquired application systems. Our flexibility and business processes enable us to tailor our delivery to meet the needs of the customer's IT environment, including the support of proprietary business applications.

We have deployed a "single point of contact" (SPOC) model to enable the customer to consolidate its incident resolution support functions into a centralized help desk. Our technicians are specially trained in the customer's products and applications to enable them to diagnose problems and answer technical questions. Our technicians answer questions and diagnose technical problems ranging from application features and functionality to wide area network (WAN) failures. If the technician is not able to resolve the problem with the end user, the call is escalated to the appropriate resource to solve the problem. Data collected by our technicians show trends in IT usage and potential trouble spots. We implement advanced data analytics to identify the cause(s) of problem areas. From these analyses, we offer improvement opportunities to our customers.

During the past two years, we have concluded multi-year contracts with many of our help desk customers, including Ford Motor Company (August 1, 2002, three-year agreement), Deere & Company (November 1, 2002, five-year agreement), and Liberty Mutual Insurance Company (September 8, 2001, three-year agreement). Through these negotiations we have experienced downward pressure from our customers on our pricing levels. While the price concessions initially resulted in a reduction in revenue derived from these customers, we believe that we will, in varying timeframes, grow the revenue from these accounts by adding new business from divisions of these companies that we were not previously supporting.

We also believe that we can succeed at maintaining our gross margin levels as a result of achieving productivity gains and managerial efficiencies. Historically, we have provided our help desk solutions to our customers on a fixed-price-per-number-of-technicians providing the service. While we still provide this model of service for some of our customers, we have successfully moved many of our contracts to pricing models based upon the number of incidents handled by our technicians, on a per end-user seat managed, or on a managed service basis. Our experience has demonstrated that these models provide us with greater control over the required staffing levels and, therefore, the cost of providing these services.

We have also noted our customers' increased focus on the Company's non-financial performance metrics, including the quality and accuracy of our service delivery and the satisfaction of the end users. In order to deliver stable or improving gross margin performance given the continuing downward price pressure and quality focus, we are required to constantly find ways to improve our service delivery. To this end, we have implemented a number of measures to assure the development, use, and standardization of best practices over our various help desks. We have successfully received ISO 9000 certification in our major help desk centers in Southfield and Dearborn, Michigan and our facility in Brussels, Belgium, and are seeking certification for our Davenport, Iowa site. We have also implemented a Performance Management Office that is responsible for driving best practices through each of our help desk centers.

Our largest help desk services project is the Ford Motor Company SPOC program. Under the global SPOC program, TechTeam provides a single point of contact for parts of the technology infrastructure of Ford Motor in North America, the United Kingdom, Germany, and Ford Motor Credit Corporation in North America. As a global service provider, we are responsible for providing consistent service levels with a constant support level at one global price per technology seat maintained. Our technicians handle inbound "level-one" help desk support requests via the telephone, web submit, and e-mail. We also handle level-one desk-side support requests. Encompassed within the SPOC program is the Project Office that is responsible for flexibly providing project work to our customers. Outside of our Dearborn, Michigan help desk servicing Ford of North America, we provide these services on our customers' sites.

In March 2002, we established TechTeam Europe, AB, our Swedish subsidiary. WM-Data, a leading provider of IT outsourcing services in the Nordic region, was awarded a contract with Volvo AB, a member of the Ford Motor Company Premier Auto Group, to provide a managed IT outsourcing solution. TechTeam Europe, AB will be providing help desk and deskside support services to Volvo through WM-Data. We have successfully launched support services with Volvo, and we envision steady growth in our Swedish operations throughout of 2003.

In Brussels, Belgium, we operate a multilingual technical support help desk for our customers, which is conversant in as many as 22 languages. This help desk service is a unique value proposition as we provide technical support on a Pan-European and global basis from one location. The Brussels operation has grown significantly, with revenue of $8.5 million in 2002, or 28.7% growth over the 2001 revenue of $6.6 million. This growth is attributable to the stability of the customer base and the establishment of a steady stream of new customer relationships. We have successfully implemented a strategy to support the Electronic Data Capture (EDC) of the business processes associated with new drug trials in the pharmaceutical industry. We provide EDC support for Schering-Plough Research Institute and CRF Box.

Most of our help desk business is performed as a dedicated desk for a single customer. As a result of the business acquired through the purchase of certain assets from Cyntergy Corporation, we have developed a shared desk service offering. This shared desk provides support to the retail, hospitality, and food services industries, as well as other customers who do not have sufficient call volume to warrant a dedicated desk. We have also created a shared desk out of our Brussels help desk to support the EDC business.

To add further value to our customers, TechTeam has invested in the development of an integrated, web-based support offering that encompasses incident management, knowledge management, data analytics, self-help, and distance learning, known as the "Support Portal". This support offering enables customers to submit inquiries for support and to solve their incidents through the access of focused knowledge articles. Allowing customers to solve their own incidents and providing them access to open incident information results in call deflection and lower total cost to the customer. Our tools also provide our customers with real-time access to their project's performance statistics. This data analytic capability allows our customers to be proactive in addressing changes in their environment. The Support Portal is currently deployed for both internal company uses as well as with multiple global customers. We are focused on enhancing its functionality and challenging our partners to assist with improving its functionality. The Support Portal remains a key component of our service offerings.


SYSTEMS INTEGRATION

Currently, we provide IT infrastructure (personal computers, printers, phone systems, networks, servers, switches, etc.) support through systems integration, technology deployment, and implementation services from project planning and management to full-scale network server and workstation installations. We offer a wide range of information technology services for the customer, ranging from technology consulting to desk-side support to network monitoring. We provide the IT staff for American Community Mutual Insurance Company, who in turn provide a full range of infrastructure support, including help desk, desk-side support, deployment, and network support. We are a channel partner for inSORS, a web collaboration tool providing video and audio conferencing and a wide range of other capabilities.

Through our TechTeam Cyntergy, L.L.C. subsidiary, we offer deployment, training, and implementation services to entities in the hospitality, retail, and food service industries throughout the United States. TechTeam Cyntergy employees visit client sites, deploy technology, and train the customer's personnel in the use of point-of-sale and property management software. Reduced IT spending had a negative impact on our Systems Integration business during 2002.

We believe that companies will need to start a new round of infrastructure construction and spending in the near term because of the continued aging of their current infrastructure and the required development of tools that will improve their productivity. Also, we believe that there will be a greater emphasis on the use of new technologies, which move data and presentations electronically, as opposed to physically. We envision customers' spending to grow with respect to security, networking, wireless devises, wireless infrastructure, storage, and voice over IP. As spending increases, opportunities for project work will increase.

As part of our long-term strategic plan, we are committed to expanding our footprint in the IT infrastructure support sector. During 2002, we appointed Larry W. Granger as Vice President of Professional Services to further develop our expertise and sales of infrastructure support. We are committed to grow this portion of the business organically and, if the right opportunities arise, through acquisition. We believe the further development of infrastructure support services is an important aspect of our sales strategy as it provides services that have a shorter sales cycle than help desk services. It also provides significant career path opportunities for our employees.


TECHNICAL STAFFING

We maintain a staff of trained technical personnel to provide IT and business process support to our clients at their facilities. We recruit a technically proficient employee base. We enhance our employees' proficiency by providing access to technical training programs, which includes training in new technologies; in advanced operating systems like Windows 2000, Windows XP, and Unix; and in sophisticated applications such as SAP and PeopleSoft. This training allows us to provide our customers with highly skilled professionals, trained and certified in the latest technologies.

Further, the technical staffing business helps us to provide our employees with a diverse career path. As help desk technicians learn new technology and utilize our internal training programs, they can migrate to technical staffing positions where they can increase their compensation and knowledge, also enabling us to retain our most valuable resources. We consider our career pathing program to be a competitive advantage relative to other staffing service and help desk service providers and an excellent tool to reduce employee turnover.


TRAINING

We provide custom training and documentation solutions that include a wide spectrum of offerings, including computer-based training (CBT), distance learning, course catalogs, registration, instructional design consultants, customized course materials, certified trainers, evaluation options, desk-side tutorials, and custom reports. We provide customized training programs for many of our customers' proprietary applications.


EQUIPMENT LEASING

TechTeam Capital Group, L.L.C. ("Capital Group"), a subsidiary of the Company, previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from 2 to 5 years. Effective March 31, 2000, the majority of Capital Group staff was terminated and Capital Group ceased looking for new leasing opportunities. Capital Group is currently running out its lease portfolio. With the exception of renewals of existing leases, the majority of the portfolio will run off by the end of the second quarter 2003. We cannot predict how many lease renewals we will receive or for how long they will be in effect.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

Historically, we have been heavily dependent upon two or three major clients for a substantial portion of our revenues. Any loss of (or failure to retain a significant amount of business with) these key clients would have a material adverse impact on the Company. Our major clients include Ford Motor Company ("Ford") and DaimlerChrysler. For the years ended December 31, 2002, 2001, and 2000 respectively, Ford accounted for 50.0%, 43.6%, and 32.3% of the Company's total revenues and DaimlerChrysler accounted for 15.4%, 17.5%, and 18.2% of revenues.

We continue to increase our revenue with Ford, increasing from $40.1 million in 2000 to $41.2 million in 2001 and $43.3 million in 2002. Our business with Ford consists of the SPOC program noted previously, technical staffing, and installation of new personal equipment through the Dell Corporation. With the addition of the support services being provided for Volvo AB and the anticipated growth in the SPOC program, we believe that our revenue for Ford will continue to grow.

Management continues to seek to diversify its client base from both a client and industry perspective. During 2002, we were successful in selling new non-Ford related business, especially through our Belgium help desk. We met with limited success in diversifying our business base in the United States, and our operations in the United Kingdom and Germany solely service Ford. A major facet of our business strategy for 2003 is to diversify our business and become less revenue-dependent on Ford.

Nevertheless, because we believe that our existing client base presents significant opportunities for cross-marketing our services, we will continue to seek additional business from our largest clients. We anticipate that our major clients will continue to account for a large percentage of our revenues in the near future, although no assurance can be given in this regard.

COMPETITION

We are engaged in a highly competitive business. While there are many companies that provide similar services, no one company dominates our industry. We frequently find ourselves competing with the larger IT outsourcing entities, such as IBM Global Services and Electronic Data Systems, Inc. We believe that we have the best overall value proposition in the IT industry when you consider our price, quality, focus, and flexibility of our service offerings. Accordingly, we compete principally on the basis of service excellence, the ability to provide best-in-class help desk services, price, experience and reputation in the industry, technological capabilities, ISO quality practices, responsiveness to client needs, and referrals from existing clients.

We believe the following factors may provide us with competitive advantages over certain of our competitors:

     - Strong Internationally-Recognized Client Base -- Our existing multinational clients provide us with a strong foundation for the development of new business.

     - Price -- Our cost structure is lower than our major outsourcing competitors.

     - Qualified Technical Staff -- We focus on developing and retaining high quality talent. Our employees are trained and offered a career path to higher-level positions within the Company.

     - Quality Client-Driven Metrics and Service Excellence -- As an ISO 9001 certified company, we follow a well-defined quality system with a focus on continuous improvement.

     - Core Expertise -- Our ability to deliver mission critical IT and business process solutions has been well-established and recognized by our diverse customer base.

We anticipate that off-shore outsourcing companies will begin to make inroads into the corporate support business. Specifically, we believe that service providers will start to provide IT outsourcing customers with help desk services from India, where the cost of labor is significantly lower than in the United States. We are developing a strategy to address this new area of competition.

EUROPEAN OPERATIONS

We service our clients in Europe through four wholly-owned subsidiaries:
TechTeam Europe, Ltd., in Chelmsford, England; TechTeam Europe, NV/SA, in Brussels, Belgium; TechTeam Europe, GmbH, in Cologne, Germany; and TechTeam Europe, AB in Gothenburg, Sweden.

TechTeam Europe, Ltd., TechTeam Europe, GmbH, and TechTeam Europe, AB provide clients with technical staffing and help desk services. TechTeam Europe, NV/SA provides our clients primarily with multilingual help desk support. A significant portion of our business in Europe is driven by our client base in the United States. As noted, Ford is currently the only client of TechTeam Europe, GmbH, TechTeam Europe, Ltd., and TechTeam Europe, AB.

Our international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements, and natural disasters. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar. While these risks are believed to be manageable, no assurances can be given.

LEASING OPERATIONS

As previously disclosed, TechTeam Capital Group is running out its lease portfolio. Capital Group ceased writing new leases in March of 2000. While there are a few leases whose original lease termination dates extend through March of 2005, the vast majority of the lease terminations will occur before May of 2003. The future revenue stream for these remaining contractually committed leases is $948,000 as of December 31, 2002.

Despite the decision to discontinue writing new leases, sustained efforts are required in order to obtain maximum value from the lease portfolio. Capital Group seeks to obtain value by extending leases on a month-to-month basis or for a fixed term, selling lease equipment before its original lease term expires, and selling off-lease equipment from its inventories.

During the fourth quarter of 2002, Capital Group received $408,000 in additional month-to-month lease renewal revenue above the amount that was contractually committed for. We have not estimated additional revenues from future lease renewals as it is not possible for us to predict how many lease renewals we will receive or for how long they will be extended.

As Capital Group runs out its lease portfolio, these lease assets, and their associated residual reserves, are transferred to the inventories account. Currently, the inventories of off-lease assets are carried at a book value of $3.4 million and have a reserve of $2.0 million for an adjusted value of $1.4 million, which represents 8.5% of the original equipment cost. During 2002, we sold inventory for an average of 10.2% of original cost. Due to the excess of equipment in the used equipment market, we feel a lower valuation is appropriate. Inventories net of reserve include approximately $82,000 returned in 2001 and approximately $1.4 million returned in 2002.

The performing lease assets of $3.5 million have a reserve of $0.8 million for an adjusted net book value of $2.7 million. During the first quarter of 2003, Capital Group estimates that lease assets with a residual value of $2.4 million and a reserve of $0.7 million, for a net of $1.7 million, will come off lease and transfer into inventories, unless renewed.

During 2002, Capital Group sold lease assets with a net book value of $1,193,000 prior to the conclusion of the lease term for $995,000, a loss of $198,000. During 2002, Capital Group also sold assets from its inventories with a net book value of $1,914,000 for $1,097,000, for a loss of $817,000. Capital Group currently sells assets directly and also uses equipment brokers to sell assets. Capital Group and its brokers sell assets to both retail and wholesale customers.

Obtaining the value of the performing lease assets and the off-lease equipment inventories is the most significant financial risk faced by Capital Group. The $2.0 million reserve for the off-lease inventories represents 57.6% of the $3.4 million inventory amount. Capital Group has a $0.8 million residual reserve for the lease assets currently on lease, or 23.5% of the $3.5 million of current book value of these leased assets. The lease assets reserve percentage of 23.5% is expected to rise as these assets continue to depreciate over their useful lives under their lease terms. Capital Group is also evaluating the use of additional sales channels in order to improve the value obtained for its disposed assets.


ITEM 2.     PROPERTIES

Our world headquarters and principal executive offices are located in Southfield, Michigan. The following table sets forth certain information regarding the principal properties used by TechTeam, all of which are leased:

-----------------------------------------------------------------------------------------------------------------------
                                                                                  LEASE TERM BEGINNING         SQUARE
         LOCATION                                FUNCTION                              AND EXPIRING            FOOTAGE
--------------------------   -------------------------------------------------   ------------------------     ---------
Southfield, MI               World Headquarters and Call Center                    11/01/93 -- 12/31/05         100,657
Dearborn, MI                 Call Center and Training Center                       04/01/97 -- 03/31/06          30,182
Brussels, Belgium            European Headquarters and Call Center                 08/01/97 -- 07/31/06          24,855
Davenport, IA                Call Center                                           10/15/99 -- 10/14/04          22,263
Chelmsford, England          Sales and Administrative Office                       11/01/00 -- 11/01/03           3,340
Gothenburg, Sweden           Sales and Administrative Office                       09/01/02 -- 09/30/05           1,829
Cologne, Germany             Sales and Administrative Office                       09/01/02 -- 08/31/05           1,291

We believe the facilities we occupy are well maintained and in good operating condition. As we grow our business in our Brussels location, we are able to rent additional space in the same location. With the additional space available in Brussels, we believe this location is adequate to meet our needs for the foreseeable future. These facilities include general office space and computer training classrooms. Because some of our services are performed at client sites, the cost of maintaining multiple offices is minimized.


ITEM 3.     LEGAL PROCEEDINGS

The Company is a party to various legal proceedings that are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on our liquidity, financial condition, or results of operations, although no assurances can be given in this regard.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the reported high and low sales prices of our common stock for the quarters indicated as reported by the Nasdaq National Stock Market(R). Our common stock trades on the Nasdaq National Stock Market(R) under the symbol "TEAM".


--------------------------------------------------------------------------------------------------------
                           YEAR AND QUARTER                                     HIGH              LOW
-----------------------------------------------------------------------       -------          ---------
2001
    First Quarter......................................................       $ 4.000           $ 2.125
    Second Quarter.....................................................         3.200             2.125
    Third Quarter......................................................         3.200             2.150
    Fourth Quarter ....................................................         3.250             2.200
2002
    First Quarter......................................................       $ 4.790           $ 3.050
    Second Quarter.....................................................         8.440             4.070
    Third Quarter......................................................         8.000             5.450
    Fourth Quarter.....................................................         7.549             4.750



The Company has never paid any dividends on its common stock. Any future decision as to payment of dividends will be at the discretion of our Board of Directors and will depend upon our earnings, financial position, capital requirements, and such other factors as the Board of Directors deems relevant.

TechTeam had 430 shareholders of record as of February 20, 2003. Management estimates there are approximately additional 3,400 beneficial owners of our stock held in street names.

ITEM 6.     SELECTED FINANCIAL DATA

The following table presents information derived from our consolidated financial statements for the five years ended December 31, 2002. This information should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation," and "Item 8 Financial Statements and Supplementary Data." The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

                                                     --------------------------------------------------------------
                                                                        YEAR ENDED DECEMBER 31,
          STATEMENT OF OPERATIONS DATA                 2002         2001          2000         1999         1998
-------------------------------------------------    ---------    ---------     --------     --------     ---------
                                                                 (In thousands, except per share data)
REVENUES
    Corporate services
       Corporate help desk services..............    $  59,106    $  51,316     $ 64,769     $ 66,620     $  56,048
       Technical staffing........................       10,153       14,522       18,874       23,002        25,716
       Systems integration.......................        7,197        6,918        9,679       17,818        14,436
       Training programs.........................        1,077        2,005        3,485        4,888         6,622
                                                     ---------    ---------     --------     --------     ---------
    Total corporate services.....................       77,533       74,761       96,807      112,328       102,822
    Leasing operations...........................        9,102       19,849       27,349       20,477        14,099
                                                     ---------    ---------     --------     --------     ---------
Total revenues...................................       86,635       94,610      124,156      132,805       116,921
Cost of services delivered.......................       66,578       75,777       95,860      109,417        97,523
                                                     ---------    ---------     --------     --------     ---------
Gross profit.....................................       20,057       18,833       28,296       23,388        19,398
                                                     ---------    ---------     --------     --------     ---------
Other expenses
    Selling, general, and administrative.........       16,864       22,290       21,969       19,349        20,805
    Class action litigation and related matters..           --           --           --           92         3,439
    Michigan Single Business Tax.................          900          700        1,710          450           496
                                                     ---------    ---------     --------     --------     ---------
Total other expense..............................       17,764       22,990       23,679       19,891        24,740
                                                     ---------    ---------     --------     --------     ---------

Operating income (loss)..........................        2,293       (4,157)       4,617        3,497        (5,342)

Gain on sale of GE Joint Venture.................           --           --          322           --            --

Interest income..................................          896        1,186          887          644         1,845
Interest expense.................................         (164)        (779)      (1,435)        (914)       (1,484)
                                                     ---------    ---------     --------     --------     ---------
Net interest income (expense)....................          732          407         (548)        (270)          361
                                                     ---------    ---------     --------     --------     ---------

Income (loss) before income taxes................        3,025       (3,750)       4,391        3,227        (4,981)
Income tax provision (credit)....................        1,627         (172)       2,245        1,717        (1,233)
                                                     ---------    ---------     --------     --------     ---------
Income (loss) before cumulative effect of
    accounting change............................        1,398       (3,578)       2,146        1,510        (3,748)

Cumulative effect of accounting change...........        1,123           --           --           --            --
                                                     ---------    ---------     --------     --------     ---------
Net income (loss)................................    $     275    $  (3,578)    $  2,146     $  1,510     $  (3,748)
                                                     =========    =========     ========     ========     =========

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of
     accounting change...........................    $     .13    $    (.33)    $    .17     $    .11     $    (.24)
Cumulative effect of accounting change...........         (.10)          --           --           --            --
                                                     ---------    ---------     --------     --------     ---------
Total basic earnings (loss) per share............    $     .03    $    (.33)    $    .17     $    .11     $    (.24)
                                                     =========    =========     ========     ========     =========
DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of
     accounting change...........................    $     .13    $    (.33)    $    .17     $    .11     $    (.24)
Cumulative effect of accounting change ..........         (.10)          --           --           --            --
                                                     ---------    ---------     --------     --------     ---------
Total diluted earnings (loss) per share..........    $     .02    $    (.33)    $    .17     $    .11     $    (.24)
                                                     =========    =========     ========     ========     =========
Weighted average number of common shares and
     common share equivalents outstanding
           Basic.................................       10,957       10,771       12,554       13,280        14,758
           Net effect of dilutive stock options..          146           --           --           23            --
                                                     ---------    ---------     --------     --------     ---------
           Diluted...............................       11,103       10,771       12,554       13,303        14,758
                                                     =========    =========     ========     ========     =========



                                                     -------------------------------------------------------------
                                                                             DECEMBER 31,
                                                     -------------------------------------------------------------
      STATEMENT OF FINANCIAL POSITION DATA             2002         2001         2000         1999          1998
-------------------------------------------------    ---------    ---------    ---------    ---------     --------
                                                                            (In thousands)
Current assets...................................    $  68,112    $  58,801    $  40,985    $  40,463     $ 52,606
Current liabilities..............................        7,432       11,746       17,840       18,069       19,972
Total assets.....................................       81,864       87,121      100,774      112,307      111,618
Long-term liabilities............................          376          805        4,817       10,030        7,312
Total shareholders' equity.......................    $  73,320    $  74,570    $  78,117    $  84,208     $ 84,334

-------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

Revenues decreased 8.4% to $86.6 million from $94.6 million. This decline was primarily due to a 54.1% decrease in revenue from leasing operations to $9.1 million from $19.8 million, as a result of our decision in March 2000 to discontinue actively seeking new leasing business and to commence the winding down of our leasing portfolio. The trend of reduced leasing revenues will continue over the next year depending on the size and duration of renewals. Revenues from corporate help desk services increased 15.2% to $59.1 million from $51.3 million, due to growth in business with our existing customers, primarily Ford Motor Company and new business acquired with the Cyntergy asset acquisition in September 2001. Revenues from systems integration services grew 4.0%, to $7.2 million from $6.9 million, primarily due to growth of our customer base associated with the Cyntergy acquisition. Revenues from technical staffing decreased 30.1% to $10.2 million from $14.5 million principally as the result of price concessions granted to existing customers and reductions in placements. Revenue from the provision of training programs declined 46.3% to $1.1 million from $2.0 million, primarily due to discontinuance of training contracts with Sun Microsystems, Inc. and with one of our major automotive customers.

Gross profit as a percentage of sales increased to 23.2% in 2002 from 19.9% in 2001. This increase was primarily due to an increase in gross profit margins from our leasing operations, to 6.6% in 2002 from (3.3)% in 2001. These benefits were partially offset by the gross margin reduction for corporate services to 25.1% from 26.1%. Within the corporate services product segment, the corporate help desk services' margin decreased to 27.2% in 2002 from 28.9% in 2001 primarily due to increased cost of sales in expanding the customer use of the Support Portal; technical staffing decreased to 14.6% from 15.4% due primarily to price concessions granted to existing customers; systems integration gross margin decreased to 23.0% in 2002 from 31.3% in 2001 as we invested in integrating the newly acquired Cyntergy customers. These decreases in corporate services gross margins decreases were partially offset by the training gross margin increase to 20.8% in 2002 from 13.0% in 2001.

Selling, general, and administrative (SG&A) expense declined 24.3% to $16.9 million in 2002 from $22.3 million in 2001. The expense decrease is partially due to aggressive cost containment efforts and expense reduction initiatives undertaken during 2002 that reduced facility expenses by $1,169,000, outside services expense by $278,000, employee-recruiting expense by $129,000, legal fees by $124,000, and payroll and benefits expense by $105,000. These decreases were partially offset by increases for depreciation expense of $152,000, travel expense of $141,000, and the non-cash charge of $410,000 resulting from the variable stock option grant made to our President and Chief Executive Officer, pursuant to an employment agreement entered into on August 9, 2001. Also, we adopted SFAS 142 as of January 1, 2002. Consequently, we did not amortize goodwill during 2002. We recognized $1,257,000 in goodwill amortization expense during 2001, which was recorded as SG&A expense. The $22.3 million of SG&A expense in 2001 also included expense of $919,000 to increase the capabilities of the Support Portal for expanded use, a net settlement of $370,000 related to earn-out and release agreements with former officers of TechTeam Capital Group, higher bad debt expense of $301,000, severance payments of $300,000 for terminated administrative employees, intangible amortization expense of $286,000, write-offs of $200,000 for remaining goodwill and equity interest of prior acquisitions determined to be impaired, an $87,000 loss on disposal of assets due to the closing of a call center office, and a $95,000 loss related to the write-off of a vendor supply agreement no longer being used. In addition, a $165,000 write-down was taken due to our decision to cease making payments on insurance contracts for an officer of the Company.

The Company's Michigan Single Business Tax expense increased $200,000 to $900,000 in 2002, from $700,000 in 2001, due primarily to a higher tax apportionment factor, for U.S. operations only, for Michigan.

Interest income declined to $896,000 in 2002 from $1,186,000 in 2001 as a result of reduced returns from our cash investments. The decline in our investment yield is consistent with the overall decline in short-term market interest rates and returns. Interest expense decreased significantly, to $164,000 from $779,000, primarily due to the continuing reduction in outstanding debt, related to our leasing operations.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

Revenues decreased $29.6 million, or 23.8%, to $94.6 million in 2001 from $124.2 million in 2000. The decrease resulted primarily from revenue decreases in corporate help desk services of $13.5 million, leasing operations of $7.5 million, technical staffing services of $4.4 million, system integration services of $2.7 million, and training services of $1.5 million. Corporate help desk services revenues were reduced due largely to the Company selling its interest in the GE Joint Venture and ceasing to provide services to the new owner of the Joint Venture in 2001. Revenues from leasing operations decreased due to our decision to cease looking for new leasing opportunities. Systems integration revenues decreased due mainly to a reduction in computer upgrade and installation work at an automotive client as well as the completion of systems work at two smaller customers in 2000. Technical staffing revenues decreased in large part due to our two major automotive customers making cuts in subcontracted staffing to reduce their cost structure. Training revenues decreased mostly due to the discontinuance of our training contract with Sun Microsystems, Inc. and a reduction in services provided to one of our major automotive customers.

Gross Profit as a percentage of sales decreased to 19.9% in 2001 from 22.8% in 2000. The decrease was due to a series of factors, including, but not necessarily limited to, a net loss from the sale of equipment coming off lease of $2.2 million in 2001 as compared to a gain of $0.7 million in 2000, an increase in our residual reserve of $1.5 million to $1.9 million, the reduction in revenues in the Company's leasing operations, a reduction in revenues in the corporate help desk services, and a reduction of gross profit margin in the corporate help desk services due primarily to the effects of a fourth quarter acquisition.

Selling, general, and administrative expenses increased to $22.3 million in 2001 from $22.0 million in 2000. The $22.3 million in 2001 includes a net settlement of $370,000 related to earn-out and release agreements with former officers of TechTeam Capital Group, severance payments of $300,000 for administrative employees that were terminated, write-offs of $200,000 for remaining goodwill and equity interest of prior acquisitions determined to be impaired, an $87,000 loss on disposal of assets due to the closing of a call center office, and a $95,000 loss related to the write-off of a vendor supply agreement no longer being used. In addition, a $165,000 write down was taken due to our decision to cease making payments on insurance contracts for an officer of the Company. Without these items, selling, general, and administrative costs would have decreased by approximately $900,000 in 2001 from 2000.

The Michigan Single Business Tax decreased in 2001 primarily because in 2000 the Company reversed certain tax credits that we had previously expected to receive.

Interest income increased to $1.2 million in 2001 from $0.9 million in 2000, due to an improved cash position, which resulted from our decision to no longer underwrite new leasing business. Interest expense decreased due to the reduction in the outstanding notes payable related to the leasing business.

We recognized an income tax credit of $0.2 million on a pretax loss of $3.8 million in 2001. The consolidated income tax provision is due to the combination of a net income tax credit from U.S. operations, offset in part by an income tax expense from European operations. Our effective tax rates for the European operations are not significantly different than the statutory rates. Our effective tax rate for the U.S. operations differs from the statutory tax rate primarily due to nondeductible goodwill and other intangible asset amortization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

DEFERRED INCOME TAXES:

At December 31, 2002, we had net deferred tax assets of $1.2 million, primarily related to alternative minimum tax credit carry forwards in the United States, which do not expire. Realization of the deferred tax assets depends upon sufficient levels of future taxable income. Based on historical and expected future taxable income, we believe it is more likely than not that these deferred tax assets will be realized. If at any time we believe that current or future taxable income will not support the realization of deferred tax assets, a valuation allowance would be provided.

INVENTORIES:

Inventories consist of equipment retained by the Company's leasing operations subsequent to the end of the lease term and intended for resale. Such off-lease equipment is valued at the lower of estimated market value at lease termination or current market value. The values of inventories are impacted by a number of factors, including the speed of technological change and the secondary market for used computer equipment. Valuation reserves against depreciated costs of off-lease equipment inventories amounted to $2.0 million at December 31, 2002, $1.1 million at December 31, 2001, and $270,000 at December 31, 2000. Substantially all of the net increases in these reserves resulted from transfers from the leased asset reserve account as the equipment comes off lease and is transferred into inventories. The net inventories balance of $1.4 million at December 31, 2002 is 8.5% of the original cost of the equipment. Equipment returned prior to December 31, 2000 is fully reserved, i.e., carried at a net book value of zero. Inventories net of reserve include approximately $82,000 worth of equipment returned in 2001 and approximately $1.4 million returned in 2002.

LEASED ASSETS:

We periodically review our estimate of residual values of leased assets, which consist principally of computer equipment. The values of the leased assets are impacted by a number of factors, including the speed of technological change, the secondary market for used computer equipment, the disposition of customers towards lease renewals, and our ability to offer structured alternatives to our customers. Valuation reserves against depreciated cost of leased equipment amounted to $0.8 million at December 31, 2002 and $1.9 million at December 31, 2001. Substantially all of the net decreases in such reserves resulted from the lease terms ending and the equipment being sold or transferred to inventories. The net leased equipment amount of $2.7 million represents approximately 13% of its original cost. There can be no assurance that our estimates of residual values will accurately reflect future results.

ACCOUNTS RECEIVABLE:

We periodically review our accounts receivable balances for collectibility based on a combination of historical experience and existing economic conditions. The definition of "delinquent accounts" is based on the governing contractual terms. Delinquent accounts and balances are written off when we determine they are uncollectible. Our customers are generally large, well-capitalized entities. We generally do not require collateral. As our leasing portfolio winds down, additional collection challenges may be encountered. Allowances against accounts receivable amounted to $597,000 at December 31, 2002 and $433,000 at December 31, 2001. The accounts receivable balance for the leasing operations segment at December 31, 2002 amounted to $3.3 million, less an allowance of $415,000. We have reduced our days sales outstanding from 75 days at June 30, 2002 to 68 days at December 31, 2002. There can be no assurance that our estimates of collectibility will accurately reflect future results.

Senior Management has discussed the development and selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED FROM OPERATIONS:

Cash provided from operating activities was $17.0 million for the year ended December 31, 2002. A significant source of operating cash flow was the leasing business, as cash rental income and non-cash depreciation and amortization expense comprise substantially all of the operating activities. Depreciation and amortization expense for the year ended December 31, 2002 was $11.1 million, of which $6.7 million came from our leasing operations.

We believe that cash flows provided from operations will continue to be sufficient to meet our ongoing working capital requirements.

CASH USED IN INVESTING ACTIVITIES:

Net cash used in investing activities was $1.2 million for the year ended December 31, 2002. We used $3.5 million to purchase assets to be used in the provision of customer services and used a net amount of $1.2 million to purchase marketable securities. We received $3.2 million from the sale of assets used in leasing operations.

CASH USED IN FINANCING ACTIVITIES:

Cash used in financing activities was $6.6 million. We used $4.5 million to pay down debt related to our leasing operations and $3.4 million to purchase Company Stock. We received $0.9 million from the issuance of common stock related to the exercise of stock options.

EFFECTS OF ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, Goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. In the fourth quarter of 2001, TechTeam announced that $1.1 million of goodwill related to leasing operations would become impaired after adoption of SFAS 142. As of January 1, 2002 we adopted SFAS 142. Accordingly, we took an impairment charge of $1.1 million in the first quarter of 2002. Under SFAS 142, the charge recognized upon adoption of the statement is reported as the cumulative effect of an accounting change.

In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and was adopted by the Company on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on our reported results of operations or our financial position.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3 and establishes that fair value is the objective for initial measurement of the liability. FASB 146 is effective for exit or disposal activities that are initiated after December 31, 2002. TechTeam does not expect that the adoption of SFAS 146 will have a significant impact on its financial statements.

In December 2002, the FASB issued No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS 148") that amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation and to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not require companies to account for employee stock options using the fair value method; accordingly, TechTeam has continued to elect to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. The effect of adopting SFAS 148 had no material effect except for the quarterly disclosure provisions, which will be made in our March 31, 2003 interim financial statements.

FACTORS INFLUENCING FUTURE RESULTS:

Some of the information in this Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by their inclusion of such forward-looking words as "may," "will," "expect," "anticipate," "believe," "estimate," "forecast," "intend," "promise," "should," "conditioned upon," "project," "predict," "continue," and similar words. You should read statements that contain these words carefully because they discuss our future expectations and may contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. However, there will be events in the future that we are not able to accurately predict or over which we will have no control. The risk factors listed in this section as well as any other cautionary language in this report, provide examples of just a few of the many risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in the following risk factors and elsewhere in this report, or in our other publicly filed reports that we may file from time-to-time, could have a material adverse effect on our business, operating results, and financial condition. In addition, any one or more of the risks outlined below could have a greater or lesser impact on our business at any particular point in time and you should not give any greater or lesser emphasis or weight to any single factor merely by virtue of the order of its presentation or the depth of its discussion in this report.

IMPACT OF BUSINESS WITH MAJOR CLIENTS:

As set forth in "Item 1 Business," we depend upon major clients in the U.S. automotive industry for a substantial portion of our revenues. The past two years have been difficult financially for our automotive clients, and further deterioration of their financial condition could have a material adverse impact on our business as they may seek further price concessions or the termination of projects. Similarly, the loss of any significant customer or a reduction in economic activity in the U.S. automotive industry would have a material adverse impact on our business, financial condition, and results of operations.

RISKS INHERENT IN LEASING:

The TechTeam Capital Group leasing portfolio is largely wound down, and we anticipate that we will be receiving less than $1 million in contractually committed lease revenue from the portfolio during 2003. However, as the actual amount of revenue is dependent upon the renewals that we receive, and we cannot predict the number of renewals that we will receive, the actual revenue we receive could be greater. Yet, we will continue to receive equipment from the lessees as it returns off lease, and it is difficult to determine the value of this equipment at the expiration of the lease. If we are able to sell the equipment to the original lessee or to others quickly, our proceeds are usually greater than we would otherwise receive by disposing of these assets through other means. Accordingly, variations in lease renewals and in the sale price of off-lease equipment will lead to fluctuations in the performance of TechTeam Capital Group, which could have a material adverse effect on our results of operations.

COMPETITION:

We face intense competition in all of our markets and for all of our services, including the help desk and call center services markets. Some competitors have substantially greater resources, including more locations, greater financial resources, a larger client base, and greater name recognition. These customers may be willing to provide the same services that we do at a loss in order to attain other, more lucrative business with our customers. Due to this competition, it may be difficult for us to grow our revenue outside of our current customer base. Also, as a result, we have experienced and continue to anticipate significant downward pricing pressure from our customers in order to remain a preferred vendor. These pressures will likely increase due to the trend to move outsourcing services off-shore to countries with lower labor costs, such as India and the Philippines. Our inability to develop and execute a strategy to address the globalization of the support services market could have a material adverse impact on our ability to maintain and grow our current customers and expand our customer base. Any of these circumstances could have a material adverse effect on our business, financial condition, and results of operations.

CONTRACT RISKS:

The great majority of our non-leasing related contracts, including our Global Help Desk contract with Ford Motor Company, may be terminated without cause on short notice, often upon as little as 90 days' notice. Terminations and non-renewals of major contracts could have a material adverse impact upon our business, financial condition, and results of operations. Moreover, increasing portions of our projects are billed on a managed service basis (where the fee is fixed to perform specified services) as opposed to time and materials. While we have successfully managed our resources to date, the onset of problems in our customers' infrastructure, such as a computer virus, may require us to deploy additional resources to solve the problem. In many instances, we would not receive any additional revenue for the work performed. Our inability to estimate accurately the resources and related expenses required for the managed service project or our failure to complete our contractual obligations in a manner consistent with the contractual obligations upon which a fixed-fee contract was based could materially and adversely affect the business.

RELIANCE ON SENIOR MANAGEMENT:

The success of the Company is highly dependent upon the efforts, direction, and guidance of its senior management. The only employment agreements that we currently have with the executive officers of the Company are with the President and Chief Executive Officer and the Vice President - Europe. We do not have any other employment agreements with other members of our executive officer team. The loss of any of these senior executives or our inability to attract, retain, or replace key management personnel in the future, could have a material adverse effect on our business, financial condition, and results of operations.

ATTRACTION AND RETENTION OF EMPLOYEES:

Our business involves the delivery of professional services and is very labor intensive. Our success depends in large part upon our ability to attract, develop, motivate, and retain highly skilled technical, clerical, and administrative employees. Qualified personnel are in high demand. Accordingly, we expect to experience increased compensation costs that may not be offset through either increased productivity or higher customer pricing. Moreover, no assurances can be given that we will be able to attract and retain sufficient numbers of qualified employees in the future, especially when we need to expand our services in a short time period. The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

INTERRUPTION OF TELECOMMUNICATIONS AND NETWORK:

Our operations are dependent upon our ability to protect our technical support centers and our information databases against damages that may be caused by fire and other disasters, power failure, telecommunications failures, unauthorized intrusion, computer viruses, and other emergencies. The temporary or permanent loss of such systems could have a material adverse effect on our business, financial condition, and results of operations. Notwithstanding precautions we have taken to protect ourself and our clients from events that could interrupt delivery of our services, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, computer virus, firewall breach, or other event would not result in a prolonged interruption in our ability to provide support services to our clients. Any interruption to our data network could have a material adverse impact on our business, financial condition, and our results of operations.

Our primary telecommunications service provider is WorldCom, which is currently operating under the provisions of Chapter 11 of the United States Bankruptcy Code. While we have created redundant networks, and the United States government has indicated that they will not allow WorldCom to cease operations, there are no assurances that our telecommunications services will continue without interruption. Such an event could have a material adverse effect on our business, financial condition, and results of operations.

TECHNOLOGICAL CHANGES; DEPENDENCE ON TECHNOLOGY AND COMPUTER SYSTEMS:

Our success depends in part on our ability to develop IT solutions that keep pace with continuing changes in IT, evolving industry standards, and changing client preferences. There can be no assurance that we will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. For example, our Support Portal offering is comprised of our proprietary incident management tool and software developed and sold by software companies. Over the past three years, we have integrated this software into the Support Portal. During this time, there have been other tools developed by other competitors and software vendors that can match the functionality of the Support Portal. If these other tools can provide similar or better functionality at a lower effective cost, we could have a product and service offering that will lose its marketability. Our inability to keep pace with continuing changes in the IT industry could have a material adverse effect on our business, financial condition, and results of operations.

MANAGEMENT OF GROWTH:

Our business strategy includes the attainment of significant growth through expanding our customer base and through the Company's potential acquisitions. Any time there is significant growth from new customers, there are risks associated with the launch and management of new projects, including but not limited to, proper project management, staff development, and scoping of the work. Acquisitions involve special risks, including, but not limited to, the diversion of Management's attention, the inability to integrate the acquired business into our operations, the loss of key business and/or personnel from the acquired company, unanticipated events, legal liabilities, and dilutive effect of the issuance of additional securities, and amortization of intangibles. Moreover, the financial risks continue after the integration of the company. If the business becomes impaired, there could be a non-cash partial or full write-off of the goodwill attributed to the acquisition. Any of these possible difficulties could have a material adverse effect on our business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS:

Certain risks are inherent in our business strategy, which includes plans for the global expansion of our operations. We may encounter difficulties in marketing, selling, and delivering our services outside the United States due to, among other things, differences in cultures, languages, labor and employment policies, and differing political and social systems. In addition, our business, financial condition, and results of operations may be materially affected as a result of currency fluctuations and differing tax laws in countries other than the United States. Any of these possibilities could have a material adverse effect on our business, financial condition, and results of operations.

RISKS IN OFFSHORE MARKETS:

While we do not have any current offshore (i.e., Far-Eastern or Indian) capabilities, we intend to pursue opportunities in offshore markets. There are no assurances that we will be able to successfully expand into and conduct business in offshore markets. The industry trend to move business towards offshore markets could result in the Company's having excess operating capacity in the United States. Moreover, the success of any offshore operation is subject to numerous contingencies, some of which are beyond Management control, including general and regional economic conditions, prices for our services, competition, changes in regulation, and other risks. Any failure in our strategy could have a material adverse effect on our business, financial condition, and results of operations.

HEALTH CARE AND OTHER BENEFIT COSTS:

Health care and other benefit costs continue to increase. While we attempt to compensate for these escalating costs in our business cost models and customer pricing and have passed along some of these increased costs to our employees, we have long term, generally fixed-price pricing agreements with our customers.

LIMITED PROTECTION OF PROPRIETARY SYSTEMS AND PROCEDURES:

We rely upon a combination of nondisclosure and other contractual arrangements and trade secrets, copyright, and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit distribution of proprietary information. There can be no assurance, however, that the steps taken by us in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use of such information and take appropriate steps to enforce our intellectual property rights.

Although we believe our services and/or software do not infringe upon the intellectual property rights of others and that we have all of the rights necessary to utilize the intellectual property employed in our business, we are subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums of money in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses of the intellectual property, which may be the subject of asserted infringement.

VOLATILITY OF STOCK PRICE:

The market price of our common stock has fluctuated over a wide range during the past several years and may continue to do so in the future. (See "Item 5 Market for Registrant's Common Equity and Related Stockholder Matters.") The market price of our common stock could be subject to significant fluctuations in response to various factors or events, including, among other things, the depth and liquidity of the trading market for our common stock, quarterly variations in our operating results, actual versus anticipated operating results, growth rates, market conditions in the industry in which we compete, announcements by competitors, regulatory actions, litigation (including class action litigation) and general economic conditions. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of technology companies. As a result of the foregoing, our operating results and future prospects at various times may be below the expectations of public market analysts and investors. Any such event could have a material adverse effect on the price of our common stock.

ITEM 7.A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material market risk-sensitive financial instruments. Substantially all of our operations are located in the United States. Our debt obligations have fixed interest rates and relatively short lives. We are exposed to foreign currency exchange rate risk, inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar.

Currently, we have two principle areas of foreign currency exposure that could result in short-term variations in earnings. (1) We have dollar-denominated loan balances and inter-company balances with our foreign subsidiaries; and (2) One of our foreign subsidiaries has a contract with a customer which requires sales to be billed in U.S. dollars, while our related expenditures are primarily denominated in Euros.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of TechTeam Global, Inc. and Subsidiaries are included in Item 8:

-------------------------------------------------------------------------------------------------------------------------
                                                                                                                  PAGE
                                                                                                                ---------
Report of Ernst & Young LLP, Independent Auditors...........................................................       21
Consolidated Statements of Operations -- Years Ended December 31, 2002, 2001, and 2000......................       22
Consolidated Statements of Comprehensive Income / (Loss) -- Years Ended December 31,
    2002, 2001, and 2000....................................................................................       23
Consolidated Statements of Financial Position -- December 31, 2002 and December 31, 2001....................      24-25
Consolidated Statements of Shareholders' Equity -- Years Ended December 31, 2002, 2001, and 2000............       26
Consolidated Statements of Cash Flows -- Years Ended December 31, 2002, 2001, and 2000......................       27
Notes to the Consolidated Financial Statements..............................................................      28-44

The following financial statement schedules of TechTeam Global, Inc. and Subsidiaries are included pursuant to the requirements of Item 14(d): None.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission and for which the information is not already included in the financial statements are not required under the related instructions or are not applicable and, therefore, have been omitted.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

BOARD OF DIRECTORS
TECHTEAM GLOBAL, INC.

We have audited the accompanying consolidated statements of financial position of TechTeam Global, Inc. (formerly National TechTeam, Inc.) and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive income/(loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechTeam Global, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill.





Detroit, Michigan                                          /s/ Ernst & Young LLP
February 21, 2003

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


-------------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                       2002           2001              2000
                                                                  --------------    -------------    --------------
                                                                        (In thousands, except per share data)
REVENUES
    Corporate services
       Corporate help desk services...........................    $      59,106     $      51,316    $      64,769
       Technical staffing.....................................           10,153            14,522           18,874
       Systems integration....................................            7,197             6,918            9,679
       Training programs......................................            1,077             2,005            3,485
                                                                  -------------     -------------    -------------
    Total corporate services..................................           77,533            74,761           96,807
    Leasing operations........................................            9,102            19,849           27,349
                                                                  -------------     -------------    -------------
TOTAL REVENUES................................................           86,635            94,610          124,156
COST OF SERVICES DELIVERED....................................           66,578            75,777           95,860
                                                                  -------------     -------------    -------------
GROSS PROFIT..................................................           20,057            18,833           28,296
                                                                  -------------     -------------    -------------
OTHER EXPENSES
    Selling, general, and administrative......................           16,864            22,290           21,969
    Michigan Single Business Tax..............................              900               700            1,710
                                                                  -------------     -------------    -------------
TOTAL OTHER EXPENSES..........................................           17,764            22,990           23,679
                                                                  -------------     -------------    -------------
OPERATING INCOME (LOSS).......................................            2,293            (4,157)           4,617

Gain on sale of GE Joint Venture..............................               --                --              322

Interest income...............................................              896             1,186              887
Interest expense..............................................             (164)             (779)          (1,435)
                                                                  -------------     -------------    -------------
NET INTEREST INCOME (EXPENSE) ................................              732               407             (548)
                                                                  -------------     -------------    -------------

Income (loss) before income taxes.............................            3,025            (3,750)           4,391
Income tax provision (credit).................................            1,627              (172)           2,245
                                                                  -------------     -------------    -------------
Income (loss) before cumulative effect of accounting change...            1,398            (3,578)           2,146

Cumulative effect of accounting change........................            1,123                --               --
                                                                  -------------     -------------    -------------
NET INCOME (LOSS).............................................    $         275     $      (3,578)   $       2,146
                                                                  =============     =============    =============
BASIS EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of accounting change...    $         .13     $        (.33)   $         .17
Cumulative effect of accounting change........................             (.10)               --               --
                                                                  -------------     -------------    -------------
Total basic earnings (loss) per share.........................    $         .03     $        (.33)   $         .17
                                                                  =============     =============    =============
DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of accounting change...    $         .13     $        (.33)   $         .17
Cumulative effect of accounting change........................             (.10)               --               --
                                                                  -------------     -------------    -------------
Total diluted earnings (loss) per share.......................    $         .02     $        (.33)   $         .17
                                                                  =============     =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic.....................................................           10,957            10,771           12,554
    Net effect of dilutive stock options......................              146                --               --
                                                                  -------------     -------------    -------------
    Diluted...................................................           11,103            10,771           12,554
                                                                  =============     =============    =============


                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

-------------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                       2002               2001              2000
                                                                  -------------     -------------    --------------
                                                                        (In thousands, except per share data)
NET INCOME (LOSS), AS SET FORTH IN STATEMENT OF OPERATIONS....    $         275     $      (3,578)   $       2,146
OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation adjustments..................              383              (109)             (69)
                                                                  -------------     -------------    -------------
COMPREHENSIVE INCOME (LOSS)...................................    $         658     $      (3,687)   $       2,077
                                                                  =============     =============    =============



                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

----------------------------------------------------------------------------------------------------------------
                                                                                          DECEMBER 31,
                                                                                --------------------------------
                                  ASSETS                                              2002              2001
---------------------------------------------------------------------------     --------------    --------------
                                                                                         (In thousands)
CURRENT ASSETS
    Cash and cash equivalents..............................................     $       39,435    $       30,251
    Securities available for sale..........................................              6,492             5,321
    Accounts receivable -- corporate services (less allowances of $182
      and $253 at December 31, 2002 and 2001, respectively)................             14,328            14,172
     Accounts receivable - leasing (less allowances of $415 and $180 at
       December 31, 2002 and 2001, respectively)...........................              2,906             3,549
    Refundable taxes.......................................................              1,393             2,693
    Inventories of off-lease equipment (less reserves of $1,974
       and $1,078 at December 31, 2002 and 2001, respectively).............              1,452               304
    Prepaid expenses and other.............................................                864             1,281
    Deferred income tax ...................................................              1,242             1,230
                                                                                --------------    --------------
    Total current assets ..................................................             68,112            58,801

PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
    Computer equipment and office furniture................................             18,169            16,125
    Purchased software.....................................................              9,435             8,610
    Leasehold improvements.................................................              3,531             3,096
    Transportation equipment...............................................                273               213
                                                                                --------------    --------------
                                                                                        31,408            28,044
    Less -- accumulated depreciation and amortization......................             22,768            19,371
                                                                                --------------    --------------
                                                                                         8,640             8,673

OTHER ASSETS
    Assets of leasing operations, net of amortization (less reserves of
       $823 and $1,940 at December 31, 2002 and 2001, respectively)........              3,489            15,705
    Intangibles (less accumulated amortization of $6,442 and $14,938 at
       December 31, 2002 and 2001, respectively)...........................              1,432             3,432
    Deferred income tax....................................................                 --               276
    Loans receivable.......................................................                 30                77
    Other..................................................................                161               157
                                                                                --------------    --------------
                                                                                         5,112            19,647
                                                                                --------------    --------------
TOTAL ASSETS...............................................................     $       81,864    $       87,121
                                                                                ==============    ==============



                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

----------------------------------------------------------------------------------------------------------------
                                                                                          DECEMBER 31,
                                                                                --------------------------------
                   LIABILITIES AND SHAREHOLDERS' EQUITY                              2002              2001
---------------------------------------------------------------------------     --------------    --------------
                                                                                         (In thousands)
CURRENT LIABILITIES
    Accounts payable.......................................................     $        1,639    $        1,981
    Accrued payroll, related taxes, and withholdings.......................              3,187             2,762
    Deferred revenues......................................................                321             1,184
    Accrued expenses and taxes.............................................              1,618             1,097
    Current portion of notes payable.......................................                492             4,605
    Other..................................................................                175               117
                                                                                --------------    --------------
    TOTAL CURRENT LIABILITIES..............................................              7,432            11,746

LONG-TERM LIABILITIES......................................................                376               805
DEFERRED INCOME TAXES......................................................                736                --

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01, 5,000,000 shares authorized, none issued
    Common stock, par value $.01, 45,000,000 shares authorized,
       Issued 16,953,100 and 16,723,000 shares at December 31, 2002                        169               167
          and 2001.........................................................
    Additional paid-in capital.............................................            109,482           108,212
    Retained earnings......................................................              1,114               839
    Accumulated other comprehensive income (loss) -- foreign currency                      156              (227)
       translation adjustment..............................................     --------------    --------------
    Total..................................................................            110,921           108,991
    Less -- Treasury stock (6,274,436 and 5,828,374 shares at                           37,601            34,421
       December 31, 2002 and 2001, respectively)...........................     --------------    --------------
    Total shareholders' equity.............................................             73,320            74,570
                                                                                --------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................     $       81,864    $       87,121
                                                                                ==============    ==============


                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                            ACCUMULATED
                                                             ADDITIONAL                        OTHER
                                            COMMON STOCK      PAID-IN        RETAINED      COMPREHENSIVE     TREASURY
                                                              CAPITAL        EARNINGS     INCOME / (LOSS)      STOCK
                                            -------------  -------------  --------------  ---------------  -------------
                                                                           (In thousands)
Balance at January 1, 2000................  $         167  $     111,092  $        2,271  $           (49) $     (29,273)
    Proceeds from issuance of 5,600
       shares under stock option plans....             --             26              --               --             --
    Tax benefit from exercise of employee
       stock options and other............             --             33              --               --             --
    Contribution to 401(k) plan and other.             --         (1,140)             --               --          1,982
    Purchase of common stock..............             --             --              --               --         (9,069)
    Net income for 2000...................             --             --           2,146               --             --
    Other comprehensive loss for 2000.....             --             --              --              (69)            --
                                            -------------  -------------  --------------  ---------------  -------------
Balance at December 31, 2000..............  $         167  $     110,011  $        4,417  $          (118) $     (36,360)
    Tax benefit from exercise of employee
       stock options and other............             --             32              --               --             --
    Contribution to 401(k) plan
       and other..........................             --         (1,831)             --               --          2,548
    Purchase of common stock..............             --             --              --               --           (609)
    Net loss for 2001.....................             --             --          (3,578)              --             --
    Other comprehensive loss for 2001.....             --             --              --             (109)            --
                                            -------------  -------------  --------------  ---------------  -------------
Balance at December 31, 2001..............  $         167  $     108,212  $          839  $          (227) $     (34,421)
     Proceeds from issuance of 230,100
     shares under stock options plan......              2            931              --               --             --
    Tax benefit from exercise of employee
       stock options and other............             --            446              --               --             --
    Contribution to 401(k) plan
       and other..........................             --           (107)             --               --            243
    Purchase of common stock..............             --             --              --               --         (3,423)
    Net income for 2002...................             --             --             275               --             --
    Other comprehensive income for 2002...             --             --              --              383             --
                                            -------------  -------------  --------------  ---------------  -------------
Balance at December 31, 2002..............  $         169  $     109,482  $        1,114  $           156  $     (37,601)
                                            =============  =============  ==============  ===============  =============




                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------
                                                                                    YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------------
                                                                               2002            2001           2000
                                                                          ------------   ------------   -------------
                                                                                        (In thousands)
 OPERATING ACTIVITIES
     Income (loss) before cumulative effect of accounting change.......   $      1,398   $     (3,578)  $       2,146
     Adjustments to reconcile income (loss) to net cash
       provided by operating activities:
           Depreciation................................................         10,214         20,229          22,091
           Amortization................................................            878          2,946           4,063
           Treasury stock contributed to 401(k) plan and other.........            137            717             842
           Sale and equity earnings of affiliates......................             --             --            (553)
           Loss on sales of equipment and other........................            952            388             500
           Provision for deferred income tax...........................          1,301            531            (447)
                Non-cash stock option compensation expense.............            446             --              --
           Provision for uncollectible accounts receivable.............            243            549             280
           Changes in operating assets and liabilities:
               Accounts receivable.....................................            244          1,586           2,484
               Inventories.............................................             --            (66)          1,150
               Prepaid expenses and other current assets...............            417            602             (67)
               Accounts payable........................................           (342)        (1,436)            975
               Accrued payroll, related taxes, and withholdings........            426           (455)            (68)
               Federal income tax......................................          1,016         (1,834)            180
               Deferred revenues and unapplied receipts................           (863)            72            (574)
               Accrued expenses and taxes..............................            521            416            (103)
               Other current liabilities...............................             57           (354)            319
               Other long-term liabilities.............................            (84)           236              --
                                                                          ------------   ------------   -------------
           Net cash provided by operating activities...................         16,961         20,549          33,218
 INVESTING ACTIVITIES
     Purchases of securities available for sale........................        (21,805)       (13,689)         (2,725)
     Proceeds from sales of securities available for sale..............         20,634         11,093              --
     Purchases of property, equipment, and software....................         (3,455)        (2,725)         (6,682)
     Proceeds from sales of property and equipment.....................          3,206          4,338             480
     Net change in investment in direct financing leases and residuals.            183          3,049           2,328
     Write off loan receivable.........................................             --            932              --
     Proceeds from sale of marketing rights............................             --            915              --
     Acquisition.......................................................             --           (800)             --
     Purchases of leased equipment.....................................             --             --         (12,469)
     Proceeds from sale of GE Joint Venture and related assets.........             --             --           1,750
     Other -- net......................................................             43            713             975
                                                                          ------------   ------------   -------------
        Net cash provided by (used in) investing activities............         (1,194)         3,826         (16,343)
 FINANCING ACTIVITIES
     Payments on long-term borrowings..................................         (4,476)        (9,433)        (12,167)
     Purchase of Company common stock..................................         (3,423)          (609)         (9,069)
     Proceeds from issuance of Company stock ..........................            933             --              26
     Proceeds from long-term borrowings................................             --             --           6,174
     Other -- net......................................................            383            (77)            (36)
                                                                          ------------   ------------   -------------
        Net cash provided by (used in) financing activities............         (6,583)       (10,119)        (15,072)
                                                                          ------------   ------------   -------------
        Increase in cash and cash equivalents..........................          9,184         14,256           1,803
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........................         30,251         15,995          14,192
                                                                          ------------   ------------   -------------
 CASH AND CASH EQUIVALENTS AT END OF YEAR..............................   $     39,435   $     30,251   $      15,995
                                                                          ============   ============   =============

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of TechTeam Global, Inc. and its wholly-owned subsidiaries. Collectively, these companies are referred to as the "Company" or "TechTeam" or "We" (formerly National TechTeam, Inc.). Inter-company accounts and transactions have been eliminated.


USE OF ESTIMATES:

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions made.


CASH AND CASH EQUIVALENTS:

Cash includes both interest bearing and non-interest bearing deposits, which are available on demand. Cash equivalents include all liquid investments with maturities of three months or less when purchased, including money market funds held at banks and other financial institutions.


SECURITIES AVAILABLE FOR SALE:

Our management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Securities available for sale are stated at fair value with any unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). Securities available for sale were invested primarily in high-quality corporate and United States government agency debt securities.


FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying values of certain financial instruments such as cash and cash equivalents, securities available for sale, accounts receivable, accounts payable, and notes payable approximate their fair values due to their short maturity periods or market interest rates.

ACCOUNTS RECEIVABLE:

We periodically review our accounts receivable balances for collectibility based on a combination of historical experience and existing economic conditions. The definition of "delinquent accounts" is based on the governing contractual terms. Delinquent accounts and balances are written off when we determine they are uncollectible. Our customers are generally large, well-capitalized entities. We generally do not require collateral. As our leasing portfolio winds down, additional collection challenges may be encountered. Allowances against accounts receivable amounted to $597,000 at December 31, 2002 and $433,000 at December 31, 2001. The accounts receivable balance for the leasing operations segment at December 31, 2002 amounted to $3.3 million, less an allowance of $415,000.


INVENTORIES:

Inventories consist of equipment retained by the Company's leasing operations subsequent to the end of the lease term and intended for resale. Such off-lease equipment is valued at the lower of estimated market value at lease termination or current market value. The values of inventories are impacted by a number of factors, including the speed of technological change and the secondary market for used computer equipment. Valuation reserves against depreciated costs of off-lease equipment inventories amounted to $2.0 million at December 31, 2002, $1.1 million at December 31, 2001, and $270,000 at December 31, 2000. Substantially all of the net increases in these reserves

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

resulted from transfers from the leased asset reserve account as the equipment comes off lease and is transferred into inventories. The net inventories balance of $1.4 million at December 31, 2002 is 8.5% of the original cost of the equipment. Equipment returned prior to December 31, 2000 is fully reserved, i.e., carried at a net book value of zero. Inventories net of reserve includes approximately $82,000 worth of equipment returned in 2001 and approximately $1.4 million returned in 2002.


PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE:

Property, equipment, and purchased software for internal use are stated at cost. Property and equipment are depreciated using the straight-line method over their estimated useful lives, ranging from 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful lives of the improvements. Purchased software is amortized over 3 to 7 years.

LEASED ASSETS:

We periodically review our estimate of residual values of leased assets, which consist principally of computer equipment. The values of the leased assets are impacted by a number of factors, including the speed of technological change, the secondary market for used computer equipment, the disposition of customers towards lease renewals, and our ability to offer structured alternatives to our customers. Valuation reserves against depreciated cost of leased equipment amounted to $0.8 million at December 31, 2002 and $1.9 million at December 31, 2001. Substantially all of the net decreases in such reserves resulted from the lease terms ending and the equipment being sold or transferred to inventories. The net leased equipment amount of $2.7 million represents approximately 13% of its original cost.


INTANGIBLES:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. As of January 1, 2002, we adopted SFAS 142. Accordingly, we have taken an impairment charge of $1.1 million in the first quarter of 2002. Under SFAS 142, the charge recognized upon adoption of the statement is reported as the cumulative effect of an accounting change. Reported income and earnings per share adjusted to exclude goodwill amortization is as follows:

-----------------------------------------------------------------------------------------------------------
                                                                                 YEAR ENDED
                                                                                DECEMBER 31,
                                                                -------------------------------------------
                                                                               (In thousands)
                                                                    2002            2001           2000
                                                                ------------    ------------   ------------
     Reported income (loss) before cumulative effect of
         accounting change...................................   $      1,398    $     (3,578)  $      2,146
     Add back goodwill amortization..........................             --           1,257            784
                                                                ------------    ------------   ------------
     Adjusted income (loss) before cumulative effect of
         accounting change...................................   $      1,398    $     (2,321)  $      2,930
     Basic and diluted earnings per share:
         Income (loss) before cumulative effect of
            accounting change as reported....................   $        .13    $       (.33)  $        .17
         Goodwill amortization ..............................             --             .12            .06
                                                                ------------    ------------   ------------
         Income (loss) before cumulative effect of
            accounting change as adjusted....................   $        .13    $       (.21)  $        .23
                                                                ============    ============   ============

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We re-evaluate amortizable intangibles based on undiscounted operating cash flows whenever significant events or changes occur that might indicate impairment of recorded costs. If undiscounted cash flows are insufficient to recover recorded costs, we write down recorded costs of the assets to fair value (based on discounted cash flows or market values).

Intangibles include the following:



                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                                                  AMORTIZATION PERIOD
                                                                  2002              2001         (STRAIGHT-LINE-BASIS)
                                                              -------------     -------------   -----------------------
                                                                      (In thousands)
Intangible lease asset...................................     $          --     $       7,311           3 years
Global call center.......................................             5,408             5,408           7 years
Goodwill.................................................             1,765             4,950        5 to 10 years*
Cyntergy customer contract asset.........................               701               701           5 years
                                                              -------------     -------------
                                                                      7,874            18,370
Less: Accumulated amortization...........................             6,442            14,938
                                                              -------------     -------------
                                                              $       1,432     $       3,432
                                                              =============     =============

*Prior to adoption of FAS 142.

In the allocation of the purchase price of TechTeam Capital Group, we evaluated the lease contracts of TechTeam Capital Group and the related equipment, including estimated residual values at the end of the contractual lease terms. The excess of the discounted cash flows from the lease contracts, including the estimated cash flows from estimated residual values over the appraised fair value of the underlying equipment, was recorded by the Company as an intangible lease asset in the purchase allocation and was amortized over the related lease terms.

In the allocation of the purchase price of TechTeam Cyntergy, L.L.C. ("TTCY"), we evaluated the customer contracts of TTCY, related equipment, accounts receivables, and notes receivables. The excess of the purchase price over the estimated fair value of the related equipment, accounts receivable, and notes receivable was recorded by the Company as an intangible customer contract asset and is being amortized over the related contract terms.

Our expected amortization expense is as follows: $793,000 for 2003, $92,000 for 2004, $88,000 for 2005, $88,000 for 2006, and zero for 2007.


DEFERRED INCOME TAXES:

At December 31, 2002, we have net deferred tax assets of $1.2 million, primarily related to alternative minimum tax credit carry forwards in the United States, which do not expire. Realization of the deferred tax assets depends upon sufficient levels of future taxable income. Based on historical and expected future taxable income, we believe it is more likely than not that these deferred tax assets will be realized. If at any time we believe that current or future taxable income will not support the realization of deferred tax assets, a valuation allowance would be provided.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


REVENUE RECOGNITION:

Revenues from Corporate Services are recognized as services are performed. Revenues from TechTeam Capital Group are recognized as described in "Lease Accounting Policies" below. Revenues from product sales are recognized when title is transferred. We also have licensed customers who use our Support Portal, which includes our Global Call Center, a call tracking software product. Revenues from these licenses are recognized in one of two ways: on a usage basis, when the licenses are granted in connection with on-going services; or as lump sum fees when the client acquires the rights to use and is allowed access to the Global Call Center or Support Portal without any on-going service obligation by us.


LEASE ACCOUNTING POLICIES:

As a lessor of equipment, the Company, through TechTeam Capital Group, accounts for leases under Statement of Financial Accounting Standards No. 13, Accounting for Leases, principally as either direct financing or operating leases. Each of these types of leases, and its impact on the financial statements of TechTeam, is as follows:

Operating Leases

Equipment leased to others under operating leases is recorded at cost, less accumulated depreciation and net of any valuation reserves for estimated residual values. In estimating depreciation, a residual amount is assumed. Residual is the estimated fair market value of the leased assets at the termination of the lease. In estimating residual, we rely largely on historical experience by equipment type and manufacturer, adjusted for known trends and current market data. Our estimates of residual values are reviewed periodically; however, the cash amount we will ultimately realize could differ from these estimates. Valuation reserves against originally estimated residual values amounted to $823,000 and $1.9 million at December 31, 2002 and 2001, respectively. Substantially all of the net increases in such reserves result from charges to operations.

Revenues from operating leases are recognized on a straight-line basis over the lease term.

Depreciation expense is recognized on a straight-line basis over the lease term.

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


STOCK OPTIONS:

We account for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure (SFAS 148) that amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation and to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not require companies to account for employee stock options using the fair value method; accordingly, TechTeam has continued to elect to account for employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations. The effect of adopting SFAS 148 had no material effect except for the quarterly disclosure provisions, which will be made in our March 31, 2003 interim financial statements.

Pro forma information regarding net income/(loss) and earnings/(loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 through 2002: a range of risk-free interest rates of 5% to 7% based on the expected life of the options; a volatility factor of the expected market price of our common stock of .464, .504, and .464 in 2002, 2001, and 2000, respectively; and a weighted average expected life of three years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the options' vesting period. Our pro forma information is as follows:


                                                                      2002              2001             2000
                                                                  ------------------------------------------------
                                                                                   (In thousands)
Pro forma net income/(loss)...................................    $        (149)    $      (4,193)   $       1,031
Pro forma earnings/(loss) per share
    Basic.....................................................             (.01)    $        (.38)   $         .08
    Diluted...................................................    $        (.01)    $        (.38)   $         .08



FOREIGN CURRENCY TRANSLATION:

We translated the material assets and liabilities of our non-U.S. subsidiaries into U.S. dollars based on the December 31, 2002 rates of foreign currency exchange. Translation adjustments are included in stockholders' equity in the consolidated balance sheet caption "Accumulated Other Comprehensive Income
(loss)". Currency transaction gains or losses are generally derived from monetary assets and liabilities stated in a currency other than the local currency, are recognized as current operations, and have not been significant to our results in any period.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


RECLASSIFICATIONS:

Certain reclassifications have been made to our 2001 and 2000 financial statements in order to conform to the 2002 financial statement presentations.


EFFECTS OF ACCOUNTING PRONOUNCEMENTS:

In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and was adopted by the Company on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on our reported results of operations or our financial position.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred whereas under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in issuing SFAS 146 is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3 and establishes that fair value is the objective for initial measurement of the liability. FASB 146 is effective for exit or disposal activities that are initiated after December 31, 2002. TechTeam does not expect that the adoption of SFAS 146 will have a significant impact on its reported results of operations.

See above for discussions of SFAS 142 and SFAS 148.

NOTE B -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and are calculated using the treasury stock method.

The weighted average number of basic shares increased from 10,771,124 in 2001 to 10,956,662 in 2002 due primarily to the exercise of 230,100 stock options during 2002, partially offset by 470,600 shares repurchased by the Company, primarily in December 2002.

The number of fully diluted shares increased from 10,771,124 in 2001 to 11,102,814 in 2002 due primarily to the increase in the number of existing stock options that are dilutive. In 2002, the stock price began the year at $3.10 per share and ended the year at $7.43 per share, a value in excess of the strike price for 662,720 outstanding stock options, which contributed to our increase in potentially dilutive shares outstanding.

As of December 31, 2002, 2001 and 2000, 538,400, 1,637,100 and 1,353,200 stock options, respectively, were excluded from the fully diluted calculation because the option exercise price was higher than the stock price.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C -- DESCRIPTION OF THE BUSINESS

We provide corporate services, call center services, and lease financing for major companies on an international scale. Revenues from clients that exceeded 10% of total revenues for any of the periods presented are summarized as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                       2002             2001              2000
                                                                  -------------    --------------    --------------
                                                                                   (In thousands)
Ford Motor Company............................................    $      43,327     $      41,238    $      40,062
DaimlerChrysler ..............................................           13,300            16,584           22,573
GE TechTeam L.P...............................................               --                --           16,150


NOTE D -- ACQUISITION AND DIVESTITURE

On September 28, 2001, our newly formed subsidiary, TechTeam Cyntergy, L.L.C., ("TTCY") acquired certain assets of Cyntergy Corporation, a privately held company, in a two-step transaction.

First, TTCY purchased and took an assignment of certain credit facilities and promissory notes from Cyntergy's principal lender. As a result, TTCY acquired all of the lender's rights as a secured creditor under the Financing and Security Agreement and other documentation of the credit facility. Cyntergy Corporation's borrowings and the credit facilities were in excess of $6 million. The purchase price of the credit facility was $1,050,000.

Second, TTCY entered into an Agreement for Conveyance In Lieu of Foreclosure with Cyntergy Corporation. Under this agreement, TTCY acquired certain assets of Cyntergy Corporation by forgiving $4.5 million of the total debt. These assets included accounts receivable, notes receivable, various fixed assets, and certain customer contracts. TTCY is currently providing services to many of Cyntergy Corporation's former customers. Revenue derived from these customers was $3.2 million in 2002.

The Company recorded a net cash payment of $800,000 and assumed liabilities of $848,000. Purchased assets include accounts receivable of $670,000, a long-term note of $250,000, property and equipment of $27,000, and contracts valued at $701,000.

On August 22, 2000, we sold our 47% interest in GE TechTeam L.P. and our 49% membership interest in Support Central, L.L.C. to the majority partner, GE Warranty Management, Inc. (GEWM). We recorded a pre-tax gain of $322,000 on this transaction. We no longer provide staffing services to GEWM. We have entered into an arrangement with GEWM to provide call center technology services, which include ongoing call center software maintenance, upgrades, and customization.

Until the date of sale, we shared in profits and losses of the GE Joint Venture OEM call center services business based on our partnership interest. Such revenue sharing translated to earnings of $331,000 for the year ended December 31, 2000. In 1999, the GE Joint Venture changed its overhead allocation methodology, but such change was not agreed to by us. The change in 1999 resulted in an additional $531,000 of costs allocated to us previously borne by GE Appliances. In the quarter ended September 30, 2000, the change in the allocation methodology was reversed. The effect of the reversal increased our share in the partnership revenue by $531,000.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E -- TAX PROVISIONS

The provision (credit) for income taxes consists of the following:


                                                                  -------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                       2002             2001              2000
                                                                  -------------------------------------------------
                                                                                   (In thousands)
Current:
    U.S. Federal (credit).....................................    $          --     $      (1,337)   $       2,087
    State.....................................................              154               154              226
    Foreign...................................................              172               480              379
                                                                  -------------     -------------    -------------
                                                                            326              (703)           2,692
Deferred (credit) -- U.S. Federal.............................            1,301               531             (447)
                                                                  -------------     -------------    -------------
Total provision (credit)......................................    $       1,627     $        (172)   $       2,245
                                                                  =============     =============    =============
Tax payments (receipts).......................................    $        (225)    $         800    $       2,586
                                                                  =============     =============    =============


A reconciliation of the income tax provision and the amount computed by applying the Federal statutory income tax rate to income before income tax follows:


                                                                  -------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                       2002             2001              2000
                                                                  -------------------------------------------------
                                                                                   (In thousands)
 Income tax provision (credit) at Federal statutory rate of       $       1,029     $      (1,275)    $       1,492
 Goodwill, intangibles, and other permanent differences.......              528               925               616
 Foreign tax credit...........................................               --              (117)             (161)
 State taxes, net of federal benefit..........................              102               102               149
 Other........................................................              (32 )             193               149
                                                                  -------------     -------------     -------------
                                                                  $       1,627     $        (172)    $       2,245
                                                                  =============     =============     =============



The provision (credit) for income taxes was calculated based on the following components of earnings before income taxes:


                                                                  -------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                       2002             2001              2000
                                                                  -------------------------------------------------
                                                                                   (In thousands)
 Domestic.....................................................    $       2,960     $      (4,981)    $       3,020
 Foreign......................................................               65             1,231             1,371
                                                                  -------------     -------------     -------------
                                                                  $       3,025     $      (3,750)    $       4,391
                                                                  =============     =============     =============

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E -- TAX PROVISIONS (continued)

The principal components of deferred income tax balances are as follows:


                                                     -------------------------------------------------------------
                                                                             DECEMBER 31
                                                     -------------------------------------------------------------
                                                                 2002                              2001
                                                     --------------------------       ---------------------------
                                                        ASSETS      LIABILITIES          ASSETS       LIABILITIES
                                                     ------------   -----------       ------------    -----------
                                                                             (In thousands)
Alternative minimum tax credit carryforward .....    $        850    $       --       $      1,980    $        --
Allowance for uncollectible accounts receivable..             186            --                138             --
Leasing accounting...............................             160                               --            165
Prepaid expenses.................................              89            --                 63             --
Accelerated tax depreciation.....................              --           850                 --            359
Other............................................              86            15                 --            151
                                                     ------------    ----------       ------------    -----------
                                                     $      1,371    $      865       $      2,181    $       675
                                                     ============    ==========       ============    ===========

At December 31, 2002, for United States federal income tax purposes, we had a $850,000 alternative minimum tax credit carryforward that does not expire.

No provision was made with respect to approximately $734,000 of undistributed earnings of foreign subsidiaries at December 31, 2002, since these earnings are considered by the Company to be permanently reinvested. Upon distribution of these earnings, we would be subject to United States income taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

During 2002, we instituted a formal global transfer-pricing program to enable us to charge our foreign subsidiaries for the services provided to them by our United States-based employees. For 2002, we allocated $1.9 million in expenses to our European subsidiaries for the sales, marketing, training, technical support, human resources, treasury, legal, financial management, and corporate leadership services provided.

NOTE F -- ASSETS OF LEASING OPERATIONS

The assets of our leasing operations consist of the following:


                                                                  -------------------------------
                                                                           DECEMBER 31,
                                                                       2002             2001
                                                                  -------------------------------
                                                                          (In thousands)
Equipment leased to others under operating leases:
    Cost......................................................    $      21,337     $      45,058
    Less -- Accumulated depreciation and reserves.............           18,657            31,023
                                                                  -------------     -------------
                                                                          2,680            14,035
Net investment in direct financing leases, consisting of:
    Total minimum lease payments receivable...................              778             1,653
    Estimated residual values of leased property                             59               151
       (non-guaranteed).......................................
    Unearned income...........................................              (48)             (158)
    Initial direct costs......................................                4                 6
                                                                  -------------     -------------
                                                                            793             1,652
Net investment in lease residuals.............................               16                18
                                                                  -------------     -------------
Total  .......................................................    $       3,489     $      15,705
                                                                  =============     =============

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F -- ASSETS OF LEASING OPERATIONS (continued)

Future lease revenues anticipated under noncancelable operating leases at December 31, 2002 are as follows:


--------------------------------------------------------------------------------
                             YEAR                                     AMOUNT
------------------------------------------------------------      --------------
                                                                  (In thousands)
2003                                                              $         868
2004                                                                         75
2005                                                                          5
                                                                  --------------
Total                                                             $         948
                                                                  ==============


Minimum lease payments receivable under direct financing leases at December 31, 2002 are as follows:


--------------------------------------------------------------------------------
                             YEAR                                     AMOUNT
------------------------------------------------------------      --------------
                                                                  (In thousands)
2003                                                              $         480
2004                                                                        287
2005                                                                         11
                                                                  -------------
Total                                                             $         778
                                                                  =============



NOTE G -- NOTES PAYABLE

Notes payable at December 31, consists of the following:


--------------------------------------------------------------------------------------------------------------
                                                                                     2002             2001
                                                                                -------------    -------------
                                                                                        (In thousands)
Nonrecourse notes payable to financial institutions -- 6.0% -- 12.0%.......     $         496    $       3,981
Nonrecourse notes payable to others........................................               202            1,193
                                                                                -------------    -------------
Total......................................................................     $         698    $       5,174
                                                                                =============    =============



We finance a portion of our lease transactions by assigning the noncancelable rentals to various financial institutions and others on a nonrecourse basis. In the event of a default by the lessee under a lease, which has been assigned on a nonrecourse basis, the holder has a first lien against the underlying equipment but has no further recourse against the Company.

At December 31, 2002 and 2001, the carrying value of the pledged assets was approximately $1,250,000 and $10,000,000, respectively.

Future minimum payments of notes payable are as follows:


--------------------------------------------------------------------------------
                             YEAR                                     AMOUNT
------------------------------------------------------------      --------------
                                                                  (In thousands)
 2003.........................................................    $         492
 2004.........................................................               195
 2005.........................................................               11
                                                                  -------------
 Total........................................................    $         698
                                                                  =============


Interest paid on notes payable was $148,000, $703,000, and $1,429,000 in 2002, 2001, and 2000, respectively.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE H -- EMPLOYEE RETIREMENT PLAN

The Company has a 401(k) Retirement Savings Plan, which covers substantially all U.S.-based employees. Under the provisions of the Plan, we will match employee contributions in amounts up to 1.4% of gross compensation, subject to statutory limitations. These contributions were $294,000 in 2002, $673,000 in 2001, and $723,000 in 2000. In 2002, we reduced the Company matching contribution to 1.4% from 3% of gross compensation. Our matching contributions are made only with our common stock and are credited only to the TechTeam Global Stock Fund for the benefit of each participant.

NOTE I -- LEASES

The Company leases its call center facilities, corporate and other offices and certain office equipment under noncancelable operating leases. These leases are renewable with various options and terms. Total rental expense was $3,698,000 in 2002, $3,993,000 in 2001, and $2,911,000 in 2000.
Minimum future payments and receipts under noncancelable operating leases and subleases with initial terms of one-year or more at December 31, 2002 were as follows:


--------------------------------------------------------------------------------------
                                                             LEASE          SUBLEASE
                       YEAR                                PAYMENTS         RECEIPTS
---------------------------------------------------     -------------    -------------
                                                                (In thousands)
2003...............................................     $       2,734    $         578
2004...............................................             2,983              364
2005...............................................             2,835              238
2006...............................................               476               60
2007 and thereafter................................                --               --
                                                        -------------    -------------
Total..............................................     $       9,028    $       1,240
                                                        =============    =============



NOTE J -- LEGAL PROCEEDINGS

The Company is a party to legal proceedings that are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of Management, they will not have a material adverse affect on our liquidity, financial position, or results of operations.

NOTE K -- RELATED PARTY TRANSACTIONS

TechTeam was involved in the following related party transactions:

     a) Paid $145,000 and $156,000 in 2002 and 2001, respectively, for consulting fees to a director of the Company.
     b) Paid legal fees of $6,000 and $13,000 in 2002 and 2001, respectively, to a law firm whose members include a director of the Company.
     c) Paid $9,000 in 2001 for brokerage service fees to a securities firm that employs a director of the Company.

NOTE L -- PREFERRED SHARE PURCHASE RIGHTS

On April 29, 1997, our Board of Directors authorized the distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of Common Stock of the Company. The terms of the Rights plan are described in the Rights Agreement between the Company and U.S. Stock Transfer Corporation, dated May 6, 1997, as amended August 24, 2000. Each Right entitles shareholders to buy one one-hundredth of a share of a new series of preferred stock at a price of $80.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L -- PREFERRED SHARE PURCHASE RIGHTS (continued)

As distributed, the Rights trade together with the Common Stock of the Company and do not have any separate voting powers. They may be exercised or traded separately only after the earlier to occur of the following: (1) 10 days after any person or group of persons acquires 15% or more of our Common Stock, (2) 10 business days after a person or group of persons announces an offer that, if completed, would result in its owning 15% or more of our Common Stock, or (3) promptly after a declaration by the Board that a person who acquires 15% or more of our Common Stock is an "Adverse Person" as defined by the Rights Agreement. Additionally, if the Company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the Right's exercise price, shares of the acquiring Company's Common Stock (or stock of the Company if it is the surviving corporation) having a market value of twice the Right's exercise price.

The Rights may be redeemed at the option of the Board of Directors for $.01 per Right at any time before a person or group of persons accumulates 15% or more of our Common Stock. At any time after a person or group of persons acquires 15% but before the person or group of persons has acquired 50% of outstanding shares of our Common Stock, the Board may exchange each Right for one share of Common Stock. The Board may amend the Rights at any time without shareholder approval. The Rights will expire by their terms on May 6, 2007.

NOTE M -- STOCK OPTIONS

As previously disclosed in our 2002 Proxy Statement and other filings with the U.S. Securities and Exchange Commission, TechTeam Global, Inc. and its President and Chief Executive Officer, William F. Coyro, Jr., entered into an employment agreement on August 9, 2001. The terms of the agreement provide for TechTeam Global, Inc. stock options granted to Dr. Coyro to become exercisable on September 30, 2002, with the number of stock options exercisable determined by the average closing price of our common stock during the month of September 2002. The actual number of stock options that became exercisable by Dr. Coyro under this formula was 100,000. Pursuant to this options grant in his employment agreement, Dr. Coyro exercised his option to purchase 80,000 shares of the Company's stock on October 10, 2002 and an additional 10,000 shares on October 28, 2002.

Accounting Principles Board Opinion No. 25 requires that we accrue as expense a charge that is determined by multiplying the number of options actually awarded by the difference in the stock price at the time the number of options become determined and the exercise price for the option. Accordingly, we recorded a charge of $410,000, which represents 100,000 options multiplied by $6.85 (closing price of the stock on October 1, 2002) less $2.75 (the option exercise price). These charges were recorded in selling, general, and administrative expenses.

Our 1990 Nonqualified Stock Option Plan authorized the grant of options to management personnel and others for up to 3,800,000 shares of our common stock. Generally, options granted have six-year terms and vest and become exercisable ratably over the first five years of their term.

Our 1996 Non-Employee Directors Stock Plan has authorized the grant of options to non-employee directors of the company for our common stock. Generally, options granted have a ten-year term and vest and become exercisable immediately from the date of the grant. Currently options for 270,000 shares of our common stock remain unexercised.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE M -- STOCK OPTIONS (continued)

A summary of our stock option activity and related information is as follows:


-----------------------------------------------------------------------------------------------------------------------
                                               EMPLOYEES                   DIRECTORS                    OTHERS
                                        ------------------------     -----------------------    -----------------------

                             TOTAL                      AVERAGE                    AVERAGE                     AVERAGE
                             SHARES        SHARES        PRICE          SHARES      PRICE         SHARES        PRICE
                            ---------     ---------   ----------       -------   -----------      -------   -----------

Outstanding at
    January 1, 2000 .....   1,157,214       944,361   $    11.09       135,000   $     15.11       77,853   $      6.72
Granted..................     337,000       187,000         5.50        60,000          5.75       90,000          7.43
Exercised................      (5,600)       (5,600)        4.63            --            --           --            --
Canceled.................    (135,427)     (135,427)        8.82            --            --           --            --
                            ---------     ---------   ----------       -------   -----------      -------   -----------
Outstanding at
    December 31, 2000 ...   1,353,187       990,334        10.43       195,000         12.23      167,853          7.10
Granted..................     535,000       475,000         2.73        60,000          3.06           --            --
Exercised................          --            --           --            --            --           --            --
Canceled.................    (251,061)     (233,208)        8.80       (15,000)         5.00       (2,853)        35.05
                            ---------     ---------   ----------       -------   -----------      -------   -----------
Outstanding at
    December 31, 2001 ...   1,637,126     1,232,126         7.77       240,000         10.39      165,000          6.62
Granted..................     342,321       262,321         4.78        80,000          4.05           --            --
Exercised................    (230,100)     (210,100)        4.06       (20,000)         4.05           --            --
Canceled.................    (548,227)     (468,227)       10.83       (30,000)        11.52      (50,000)         5.00
                            ---------     ---------   ----------       -------   -----------      -------   -----------
Outstanding at
    December 31, 2002 ...   1,201,120       816,120   $     6.01       270,000   $      8.86      115,000   $      7.32



The weighted fair value of options issued (computed using the Black-Scholes option valuation model) in 2002, 2001, and 2000 were $2.78, $0.89, and $1.83, respectively.

The following table summarizes certain information about stock options outstanding at December 31, 2002:


--------------------------------------------------------------------------------------------------------------
                           OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------------------------------
                                         WEIGHTED-          WEIGHTED-                              WEIGHTED-
   RANGE OF            NUMBER OF           AVERAGE          AVERAGE PER          NUMBER OF         AVERAGE PER
   PER SHARE           OPTIONS        REMAINING LIFE     SHARE EXERCISE          OPTIONS        SHARE EXERCISE
EXERCISE PRICES       OUTSTANDING         IN YEARS             PRICE            EXERCISABLE           PRICE
---------------       -----------     --------------     --------------         -----------     --------------

$2.60 -- $ 4.15          435,520             4.90             $   3.54             222,500           $  3.18
 5.00 --  10.31          715,600             2.60                 7.53             481,650              7.36
23.00 --  25.75           50,000             4.40                24.10              50,000             24.10




The Company granted options to purchase 90,000 shares of common stock to consultants in 2000. No options were granted to consultants in 2001 or 2002. The estimated fair value of such options was expensed over the contract benefit period.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE N -- STOCK REPURCHASE PROGRAMS

The Company has acquired shares of its common stock in connection with authorized stock repurchase programs.

In May of 2000, we announced a stock repurchase program to repurchase up to 2,000,000 shares of common stock. In October of 2000, we extended this program to repurchase an additional 2,000,000 shares. During 2000, we repurchased 2,605,150 shares for $9,069,000 inclusive of commission expense, and in 2001, we repurchased 229,000 shares for $609,000, inclusive of commission expense.

In August 2002, we announced a stock repurchase program to repurchase up to 2,000,000 shares of common stock. Under this program, we repurchased 470,600 shares for $3,422,701, inclusive of commission expense.

NOTE O -- SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is the Senior Management Committee, which is comprised of the President and the lead executives of each of our functional divisions. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products.

Our reportable operating segments include Corporate Services (consisting of corporate help desk services, technical staffing, systems integration, and training programs), and Leasing Operations.

Our reportable geographic segments are the United States and Europe. The European segment provides services in the corporate help desk services and the technical staffing segments. The United States geographic segment provides services in all operating segments. Revenues are attributed to geographic segments based upon the location of service delivery.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on stand-alone operating segment gross profit.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O -- SEGMENT REPORTING (continued)

Financial information for our business segments is as follows:


---------------------------------------------------------------------------------------------------------
                                            CORPORATE SERVICES
                       ----------------------------------------------------------
                        CORPORATE
                        HELP DESK   TECHNICAL   SYSTEMS      TRAINING                 LEASING
                        SERVICES     STAFFING   INTEGRATION  PROGRAMS      TOTAL     OPERATIONS     TOTAL
                        --------    ---------   -----------  --------      -----     ----------     -----
                                                          (In thousands)
2002
Revenues.............. $    59,106  $   10,153  $    7,197  $     1,077 $    77,533  $    9,102  $    86,635
Gross profit..........      16,092       1,482       1,657          224      19,455         602       20,057
Depreciation and
    amortization......       2,907          21          10            9       2,947       6,747        9,694
Segment assets........      16,695       1,919       1,350          216      20,180       7,757       27,937
Expenditures for
    property..........       2,423          16           7            6       2,452          --        2,452

2001
Revenues.............. $    51,316  $   14,522  $    6,918  $     2,005 $    74,761  $   19,849  $    94,610
Gross profit (loss)...      14,820       2,242       2,168          260      19,490        (657)      18,833
Depreciation and
    amortization......       2,064         419          14           57       2,554      17,217       19,771
Segment assets........      14,575       2,307       2,803          518      20,203      19,647       39,850
Expenditures for
    property..........       1,767         251           9           --       2,027          --        2,027

2000
Revenues.............. $    64,769  $   18,874  $    9,679  $     3,485 $    96,807  $   27,349  $   124,156
Gross profit..........      16,931       3,154       2,694          400      23,179       5,117       28,296
Depreciation and
    amortization......       1,584         272          70          138       2,064      20,294       22,358
Segment assets........      13,536       3,134       3,832          976      21,478      45,732       67,210
Expenditures for
    property..........       1,853         985         119          234       3,191          --        3,191



Geographic information is presented in the table below:

--------------------------------------------------------------------------------------------------------------------
                                                         GEOGRAPHIC INFORMATION
                     ----------------------------------------------------------------------------------------------
                                 2002                             2001                            2000
                     ----------------------------     ----------------------------    -----------------------------
                       REVENUE          ASSETS          REVENUE          ASSETS         REVENUE           ASSETS
                     ------------    ------------     ------------    ------------    ------------     ------------
                                                             (In thousands)
United States....    $     69,438    $     71,731     $     82,095    $     81,676    $    113,940     $     96,069
Europe                     17,197          10,133           12,515           5,445          10,216            4,705
                     ------------    ------------     ------------    ------------    ------------     ------------
Total............    $     86,635    $     81,864     $     94,610    $     87,121    $    124,156     $    100,774
                     ============    ============     ============    ============    ============     ============

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O -- SEGMENT REPORTING (continued)

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                       2002             2001              2000
                                                                  -------------------------------------------------
                                                                                   (In thousands)

Depreciation and amortization
    Total for reportable segments.............................    $       9,694     $      19,771    $      22,358
    Corporate assets..........................................            1,398             3,404            3,796
                                                                  -------------     -------------    -------------
       Total depreciation and amortization....................    $      11,092     $      23,175    $      26,154
                                                                  =============     =============    =============
Assets
    Total assets for reportable segments......................    $      27,937     $      39,850    $      67,210
    Corporate assets..........................................           53,927            47,271           33,564
                                                                  -------------     -------------    -------------
       Total assets...........................................    $      81,864     $      87,121    $     100,774
                                                                  =============     =============    =============
Expenditures for property
    Total for reportable segments.............................    $       2,452     $       2,027    $       3,191
    Corporate assets..........................................            1,003               698            3,491
                                                                  -------------     -------------    -------------
       Total expenditures for property........................    $       3,455     $       2,725    $       6,682
                                                                  =============     =============    =============



NOTE P -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly consolidated results of operations are summarized as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                           QUARTER ENDED
                                                 ------------------------------------------------------------------
                                                   MARCH 31          JUNE 30        SEPTEMBER 30      DECEMBER 31
                                                 -------------    --------------    -------------    --------------

                                                               (In thousands, except per share data)
2002
    Revenues..................................   $      22,947    $      21,902     $      21,132    $      20,654
    Gross profit..............................           5,154            5,170             5,519            4,214
    Income (loss) before tax provision........           1,174              766             1,241             (156)
     Income (loss) before cumulative effect of
             accounting change................             642              418               696             (358)
    Net income (loss).........................            (481)             418               696             (358)
    Earnings (loss) per share
          Basic...............................   $        (.04)   $         .04     $         .06    $        (.03)
          Diluted.............................   $        (.04)   $         .04     $         .06    $        (.03)
2001
    Revenues..................................   $      25,514    $      23,521     $      22,167    $      23,408
    Gross profit..............................           5,946            5,498             3,976            3,413
    Income (loss) before tax provision........             501             (663)           (2,066)          (1,522)
     Income (loss) before cumulative effect of
             accounting change................             225             (913)           (1,895)            (995)
    Net income (loss).........................             225             (913)           (1,895)            (995)
    Earnings (loss) per share
          Basic...............................   $         .02    $        (.09)    $        (.18)   $        (.09)
          Diluted.............................   $         .02    $        (.09)    $        (.18)   $        (.09)

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE P -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

Earnings in the fourth quarter of 2002 were decreased by approximately $280,000 due to changes from the estimated annualized effective tax rate used through the third quarter 2002.


ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in accountants, disagreements, or other events requiring reporting under this Item.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information to be set forth under the caption "Election of Directors and Management Information" in the Proxy Statement dated on or about March 24, 2003, relating to the Annual Meeting of Shareholders to be held on May 14, 2003, (the "Proxy Statement"), is incorporated herein by reference.

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


---------------------------------------------------------------------------------------------------------------------------------
                                                                 EQUITY COMPENSATION PLAN INFORMATION
                                    ---------------------------------------------------------------------------------------------
                                                  (a)                           (b)                              (c)
                                    -----------------------------  -----------------------------   ------------------------------
Plan Category                                                                                           Number of securities
                                                                                                   remaining available for future
                                      Number of securities to be                                        issuance under equity
                                       issued upon exercise of        Weighted-average exercise          compensation plans
                                    outstanding options, warrants   price of outstanding options,      (excluding securities
                                           and rights (1)                warrants and rights          reflected in column (a))
----------------------------------- -----------------------------  -----------------------------   ------------------------------
Equity compensation plans
  approved by security holders.....             270,000                        $8.86                           672,400
Equity compensation plans not
  approved by security holders.....             931,120                         6.17                         1,107,993
                                              ---------                        -----                         ---------

Total..............................           1,201,120                        $6.78                         1,780,393
                                              =========                        =====                         =========

(1) Represents options to purchase shares of the Company's common stock.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information to be set forth under the caption "Compensation of Executive Officers -- Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.


ITEM 14.    CONTROLS AND PROCEDURES

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART IV


ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     a)  Certain documents are filed as part of this Report on Form 10-K.

         (1) Financial Statements "Item 8 Financial Statements and Supplementary Data" and Item 14 (d) below.

                                                                                                                  PAGE
                                                                                                                ---------
Report of Ernst & Young LLP, Independent Auditors...........................................................       21
Consolidated Statements of Operations -- Years Ended December 31, 2002, 2001, and 2000......................       22
Consolidated Statements of Comprehensive Income / (Loss) -- Years Ended December 31,
    2002, 2001, and 2000....................................................................................       23
Consolidated Statements of Financial Position -- December 31, 2002 and December 31, 2001....................      24-25
Consolidated Statements of Shareholders' Equity -- Years Ended December 31, 2002, 2001, and 2000............       26
Consolidated Statements of Cash Flows -- Years Ended December 31, 2002, 2001, and 2000......................       27
Notes to the Consolidated Financial Statements..............................................................      28-44

         (1)  Financial Statement Schedules

              None

         (2)  Exhibits.

----------------------------------------------------------------------------------------------------------------------
                                                                                                           REFERENCE *
     EXHIBIT                                                                                                 OR PAGE
     NUMBER                                              EXHIBIT                                              NUMBER
     -------     -------------------------------------------------------------------------------           -----------
       3.1       Certification of Incorporation of TechTeam Global, Inc. filed with the Delaware              55-56
                 Secretary of State on September 14, 1987.

       3.2       Certificate of Amendment dated November 27, 1987 to our Certificate of Incorporation.          57

       3.3       Certificate of Amendment dated May 8, 2002 to Certificate of Incorporation                     58

       3.4       Bylaws of TechTeam Global, Inc. as Amended and Restated January 7, 2003.                     59-71

       4.1       Rights Agreement dated as of May 6, 1997, between TechTeam Global, Inc. and U.S. Stock         *6
                 Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the Form of
                 Certificate of Designations, as Exhibit B thereto the Form of Right Certificate, and as
                 Exhibit C thereto the Summary of Rights to Purchase Preferred Stock.

      10.1       Lease Agreement for office space in Southfield, Michigan known as the Cumberland Tech          *2
                 Center between the Company and Eleven Inkster Associates dated September 29, 1993.

      10.2       Lease Amendment for office space in Southfield, Michigan known as the Cumberland Tech          *2
                 Center between the Company and Eleven Inkster Associates dated December 7, 1993.

      10.3       Lease Amendment for office space in Southfield, Michigan known as the Cumberland Tech          *3
                 Center between the Company and Eleven Inkster Associates dated January 23, 1995.

      10.4       Third Amendment Lease Agreement dated March 29, 1996 for office space in Southfield,           *4
                 Michigan between Eleven Inkster Associates and the Company.
----------------------------------------------------------------------------------------------------------------------

                                                                                                            REFERENCE *
     EXHIBIT                                                                                                 OR PAGE
     NUMBER                                              EXHIBIT                                              NUMBER
     -------     -------------------------------------------------------------------------------           -----------
      10.5       Fourth Amendment Lease Agreement dated March 13, 2000 for office space in Southfield,          *8
                 Michigan between Eleven Inkster Associates and the Company.

      10.6       Sublease for office space in Southfield, Michigan known as the Cumberland Tech Center          *8
                 between Dura Operating Corporation and the Company dated August 13, 2000.

      10.7       Lease for office space in Dearborn, Michigan between the Company and Dearborn Atrium           *5
                 Associates Limited Partnership dated November 18, 1996.

      10.8       Lease Agreement for office space in Davenport, Iowa known as the 1010 Shopping Center          *7
                 between the Company and Partnership 1010, L.L.P. dated August 28, 1999.

      10.9       1990 Nonqualified Stock Option Plan.                                                           *1

      10.10      1996 Nonemployee Directors Stock Plan.                                                         *4

      10.11      Supplemental Retirement Plan dated October 1, 2000.                                            *7

      10.12      Employment Agreement Relating to Change of Control.                                            *8

      10.13      Assignment of Credit Facilities and Financing Documents between TechTeam Cyntergy,             *9
                 L.L.C. and Bank of America dated September 28, 2001.

      10.14      Financing and Security Agreement between Cyntergy Corporation and Bank of America              *9
                 dated January 29, 1999.

      10.15      Agreement for Conveyance in Lieu of Foreclosure and Other Matters between TechTeam             *9
                 Cyntergy, L.L.C. and Robert N. Grimes and Beth Grimes dated September 28, 2001.

      10.16      Employment Agreement between TechTeam Global, Inc. and William F. Coyro, Jr. dated           72-75
                 January 1, 2003.

      10.17      Agreement with Ford Motor Company dated July 31, 2002.                                        *10

      10.18      Employment Agreement between TechTeam Europe, NV and Christoph Neut dated October 2,         76-78
                 1996

       21        List of subsidiaries of TechTeam Global, Inc.                                                  79

      23.1       Consent of Ernst & Young LLP                                                                   54

      99.1       Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350            80

      99.2       Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350            81
----------------------------------------------------------------------------------------------------------------------

                                                             EXHIBIT
-------------- ----------------------------------------------------------------------------------------------------
*1             Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1990, filed as Exhibit 4.14 thereto.

*2             Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1993.

*3             Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1994.

*4             Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1995.

*4             Incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333--10687).

*5             Incorporated by reference to our Annual Report on Form 10-K dated December 31, 1996.

*6             Incorporated by reference to our Registration Statement on Form 8-A dated May 9, 1997.

*7             Incorporated by reference to our Annual Report on Form 10-K dated March 31, 2001.

*8             Incorporated by reference to our Report on Form 10-Q dated August 14, 2001.

*9             Incorporated by reference to our Report on Form 10-Q dated November 14, 2001.

*10            Incorporated by reference to our Report on Form 10-Q dated August 8, 2002.
-------------------------------------------------------------------------------------------------------------------



Exhibits 10.9, 10.12, 10.16, and 10.18 represent management, contracts, and compensatory plans.

     b)  Reports on Form 8-K

         (i) Announcement of the Company's earnings for the third quarter of 2002 dated November 12, 2002.

         (ii) Announcement of the election of Larry W. Granger as Vice President of Professional Services dated December 11, 2002.

ITEM 16.    PRINCIPAL ACCOUNTANT, FEES, AND SERVICES

The information to be set forth under the caption "Fees of the Independent Auditors for 2002 and 2001" in the Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TECHTEAM GLOBAL, INC.


Date: March 14, 2003   By: /s/David W. Morgan
      --------------       ------------------     David W. Morgan
                                                  Chief Financial Officer and
                                                  Treasurer (Principal Financial
                                                  and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 14, 2003.



 /s/William F. Coyro, Jr.             President, Chief Executive Office
-------------------------------       and Director (Principal Executive Officer)
 William F. Coyro, Jr.


 /s/Kim A. Cooper                     Director
-------------------------------
 Kim A. Cooper


 /s/G. Ted Derwa                      Director
-------------------------------
 G. Ted Derwa


 /s/Peter T. Kross                    Director
-------------------------------
 Peter T. Kross


 /s/Conrad L. Mallett, Jr.            Director
-------------------------------
 Conrad L. Mallett, Jr


 /s/Wallace D. Riley                  Director
-------------------------------
 Wallace D. Riley


 /s/Gregory C. Smith                  Director
-------------------------------
 Gregory C. Smith


 /s/Richard G. Somerlott              Director
-------------------------------
 Richard G. Somerlott


 /s/Ronald T. Wong                    Director
-------------------------------
 Ronald T. Wong

                   WRITTEN STATEMENT OF WILLIAM F. COYRO, JR.

I, William F. Coyro, Jr., President and Chief Executive Officer of TechTeam Global, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K of TechTeam Global, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  March 12, 2003                          /s/  William F. Coyro Jr.
                                               -------------------------
                                               William F. Coyro, Jr.

                      WRITTEN STATEMENT OF DAVID W. MORGAN

I, David W. Morgan, Vice President, Chief Financial Officer and Treasurer of TechTeam Global, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K of TechTeam Global, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: March 12, 2003                                   /s/  David W. Morgan
                                                       --------------------
                                                       David W. Morgan

                                INDEX OF EXHIBITS



        EXHIBIT
        NUMBER                       EXHIBIT

         3.1 Certification of Incorporation of TechTeam Global, Inc. filed with the Delaware Secretary of State on September 14, 1987.

         3.2 Certificate of Amendment dated November 27, 1987 to Certificate of Incorporation.

         3.3 Certificate of Amendment dated May 8, 2002 to Certificate of Incorporation.

         3.4 Bylaws of TechTeam Global, Inc. as Amended and Restated January 7, 2003.

         4.1 Rights Agreement dated as of May 6, 1997, between TechTeam Global, Inc. and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the Form of Certificate of Designations, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Stock.

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

        EXHIBIT
         NUMBER                          EXHIBIT

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

         10.9     1990 Nonqualified Stock Option Plan.

         10.10    1996 Nonemployee Directors Stock Plan.

         10.11    Supplemental Retirement Plan dated October 1, 2000.

         10.12    Employment Agreement Relating to Change of Control.

         10.13 Assignment of Credit Facilities and Financing Documents between TechTeam Cyntergy, L.L.C. and Bank of America dated September 28, 2001.

         10.14 Financing and Security Agreement between Cyntergy Corporation and Bank of America dated January 29, 1999.

         10.15 Agreement for Conveyance in Lieu of Foreclosure and Other Matters between TechTeam Cyntergy, L.L.C. and Robert N. Grimes and Beth Grimes dated September 28, 2001.

         10.16    Employment Agreement between TechTeam Global, Inc. and William
                  F. Coyro, Jr. dated January 1, 2003.

         10.17    Agreement with Ford Motor Company dated July 31, 2002.

         10.18 Employment Agreement between TechTeam Europe, NV and Christoph Neut dated October 2, 1996.

         21       List of subsidiaries of TechTeam Global, Inc.

         23.1     Consent of Ernst & Young LLP

         99.1     Statement of the Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350

         99.2     Statement of the Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350