Form 10-Q
period 2003-03-31
TECHTEAM GLOBAL INC
filed 2003-05-12
CIK 805054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2003



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

                  27335 West 11 Mile Road, Southfield, MI 48034
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)


  Registrant's telephone number, including area code:    (248) 357-2866
                                                         ---------------
  Registrant's Internet address:                         www.techteam.com
                                                         ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               |X| Yes     |_| No

The number of shares of the registrant's common stock outstanding at April 30, 2003 was 10,711,597. The number of shares of the registrant's preferred stock outstanding at April 30, 2003 was 689,656.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-Q

                                      INDEX



========================================================================================================================
                                                                                                                PAGE
                                                                                                               NUMBER
----------------------------------------------------------------------------------------------------------  ------------
 PART I -- FINANCIAL INFORMATION

 ITEM 1.

 Condensed Consolidated Statements of Operations (Unaudited)
          Three Months Ended March 31, 2003 and 2002                                                             3

 Condensed Consolidated Statements of Financial Position (Unaudited)
          March 31, 2003 and December 31, 2002                                                                 4 - 5

 Condensed Consolidated Statements of Cash Flows (Unaudited)
          March 31, 2003 and 2002                                                                                6

 Notes to the Condensed Consolidated Financial Statements (Unaudited)                                          7 - 11

 ITEM 2.

 Management's Discussion and Analysis of Financial Condition and Results of Operations                        12 - 19

 ITEM 4.

 Controls and Procedures                                                                                         19

 PART II -- OTHER INFORMATION

 ITEM 1.

 Legal Proceedings                                                                                               20

 ITEM 2.

 Changes in Securities and Use of Proceeds                                                                       20

 ITEM 5.

 Other Information                                                                                               20

 ITEM 6.

 Exhibits and Reports on Form 8-K                                                                                21

 Signatures                                                                                                      22
------------------------------------------------------------------------------------------------------------------------

                         PART 1 -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

=======================================================================================================================
                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                   ---------------------------------
                                                                                        2003            2002
                                                                                   ---------------   ---------------
                                                                                 (In thousands, except per share data)
REVENUES
    Corporate services
       Corporate help desk services.............................................   $       16,009    $       14,419
       Technical staffing.......................................................            2,366             2,808
       Systems integration......................................................            2,138             2,235
       Training programs........................................................              218               276
                                                                                   ---------------   ---------------
    Total corporate services....................................................           20,731            19,738
    Leasing operations..........................................................            1,032             3,209
                                                                                   ---------------   ---------------
TOTAL REVENUES..................................................................           21,763            22,947
COST OF SERVICES DELIVERED......................................................           17,104            17,793
                                                                                   ---------------   ---------------
GROSS PROFIT....................................................................            4,659             5,154
                                                                                   ---------------   ---------------
OTHER EXPENSES
    Selling, general, and administrative........................................            4,401             3,890
    Michigan Single Business Tax................................................              202               225
                                                                                   ---------------   ---------------
TOTAL OTHER EXPENSES............................................................            4,603             4,115
                                                                                   ---------------   ---------------

OPERATING INCOME................................................................               56             1,039

Interest income.................................................................              218               205
Interest expense................................................................               (9)              (70)
                                                                                   ---------------   ---------------
NET INTEREST INCOME.............................................................              209               135
                                                                                   ---------------   ---------------

Income before income taxes......................................................              265             1,174
Income tax provision............................................................              206               532
                                                                                   ---------------   ---------------
Income before cumulative effect of accounting change............................               59               642
Cumulative effect of accounting change..........................................               --            (1,123)
                                                                                   ---------------   ---------------
NET INCOME (LOSS)...............................................................   $           59    $         (481)
                                                                                   ===============   ===============
BASIC EARNINGS (LOSS) PER SHARE
Income before cumulative effect of accounting change............................   $          .01    $          .06
Cumulative effect of accounting change..........................................               --              (.10)
                                                                                   ---------------   ---------------
Total basic earnings (loss) per share...........................................   $          .01    $         (.04)
                                                                                   ===============   ===============
DILUTED EARNINGS (LOSS) PER SHARE
Income before cumulative effect of accounting change............................   $          .01    $          .06
Cumulative effect of accounting change..........................................               --              (.10)
                                                                                   ---------------   ---------------
Total diluted earnings (loss) per share.........................................   $          .01    $         (.04)
                                                                                   ===============   ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS
  OUTSTANDING

    Basic.......................................................................           10,695            10,903
    Net effect of dilutive stock options........................................              161                57
                                                                                   ---------------   ---------------
    Diluted.....................................................................           10,856            10,960
                                                                                   ===============   ===============


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
=======================================================================================================================
NET INCOME, AS SET FORTH ABOVE..................................................   $           59   $         (481)
Foreign currency translation adjustments........................................              189              (97)
                                                                                   ---------------  ---------------
COMPREHENSIVE INCOME (LOSS).....................................................   $          248   $         (578)
                                                                                   ===============  ===============

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)



======================================================================================================================
                                                                                      MARCH 31,        DECEMBER 31,
                                     ASSETS                                             2003              2002
---------------------------------------------------------------------------------  ---------------   ---------------
                                                                                           (In thousands)
CURRENT ASSETS
    Cash and cash equivalents..................................................    $       38,244    $       39,435
    Securities available for sale..............................................             6,644             6,492
    Accounts receivable -- corporate services (less allowances of $138 at
       March 31, 2003 and $182 at December 31, 2002)...........................            16,673            14,328
    Accounts receivable -- leasing (less allowances of $563 at March 31, 2003
       and $415 at December 31, 2002)..........................................             3,146             2,906
    Refundable taxes...........................................................             1,547             1,393
    Inventories of off-lease equipment and supplies (less reserves of $1,674 at
       March 31, 2003 and $1,974 at December 31, 2002).........................             1,318             1,452
    Prepaid expenses and other.................................................             1,281               864
    Deferred income tax .......................................................             1,242             1,242
                                                                                   ---------------   ---------------
    Total current assets ......................................................            70,095            68,112

PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
    Computer equipment and office furniture....................................            18,682            18,169
    Purchased software.........................................................             9,800             9,435
    Leasehold improvements.....................................................             3,665             3,531
    Transportation equipment...................................................               249               273
                                                                                   ---------------   ---------------
                                                                                           32,396            31,408
    Less -- accumulated depreciation and amortization..........................            23,686            22,768
                                                                                   ---------------   ---------------
                                                                                            8,710             8,640

OTHER ASSETS
    Assets of leasing operations, net of amortization (less reserves of $355 at
       March 31, 2003 and $823 at December 31, 2002)............................            2,300             3,489
    Intangibles (less accumulated amortization of $6,640 at March 31, 2003
       and $6,442 at December 31, 2002).........................................            1,234             1,432
    Loans receivable...........................................................                30                30
    Other......................................................................               229               161
                                                                                   ---------------   ---------------
                                                                                            3,793             5,112
                                                                                   ---------------   ---------------
TOTAL ASSETS...................................................................    $       82,598    $       81,864
                                                                                   ===============   ===============



                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (continued)
                                   (UNAUDITED)

=======================================================================================================================
                                                                                      MARCH 31,       DECEMBER 31,
                     LIABILITIES AND SHAREHOLDERS' EQUITY                               2003              2002
--------------------------------------------------------------------------------    --------------    --------------
                                                                                            (In thousands)
CURRENT LIABILITIES
    Accounts payable.......................................................         $       1,928     $       1,639
    Accrued payroll, related taxes, and withholdings.......................                 3,866             3,187
    Deferred revenues......................................................                   607               321
    Accrued expenses and taxes.............................................                   944             1,618
    Current portion of notes payable.......................................                   354               492
    Other..................................................................                   179               175
                                                                                    --------------    --------------
    TOTAL CURRENT LIABILITIES..............................................                 7,878             7,432

LONG-TERM LIABILITIES......................................................                 1,018             1,112

SHAREHOLDERS' EQUITY
    Preferred stock, par value $.01, 5,000,000 shares authorized, none issued
    Common stock, par value $.01, 45,000,000 shares authorized,
       Issued 16,974,833 and 16,953,100 shares at March 31, 2003
          and December 31, 2002, respectively..............................                   170               169
    Additional paid-in capital.............................................               109,603           109,482
    Retained earnings......................................................                 1,173             1,114
    Accumulated other comprehensive income -- foreign currency
       translation adjustment..............................................                   345               156
                                                                                    --------------    --------------
    Total..................................................................               111,291           110,921
    Less -- Treasury stock (6,273,236 and 6,274,436 shares at March 31, 2003
       and December 31, 2002 respectively).................................                37,589            37,601
                                                                                    --------------    --------------
    Total shareholders' equity.............................................                73,702            73,320
                                                                                    --------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................         $      82,598     $      81,864
                                                                                    ==============    ==============

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


=======================================================================================================================
                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                    --------------------------------
                                                                                        2003              2002
                                                                                    --------------    --------------
                                                                                            (In thousands)
 OPERATING ACTIVITIES
     Income before cumulative effect of accounting change.......................    $          59      $         642
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization........................................            1,640              3,746
            Non-cash stock option compensation expense..........................               15                  -
           Treasury stock contributed to 401(k) plan and other..................               13                 83
           Changes in current assets and liabilities............................           (2,590)              (629)
           Changes in long-term liabilities.....................................              (20)                 -
                                                                                    -------------      -------------
        Net cash provided by (used in) operating activities.....................             (883)             3,842

 INVESTING ACTIVITIES
     Purchase of property, equipment, and software, net.........................             (986)            (1,066)
     Disposal of leased equipment...............................................              667              1,424
     Purchase of marketable securities..........................................             (152)            (2,955)
     Decrease in investment in direct financing leases and residuals............              132                216
     Other......................................................................              (69)               (23)
                                                                                    -------------      -------------
        Net cash used in investing activities...................................             (408)            (2,404)

 FINANCING ACTIVITIES
     Payments on notes payable, net.............................................             (194)            (1,689)
     Proceeds from issuance of Company common stock.............................              105                  -
     Other......................................................................              189                (97)
                                                                                    -------------      -------------
        Net cash provided by (used in) financing activities.....................              100             (1,786)
                                                                                    -------------      -------------
        Decrease in cash and cash equivalents...................................           (1,191)              (348)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............................           39,435             30,251
                                                                                    -------------      -------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................................    $      38,244      $      29,903
                                                                                    =============      =============


                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. ("TechTeam" or "Company" or "We") in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2002.

Certain reclassifications have been made to the 2002 financial statements in order to conform to the 2003 financial statement presentation.

NOTE A -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and are calculated using the treasury stock method.

The weighted average number of fully diluted shares fell from 11,102,814 at December 31, 2002 to 10,855,784 at March 31, 2003 due primarily to the shares purchased in December, 2002 under the Company's stock repurchase program. As of March 31, 2003 and 2002, 645,477 and 1,617,321 stock options, respectively, were excluded from the fully diluted calculation because the option exercise price was higher than the stock price.

NOTE B -- DESCRIPTION OF THE BUSINESS

Revenues from clients that exceeded 10% or more of total revenues for any of the periods presented are summarized as follows:


=======================================================================================================================
                                                                   THREE MONTHS ENDED MARCH 31,
                                                --------------------------------------------------------------------
                                                              2003                               2002
                                                ---------------------------------  ---------------------------------
                                                                          (In thousands)

                                                                   PERCENT OF                          PERCENT OF
                                                    AMOUNT            TOTAL            AMOUNT            TOTAL
                                                ---------------  ----------------  ---------------   ---------------
Ford Motor Company..........................    $       11,474             52.7%   $       11,117              48.5%
DaimlerChrysler.............................    $        3,354             15.4%   $        3,426              14.9%

NOTE C -- EFFECTS OF ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. As of January 1, 2002 the Company adopted SFAS 142. Accordingly, the Company took a charge of $1.1 million related to impaired goodwill in our Leasing operations in the first quarter of 2002. Under SFAS 142, the charge recognized upon adoption of the statement was reported as the cumulative effect of an accounting change.

NOTE D -- STOCK OPTIONS

We account for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

Pro forma information regarding net income/(loss) and earnings/(loss) per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions a range of risk-free interest rates of 5% to 7% based on the expected life of the options; a volatility factor of the expected market price of our common stock of .464 at March 31, 2003 and 2002; and a weighted average expected life of three years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the options' vesting period. Our pro forma information is as follows:


=============================================================================================================
                                                                            THREE MONTHS ENDED MARCH 31,
                                                                         -------------------------------
                                                                             2003             2002
                                                                         --------------   --------------
                                                                                   (In thousands)
       Pro forma net loss...........................................     $        (253)   $        (577)
       Pro forma loss per share
           Basic....................................................              (.02)   $        (.05)
           Diluted..................................................     $        (.02)   $        (.05)


NOTE E -- LEGAL PROCEEDINGS

Refer to Part II, Item 1 for a description of legal proceedings.

NOTE F -- STOCK REPURCHASE PROGRAMS

In August 2002, we announced a stock repurchase program to repurchase up to 2,000,000 shares of common stock. Under this program, we have repurchased 470,600 shares for $3,422,701, inclusive of commission expense, in 2002. The Company did not acquire any shares of its common stock during the first quarter of 2003 in connection with the program, which expired on February 26, 2003.

In April 2003, we announced a new stock repurchase program to repurchase up to 2,000,000 shares of Company common stock.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE G -- SEGMENT REPORTING

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

Our reportable geographic segments are the United States and Europe. The Europe segment provides the corporate help desk services and technical staffing. The United States geographic segment provides services in all operating segments. Revenues are attributed to geographic segments based upon the location of service delivery.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in our December 31, 2002 Form 10K. We evaluate performance based on stand-alone operating segment gross profit.

Financial information for our business segments is as follows:


========================================================================================================================
                                                     CORPORATE SERVICES
                            -----------------------------------------------------------------
                             CORPORATE
                             HELP DESK    TECHNICAL      SYSTEMS      TRAINING                   LEASING
                             SERVICES      STAFFING    INTEGRATION    PROGRAMS       TOTAL      OPERATIONS     TOTAL
                            ------------ ------------  -----------  ------------ ------------  -----------  ------------
                                                                  (In thousands)
Three months ended
March 31, 2003
--------------------------
Revenues.................   $    16,009  $     2,366   $    2,138   $       218  $    20,731   $    1,032   $    21,763
Gross profit.............         3,595          499          557            39        4,690          (31)        4,659
Depreciation and
    amortization.........           738            1            5             1          745          541         1,286
Expenditures for
    property.............           753            -            3             1          757            -           757

Three months ended
March 31, 2002
--------------------------
Revenues.................   $    14,419  $     2,808   $    2,235   $       276  $    19,738   $    3,209   $    22,947
Gross profit (loss)......         3,907          357          591            67        4,922          232         5,154
Depreciation and
    amortization.........           686            7            3             2          698        2,733         3,431
Expenditures for
    property.............           723            8            3             -          734            -           734

Segment Assets
--------------------------
March 31, 2003...........   $    18,720  $     1,907   $    1,757   $       186  $    22,570   $    6,624   $    29,194
December 31, 2002........        16,695        1,919        1,350           216       20,180        7,757        27,937

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE G -- SEGMENT REPORTING (continued)

=======================================================================================================================
                                                                         GEOGRAPHIC INFORMATION
                                                   --------------------------------------------------------------------
                                                               REVENUE                            ASSETS
                                                   ---------------------------------   --------------------------------

                                                     THREE MONTHS ENDED MARCH 31,          MARCH 31,       DECEMBER 31,
                                                   ---------------------------------   ---------------  ---------------
                                                          2003            2002              2003             2002
                                                   ---------------   ---------------   ---------------  ---------------
                                                                             (In thousands)
United States...................................   $       16,097    $       19,175    $       71,441   $       71,731
Europe                                                      5,665             3,772            11,157           10,133
                                                   ---------------   ---------------   ---------------  ---------------
Total...........................................   $       21,763    $       22,947    $       82,598   $       81,864
                                                   ===============   ===============   ===============  ===============


A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements are as follows:


=======================================================================================================================
                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                   ---------------------------------
                                                                                         2003            2002
                                                                                   ---------------   ---------------
                                                                                            (In thousands)
Depreciation and amortization
    Total for reportable segments..............................................    $        1,286    $        3,431
    Corporate assets...........................................................               354               315
                                                                                   ---------------   ---------------
       Total depreciation and amortization.....................................    $        1,640    $        3,746
                                                                                   ===============   ===============

Expenditures for property
    Total for reportable segments..............................................    $          757    $          734
    Corporate assets...........................................................               229    $          332
                                                                                   ---------------   ---------------
       Total expenditures for property.........................................    $          986    $        1,066
                                                                                   ===============   ===============

                                                                                     MARCH 31,        DECEMBER 31,
                                                                                        2003              2002
                                                                                   ---------------   ---------------
                                                                                            (In thousands)
Assets
    Total assets for reportable segments.......................................    $       29,194    $       27,937
    Corporate assets...........................................................            53,404            53,927
                                                                                   ---------------   ---------------
       Total assets............................................................    $       82,598    $       81,864
                                                                                   ===============   ===============


                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE H -- EXECUTIVE STOCK OPTIONS

As previously disclosed in our Form 10K, we and our President and Chief Executive Officer, William F. Coyro, Jr., entered into an employment agreement on August 9, 2001. The terms of the agreement provided for TechTeam Global, Inc. stock options granted to Dr. Coyro to become exercisable on September 30, 2002, with the number of stock options exercisable determined by the average closing price of our common stock during the month of September 2002. The actual number of stock options that became exercisable by Dr. Coyro under this formula was 100,000.

Accounting Principles Board Opinion No. 25 required that in 2002 we record a charge that was determined by multiplying the number of options actually awarded by the difference in the stock price at the time the number of options become determined and the exercise price for the option. Accordingly, we recorded a charge of $410,000, which represented 100,000 options multiplied by $6.85 (closing price of the stock on October 1, 2002) less $2.75 (the option exercise price), $408,000 of this expense was accrued in the second quarter of 2002, and an additional $2,000 in expense in the third quarter of 2002. These charges were recorded in selling, general, and administrative expenses.

NOTE I -- INCOME TAXES

The consolidated effective tax rate differs from the statutory tax rate due to certain non-deductible expenses.

NOTE J -- SUBSEQUENT EVENT

On April 8, 2003, TechTeam Global, Inc. completed a private placement of 689,656 shares of newly created Series A Convertible Preferred Stock ("Series A Preferred Stock") with ChrysCapital II, LLC, ("CCII") a Mauritius limited liability company, in consideration for five million six dollars ($5,000,006) or $7.25 per share. Refer to Part II, Item 2 for further description of the transaction. Series A Preferred Stockholders are currently entitled to elect one director to the Company's Board of Directors, and CCII has agreed, through its representative on the Board, Mr. Brahmal Vasudevan, to provide advice and guidance to the Company regarding the Company's expansion into India and elsewhere in Asia. The holder(s) of Series A Preferred Stock ("Holder") has the right to vote each share of its Series A Preferred Stock as if it were converted to the Company's Common Stock. Refer to Part II, Item 2 for further description of the transaction.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Our actual results may differ materially from those included in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We do not undertake an obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 2002.

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

TechTeam Global, Inc. is incorporated under the laws of the State of Delaware. The Company's common stock is traded on the Nasdaq National Stock Market(R) under the symbol "TEAM". Our client base includes Ford Motor Company, DaimlerChrysler, Deere & Company, Cendant Corporation, Liberty Mutual Insurance Company, Schering-Plough Research Institute, and other companies in the manufacturing, pharmaceutical, office equipment, insurance, logistics, hospitality, food service, retail, and other industries.

We had total employees of 1,351 and 1,298 at March 31, 2003 and December 31, 2002, respectively.

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

We have deployed a "single point of contact" (SPOC) model to enable the customer to consolidate its incident resolution support functions into a centralized help desk. Our technicians are specially trained in the customer's products and applications to enable them to diagnose problems and answer technical questions. Our technicians answer questions and diagnose technical problems ranging from application features and functionality to wide area network (WAN) failures. If the technician is not able to resolve the problem with the end user, the call is escalated to the appropriate resource to solve the problem. Data collected by our technicians shows trends in IT usage and potential trouble spots. We implement advanced data analytics to identify the cause(s) of problem areas. From these analyses, we offer improvement opportunities to our customers.

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

We also believe that we can succeed at maintaining our gross margin levels as a result of achieving productivity gains and managerial efficiencies. Historically, we have provided our help desk solutions to our customers on a fixed-price-per-number-of-technicians providing the service. While we still provide this model of service for some of our customers, we have successfully moved many of our contracts to pricing models based upon the number of incidents handled by our technicians, on a per end-user seat managed, or on a managed service basis. Our experience has demonstrated that these models provide us with greater control over the required staffing levels and therefore the cost of providing these services.

We have also noted our customers' increased focus on the Company's non-financial performance metrics, including the quality and accuracy of our service delivery and the satisfaction of the end users. In order to deliver stable or improving gross margin performance given the continuing downward price pressure and quality focus, we are required to constantly find ways to improve our service delivery. To this end, we have implemented a number of measures to assure the development, use, and standardization of best practices over our various help desks. We have successfully received ISO 9001:2000 certification in our major help desk centers in Southfield and Dearborn, Michigan and our facility in Brussels, Belgium, and are seeking certification for our Davenport, Iowa site. We have also implemented a Performance Management Office that is responsible for driving best practices through each of our help desk centers.

Our largest help desk services project is the Ford Motor Company SPOC program. Under the global SPOC program, TechTeam provides a single point of contact for parts of the technology infrastructure of Ford Motor in North America, the United Kingdom, Germany, and Ford Motor Credit Corporation in North America. As a global service provider, we are responsible for providing consistent service levels with a constant support level at one global price per technology seat maintained. Our technicians handle inbound "level one" help desk support requests via the telephone, web submit, and e-mail. We also handle level one desk side support requests. Encompassed within the SPOC program is the Project Office that is responsible for flexibly providing project work to our customers. Outside of our Dearborn, Michigan help desk servicing Ford of North America, we provide these services on our customers' sites.

In March 2002, we established TechTeam Europe, AB, our Swedish subsidiary. WM-Data, a leading provider of IT outsourcing services in the Nordic region, was awarded a contract with Volvo AB, a member of the Ford Motor Company Premier Auto Group, to provide a managed IT outsourcing solution. TechTeam Europe, AB will be providing help desk and desk side support services to Volvo through WM-Data. We have successfully launched support services with Volvo. However, the roll out of the services has been significantly slower than anticipated due to issues outside our control.

In Brussels, Belgium, we operate a multilingual technical support help desk for our customers, which is conversant in as many as 22 languages. This help desk service is a unique value proposition as we provide technical support on a Pan-European and global basis from one location. During the three-month period ended March 31, 2003, revenue grew 76.1% to $3.4 million from $1.9 million for the three-month period ended March 31, 2002. This growth is attributable to the stability of the customer base and the establishment of a steady stream of new customer relationships. We recently announced the doubling of our Brussels help desk operation. This expansion is due, in part, to significant additional business from Canon Europe, NV, a subsidiary of Canon, Inc. of Japan. We also have successfully implemented a strategy to support the Electronic Data Capture
(EDC) of the business processes associated with new drug trials in the pharmaceutical industry. We provide EDC support for Schering-Plough Research Institute and CRF Box.

In light of the demand for the value proposition provided by multilingual helpdesk operations, we are looking to expand our operations to Malaysia or other locations where we can acquire or develop the ability to provide Pan-Asian support.

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

SYSTEMS INTEGRATION

Currently, we provide IT infrastructure (personal computers, printers, phone systems, networks, servers, switches, etc.) support through systems integration, technology deployment, and implementation services from project planning and management to full-scale network server and workstation installations. We offer a wide range of information technology services for the customer, ranging from technology consulting to desk side support to network monitoring. We provide the IT staff for American Community Mutual Insurance Company, who in turn provide a full range of infrastructure support, including help desk, desk side support, deployment, and network support. We are a channel partner for inSORS, a web collaboration tool providing video and audio conferencing and a wide range of other capabilities.

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

We believe that companies will need to start a new round of infrastructure construction and spending in the near term because of the continued aging of their current infrastructure and the required development of tools that will improve their productivity. Also, we believe that there will be a greater emphasis on the use of new technologies, which move data and presentations electronically, as opposed to physically. We envision customers' spending to grow with respect to security, networking, wireless devices, wireless infrastructure, storage, and voice over IP. As spending increases, opportunities for project work will increase.

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

TECHNICAL STAFFING

We maintain a staff of trained technical personnel to provide IT and business process support to our clients at their facilities. We recruit a technically proficient employee base. We enhance our employees' proficiency by providing access to technical training programs, which includes training in new technologies; in advanced operating systems like Windows 2000, Windows XP, and Unix; and in sophisticated applications such as SAP and PeopleSoft. This training allows us to provide our customers with highly skilled professionals, trained, and certified in the latest technologies.

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

TRAINING

We provide custom training and documentation solutions that include a wide spectrum of offerings, including computer-based training (CBT), distance learning, course catalogs, registration, instructional design consultants, customized course materials, certified trainers, evaluation options, desk side tutorials, and custom reports. We provide customized training programs for many of our customers' proprietary applications.

EQUIPMENT LEASING

TechTeam Capital Group, L.L.C. ("Capital Group"), a subsidiary of the Company, previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from 2 to 5 years. Effective March 31, 2000, the majority of Capital Group staff was terminated and Capital Group ceased looking for new leasing opportunities. Capital Group is currently running out its lease portfolio. With the exception of renewals of existing leases, the majority of the portfolio will run off by the end of the second quarter 2003. We cannot predict how many lease renewals we will receive or how long they will be in effect.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

Historically, we have been heavily dependent upon two or three major clients for a substantial portion of our revenues. Any loss of (or failure to retain a significant amount of business with) these key clients would have a material adverse impact on the Company. Our major clients include Ford Motor Company ("Ford") and DaimlerChrysler. For the years ended December 31, 2002, and 2001 respectively, Ford accounted for 50.0% and 43.6% of the Company's total revenues and DaimlerChrysler accounted for 15.4% and 17.5% of revenues. For the three-month periods ended March 31, 2003 and 2002 respectively, Ford accounted for 52.7% and 48.5% of the Company's total revenues and DaimlerChrysler accounted for 15.4% and 14.9% of revenues.

We continue to increase our revenue with Ford, increasing from $41.2 million in 2001 to $43.3 million in 2002. Our business with Ford consists of the SPOC program noted previously, technical staffing, and installation of new personal equipment through the Dell Corporation. With the addition of the support services being provided for Volvo AB and the anticipated growth in the SPOC program, we believe that our revenue for Ford will continue to grow.

We continue to seek to diversify our client base from both a client and industry perspective. During 2002, we were successful in selling new non-Ford related business, especially through our Belgium help desk. We met with limited success in diversifying our business base in the United States, and our operations in the United Kingdom and Germany solely service Ford. A major facet of our business strategy for 2003 is to diversify our business and become less revenue-dependent on Ford.

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

We believe the following factors may provide us with competitive advantages over certain of our competitors:

     o Strong Internationally-Recognized Client Base -- Our existing multinational clients provide us with a strong foundation for the development of new business.

     o Price -- Our cost structure is lower than our major outsourcing competitors.

     o Qualified Technical Staff -- We focus on developing and retaining high quality talent. Our employees are trained and offered a career path to higher-level positions within the Company.

     o Quality Client-Driven Metrics and Service Excellence -- As an ISO 9001 certified company, we follow a well-defined quality system with a focus on continuous improvement.

     o Core Expertise -- Our ability to deliver mission critical IT and business process solutions has been well established and recognized by our diverse customer base.

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

LEASING OPERATIONS

As previously disclosed, TechTeam Capital Group is running out its lease portfolio. Capital Group ceased writing new leases in March of 2000. While there are a few leases whose original lease termination dates extend through

March of 2005, the vast majority of the lease terminations will occur before May of 2003. The future revenue stream for these remaining contractually committed leases is $472,000 as of March 31, 2003.

Despite the decision to discontinue writing new leases, sustained efforts are required in order to obtain maximum value from the lease portfolio. Capital Group seeks to obtain value by extending leases on a month-to-month basis or for a fixed term, selling lease equipment before its original lease term expires, and selling off-lease equipment from its inventories.

During the first quarter of 2003, Capital Group received $738,000 in additional month-to-month lease renewal revenue above the amount that was contractually committed. We have not estimated additional revenues from future lease renewals as it is not possible for us to predict how many lease renewals we will receive or how long they will be extended.

As Capital Group runs out its lease portfolio, these lease assets, and their associated residual reserves, are transferred to the inventories account. Currently, the inventories of off-lease assets are carried at a book value of $3.0 million and have a reserve of $1.7 million for an adjusted value of $1.3 million, which represents 8.6% of the original equipment cost. During 2002, we sold inventory for an average of 10.2% of original cost. During the first quarter of 2003, we sold inventory for an average of 4.6% of original cost. During the first quarter of 2003, Capital Group sold assets from its inventories with a net book value of $546,000 for $345,000, for a loss of $201,000. Capital Group currently sells assets directly and also uses equipment brokers to sell assets. Capital Group and its brokers sell assets to both retail and wholesale customers. Inventories net of reserve include approximately $895,000 returned in 2002 and approximately $380,000 returned in 2003.

The performing lease assets of $2.0 million have a reserve of $355,000 for an adjusted net book value of $1.6 million. During the second quarter of 2003, Capital Group estimates that lease assets with a residual value of $1.6 million and a reserve of $343,000, for a net of $1.2 million, will come off lease and transfer into inventories, unless renewed or sold.

Obtaining the value of the performing lease assets and the off-lease equipment inventories is the most significant financial risk faced by Capital Group. The $1.7 million reserve for the off-lease inventories represents 56.8% of the $3.0 million inventory amount. Capital Group has a $355,000 residual reserve for the lease assets currently on lease, or 18.0% of the $2.0 million of current book value of these leased assets. Capital Group is also evaluating the use of additional sales channels in order to improve the value obtained for its disposed assets.

Capital Group's accounts receivable increased to $3.7 million at March 31, 2003 from $3.3 million at December 31, 2002 primarily due to customer payment delays. As we close down our portfolio and leasing relationships end, we are experiencing additional collection delays. Allowances against accounts receivable were increased to $563,000 at March 31, 2003 from $415,000 at December 31, 2002 in recognition of the additional collection challenges.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002

Revenues decreased 5.2% to $21.8 million in the first quarter of 2003 from $22.9 million in the first quarter of 2002. This decline was primarily due to a 67.8% decrease in revenue from leasing operations to $1.0 million from $3.2 million, as a result of our decision to discontinue the leasing business operation. Leasing revenues will continue to decline over the next year depending on the size and duration of renewals. Revenues from our corporate services segment increased 5.0% to $20.7 million from $19.7 million. Revenues from corporate help desk services increased 11.0% to $16.0 million from $14.4 million, due to growth in business with our existing customers, primarily Ford Motor Company. Revenues from technical staffing decreased 15.8% to $2.4 million from $2.8 million principally as a result of price concessions granted to existing customers and reductions in placements. Revenues from systems integration decreased 4.3% to $2.1 million from $2.2 million primarily due to reduced volume in the hospitality, retail, and food service industries. If our revenues in hospitality, retail, and food services business do not recover, we may be required to write off certain intangible assets with a carrying value of $368,000 at March 31, 2003. Revenue from the provision of training programs declined 20.9% to $218,000 from $276,000.

Gross profit as a percentage of sales decreased to 21.4% in the first quarter of 2003 from 22.5% in the first quarter of 2002. This decrease was primarily due to a decrease in gross profit margins from our leasing operations, to a negative gross profit margin of (3.0) % in 2003 from a positive gross profit margin of 7.2% in 2002. Secondarily, the gross profit margin decreased for corporate services to 22.6% from 24.9%. Within the corporate services product segment, the corporate help desk services gross profit margin decreased to 22.5% from 27.1% due primarily to the $464,000 in price concessions included in the multi-year contracts negotiated during 2002 with some of our help desk customers, including Ford Motor Company and Deere & Company. The systems integration gross profit margin decreased slightly to 26.1% from 26.4%. The training program gross profit margin decreased to 17.9% from 24.3%. These gross profit margin decreases were partially offset by an improvement in the technical staffing gross profit margin to 21.1% from 12.7%.

Selling, general, and administrative (SG&A) expense increased to $4.4 million in the first quarter of 2003 from $3.9 million in the first quarter of 2002. The Selling portion of SG&A expense increased by $220,000 as we invested in a new sales team in order to increase revenue during 2003. Our payroll expense increased by $157,000, outside services expense by $34,000 and travel expense by $25,000. The General and Administrative portion of SG&A expense increased $292,000 primarily due to increased facilities expense of $120,000 for office space formerly used in our operations that we are working to sublease, increased property, commercial and other insurance expense of $57,000, depreciation expense of $57,000, and recruiting expense of $45,000. Accounting fees expense increased $111,000 due primarily to due diligence and audit fees in regards to a potential acquisition candidate we ultimately did not acquire. The compensation for the members of the Board of Directors increased by approximately $30,000 due to the Company's decision to increase the monthly retainer and to pay Directors for committee meetings in order to fairly compensate Directors for their services. These expense increases were partially offset by reduced expenses for payroll and payroll taxes by $63,000, and other net expense savings of $26,000. SG&A in the first quarter of 2002 included an additional bad debt expense of $39,000 in comparison to the first quarter of 2003.

The Company's Michigan Single Business tax expense decreased $23,000 to $202,000 in the first quarter of 2003 from $225,000 in the first quarter of 2002.

Interest Income increased to $218,000 in the first quarter of 2003 from $205,000 in the first quarter of 2002. This increase is a result of the increased cash, cash equivalents, and marketable securities balance of $45.0 million at March 31, 2003 versus $38.2 million at March 31, 2002, despite reduced returns from our cash investments. The decline in our investment yield is consistent with the overall decline in short-term market interest rates and returns. Interest expense decreased to $9,000 from $70,000 due primarily to the continuing reduction in outstanding debt, related to our leasing operations.

The consolidated effective tax rate differs from the statutory tax rate due to certain non-deductible expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

DEFERRED INCOME TAXES:

At March 31, 2003, we had net deferred tax assets of $1.2 million, primarily related to alternative minimum tax credit carry forwards in the United States, which do not expire. Realization of the deferred tax assets depends upon sufficient levels of future taxable income. Based on historical and expected future taxable income, we believe it is more likely than not that these deferred tax assets will be realized. If at any time we believe that current or future taxable income will not support the realization of deferred tax assets, a valuation allowance would be provided.

INVENTORIES:

Inventories consist primarily of equipment retained by the Company's leasing operations subsequent to the end of the lease term and intended for resale. Such off-lease equipment is valued at the lower of estimated market value at lease termination or current market value. The values of inventories are impacted by a number of factors, including the speed of technological change and the secondary market for used computer equipment. Valuation reserves against depreciated costs of off-lease equipment inventories amounted to $1.7 million at March 31, 2003 and $2.0 million at December 31, 2002. The net inventories balance of $1.3 million at March 31, 2003 is 8.6% of the original cost of the equipment. Equipment returned prior to December 31, 2001 is fully reserved, i.e., carried at a net book value of zero. Inventories net of reserve include approximately $895,000 worth of equipment returned in 2002 and approximately $380,000 returned in 2003. The Company also has $43,000 of computer supplies inventories.

LEASED ASSETS:

We periodically review our estimate of residual values of leased assets, which consist principally of computer equipment. The values of the leased assets are impacted by a number of factors, including the speed of technological change, the secondary market for used computer equipment, the disposition of customers towards lease renewals, and our ability to offer structured alternatives to our customers. Valuation reserves against depreciated cost of leased equipment amounted to $355,000 at March 31, 2003 and $823,000 at December 31, 2002.
Substantially all of the net decreases in such reserves resulted from the lease terms ending and the equipment being sold or transferred to inventories. The net leased equipment amount of $1.6 million represents approximately 10.5% of its original cost. There can be no assurance that our estimates of residual values will accurately reflect future results.

ACCOUNTS RECEIVABLE:

We periodically review our accounts receivable balances for collectibility based on a combination of historical experience and existing economic conditions. The definition of "delinquent accounts" is based on the governing contractual terms. Delinquent accounts and balances are written off when we determine they are uncollectible. Our customers are generally large, well-capitalized entities. We generally do not require collateral. As our leasing portfolio winds down, additional collection challenges may be encountered. Allowances against accounts receivable amounted to $701,000 at March 31, 2003 and $597,000 at December 31, 2002. The accounts receivable balance for the leasing operations segment at March 31, 2003 amounted to $3.7 million, less an allowance of $563,000. There can be no assurance that our estimates of collectibility will accurately reflect future results.

Our Senior Management has discussed the development and selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET:

As of March 31, 2003 our balance sheet reflects a high degree of liquidity and little financial leverage.

Cash, cash equivalents, and marketable securities decreased by $1.0 million, from $45.9 million on December 31, 2002 to $44.9 million on March 31, 2003. Our working capital position increased by $1.5 million during the first three months of 2002, from $60.7 million as of December 31, 2002 to $62.2 million as of March 31, 2003.

Our total debt decreased during the first three months of 2003, from a balance of $850,000 on December 31, 2002 to $503,000 on March 31, 2003. The Company's total debt as a percentage of its cash, cash equivalents, and securities decreased from 1.9% on December 31, 2002 to 1.1% on March 31, 2003.

As of March 31, 2003 our book value per fully diluted share was $6.79.

CASH USED IN OPERATIONS:

Cash used in operating activities was $883,000 for the three months ended March 31, 2003. A significant use of operating cash was the increase of $2.6 million in accounts receivable. Depreciation and amortization expense for the three months ended March 31, 2003 was $1.6 million, of which $541,000 came from our leasing operations.

CASH USED IN INVESTING ACTIVITIES:

Net cash used in investing activities was $408,000 for the three months ended March 31, 2003. We used $986,000 to purchase assets to be used in the provision of customer services and used $152,000 to purchase marketable securities. We received $667,000 from assets used in leasing operations and $63,000 from other activities.

CASH PROVIDED BY FINANCING ACTIVITIES:

Cash provided by financing activities was $100,000. We received $105,000 from the issuance of common stock related to the exercise of stock options. Additionally $189,000 resulted from foreign currency transaction adjustments. We used $194,000 to pay down debt related to leasing operations.

ITEM 4 -- CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 8, 2003, TechTeam Global, Inc. completed the private placement of 689,656 shares of a newly created Series A Convertible Preferred Stock ("Series A Preferred Stock") with ChrysCapital II, LLC ("CCII") in consideration for five million six dollars ($5,000,006) or $7.25 per share. Expenses incurred by the Company in connection with the issuance of the Series A Preferred Stock were approximately $127,800, including a commission of $50,000, none of which were paid or are owed to directors or officers of the Company. The net offering proceeds are approximately $4,872,206. We anticipate using these funds to acquire businesses in the Far East. The transaction is exempt from registration requirements under section 5 of the Securities Act of 1933 ("Act") under section 4(2) of the Act, as amended, and Rule 506 of Regulation D promulgated by the U.S. Securities and Exchange Commission. Specifically, CCII is a partnership with total assets in excess of $5,000,000. The holder of Series A Preferred Stock may convert its Series A Preferred Stock into Common Stock at any time after the first anniversary of the initial issuance thereof on a one share of Series A Preferred Stock for one share of Common Stock basis. The conversion ratio is subject to adjustment if there is a dilutive issuance.


ITEM 5 -- OTHER INFORMATION

Election to the Board of Directors

     G. Ted Derwa was elected to the Board of Directors effective January 21, 2003.

     Justice Conrad L. Mallett, Jr. was elected to the Board of Directors effective January 21, 2003.

     The Company's Board of Directors expanded the size of its membership to 10 seats to accommodate the seat granted with the private placement of newly created Series A Convertible Preferred Stock with ChrysCapital II LLC.

     Brahmal Vasudevan was appointed to the Board of Directors effective April 8, 2003 by ChrysCapital II LLC, to fill the seat granted with the private placement of Series A Convertible Preferred Stock with ChrysCapital II, LLC.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1 Written Statement of the Chief Executive Officer Pursuant to 10 U.S.C. Section 1350

         99.2 Written Statement of the Chief Financial Officer Pursuant to 10 U.S.C. Section 1350

(b)      Reports on Form 8-K.

         (i) Announcement of the Election of G. Ted Derwa and Justice Conrad L. Mallett, Jr. to its Board of Directors effective January 21, 2003, dated January 13, 2003.

         (ii) Announcement of the Company's earnings for 2002 and the Fourth Quarter of 2002, dated February 24, 2003.

         (iii)    Filing of SEC Form 10-K for 2002, dated March 13, 2003.

         (iv) Announcement of the private placement of Preferred Stock with ChrysCapital II, LLC, dated April 9, 2003.


ITEMS 3 AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          TechTeam Global, Inc.
                                          ----------------------
                                                   (Registrant)


    Date:     May 8, 2003                 By: /s/ William F. Coyro, Jr.
                                              --------------------------------
                                              William F. Coyro, Jr.
                                              President and Chief
                                              Executive Officer


    Date:     May 8, 2003                 By: /s/ David W. Morgan
                                              --------------------------------
                                              David W. Morgan
                                              Vice President, Chief Financial
                                              Officer and Treasurer

                   WRITTEN STATEMENT OF WILLIAM F. COYRO, JR.

I, William F. Coyro, Jr., President and Chief Executive Officer of TechTeam Global, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of TechTeam Global, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  May 8, 2003                                  /s/ William F. Coyro, Jr.
                                                    ----------------------------
                                                    William F. Coyro, Jr.

                      WRITTEN STATEMENT OF DAVID W. MORGAN

I, David W. Morgan, Vice President, Chief Financial Officer, and Treasurer of TechTeam Global, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of TechTeam Global, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: May 8, 2003                                  /s/ David W. Morgan
                                                  ---------------------------
                                                       David W. Morgan

                               10-Q EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002