Form 10-Q
period 2003-06-30
TECHTEAM GLOBAL INC
filed 2003-08-14
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2003



  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the transition period from     to
                                                   ---    ---

                         Commission file number 0-16284


                              TECHTEAM GLOBAL, INC.
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


  Registrant's telephone number, including area code: (248) 357-2866
                                                      --------------
  Registrant's Internet address:                      www.techteam.com
                                                      -----------------

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               |X| Yes |_| No

The number of shares of the registrant's only class of common stock outstanding at July 31, 2003 was 9,728,953.



THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-Q

                                      INDEX

-----------------------------------------------------------------------------------------------------------------------
                                                                                                                PAGE
                                                                                                               NUMBER
-----------------------------------------------------------------------------------------------------------------------

 PART I -- FINANCIAL INFORMATION

 ITEM 1

 Condensed Consolidated Statements of Operations (Unaudited)                                                     3
          Three and Six Months Ended
          June 30, 2003 and 2002

 Condensed Consolidated Statements of Financial Position (Unaudited)                                            4-5
          June 30, 2003 and December 31, 2002

 Condensed Consolidated Statements of Cash Flows (Unaudited)                                                      6
          June 30, 2003 and 2002

 Notes to the Condensed Consolidated Financial Statements (Unaudited)                                           7-14

 ITEM 2

 Management's Discussion and Analysis of Financial Condition and Results of Operations                         15-20

 ITEM 4

 Controls and Procedures

 PART II -- OTHER INFORMATION                                                                                    20

 ITEM 1

 Legal Proceedings

 ITEM 2                                                                                                          21

 Changes in Securities and Use of Proceeds

 ITEM 4                                                                                                          21

 Submission of Matters to a Vote of Security Holders

 ITEM 5                                                                                                          21

 Other Information

 ITEM 6                                                                                                          22

 Exhibits and Reports on Form 8-K                                                                                22

 Signatures                                                                                                      23
-----------------------------------------------------------------------------------------------------------------------

                        PART 1 -- FINANCIAL INFORMATION

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


ITEM 1--FINANCIAL STATEMENTS

                                                             THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                             ----------------------------    --------------------------
                                                                 2003           2002            2003           2002
                                                             ------------    ------------    ------------   -----------
                                                                         (In thousands, except per share data)
REVENUES
    Corporate services
       Corporate help desk services.......................   $     16,457    $    14,309    $     32,466   $     28,728
       Technical staffing.................................          2,412          2,594           4,778          5,402
       Systems integration................................          2,144          2,211           4,282          4,446
       Training programs..................................            243            307             461            583
                                                             ------------    -----------    ------------   ------------
    Total corporate services..............................         21,256         19,421          41,987         39,159
    Leasing operations....................................            660          2,481           1,692          5,690
                                                             ------------    -----------    ------------   ------------
TOTAL REVENUES............................................         21,916         21,902          43,679         44,849
COST OF SERVICES DELIVERED................................         18,857         16,732          35,961         34,525
                                                             ------------    -----------    ------------   ------------
GROSS PROFIT..............................................          3,059          5,170           7,718         10,324
                                                             ------------    -----------    ------------   ------------
OTHER OPERATING EXPENSES
    Selling, general, and administrative..................          4,932          4,434           9,385          8,324
    Michigan Single Business Tax..........................            340            225             542            450
                                                             ------------    -----------    ------------   ------------
TOTAL OTHER OPERATING EXPENSES............................          5,272          4,659           9,927          8,774
                                                             ------------    -----------    ------------   ------------
Operating income (loss)...................................         (2,213)           511          (2,209)         1,550
                                                             ------------    -----------    ------------   ------------

Currency transaction gain.................................            311             --             363             --
Interest income...........................................            292            269             510            474
Interest expense..........................................            (14)           (14)            (23)           (84)
                                                             ------------    -----------    ------------   ------------
NET OTHER INCOME..........................................            589            255             850            390
                                                             ------------    -----------    ------------   ------------

Income (loss) before income taxes.........................         (1,624)           766          (1,359)         1,940
Income tax provision (credit).............................           (200)           348               6            880
                                                             ------------    -----------    ------------   ------------
Income (loss) before cumulative effect of accounting change        (1,424)           418          (1,365)         1,060
Cumulative effect of accounting change....................             --             --              --          1,123
                                                             ------------    -----------    ------------   ------------
NET INCOME (LOSS).........................................   $     (1,424)   $       418    $     (1,365)  $        (63)
                                                             ============    ===========    ============   ============
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of accounting change  $       (.14)   $       .04    $       (.13)  $       0.10
Cumulative effect of accounting change ...................             --             --                          (0.11)
                                                             ------------    -----------    ------------   ------------
Total basic earnings (loss) per share ....................   $       (.14)   $       .04    $       (.13)  $      (0.01)
                                                             ============    ===========    ============   ============
DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of accounting change  $       (.14)   $       .04    $       (.13)  $       0.10
Cumulative effect of accounting change ...................             --             --              --          (0.11)
                                                             ------------    -----------    ------------   ------------
Total diluted earnings (loss) per share ..................   $       (.14)   $       .04    $       (.13)  $      (0.01)
                                                             ============    ===========    ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic.................................................         10,492         10,941          10,593         10,922
    Net effect of dilutive stock options..................             --            306              --            182
                                                             ------------    -----------    ------------   ------------
    Diluted...............................................         10,492         11,247          10,593         11,104
                                                             ============    ===========    ============   ============

                                 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS), AS SET FORTH ABOVE.....................         (1,424)           418          (1,365)           (63)
Foreign currency translation adjustments..................            174            392             363            295
                                                             ------------    -----------    ------------   ------------
COMPREHENSIVE INCOME (LOSS)...............................         (1,250)           810          (1,002)           232
                                                             ============    ===========    ============   ============

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                  (UNAUDITED)


                                                                                   JUNE 30,         DECEMBER 31,
                                  ASSETS                                             2003               2002
---------------------------------------------------------------------------     --------------     ---------------
                                                                                          (In thousands)
CURRENT ASSETS
    Cash and cash equivalents..............................................     $       40,562     $        39,435
    Securities available for sale..........................................              5,806               6,492
    Accounts receivable -- corporate services (less allowances of $160
       June 30, 2003 and $182 at December 31, 2002)........................             18,356              14,328
    Accounts receivable -- leasing (less allowances of $704 at June 30,
       2003 and $415 at December 31, 2002).................................              1,762               2,906
    Refundable taxes.......................................................                863               1,393
    Inventories of off-lease equipment and supplies (less reserves of
    $2,572 at June 30, 2003 and $1,974 at December 31, 2002)...............                166               1,452
    Prepaid expenses and other.............................................                820                 864
    Deferred income tax....................................................              1,442               1,242
                                                                                --------------     ---------------
    TOTAL CURRENT ASSETS ..................................................             69,777              68,112





PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
    Computer equipment and office furniture................................             19,673              18,169
    Purchased software.....................................................              9,943               9,435
    Leasehold improvements.................................................              4,177               3,531
    Transportation equipment...............................................                226                 273
                                                                                --------------     ---------------
                                                                                        34,019              31,408
    Less -- Accumulated depreciation and amortization......................             24,714              22,768
                                                                                --------------     ---------------
                                                                                         9,305               8,640




OTHER ASSETS
    Assets of leasing operations, net of amortization (less reserves of
       $246 at June 30, 2003 and $823 at December 31, 2002)................              1,471               3,489
    Intangibles (less accumulated amortization of $6,838 at
       June 30, 2003 and $6,442 at December 31, 2002)......................              1,035               1,432
    Other..................................................................                128                 191
                                                                                --------------     ---------------
                                                                                         2,634               5,112
                                                                                --------------     ---------------
TOTAL ASSETS...............................................................     $       81,716     $        81,864
                                                                                ==============     ===============

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (continued)
                                  (UNAUDITED)

                                                                                   JUNE 30,         DECEMBER 31,
                   LIABILITIES AND SHAREHOLDERS' EQUITY                              2003               2002
---------------------------------------------------------------------------     --------------     ---------------
                                                                                          (In thousands)
CURRENT LIABILITIES
    Accounts payable.......................................................     $        3,257     $         1,639
    Accrued payroll, related taxes, and withholdings.......................              3,179               3,187
    Deferred revenues......................................................                475                 321
    Accrued expenses and taxes.............................................              1,942               1,618
    Current portion of notes payable.......................................                340                 492
    Other..................................................................                169                 175
                                                                                --------------     ---------------
    TOTAL CURRENT LIABILITIES..............................................              9,362               7,432


LONG-TERM LIABILITIES......................................................                565               1,112

REDEEMABLE CONVERTIBLE PREFERRED STOCK, PAR VALUE $.01, 5,000,000
    SHARES AUTHORIZED, 689,656 ISSUED AND OUTSTANDING......................              5,000                  --

SHAREHOLDERS' EQUITY
    Common stock, par value $.01, 45,000,000 shares authorized, issued 17,000,167 and 16,953,100 shares at
       June 30, 2003 and December 31, 2002, respectively...................                170                 169
    Additional paid-in capital.............................................            109,537             109,482
    Retained earnings (deficit)............................................               (250)              1,114
    Accumulated other comprehensive income -- foreign currency
       translation adjustment..............................................                519                 156
                                                                                --------------     ---------------
    Total..................................................................            109,976             110,921
    Less -- Treasury stock (7,171,214 and 6,274,436 shares
       at June 30, 2003 and December 31, 2002, respectively)...............             43,187              37,601
                                                                                --------------     ---------------
    Total shareholders' equity.............................................             66,789              73,320
                                                                                --------------     ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................     $       81,716     $        81,864
                                                                                ==============     ===============


                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                ----------------------------------
                                                                                     2003                2002
                                                                                --------------      --------------
                                                                                          (In thousands)
 OPERATING ACTIVITIES
     Income (loss) before cumulative effect of accounting change...........      $      (1,365)     $        1,060
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization...................................              3,150               6,763
           Change in leasing business reserves.............................              1,050                  --
           Non-cash stock option compensation expense......................                 36                 439
           Treasury stock contributed to 401(k) plan and other.............                 38                 104
           Changes in current assets and liabilities.......................               (819)             (2,204)
           Changes in long-term liabilities................................                (40)                 --
                                                                                --------------      --------------
        Net cash provided by operating activities..........................              2,050               6,162

 INVESTING ACTIVITIES
     Purchase of property, equipment and software, net.....................             (2,548)             (2,315)
     Disposal of leased equipment..........................................              1,251               2,713
     Sale of marketable securities.........................................                686               1,640
     Decrease in investment in direct financing leases and residuals.......                132                  71
     Other.................................................................                 63                 (10)
                                                                                --------------      --------------
        Net cash (used in) provided by investing activities................               (416)              2,099

 FINANCING ACTIVITIES
     Purchase of Company common stock......................................             (5,628)                 --
     Proceeds from issuance of redeemable preferred stock, net.............              4,817                  --
     Payments on notes payable, net........................................               (266)             (2,885)
     Proceeds from issuance of common stock................................                207                 326
     Other.................................................................                363                 295
                                                                                --------------      --------------
        Net cash used in financing activities..............................               (507)             (2,264)
                                                                                --------------      --------------
        Increase in cash and cash equivalents..............................              1,127               5,997
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................             39,435              30,251
                                                                                --------------      --------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD................................      $      40,562      $       36,248
                                                                                ==============      ==============

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited consolidated financial statements have been prepared by TechTeam Global, Inc. ("TechTeam" or "Company" or "We") in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Certain reclassifications have been made to the 2002 financial statements in order to conform to the 2003 financial statement presentation.

NOTE A -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and are calculated using the treasury stock method.

The weighted average number of diluted shares fell from 11,102,814 at December 31, 2002 to 10,593,131 at June 30, 2003, due primarily to the common shares the Company repurchased during the second quarter of 2003 under the Company's stock repurchase program.

For the three and six month periods ended June 30, 2003, diluted and basic weighted average shares outstanding are the same because the effects of potentially dilutive options would be antidilutive since there are losses in each period.

NOTE B -- DESCRIPTION OF THE BUSINESS

Revenues from clients that represented ten percent or more of total revenue are as follows:

                                                              2003                               2002
                                                 -------------------------------   ---------------------------------
                                                                    PERCENT OF                          PERCENT OF
                                                    AMOUNT            TOTAL            AMOUNT             TOTAL
                                                 -------------     -------------   --------------      -------------
                                                            (In thousands except percent of total data)
THREE MONTHS ENDED JUNE 30,
    Ford Motor Company......................     $      10,843             49.5%    $     11,004             50.2%
    DaimlerChrysler.........................             3,091             14.1%           3,154             14.4%

SIX MONTHS ENDED JUNE 30,
    Ford Motor Company......................     $      22,316             51.1%    $     22,121             49.3%
    DaimlerChrysler.........................             6,445             14.8%           6,580             14.7%




NOTE C -- EFFECTS OF ACCOUNTING PRONOUNCEMENTS
In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. As of January 1, 2002 we adopted SFAS 142. Accordingly, we took a charge of $1.1 million related to impaired goodwill in our Leasing operations in the first quarter of 2002. Under SFAS 142, the charge recognized upon adoption of the statement was reported as the cumulative effect of an accounting change.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C -- EFFECTS OF ACCOUNTING PRONOUNCEMENTS (continued)

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 is effective for instruments entered into after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003 for public entities. SFAS 150 requires instruments containing a mandatory redemption clause to be reported on the balance sheet as a liability. The Company issued preferred stock in April 2003. The preferred stock contains a mandatory redemption requirement, with the right to convert the preferred stock into common stock (see Note J). The conversion features in the preferred stock prevent the instrument from being subject to the reporting requirements of SFAS 150. Redeemable preferred stock is not shown as a component of equity, but is shown separately between debt and equity on the balance sheet so as not to be confused with permanent capital.

During 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities. FASB Interpretation 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company is in process of evaluating the effects of FASB Interpretation 46. Based upon the in process review, the Company believes that adoption of the pronouncement will have no significant effect on reported financial position or results of operations.

NOTE D -- STOCK OPTIONS

We account for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

Pro forma information regarding net income/(loss) and earnings/(loss) per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: a range of risk-free interest rates of 5% to 7% based on the expected life of the options; a volatility factor of .491 and .464 at June 30, 2003 and 2002, respectively, based on the market prices of our common stock; and a weighted average expected life of three years.

As previously disclosed in our Form 10-K, we and our President and Chief Executive Officer, William F. Coyro, Jr., entered into an employment agreement on August 9, 2001. The terms of the agreement provided for TechTeam Global, Inc. stock options granted to Dr. Coyro to become exercisable on September 30, 2002, with the number of stock options exercisable determined by the average closing price of our common stock during the month of September 2002. The actual number of stock options that became exercisable by Dr. Coyro under this formula was 100,000.

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

                         TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)

NOTE D -- STOCK OPTIONS (continued)
For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the options' vesting period. Our pro forma information is as follows:

                                                                           2003          2002

                                                                     (In thousands, except per
                                                                            share data)


 THREE MONTHS ENDED JUNE 30,
 Reported income (loss).......................................     $      (1,424)   $        418
 Executive stock option.......................................                --             269
 SFAS No. 123 expense.........................................               (76)           (122)
                                                                   -------------    ------------
 Pro forma income (loss)......................................            (1,500)            565

 Pro forma loss per share
     Basic....................................................              (.14)            .05
     Diluted..................................................              (.14)            .05

 SIX MONTHS ENDED JUNE 30,
 Reported loss................................................            (1,365)            (63)
 Executive stock option.......................................                --             269
 SFAS No. 123 expense.........................................              (390)           (219)
                                                                   -------------    ------------

 Pro forma loss...............................................            (1,755)            (13)

 Pro forma loss per share
     Basic....................................................              (.17)           (.00)
     Diluted..................................................              (.17)           (.00)

NOTE E -- CHANGES IN ESTIMATES

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from the estimates and assumptions made. TechTeam senior management reviews these estimates and reserves to ensure their reasonableness.

In the second quarter of 2003, we recorded a reduction to the values of the Company's off-lease equipment inventory due to the significant decline in the secondary market for used computer equipment. After obtaining an independent valuation of this inventory equipment, management determined that it would be prudent to augment its reserve account to reduce the net book value of the inventory. We reduced the book value of off-lease inventory by $1.00 million to $166,000, to reflect the deterioration in the secondary computer equipment market.

Reserves against certain receivables were also increased during the second quarter of 2003. After thorough examination of the collectibility of certain receivables, management determined that there was a decreased probability of collection. Allowances against certain receivables were increased by $267,000 to reflect the revised estimate of collectibility on these outstanding notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE F -- LEGAL PROCEEDINGS

Refer to Part II, Item 1 for a description of legal proceedings.

NOTE G -- STOCK REPURCHASE PROGRAMS

In April 2003, we announced a new stock repurchase program to repurchase up to 2,000,000 shares of Company common stock. Under this program, we repurchased 900,978 shares for $5,627,833 inclusive of sales commission expense. Including purchases settled after June 30, 2003, we repurchased a total of 1,000,978 shares for a total cost of $6,268,774, inclusive of sales commission expense.

In August 2002, we announced a stock repurchase program to repurchase up to 2,000,000 shares of common stock. Under this program, we repurchased 470,600 shares for $3,422,701, inclusive of sales commission expense, in 2002. The Company did not acquire any shares of its common stock during the first quarter of 2003 in connection with the program, which expired on February 26, 2003.

NOTE H -- SEGMENT AND GEOGRAPHIC REPORTING

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

Our reportable geographic segments are the United States and Europe. The European segment provides corporate help desk services and technical staffing. The United States geographic segment provides services in all operating segments. Revenues are attributed to geographic segments based upon the location of service delivery.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in our December 31, 2002 Form 10-K. We evaluate performance based on stand-alone operating segment gross profit.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE H -- SEGMENT AND GEOGRAPHIC REPORTING (continued)

Financial information for our business segments is as follows:

                                                    CORPORATE SERVICES
                              ---------------------------------------------------------------
                              CORPORATE
                              HELP DESK    TECHNICAL     SYSTEMS      TRAINING                   LEASING
                              SERVICES     STAFFING    INTEGRATION    PROGRAMS       TOTAL     OPERATIONS      TOTAL
                              ---------   ----------   -----------   -----------  ----------   ----------   -----------
                                                                   (In thousands)
THREE MONTHS ENDED
JUNE 30, 2003
Revenues...................  $    16,457   $    2,412   $    2,144   $       243  $    21,256  $       660  $    21,916
Gross profit...............        3,300          516          521            41        4,378       (1,318)       3,059
Depreciation and
    amortization...........          770           --           13             2          785          362        1,147
Expenditures for property..        1,436           --            6             1        1,443           --        1,443

THREE MONTHS ENDED
JUNE 30, 2002
Revenues...................  $    14,309   $    2,594   $    2,211   $       307  $    19,421  $     2,481  $    21,902
Gross profit...............        3,875          454          553            43        4,925          245        5,170
Depreciation and
    amortization...........          716            6            2             3          727        1,928        2,655
Expenditures for property..          948            4            1             2          955           --          955

SIX MONTHS ENDED
JUNE 30, 2003
Revenues...................  $    32,466   $    4,778   $    4,282   $       461  $    41,987  $     1,692  $    43,679
Gross profit...............        6,895        1,015        1,078            80        9,068       (1,349)       7,718
Depreciation and
    amortization...........        1,508            1           18             3        1,530          903        2,433
Expenditures for property..        2,189           --            9             2        2,200           --        2,200

SIX MONTHS ENDED
JUNE 30, 2002
Revenues...................  $    28,728   $    5,402   $    4,446   $       583  $    39,159  $     5,690  $    44,849
Gross profit...............        7,782          811        1,144           110        9,847          477       10,324
Depreciation and
    amortization...........        1,402           13            5             5        1,425        4,661        6,086
Expenditures for property..        1,671           12            4             4        1,691           --        1,691

SEGMENT ASSETS
June 30, 2003..............  $    20,432   $    2,093   $    1,945   $       216  $    24,686  $     3,272  $    27,958
December 31, 2002..........       16,695        1,919        1,350           216       20,180        7,757       27,937

                               TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED)

NOTE H -- SEGMENT AND GEOGRAPHIC REPORTING (continued)

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                          --------------------------------
                                                                               2003              2002
                                                                          --------------    --------------
                                                                                   (In thousands)

Depreciation and amortization
     Total for reportable segments.....................................   $        2,433    $        6,086
     Corporate assets..................................................              717               677
                                                                          --------------    --------------
        Total depreciation and amortization............................   $        3,150    $        6,763
                                                                          ==============    ==============


                                                                               SIX MONTHS ENDED JUNE 30,
                                                                          --------------------------------
                                                                               2003              2002
                                                                          --------------    --------------
                                                                                   (In thousands)
Expenditures for property
    Total assets for reportable segments...............................   $        2,200    $        1,691
    Corporate assets...................................................              348               624
                                                                          --------------    --------------
       Total expenditures for property.................................   $        2,548    $        2,315
                                                                          ==============    ==============


                                                                             JUNE 30,        DECEMBER 31,
                                                                              2003              2002
                                                                          --------------    --------------
                                                                                   (In thousands)
Assets
    Total assets for reportable segments...............................   $       27,958    $       27,937
    Corporate assets...................................................           53,758            53,927
                                                                          --------------    --------------
       Total assets....................................................   $       81,716    $       81,864
                                                                          ==============    ==============


Financial information from our geographic segments is as follows:

                                                                                 REVENUE
                                                    ------------------------------------------------------------------
                                                     THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------       ------------------------------
                                                       2003              2002                2003             2002
                                                    -------------    --------------       ------------    --------------
                                                                              (In thousands)
United States...................................           15,446            18,114             31,544            37,274
Europe                                                      6,470             3,788             12,135             7,575
                                                    -------------    --------------       ------------    --------------
Total...........................................           21,916            21,902             43,679            44,849
                                                    =============    ==============       ============    ==============


                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE H -- SEGMENT AND GEOGRAPHIC REPORTING (continued)

                                                                              GROSS PROFIT
                                                   ---------------------------------------------------------------------
                                                     THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                   --------------------------------    ---------------------------------
                                                        2003              2002             2003                2002
                                                   --------------    --------------    -------------      --------------
                                                                             (In thousands)
United States...................................   $        1,898    $        3,960    $        5,109     $        7,823
Europe                                                      1,161             1,210             2,609              2,501
                                                   --------------    --------------    ----------------   --------------
Total...........................................   $        3,059    $        5,170    $        7,718     $       10,324
                                                   ==============    ==============    ================   ==============

                                                                ASSETS
                                                   --------------------------------
                                                      JUNE 30,        DECEMBER 31,
                                                        2003              2002
                                                   --------------    --------------
                                                            (In thousands)

United States...................................   $       68,178    $       71,731
Europe                                                     13,538            10,133
                                                   --------------    --------------
Total...........................................   $       81,716    $       81,864
                                                   ==============    ==============

NOTE I -- INCOME TAXES

The consolidated effective tax rate differs from the statutory tax rate due to certain non-deductible expenses.

NOTE J -- PRIVATE PLACEMENT PREFERRED STOCK TRANSACTION

On April 8, 2003, TechTeam Global, Inc. completed a private placement of 689,656 shares of newly created Series A Convertible Preferred Stock ("Series A Preferred Stock") with ChrysCapital II, LLC, ("CCII") a Mauritius limited liability company for $5,000,006 or $7.25 per share. Series A Preferred Stockholders are currently entitled to elect one director to the Company's Board of Directors. The holder of Series A Preferred Stock may convert any or all of its Series A Preferred Stock into Common Stock at any time after the first anniversary of the initial issuance thereof on a one share of Series A Preferred Stock for one share of Common Stock basis. The holder(s) of Series A Preferred Stock has the right to vote each share of its Series A Preferred Stock as if it were converted to the Company's Common Stock. The Company is required to redeem the Series A Preferred Stock on April 8, 2006 or earlier in certain circumstances.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE K -- FOREIGN CURRENCY TRANSLATION

We translate the results of operations of our foreign subsidiaries on a monthly basis using the ending exchange rates for the month, whereas we translate balance sheet accounts using either period end rates for assets and liabilities, or historical rates for stockholders' equity. Resulting currency translation adjustments are recorded as a component of stockholders' equity. Transaction gains and losses are recorded in the consolidated statements of earnings. Currency transaction gains for the three and six month periods ended June 30, 2003 were $311,000 and $363,000, respectively, comprised of recalculation of intercompany payables and customer receivables based on currency exchange rate at quarter end. Currency transaction gains and losses for the six-months ended June 30, 2002 were not significant.

NOTE L -- SUBSEQUENT EVENTS

On July 22, 2003, we amended our office-building lease in Southfield, Michigan to reduce the amount of square footage leased and to extend the term of the lease on our remaining space. Effective July 1, 2003, we reduced the amount of square footage under lease by approximately 31,000 square feet, thereby eliminating $46,000 per month in rental expense. We also extended the lease term on the remaining square footage through June 30, 2011.

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


EQUIPMENT LEASING

TechTeam Capital Group, L.L.C. ("Capital Group"), a subsidiary of the Company, previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from 2 to 5 years. Effective March 31, 2000, the majority of Capital Group staff was terminated and Capital Group ceased looking for new leasing opportunities. Capital Group is currently running out its lease portfolio. With the exception of renewals of existing leases, the majority of the original leases were completed by the end of the second quarter 2003. We cannot predict how many lease renewals we will receive or how long they will be in effect.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

Historically, we have been heavily dependent upon two or three major clients for a substantial portion of our revenues. Any loss of (or failure to retain a significant amount of business with) these key clients would have a material adverse impact on the Company. Our major clients include Ford Motor Company ("Ford") and DaimlerChrysler. For the second quarter 2003 and 2002, Ford accounted for 49.5% and 50.2% and DaimlerChrysler accounted for 14.1% and 14.4%, respectively. For the six months ended June 30, 2003 and 2002, Ford accounted for 51.1% and 49.3% and DaimlerChrysler accounted for 14.8% and 14.7%, respectively.

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

LEASING OPERATIONS

As previously disclosed, TechTeam Capital Group is running out its lease portfolio. Capital Group ceased writing new leases in March of 2000. While there are a few leases whose original lease termination dates extend through March of 2005, the vast majority of the lease terminations have occurred. The future revenue stream for the remaining contractually committed leases (which excludes month-to-month leases) is $291,000 as of June 30, 2003.

Despite the decision to cease writing new leases, sustained efforts are required in order to obtain maximum value from the lease portfolio. Capital Group seeks to obtain value by extending leases on a month-to-month basis or for a fixed term, selling lease equipment before its original lease term expires, and selling off-lease equipment from its inventories.

Effective June 30, 2003, Edward J. Penkala, President of TechTeam Capital Group and an Executive Officer of TechTeam Global, Inc., resigned from the Company. On June 30, 2003, we entered into a consulting services agreement with Mr. Penkala for the period July 1, 2003 through December 31, 2003.

During the first six months of 2003, Capital Group received $1.03 million in revenue above the contractually committed to lease revenue amount. We have not estimated additional revenues from future lease renewals as it is not possible for us to predict how many lease renewals we will receive or how long they will be extended.

As the lease portfolio runs out, these lease assets, and their associated residual reserves, are transferred to the inventories account. During the second quarter of 2003, we determined we would not be able to obtain the value we had previously expected from sales of our computer equipment inventories due to the significant decline in the values we obtained in the marketplace.

During the first six months of 2003, off-lease equipment inventory was sold in the secondary market for an average of 2.4% of original cost, compared to an average of 10.2% of original cost during 2002. In recognition of the market deterioration, management determined it would be necessary to reduce inventory values by $1.00 million in the second quarter of 2003. After the increase in the reserve, the inventories of off-lease assets are carried at an adjusted value of $166,000.

During the first six months of 2003, Capital Group sold inventory and lease equipment with a net book value of $859,000 for $598,000, for a loss of $261,000. Capital Group currently sells assets directly and also uses equipment brokers to sell assets. Capital Group and its brokers sell assets to both retail and wholesale customers.

The performing lease assets of $1.14 million have a reserve of $246,000 for an adjusted net book value of $899,000, which represents 8.1% of original cost. During the first six months of 2003, we sold leased equipment for an average of 9.6% of original cost. During the third quarter of 2003, we estimate that lease assets with a residual value of $676,000 and a reserve of $243,000, for a net of $433,000, will come off lease and transfer into inventories, unless renewed or sold.

Capital Group's accounts receivable decreased to $1.76 million, net of reserves at June 30, 2003 from $2.91 million net of reserves, at December 31, 2002. As we close down our portfolio and as our leasing relationships end, we are experiencing additional collection delays. Allowances against accounts receivable were increased to $704,000 at June 30, 2003 from $415,000 at December 31, 2002 in recognition of the additional collection challenges.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002

Revenues are $21.9 million for the three months ended June 30, 2003 the same amount reported for the comparable period in 2002. Leasing operations demonstrated a significant decrease in revenue, 73.4%, generating $660,000 in the three months ended June 30, 2003 from $2.48 million of the comparable period of 2002. The decrease is a result of our decision to cease actively seeking new leasing business and to manage the winding down of the leasing portfolio. Leasing revenues will continue to decline over the next year depending on the size and duration of renewals. The Corporate services segment, comprised of corporate help desk services, technical staffing, systems integration, and training programs experienced a 9.5% increase in revenue, reaching $21.3 million from $19.4 million for the comparable period last year. Revenues from corporate help desk services increased 15.0% to $16.5 million from $14.3 million, due to growth in business with our existing customers. These revenue increases were primarily offset by revenue decreases in the other product lines. Revenues from technical staffing decreased 7.0% to $2.41 million from $2.59 million principally as a result of price concessions granted to existing customers and reductions in placements. Revenues from systems integration decreased 3.0% to $2.14 million from $2.21 million primarily due to reduced volume in the hospitality, retail, and food service industries. If our revenues in the hospitality, retail, and food services business do not continue to recover, we may be required to write down certain intangible assets with a carrying value of $335,000 at June 30, 2003. Revenue from the provision of training programs declined 20.8% to $243,000 from $307,000.

Gross profit as a percentage of sales decreased to 13.9% in the second quarter of 2003 from 23.6% in the second quarter of 2002. This decrease was primarily due to a decrease in gross profit margins from our leasing operations, to a negative gross profit margin of 199.9% in 2003 from a positive gross profit margin of 9.9% in 2002. The decline in gross margin for Leasing operations is a result of management's decision to revalue the off-lease inventory in response to a deteriorating market. Upon receipt of an independent valuation, management reduced the carrying value of inventory by $1.00 million (See Note E).

The gross profit margin decreased for corporate services to 20.6% from 25.4%. Within the corporate services product segment, the corporate help desk services gross profit margin decreased to 20.0% from 27.1% due primarily to the price concessions included in the multi-year contracts negotiated during 2002 with some of our help desk customers, including Ford Motor Company and others, additional costs for the accelerated launch schedule for our expanded help desk in Belgium, and severance expense related to aligning our cost structure in the second quarter. The systems integration gross profit margin decreased slightly to 24.3% from 25.0%. These gross profit margin decreases were partially offset by improvements in the technical staffing gross profit margin to 21.4% from 17.5% and improvements in training gross margins.

Selling, general, and administrative (SG&A) expense increased to $4.93 million in the second quarter of 2003 from $4.43 million in the second quarter of 2002. The Selling portion of SG&A expense increased by $203,000 as we invested in additional sales personnel in order to increase revenue during 2003. The increased sales staff impacted payroll and travel expense, increasing expenses by $198,000 for the three months ended June 30, 2003 over the comparable period of 2002. The General and Administrative portion of SG&A expense increased $295,000 primarily due to increased facility expenses, professional service costs, and bad debt expense, less savings in payroll costs and travel expenses. SG&A in 2002 included a non-cash charge of $408,000 resulting from the appreciation in the intrinsic value of a variable stock option agreement made to the Company's President and Chief Executive Officer, pursuant to an employment agreement entered into on August 9, 2001.

The Company's Michigan Single Business Tax expense increased $115,000 to $340,000 in the second quarter of 2003 from $225,000 in the second quarter of 2002, principally as a result of changes in estimates of amounts due for current and prior years.

Currency transactions gains of $311,000 for the three-months ended June 30, 2003 were due to the weakening U.S. dollar against the euro, British pound sterling, and the Swedish krona. Currency transaction gains and losses for the three months ended June 30, 2002 were not significant.

Interest income increased to $292,000 from $269,000 in the second quarter of 2003 and 2002, respectively. This increase is a result of the increased cash, cash equivalents, and marketable securities balance of $46.4 million at June 30, 2003 versus $36.9 million at June 30, 2002, and increased returns on our cash investments. Interest expense remained constant at $14,000 for each quarter.

The consolidated effective tax rate differs from the statutory tax rate due to certain non-deductible expenses.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002

Revenues decreased 2.6% to $43.7 million from $44.8 million. This decline was primarily due to 70.3% decrease in revenue from leasing operations to $1.69 million in 2003 from $5.69 million in 2002 as a result of our decision to cease actively seeking new leasing business and to manage the winding down of the leasing portfolio. Leasing revenues will continue to decline over the next year depending on the size and duration of lease renewals. The corporate services segment comprised of corporate help desk services, technical staffing, system integration, and training programs, demonstrated a 7.2% increase in year to date revenue, generating $42.0 million versus $39.2 million in the comparable period of the prior year. Revenues from corporate help desk services increased 13.0% to $32.5 million from $28.7 million due to growth in business with our existing customers. Revenues from technical staffing decreased 11.6% to $4.77 million from $5.40 million as a result of price concessions granted to existing customers and reductions in placements. Revenues from systems integration services decreased 3.7% to $4.28 million from $4.45 million primarily due to reduced volume in the hospitality, retail, and food service industries. If our revenues in the hospitality, retail, and food services business do not continue to recover, we may be required to write down certain intangible assets with a carrying value of $335,000 at June 30, 2003. Revenue from the provision of training programs decreased 20.9% to $461,000 from $583,000.

Gross profit as a percentage of sales decreased to 17.7% in 2003 from 23.6% in 2002. This decrease was primarily due to a decrease in gross profit margins from our leasing operations, to a negative gross profit margin of 79.8 % in 2003 from a positive gross profit margin of 8.4% in 2002. The decline in gross margin for Leasing operations is a result of management's decision to revalue the off-lease inventory in response to a deteriorating market. Upon receipt of an independent valuation, management reduced the carrying value of equipment inventory by $1.00 million (See Note E).

The gross profit margin decreased for corporate services to 21.6% from 25.1%. Within the corporate services product segment, the corporate help desk services gross profit margin decreased to 21.2% from 27.1% due primarily to the price concessions included in multi-year contracts negotiated during 2002 with some of our help desk customers, including Ford Motor Company and others, additional costs for the accelerated launch schedule for our expanded help desk in Belgium, and severance expense related to aligning our cost structure in the second quarter. The systems integration gross profit margin decreased slightly to 25.2% from 25.7%. The training program gross profit margin decreased to 17.4% from 18.9%. These gross profit margin decreases were partially offset by an improvement in the technical staffing gross profit margin to 21.2% from 15%.

Selling, general, and administrative (SG&A) expense increased to $9.39 million in 2003 from $8.32 million in 2002. The Selling portion of SG&A expense increased by $423,000 as we invested in additional sales personnel in order to increase revenue during 2003. The increased sales staff impacted payroll and travel expenses by $320,000 and $65,000, respectively, over the comparable period of 2002. The General and Administrative portion of SG&A expense increased $638,000 primarily due to increased facility expenses, professional service costs, and bad debt expense, less savings in travel expenses. SG&A in 2002 included a non-cash charge of $408,000 resulting from the appreciation in the intrinsic value of a variable stock option agreement made to the Company's President and Chief Executive Officer, pursuant to an employment agreement entered into on August 9, 2001.

The Company's Michigan Single Business Tax expense increased $92,000 to $542,000 in 2003 from $450,000 in 2002, principally as a result of changes in estimates of amounts due for current and prior years.

Currency transactions gains of $363,000 for the six-months ended June 30, 2003 were due to the weakening U.S. dollar against the euro, British pound sterling, and the Swedish krona. Currency transaction gains and losses for the six-months ended June 30, 2002 were not significant.

Interest income increased to $510,000 in 2003 from $474,000 in 2002. This increase is a result of the increased cash, cash equivalents, and marketable securities balance of $46.4 million at June 30, 2003 versus $36.9 million at June 30, 2002, despite reduced returns from our cash investments. Interest expense decreased to $23,000 from $84,000 due primarily to the continuing reduction in outstanding debt, related to our leasing operations.

The consolidated effective tax rate differs from the statutory tax rate due to certain non-deductible expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

DEFERRED INCOME TAXES:

At June 30, 2003, we had net deferred tax assets of $1.08 million, primarily related to alternative minimum tax credit carry forwards in the United States, which do not expire. Realization of the deferred tax assets depends upon sufficient levels of future taxable income. Based on historical and expected future taxable income, we believe it is more likely than not that these deferred tax assets will be realized. If at any time we believe that current or future taxable income will not support the realization of deferred tax assets, a valuation allowance would be provided.

INVENTORIES:

Inventories consist primarily of equipment retained by the Company's leasing operations subsequent to the end of the lease term and intended for resale. Such off-lease equipment is valued at the lower of estimated market value at lease termination or current market value. The values of inventories are impacted by a number of factors, including the speed of technological change and the secondary market for used computer equipment. Valuation reserves against depreciated costs of off-lease equipment inventories amounted to $2.57 million at June 30, 2003 and $1.97 million at December 31, 2002. The net inventories balance of $166,000 at June 30, 2003 is 1.2% of the original cost of the equipment.

LEASED ASSETS:

We periodically review our estimate of residual values of leased assets, which consist principally of computer equipment. The values of the leased assets are impacted by a number of factors, including the speed of technological change, the secondary market for used computer equipment, the disposition of customers towards lease renewals, and our ability to offer structured alternatives to our customers. Valuation reserves against depreciated cost of leased equipment amounted to $246,000 at June 30, 2003 and $823,000 at December 31, 2002.
Substantially all of the net decreases in such reserves resulted from the lease terms ending and the equipment being sold or transferred to inventories. The net leased equipment amount of $899,000 represents approximately 8.1% of its original cost. There can be no assurance that our estimates of residual values will accurately reflect future results.

ACCOUNTS RECEIVABLE:

We periodically review our accounts receivable balances for collectibility based on a combination of historical experience and existing economic conditions. The definition of "delinquent accounts" is based on the governing contractual terms. Delinquent accounts and balances are written off when we determine they are uncollectible. Our customers are generally large, well-capitalized entities. We generally do not require collateral. As our leasing portfolio winds down, additional collection challenges may be encountered. Allowances against accounts receivable amounted to $864,000 at June 30, 2003 and $597,000 at December 31, 2002. The accounts receivable balance for the leasing operations segment at June 30, 2003 amounted to $2.47 million, less $704,000 of the allowance against receivables. There can be no assurance that our estimates of collectibility will accurately reflect future results.

Our Senior Management has discussed the development and selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET:

As of June 30, 2003 our balance sheet reflects a high degree of liquidity and little financial leverage.

Cash, cash equivalents, and marketable securities increased by $441,000, from $45.9 million on December 31, 2002 to $46.4 million on June 30, 2003. Our working capital position decreased by $265,000 during the first six months of 2003, from $60.7 million as of December 31, 2002 to $60.4 million as of June 30, 2003.

Our total debt decreased during the first six months of 2003, from a balance of $698,000 on December 31, 2002 to $431,000 on June 30, 2003. The Company's total debt as a percentage of its cash, cash equivalents, and securities decreased from 1.5% on December 31, 2002 to 0.9% on June 30, 2003.

As of June 30, 2003 our book value per share was $6.31.

CASH PROVIDED BY OPERATIONS:

Cash provided by operating activities was $2.05 million for the six months ended June 30, 2003. A significant use of operating cash was the increase of $2.88 million in accounts receivable due to the timing of cash receipts from our major customers. Depreciation and amortization expense for the three months ended June 30, 2003 was $3.15 million, of which $902,000 came from our leasing operations.

CASH PROVIDED BY INVESTING ACTIVITIES:

Net cash used in investing activities was $416,000 for the six months ended June 30, 2003. We used $2.55 million to purchase assets to be used in the provision of customer services. We received $1.38 million from assets used in leasing operations, $686,000 from the sale of marketable securities, and $63,000 from other activities.

CASH USED IN FINANCING ACTIVITIES:

Cash used in financing activities was $507,000. We used $5.63 million to purchase company common stock. We received $4.82 million from the issuance of preferred stock and $207,000 from the issuance of common stock related to the exercise of stock options. Additionally $363,000 resulted from foreign currency transaction adjustments. We used $266,000 to pay down debt related to leasing operations.

ITEM 4 -- CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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


ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 8, 2003, TechTeam Global, Inc. completed the private placement of 689,656 shares of a newly created Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") with ChrysCapital II, LLC ("CCII") for $5,000,006 or $7.25 per share. Expenses incurred by the Company in connection with the issuance of the Series A Preferred Stock were approximately $183,300, including a commission of $50,000, none of which were paid or are owed to directors or officers of the Company. The net offering proceeds are approximately $4,816,700. We anticipate using these funds to acquire businesses in the Far East. The transaction is exempt from registration requirements under section 5 of the Securities Act of 1933 ("Act") under section 4(2) of the Act, as amended, and Rule 506 of Regulation D promulgated by the U.S. Securities and Exchange Commission. Specifically, CCII is a partnership with total assets in excess of $5,000,000. The holder of Series A Preferred Stock may convert its Series A Preferred Stock into Common Stock at any time after the first anniversary of the initial issuance thereof on a one share of Series A Preferred Stock for one share of Common Stock basis. The conversion ratio is subject to adjustment if there is a dilutive issuance. Upon expiration of the agreement, the Company is required to redeem the Series A Preferred Stock (See Note J).


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 14, 2003. The holders of 8,685,932 shares were present in person or by proxy, representing attendance by at least 85% of the outstanding shares. The following is a summary of the matters voted on at that meeting.


         (a) The following persons were elected to the Company's Board of Directors. The number of shares cast favor and withheld were as follows:


                  Name                                     For            Withheld
                  ---------------------                 ---------         ---------

                  Kim A. Cooper                          8,295,074           390,858
                  William F. Coyro, Jr.                  8,500,224           185,708
                  G. Ted Derwa                           8,498,174           187,758
                  Peter T. Kross                         7,499,265         1,186,687
                  Conrad L. Mallett, Jr.                 8,493,884           192,048
                  Wallace D. Riley                       6,508,889         2,177,043
                  Gregory C. Smith                       8,420,684           265,248
                  Richard G. Somerlott                   6,697,221         1,988,711
                  Ronald T. Wong                         8,501,807           184,125




         (b)      Ratification of Ernst & Young as independent auditors:


                                                           For             Against
                                                         ---------         ---------
                                                         8,501,807            18,027


ITEM 5 -- OTHER INFORMATION

Election to the Board of Directors

     The Company's Board of Directors expanded the size of its membership to 10 seats to accommodate the seat granted with the private placement of newly created Series A Convertible Preferred Stock with ChrysCapital II LLC.

     Brahmal Vasudevan was appointed to the Board of Directors effective April 8, 2003 by ChrysCapital II, LLC to fill the seat granted with the private placement of Series A Convertible Preferred Stock with ChrysCapital II, LLC.

     Kim A. Cooper was elected Chairman of the Board on May 14, 2003, succeeding Wallace D. Riley, who remains a member of the Board.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     31.1     Written Statement of the Chief Executive Officer

     31.2     Written Statement of the Chief Financial Officer

     32.1 Written Statement of the Chief Executive Officer Pursuant to 10 U.S.C. Section 1350

     32.2 Written Statement of the Chief Financial Officer Pursuant to 10 U.S.C. Section 1350

     99.1     Sixth Amendment to Lease

(b)  Reports on Form 8-K

     (i) Announcement of the private placement of Preferred Stock with ChrysCapital II, LLC, dated April 9, 2003.

     (ii) Announcement of the Company's earnings for the first quarter of 2003 dated May 8, 2003.

     (iii) Announcement of the Company entering into a non-binding letter of intent to require 88% of the outstanding stock in a group of Malaysian companies dated May 9, 2003.

     (iv) Filing of SEC Form 10-Q for the first quarter of 2003, dated May 12, 2003.

     (v) Announcement of the Company's financial guidance for 2003, dated June 3, 2003.

     (vi) Announcement of a blackout period for the TechTeam Global, Inc. 401K Savings Plan, dated June 10, 2003.


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



                                       TechTeam Global, Inc.
                                       ----------------------
                                            (Registrant)


    Date:     August 14, 2003          By: /s/William F. Coyro, Jr.
                                       ----------------------------
                                              William F. Coyro, Jr.
                                              President and Chief Executive
                                              Officer


    Date:     August 14, 2003          By: /s/David W. Morgan
                                       ----------------------------
                                              David W. Morgan
                                              Vice President, Chief Financial
                                              Officer and Treasurer

                                  Exhibit Index



     31.1     Written Statement of the Chief Executive Officer

     31.2     Written Statement of the Chief Financial Officer

     32.1 Written Statement of the Chief Executive Officer Pursuant to 10 U.S.C. Section 1350

     32.2 Written Statement of the Chief Financial Officer Pursuant to 10 U.S.C. Section 1350

     99.1     Sixth Amendment to Lease