Form 10-Q
period 2003-09-30
TECHTEAM GLOBAL INC
filed 2003-11-07
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003



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

                   27335 W. 11 Mile Road, Southfield, MI 48034
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)


  Registrant's telephone number, including area code: (248) 357-2866
                                                      ----------------
  Registrant's Internet address:                      www.techteam.com
                                                      ----------------


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               [X] Yes [ ] No

  The number of shares of the registrant's only class of common stock outstanding at October 31, 2003 was 9,712,353.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS DESCRIBED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                      PAGE
                                                                                                     NUMBER
-------------------------------------------------------------------------------------------------   -------
 PART I - FINANCIAL INFORMATION

 ITEM 1

 Condensed Consolidated Statements of Operations (Unaudited)                                           3
       Three and Nine Months Ended
       September 30, 2003 and 2002

 Condensed Consolidated Statements of Financial Position (Unaudited)                                 4 - 5
       September 30, 2003 and December 31, 2002

 Condensed Consolidated Statements of Cash Flows (Unaudited)                                           6
       Nine Months Ended
       September 30, 2003 and 2002

 Notes to the Condensed Consolidated Financial Statements (Unaudited)                                7 - 13

 ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations               14 - 18

 ITEM 4

 Controls and Procedures                                                                              18

 PART II - OTHER INFORMATION

 ITEM 1

 Legal Proceedings                                                                                    18

 ITEM 2

 Changes in Securities and Use of Proceeds                                                          18 - 19

 ITEM 6

 Exhibits and Reports on Form 8-K                                                                     19

 Signatures                                                                                           20


                         PART 1 - FINANCIAL INFORMATION

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

ITEM 1 - FINANCIAL STATEMENTS

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                       --------------------    --------------------
                                                         2003        2002        2003        2002
                                                       --------    --------    --------    --------
                                                           (In thousands, except per share data)
REVENUES
    Corporate services
       Corporate help desk services ................   $ 17,211    $ 14,948    $ 49,677    $ 43,676
       Technical staffing ..........................      2,233       2,468       7,011       7,870
       Systems integration .........................      2,242       1,480       6,524       5,926
       Training programs ...........................        213         241         674         824
                                                       --------    --------    --------    --------
    Total corporate services .......................     21,899      19,137      63,886      58,296
    Leasing operations .............................        409       1,995       2,101       7,685
                                                       --------    --------    --------    --------
TOTAL REVENUES .....................................     22,308      21,132      65,987      65,981
COST OF SERVICES DELIVERED .........................     18,057      15,613      54,018      50,138
                                                       --------    --------    --------    --------
GROSS PROFIT .......................................      4,251       5,519      11,969      15,843
                                                       --------    --------    --------    --------
OTHER OPERATING EXPENSES
    Selling, general, and administrative ...........      4,703       4,227      14,088      12,551
    Michigan Single Business Tax ...................          -         225         542         675
                                                       --------    --------    --------    --------
TOTAL OTHER OPERATING EXPENSE ......................      4,703       4,452      14,630      13,226
                                                       --------    --------    --------    --------


Operating income (loss) ............................       (452)      1,067      (2,661)      2,617
                                                       --------    --------    --------    --------

Currency transaction gain ..........................         86           -         449           -
Interest income ....................................        397         238         907         712
Interest expense ...................................         (9)        (64)        (32)       (148)
                                                       --------    --------    --------    --------
NET OTHER INCOME ...................................        474         174       1,324         564
                                                       --------    --------    --------    --------

Income (loss) before income taxes ..................         22       1,241      (1,337)      3,181
Income tax provision ...............................        453         545         459       1,425
                                                       --------    --------    --------    --------

Income (loss) before cumulative effect of accounting
change..............................................       (431)        696      (1,796)      1,756
Cumulative effect of accounting change .............       --          --          --         1,123
                                                       --------    --------    --------    --------

NET INCOME (LOSS) ..................................   $   (431)   $    696    $ (1,796)   $    633
                                                       ========    ========    ========    ========

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of accounting
change..............................................   $   (.04)   $    .06    $   (.18)   $    .16
Cumulative effect of accounting change .............       --          --          --          (.10)
                                                       --------    --------    --------    --------

Total basic earnings (loss) per share ..............   $   (.04)   $    .06    $   (.18)   $    .06
                                                       ========    ========    ========    ========

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of accounting
change..............................................   $   (.04)   $    .06    $   (.18)   $    .16
Cumulative effect of accounting change .............      --           --          --          (.10)
                                                       --------    --------    --------    --------

Total diluted earnings (loss) per share ............   $   (.04)   $    .06    $   (.18)   $    .06
                                                       ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic ..........................................      9,723      10,980       9,975      10,967
    Net effect of dilutive stock options ...........       --         230          --           138
                                                       --------    --------    --------    --------
    Diluted ........................................      9,723      11,210       9,975      11,105
                                                       ========    ========    ========    ========



            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME (LOSS), AS SET FORTH ABOVE ..............   $   (431)   $    696     $(1,796)   $    633
Foreign currency translation adjustments............        (28)         19         335         314
                                                       --------    --------     -------    --------

COMPREHENSIVE INCOME (LOSS) ........................   $   (459)   $    715     $(1,461)   $    947
                                                       ========    ========     =======    ========


                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)

                                                                                 SEPTEMBER 30,      DECEMBER 31,
                              ASSETS                                                 2003               2002
                                                                                --------------     ---------------
                                                                                          (In thousands)
CURRENT ASSETS
    Cash and cash equivalents..............................................     $       45,118     $        39,435
    Securities available for sale..........................................                  -               6,492
    Accounts receivable - corporate services (less allowances of $496 at
       September 30, 2003 and $182 December 31, 2002)......................             19,316              14,328
    Accounts receivable - leasing (less allowances of $730 at
       September 30, 2003 and $415 at December 31, 2002)...................              1,611               2,906
    Refundable taxes.......................................................                863               1,393
    Inventories of off-lease equipment and supplies (less reserves of
       $2,585 at September 30, 2003 and $1,974 at December 31, 2002).......                 85               1,452
    Prepaid expenses and other.............................................              1,709                 864
    Deferred income tax....................................................              1,524               1,242
                                                                                --------------     ---------------
    TOTAL CURRENT ASSETS...................................................             70,226              68,112

PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
    Computer equipment and office furniture................................             20,162              18,169
    Purchased software.....................................................             10,613               9,435
    Leasehold improvements.................................................              4,341               3,531
    Transportation equipment...............................................                227                 273
                                                                                --------------     ---------------
                                                                                        35,343              31,408
    Less - Accumulated depreciation and amortization.......................             25,697              22,768
                                                                                --------------     ---------------
                                                                                         9,646               8,640

OTHER ASSETS
    Assets of leasing operations, net of amortization (less reserves of
       $415 at September 30, 2003 and $823 at December 31, 2002)...........                766               3,489

    Intangibles (less accumulated amortization of $6,637 at
       September 30, 2003 and $6,442 at December 31, 2002).................                837               1,432
    Other..................................................................                129                 191
                                                                                --------------     ---------------
                                                                                         1,732               5,112
                                                                                --------------     ---------------
TOTAL ASSETS...............................................................     $       81,604     $        81,864
                                                                                ==============     ===============

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (CONTINUED)
                                   (UNAUDITED)



                                                                                SEPTEMBER 30,       DECEMBER 31,
                   LIABILITIES AND SHAREHOLDERS' EQUITY                             2003                2002
                                                                                --------------     ---------------
                                                                                          (In thousands)
CURRENT LIABILITIES
    Accounts payable.......................................................     $        3,393     $         1,639
    Accrued payroll, related taxes and withholdings........................              4,277               3,187
    Deferred revenues......................................................                283                 321
    Accrued expenses and taxes.............................................              1,794               1,618
    Current portion of notes payable.......................................                340                 492
    Other..................................................................                153                 175
                                                                                --------------     ---------------
    TOTAL CURRENT LIABILITIES..............................................             10,240               7,432

LONG-TERM LIABILITIES......................................................                869               1,112


REDEEMABLE CONVERTIBLE PREFERRED STOCK, PAR VALUE, $.01, 5,000,000
    SHARES AUTHORIZED, 689,656 ISSUED AND OUTSTANDING......................              5,000                   -

SHAREHOLDERS' EQUITY
    Common stock, par value $.01, 45,000,000 shares authorized, issued - 17,055,167 and 16,953,100 shares at
       September 30, 2003 and December 31, 2002, respectively..............                171                 169
    Additional paid-in capital.............................................            109,807             109,482
    Retained earnings (deficit)............................................               (681)              1,114
    Accumulated other comprehensive income - foreign currency
       translation adjustment..............................................                491                 156
    Treasury stock (7,342,814 and 6,274,436 shares
       at September 30, 2003 and December 31, 2002, respectively)..........            (44,293)            (37,601)
                                                                                --------------     ---------------
    Total shareholders' equity.............................................             65,495              73,320
                                                                                --------------     ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................     $       81,604     $        81,864
                                                                                ==============     ===============


                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 ---------------------------------
                                                                                     2003                2002
                                                                                 -------------     ---------------
                                                                                          (In thousands)

 OPERATING ACTIVITIES
     Income (loss) before cumulative effect of accounting change...........      $      (1,796)    $         1,756
     Adjustments to reconcile to net cash provided by
        operating activities:
           Depreciation and amortization...................................              4,576               9,153
           Change in leasing business reserves.............................              1,050                   -
           Non-cash stock option compensation expense......................                 56                 441
           Treasury stock contributed to 401(k) plan and other.............                 50                 120
           Changes in operating assets and liabilities.....................             (1,340)               (499)
           Changes in long-term liabilities................................                (60)                  -
                                                                                 -------------     ---------------
        Net cash provided by operating activities..........................              2,536              10,971

 INVESTING ACTIVITIES
     Sale (purchase) of marketable securities..............................              6,492              (3,299)
     Purchase of property, equipment, and software, net....................             (3,840)             (3,031)
     Disposal of leased equipment..........................................              1,587               4,585
     Decrease in investment in direct financing leases and residuals.......                306                 295
     Other.................................................................                 62                 (26)
                                                                                 -------------     ---------------
        Net cash provided by (used in) investing activities................              4,607              (1,476)

 FINANCING ACTIVITIES
     Purchase of Company common stock......................................             (6,750)                (57)
     Proceeds from issuance of redeemable preferred stock, net.............              4,817                   -
     Proceeds from issuance of common stock................................                461                 335
     Payments on notes payable, net........................................               (323)             (4,155)
     Other.................................................................                335                 315
                                                                                 -------------     ---------------
        Net cash used in financing activities..............................             (1,460)              3,562)
                                                                                 -------------     ---------------
        Increase in cash and cash equivalents..............................              5,683               5,933
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................             39,435              30,251
                                                                                 -------------     ---------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD................................      $      45,118     $        36,184
                                                                                 =============     ===============


                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. ("TechTeam" or "Company" or "We") in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 2002.

Certain reclassifications have been made to the 2002 financial statements in order to conform to the 2003 financial statement presentation.

NOTE B - EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and are calculated using the treasury stock method.

The weighted average number of diluted shares fell from 11,102,814 at December 31, 2002 to 9,975,202 at September 30, 2003, due primarily to the common shares the Company repurchased during the second and third quarters of 2003 under the Company's stock repurchase program.

For the three and nine month periods ended September 30, 2003, diluted and basic weighted average shares outstanding are the same because the effects of potentially dilutive options would be antidilutive since there are losses in each period.

NOTE C - REVENUES FROM MAJOR CLIENTS

Revenues from clients that represented ten percent or more of total revenue are as follows:


                                                 2003                          2002
                                       --------------------------     ------------------------
                                                      PERCENT OF                   PERCENT OF
                                        AMOUNT           TOTAL         AMOUNT         TOTAL
                                       --------       ----------      --------     ----------
                                             (In thousands except percent of total data)
THREE MONTHS ENDED SEPTEMBER 30
    Ford Motor Company .......         $ 10,389          46.6%        $ 10,751        50.9%
    DaimlerChrysler ..........            2,888          13.0%           3,183        15.1%

NINE MONTHS ENDED SEPTEMBER 30
    Ford Motor Company .......         $ 32,705          49.6%        $ 32,872        49.8%
    DaimlerChrysler ..........            9,333          14.1%           9,763        14.8%


                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - EFFECTS OF ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." Under Statement 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. As of January 1, 2002, we adopted SFAS 142. Accordingly, we took a charge of $1.1 million related to impaired goodwill in our leasing operations in the first quarter of 2002. Under SFAS 142, the charge recognized upon adoption of the statement was reported as the cumulative effect of an accounting change. As a result of the re-evaluation of amortizable intangible assets as of October 1, 2003, we have determined that the undiscounted cash flows are positive and exceed the recorded cost of the intangibles.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 is effective for instruments entered into after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003 for public entities. SFAS 150 requires instruments containing a mandatory redemption clause to be reported on the balance sheet as a liability. The Company issued redeemable convertible preferred stock in April 2003. The preferred stock contains a mandatory redemption requirement, with the right to convert the preferred stock into common stock (see Note J). The conversion features in the preferred stock prevent the instrument from being subject to the reporting requirements of SFAS 150. Redeemable preferred stock is not shown as a component of equity, but is shown separately between debt and equity on the balance sheet so as not to be confused with permanent capital.

During 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entitie's. FASB Interpretation 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company is in process of evaluating the effects of FASB Interpretation 46. Based upon the in-process review, the Company believes that adoption of the pronouncement will have no significant effect on reported financial position or results of operations.

NOTE E - STOCK OPTIONS

We account for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee's, and related interpretations.

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

NOTE E - STOCK OPTIONS (continued)

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the options' vesting period. Our pro forma information is as follows:

                                                                       2003             2002
                                                                   -------------    ------------
                                                               (In thousands, except per share data)
 THREE MONTHS ENDED SEPTEMBER 30
 Reported net income (loss)...................................     $        (431)   $        696
 SFAS No. 123 expense.........................................               (69)           (111)
                                                                   -------------    ------------

 Pro forma net income (loss)..................................     $        (500)   $        585
                                                                   =============    ============

 Pro forma income (loss) per share
     Basic....................................................              (.05)            .06
     Diluted..................................................              (.05)            .06

 NINE MONTHS ENDED SEPTEMBER 30
 Reported net income (loss)...................................     $      (1,796)   $        633
 Executive stock option.......................................                 -             269
 SFAS No. 123 expense.........................................              (459)           (329)
                                                                   -------------    ------------

 Pro forma net income (loss)..................................     $      (2,255)   $        573
                                                                   =============    ============

 Pro forma income (loss) per share
     Basic....................................................              (.23)            .06
     Diluted..................................................              (.23)            .06



NOTE F - CHANGES IN ESTIMATES

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

In the second quarter of 2003, we recorded a reduction to the values of the Company's off-lease equipment inventory due to the significant decline in the secondary market for used computer equipment. After obtaining an independent valuation of this inventory equipment, management increased its reserve to reduce the net book value of the inventory. We reduced the book value of off-lease inventory by $1.00 million to $166,000, to reflect the deterioration in the secondary computer equipment market.

Reserves against certain receivables were also increased during the second and third quarters of 2003. After thorough examination of the collectibility of certain receivables, management determined that there was a decreased probability of collection. Allowances against certain receivables were increased by $267,000 in the second quarter and $295,000 in the third quarter to reflect the revised estimate of collectibility. The value of these items net of their reserves was $100,000 at September 30, 2003.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE G - STOCK REPURCHASE PROGRAMS

In April 2003, we announced a new stock repurchase program to repurchase up to 2,000,000 shares of Company common stock. Under this program, we repurchased 1,074,178 shares for $6,749,610 inclusive of sales commission expense.

In August 2002, we announced a stock repurchase program to repurchase up to 2,000,000 shares of common stock. Under this program, we repurchased 470,600 shares for $3,422,701, inclusive of sales commission expense, in 2002. The Company did not acquire any shares of its common stock during the first quarter of 2003 in connection with the program, which expired on February 26, 2003.

NOTE H - SEGMENT AND GEOGRAPHIC REPORTING

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in our Form 10-K for the year ended December 31, 2002. We evaluate performance based on stand-alone operating segment gross profit.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE H - SEGMENT AND GEOGRAPHIC REPORTING (continued)

Financial information for our business segments is as follows:


                                                                     CORPORATE SERVICES
                                             ------------------------------------------------------------
                                             CORPORATE
                                             HELP DESK     TECHNICAL    SYSTEMS     TRAINING                   LEASING
                                             SERVICES      STAFFING   INTEGRATION   PROGRAMS       TOTAL      OPERATIONS      TOTAL
                                             ---------     ---------  -----------   --------      -------     ----------     -------
                                                                                  (in thousands)
THREE MONTHS ENDED
SEPTEMBER 30, 2003
Revenues ...............................      $17,211      $ 2,233      $ 2,242      $   213      $21,899      $   409       $22,308
Gross profit (loss) ....................        3,522          436          600           36        4,594         (343)        4,251
Depreciation and .......................         --
       amortization ....................          783         --             14            2          799          278         1,077
Expenditures for property ..............          976            1           10            1          988         --             988


THREE MONTHS ENDED
SEPTEMBER 30, 2002
Revenues ...............................      $14,948      $ 2,468      $ 1,480      $   241      $19,137      $ 1,995       $21,132
Gross profit ...........................        4,188          408          324           58        4,978          541         5,519
Depreciation and
       amortization ....................          727            4            1            2          734        1,294         2,028
Expenditures for property ..............          426            3            1            2          432         --             432


NINE MONTHS ENDED
SEPTEMBER 30, 2003
Revenues ...............................      $49,677      $ 7,011      $ 6,524      $   674      $63,886      $ 2,101       $65,987
Gross profit (loss) ....................       10,417        1,450        1,678          116       13,661       (1,692)       11,969
Depreciation and
       amortization ....................        2,291            1           32            5        2,329        1,181         3,510
Expenditures for property ..............        3,165            1           19            3        3,188         --           3,188


NINE MONTHS ENDED
SEPTEMBER 30, 2002
Revenues ...............................      $43,676      $ 7,870      $ 5,926      $   824      $58,296      $ 7,685       $65,981
Gross profit ...........................       11,970        1,219        1,468          168       14,825        1,018        15,843
Depreciation and
       amortization ....................        2,130           17            6            6        2,159        5,955         8,114
Expenditures for property ..............        2,097           15            5            6        2,123         --           2,123

SEGMENT ASSETS
September 30, 2003 .....................      $21,523      $ 2,124      $ 2,064      $   218      $25,929      $ 2,349       $28,278
December 31, 2002 ......................       16,695        1,919        1,350          216       20,180        7,757        27,937

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE H - SEGMENT AND GEOGRAPHIC REPORTING (continued)

A reconciliation of the totals reported for the operating segments to the applicable line item in the consolidated financial statements is as follows:


                                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         -------------------------------------------
                                                                                              2003                         2002
                                                                                         --------------               --------------
                                                                                                       (In thousands)
Depreciation and amortization
    Total for reportable segments ........................................               $        3,510               $        8,114
    Corporate assets .....................................................                        1,066                        1,039
                                                                                         --------------               --------------
       Total depreciation and amortization ...............................               $        4,576               $        9,153
                                                                                         ==============               ==============

                                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         -------------------------------------------
                                                                                              2003                         2002
                                                                                         --------------               --------------
                                                                                                       (In thousands)
Expenditures for property
    Total assets for reportable segments .................................               $        3,188               $        2,123
    Corporate assets .....................................................                          652                          908
                                                                                         --------------               --------------
       Total expenditures for property ...................................               $        3,840               $        3,031
                                                                                         ==============               ==============

                                                                                         SEPTEMBER 30,                 DECEMBER 31,
                                                                                              2003                         2002
                                                                                         --------------               --------------
                                                                                                       (In thousands)
Assets
    Total assets for reportable segments .................................               $       28,278               $       27,937
    Corporate assets .....................................................                       53,326                       53,927
                                                                                         --------------               --------------
       Total assets ......................................................               $       81,604               $       81,864
                                                                                         ==============               ==============

Financial information from our geographic segments is as follows:


                                                                                         REVENUE
                                                     -------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                                 SEPTEMBER 30,
                                                     ---------------------------------             ---------------------------------
                                                        2003                   2002                   2003                   2002
                                                     ----------             ----------             ----------             ----------
                                                                                      (In thousands)
United States ..........................             $   14,993             $   16,421             $   46,537             $   53,710
Europe .................................                  7,315                  4,711                 19,450                 12,271
                                                     ----------             ----------             ----------             ----------
Total ..................................             $   22,308             $   21,132             $   65,987             $   65,981
                                                     ==========             ==========             ==========             ==========

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE H - SEGMENT AND GEOGRAPHIC REPORTING (continued)


                                                                                      GROSS PROFIT
                                                     -------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                                 SEPTEMBER 30,
                                                     ---------------------------------             ---------------------------------
                                                        2003                   2002                   2003                   2002
                                                     ----------             ----------             ----------             ----------
                                                                                     (In thousands)
United States ..........................             $    3,360             $    3,623             $    8,469             $   11,446
Europe .................................                    891                  1,896                  3,500                  4,397
                                                     ----------             ----------             ----------             ----------
Total ..................................             $    4,251             $    5,519             $   11,969             $   15,843
                                                     ==========             ==========             ==========             ==========

                                                                ASSETS
                                                    SEPTEMBER 30,          DECEMBER 31,
                                                        2003                   2002
                                                    -------------          ------------
                                                            (In thousands)
United States...................................     $   65,290             $   71,731
Europe                                                   16,314                 10,133
                                                     ----------             ----------
Total...........................................     $   81,604             $   81,864
                                                     ==========             ==========


NOTE I - INCOME TAXES

The consolidated effective tax rate differs from the statutory tax rate and has changed during the third quarter due to the following: 1) a change in Management's estimate of U.S. income before taxes for 2003, 2) the impact of non-deductible expenses for U.S. tax purposes, 3) the impact of foreign losses incurred for which future tax benefits have not been recorded, and 4) varying tax rates specific to non-U.S. locations.

NOTE J - PRIVATE PLACEMENT PREFERRED STOCK TRANSACTION

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

NOTE K - FOREIGN CURRENCY TRANSLATION

We translate the results of operations of our foreign subsidiaries on a monthly basis using the simple average exchange rates for the month, whereas we translate balance sheet accounts using either period end rates for assets and liabilities, or historical rates for stockholders' equity. Resulting currency translation adjustments are recorded as a component of stockholders' equity. Foreign currency transaction gains and losses are recorded in the consolidated statements of earnings. Currency transaction gains for the three and nine month periods ended September 30, 2003 were $86,000 and $449,000, respectively, comprised of recalculation of intercompany payables and customer receivables based on currency exchange rate at quarter end. Currency transaction gains and losses for the three and nine months ended September 30, 2002 were not significant.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Our actual results may differ materially from those included in the forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We do not undertake an obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

OVERVIEW

TECHTEAM GLOBAL, INC. ("TechTeam" or "Company" or "We") is a global provider of information technology (IT) and business process outsourcing (BPO) support services to entities, including Fortune 1000 companies, multinational companies, product providers, and governments. These services are provided with a single point of contact philosophy centralized on our IT help desk support services. We also offer other services, including technology deployment and migration services, consulting, systems integration, training, and technical staffing. We provide support services in Europe through our subsidiaries: TechTeam Europe, NV/SA; TechTeam Europe, Ltd.; TechTeam Europe, GmbH; and TechTeam Europe, AB.

TechTeam Global, Inc. is incorporated under the laws of the State of Delaware. The Company's common stock is traded on the Nasdaq National Market(R) under the symbol "TEAM". Our client base includes Ford Motor Company, DaimlerChrysler, Deere & Company, Cendant Corporation, Liberty Mutual Insurance Company, Schering-Plough Research Institute, and other companies in the manufacturing, pharmaceutical, office equipment, insurance, logistics, hospitality, food service, retail, and other industries.

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

IMPACT OF BUSINESS WITH MAJOR CLIENTS

Historically, we have been heavily dependent upon two or three major clients for a substantial portion of our revenues. Any loss of (or failure to retain a significant amount of business with) these key clients would have a material adverse impact on the Company. Our major clients include Ford Motor Company ("Ford") and DaimlerChrysler. For the third quarter 2003 and 2002, Ford accounted for 46.6% and 50.9% and DaimlerChrysler accounted for 13.0% and 15.1%, respectively. For the nine months ended September 30, 2003 and 2002, Ford accounted for 49.6% and 49.8% and DaimlerChrysler accounted for 14.1% and 14.8%, respectively.

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

LEASING OPERATIONS

TechTeam Capital Group, L.L.C. is in the final stages of running out its lease portfolio. Capital Group ceased writing new leases in March of 2000. There are four areas of concern in winding-down the leasing operation: a) the remaining revenue stream, b) the residual value of the assets still being leased, c) the value of the off-lease equipment held in inventory, and d) collecting Capital Group's accounts receivable.

While there are a few leases whose original lease termination dates extend through March of 2005, the vast majority of the lease terminations have already occurred. The total value of the future revenue stream for the remaining contractually committed leases (which excludes month-to-month leases) is $128,000 as of September 30, 2003. During the first nine months of 2003, Capital Group recorded $1.32 million in revenue above the contractually committed lease revenue amount. This revenue is from contractual month-to-month extensions of outstanding leases. We have not estimated additional revenues from future lease renewals, as it is not possible for us to predict how many lease renewals we will receive, or how long they will be extended.

As of September 30, 2003, the equipment still on lease had a residual book value of $727,000, with a reserve of $415,000 for an adjusted net book value of $312,000 or 3.3% of original cost of the equipment. During the first nine months of 2003, we sold leased equipment for an average of 7.6% of original cost. During the fourth quarter of 2003, leased assets with a residual value of $556,000 and a reserve of $407,000, for a net of $149,000 or 1.6% of original cost, are scheduled to come off lease and transfer into inventories, unless the leases are renewed or the equipment is sold.

During the second quarter of 2003, we determined we would not be able to obtain the value we had previously expected from the sale of our equipment inventories due to the significant decline in the fair market value of the equipment in the marketplace. In recognition of the deterioration in market prices, the Company increased its reserves for the inventory by $1.0 million. As of September 30, 2003, inventories of off-lease equipment was carried at a book value of $2.67 million and a reserve of $2.58 million for an adjusted net value of $85,000, which represents 0.64% of the original equipment cost.

Capital Group's accounts receivable decreased to $1.61 million, net of reserves, at September 30, 2003 from $2.91 million, net of reserves, at December 31, 2002. As we close down our portfolio and as our leasing relationships end, we are experiencing additional collection delays. Allowances against accounts receivable were increased to $730,000 at September 30, 2003 from $415,000 at December 31, 2002 in recognition of the additional collection challenges.

Effective June 30, 2003, Edward J. Penkala, President of TechTeam Capital Group and an Executive Officer of TechTeam Global, Inc., resigned from the Company. On June 30, 2003, we entered into a consulting services agreement with Mr. Penkala for the period July 1, 2003 through December 31, 2003 under which Mr. Penkala is compensated only for successfully assisting Capital Group in completing its run off of the leasing portfolio.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002

Revenues increased 5.6% to $22.3 million from $21.1 million. This increase was primarily due to the 14.4% increase in the corporate services segment, partially offset by the 79.5% decrease in the leasing operations segment. Leasing operations revenue decreased to $409,000 from $1.99 million for the comparable period of 2002. The decrease was a result of our decision to cease actively seeking new leasing business and to manage the winding down of the leasing portfolio. The corporate services segment, comprised of corporate help desk services, technical staffing, systems integration, and training programs, experienced a 14.4% increase in revenue, reaching $21.9 million, up from $19.1 million for the comparable period last year. Revenues from corporate help desk services increased 15.1% to $17.2 million from $14.9 million, due primarily to growth in business with our existing customers. Revenues from systems integration increased 51.5% to $2.24 million from $1.48 million. These revenue increases were offset by revenue decreases in the other product lines. Revenues from technical staffing decreased 9.5% to $2.23 million from $2.47 million principally as a result of price concessions granted to existing customers and reductions in placements. Revenue from the provision of training programs declined 11.8% to $213,000 from $241,000.

Gross profit as a percentage of sales decreased to 19.1% in the third quarter of 2003 from 26.1% in the third quarter of 2002. This decrease was primarily due to a decrease in gross profit margins from our leasing operations, to a negative gross profit margin of 83.8% in 2003 from a positive gross profit margin of 27.1% in 2002. The year over year decline in gross margin for leasing operations is primarily a result of management's decision to increase the reserve for equipment in inventory during the second quarter of 2003.

Gross profit margin for corporate services decreased to 21.0% from 26.0%. Within the corporate services product segment, the corporate help desk services gross profit margin decreased to 20.5% from 28.0% due primarily to the price concessions included in the multi-year contracts negotiated during 2002 and 2003 with some of our help desk customers, including Ford Motor Company, and costs related to the launch of new business in our expanded help desk in Belgium. The training program gross profit margin decreased to 16.8% from 23.9%. These gross profit margin decreases were partially offset by improvements in the systems integration gross profit margin to 26.8% from 21.9% and the technical staffing gross profit margin to 19.5% from 16.5%.

Selling, general, and administrative (SG&A) expense increased to $4.70 million in the third quarter of 2003 from $4.23 million in the third quarter of 2002. The selling portion of SG&A expense increased by $200,000 for payroll, benefits and payroll tax expense for additional sales personnel. The general and administrative portion of SG&A expense increased $275,000 primarily due to increased bad debt expense, professional service costs, and computer system maintenance and repair expense, less savings in payroll costs, facilities expenses, and travel and training expenses.

The Company's Michigan Single Business Tax expense decreased from $225,000 in the third quarter of 2002 to zero in the third quarter of 2003, due to a change in the 2003 tax law, which was favorable to the Company.

Currency transaction gains of $86,000 for the three months ended September 30, 2003 were due to the continued depreciation of the U.S. dollar against the euro, British pound sterling, and the Swedish krona. Currency transaction gains and losses for the three months ended September 30, 2002 were not significant.

Interest income increased to $397,000 from $238,000 in the third quarter of 2003 and 2002, respectively. This increase was due primarily to $141,000 in interest income associated with a successful federal income tax refund claim for the years 1998 through 2000. The federal income tax refunds and interest income payments were received in October 2003. Interest expense decreased to $9,000 from $64,000 due primarily to the continuing reduction in outstanding debt related to our leasing operations.

The consolidated effective tax rate differs from the statutory tax rate and has changed during the third quarter due to the following: 1) a change in Management's estimate of total U.S. income before taxes for 2003, 2) the impact of non-deductible expenses for U.S. tax purposes, 3) the impact of foreign losses incurred for which future tax benefits have not been recorded, and 4) varying tax rates specific to non-U.S. locations.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002

Revenues were $66.0 million for the nine months ended September 30, 2003, the same amount reported for the comparable period in 2002. Leasing operations reported a decrease in revenue of 72.7%, generating $2.10 million in 2003, down from $7.69 million in 2002 for the reasons previously noted under Leasing Operations. The corporate services segment, comprised of corporate help desk services, technical staffing, system integration, and training programs, reported a 9.6% increase in year to date revenue, generating $63.9 million versus $58.3 million in the comparable period of the prior year. Revenues from corporate help desk services increased 13.7% to $49.7 million from $43.7 million due to growth in business with new and existing customers. Revenues from systems integration services increased 10.1% to $6.52 million from $5.93 million. Revenues from technical staffing decreased 10.9% to $7.01 million from $7.87 million as a result of price concessions granted to existing customers and reductions in placements. Revenue from the provision of training programs decreased 18.2% to $674,000 from $824,000.

Gross profit as a percentage of sales decreased to 18.1% in 2003 from 24.0% in 2002, due primarily to a decline in gross profit margins of our leasing operations. This business segment posted a negative gross profit margin of 80.5% in 2003, as opposed to a positive gross profit margin of 13.3% in 2002.

Gross profit margin decreased for corporate services to 21.4% from 25.4%. Corporate help desk services gross profit margin decreased to 21.0% from 27.4% due primarily to price concessions included in multi-year contracts negotiated during 2002 and 2003 with some of our help desk customers, including Ford Motor Company, costs for the launch for our expanded help desk in Belgium, and severance expense related to re-aligning our cost structure in our European operations in the second quarter. The training programs gross profit margin decreased to 17.3% from 20.4%. These gross profit margin decreases were partially offset by improvements in the systems integration gross profit margin to 25.7% from 24.8% and in the technical staffing gross profit margin to 20.7% from 15.5%.

Selling, general, and administrative (SG&A) expense increased to $14.1 million in 2003 from $12.6 million in 2002. The selling portion of SG&A expense increased by $622,000 as we invested in additional sales during 2003. The additional sales staff increased payroll and travel expenses by $520,000 and $88,000, respectively, over the comparable period of 2002. The general and administrative portion of SG&A expense increased $915,000 due primarily to increased professional service costs, bad debt expense, facilities expense, computer system maintenance and repairs expense, and insurance expense, less savings in travel expenses. SG&A expense in 2002 included a non-cash charge of $410,000 resulting from the appreciation in the intrinsic value of a variable stock option agreement made to the Company's president and chief executive officer, pursuant to an employment agreement entered into on August 9, 2001.

The Company's Michigan Single Business Tax expense decreased $133,000 to $542,000 in 2003 from $675,000 in 2002, principally as a result of a favorable change in the tax law.

Currency transactions gains of $449,000 for the nine months ended September 30, 2003 were due to the continued depreciation of the U.S. dollar against the euro, British pound sterling, and the Swedish krona. Currency transaction gains and losses for the nine months ended September 30, 2002 were not significant.

Interest income increased to $907,000 in 2003 from $712,000 in 2002. This increase is primarily a result of the $141,000 in interest income associated with a successful federal income tax refund claim for the years 1998 through 2000. The federal income tax refunds and interest income payments were received in October 2003. Interest expense decreased to $32,000 from $148,000 due primarily to the continuing reduction in outstanding debt, related to our leasing operations.

The consolidated effective tax rate differs from the statutory tax rate and has changed during the third quarter due to the following: 1) a change in management's estimate of U.S. income before taxes for 2003, 2) the impact of non-deductible expenses for U.S. tax purposes, 3) the impact of foreign losses incurred for which future tax benefits have not been recorded, and 4) varying tax rates specific to non-U.S. locations.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

Cash, cash equivalents, and marketable securities decreased by $809,000, from $45.9 million on December 31, 2002 to $45.1 million on September 30, 2003. Our working capital position decreased by $694,000 during the first nine months of 2003, from $60.7 million as of December 31, 2002 to $60.0 million as of September 30, 2003.

Our total debt decreased by $324,000 during the first nine months of 2003, from a balance of $698,000 on December 31, 2002 to $374,000 on September 30, 2003. The Company's total debt as a percentage of its cash, cash equivalents, and securities decreased from 1.5% on December 31, 2002 to 0.8% on September 30, 2003.

CASH PROVIDED BY OPERATIONS

Cash provided by operating activities was $2.54 million for the nine months ended September 30, 2003. Net working capital increased as a result of an increase of $3.69 million in accounts receivable. Depreciation and amortization expense for the nine months ended September 30, 2003 was $4.58 million, of which $1.18 million came from our leasing operations.

CASH PROVIDED BY INVESTING ACTIVITIES

Net cash provided by investing activities was $4.61 million for the nine months ended September 30, 2003. We received $6.49 million from the sale of marketable securities, $1.59 million from the sale of assets used in leasing operations, and $0.37 million from other activities. We used $3.84 million to purchase assets to be used in the provision of customer services.

CASH USED IN FINANCING ACTIVITIES

Cash used in financing activities was $1.46 million. We used $6.75 million to purchase Company common stock and $323,000 to pay down debt related to leasing operations. We received $4.82 million from the issuance of preferred stock and $461,000 from the issuance of common stock related to the exercise of stock options. Additionally, $335,000 resulted from foreign currency transaction adjustments.

ITEM 4 - CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.


                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

The Company is a party to legal proceedings, which are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on the Company's liquidity, financial position, or results of operations.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.4 Bylaws of National TechTeam, Inc. (A Delaware Corporation) as amended and restated October 28, 2003

     10.6     TechTeam Sixth Amendment To Lease

     10.19    TechTeam Global, Inc. Executive Annual Incentive Plan

     31.1     Written Statement of the Chief Executive Officer

     31.2     Written Statement of the Chief Financial Officer

     32 Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 10 U.S.C. Section 1350

(b) Three reports on Form 8-K were filed during the quarter ended September 30, 2003

     (i) Announcement of the Company's earnings for the second quarter of 2003, dated August 14, 2003

     (ii) Announcement of the posting of the Company's corporate presentation to its website, dated August 29, 2003


ITEMS 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

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



                                           TechTeam Global, Inc.
                                           ----------------------
                                                    (Registrant)


    Date:     11/07/03                     By: /s/William F. Coyro, Jr.
                                           -------------------------------------
                                                 William F. Coyro, Jr.
                                                 President and Chief Executive
                                                 Officer


    Date:     11/07/03                     By: /s/David W. Morgan
                                           -------------------------------------
                                                 David W. Morgan
                                                 Vice President, Chief Financial
                                                 Officer, and Treasurer

                                 EXHIBIT INDEX
     NO.      DESCRIPTION
     ---      -----------
     3.4      Bylaws of National TechTeam, Inc. (A Delaware Corporation) as
              amended and restated October 28, 2003

     10.6     TechTeam Sixth Amendment To Lease

     10.19    TechTeam Global, Inc. Executive Annual Incentive Plan

     31.1     Written Statement of the Chief Executive Officer

     31.2     Written Statement of the Chief Financial Officer

     32 Written Statement of the Chief Executive Officer and Chief Financial Officer Pursuant to 10 U.S.C. Section 1350