Form 10-K
period 2003-12-31
TECHTEAM GLOBAL INC
filed 2004-03-24
CIK 805054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                              TECHTEAM GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

    Delaware                         0-16284                   38-2774613
(State or other             (Commission File Number)       (I.R.S. Employer
jurisdiction of                                            Identification No.)
incorporation)

27335 West 11 Mile Road, Southfield, MI            48034
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (248) 357-2866
Registrant's internet address:                       www.techteam.com

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer. Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock as of March 17, 2004 was 8,527,500. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $57,593,408. For the sole purpose of making this calculation, the term "non-affiliates" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by TechTeam Global, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are "affiliates" of TechTeam Global, Inc., as that term is defined under the Securities act of 1934.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement, dated on or about April 5, 2004. Form 10-K referenced Part III, Items 10, 11, 12, 13 and 16.

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-K

                                      INDEX

                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                                 ------
PART I
     Item 1   Business                                                                            3-8
     Item 2   Properties                                                                           8
     Item 3   Legal Proceedings                                                                    8
     Item 4   Submission of Matters to a Vote of Security Holders                                  8
PART II
     Item 5   Market for Registrant's Common Equity and Related Stockholder Matters                9
     Item 6   Selected Financial Data                                                            10-11
     Item 7   Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                         12-22
     Item 7A  Quantitative and Qualitative Disclosures about Market Risk                           22
     Item 8   Financial Statements and Supplementary Data                                        23-50
     Item 9   Disagreements on Accounting and Financial Disclosures                                50
PART III
     Item 10  Directors and Executive Officers of the Registrant                                   51
     Item 11  Executive Compensation                                                               51
     Item 12  Security Ownership of Certain Beneficial Owners and Management and Related           51
              Stockholder Matters
     Item 13  Certain Relationships and Related Transactions                                       51
     Item 14  Controls and Procedures                                                              51
PART IV
     Item 15  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                   52-54
     Item 16  Principal Accountant Fees and Services                                               54
              Signatures                                                                           55
              Index of Exhibits                                                                    57



                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of TechTeam Global, Inc. and its consolidated subsidiaries ("TechTeam") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning developments or performance relating to or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers, and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; complexities of global political and economic developments; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report, and that are otherwise described from time to time in TechTeam's Securities and Exchange Commission reports filed after this report. TechTeam assumes no obligation and does not intend to update these forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

TECHTEAM GLOBAL, INC. ("TechTeam" or the "Company" or "we") is a global provider of information technology ("IT") and business process outsourcing ("BPO") support services to entities, including Fortune 1000 companies, multinational companies, product providers, and governments. Our services are provided with a single point of contact delivery vehicle centralized on our help desk support services, while providing complementary services, including technology deployment, migration and consulting services, systems integration, training, and technical staffing.

TechTeam Global, Inc. was incorporated under the laws of the State of Delaware in 1987. The Company's common stock is traded on the Nasdaq National Stock Market(R) under the symbol "TEAM". Our client base includes Ford Motor Company, DaimlerChrysler, Canon Europe NV, Deere & Company, Cendant Corporation, Liberty Mutual Insurance Company, United States Air National Guard, Schering-Plough Research Institute, and other companies in the manufacturing, pharmaceutical, office equipment, insurance, logistics, hospitality, food service, retail, other industries, and governmental entities.

Our subsidiaries are: TechTeam Global NV/SA (Belgium); TechTeam Global Ltd. (United Kingdom); TechTeam Global GmbH (Germany); TechTeam Global AB (Sweden); S.C. TechTeam Global SRL (Romania); TechTeam Asia Pacific (Private) Ltd. (India); Digital Support Corporation (Chantilly, Virginia); TechTeam Cyntergy, L.L.C. and TechTeam Capital Group, L.L.C. (Southfield, Michigan).

We had total employees of 1,593 and 1,298 at December 31, 2003 and 2002, respectively.

SERVICES

CORPORATE SERVICES

As an IT and business process support services provider, we provide our customers with assistance in designing, implementing, managing, and maintaining their IT infrastructure and systems through our provision of technical help desk services, technical staffing, systems integration, professional services, and training programs. Consistent with our business strategy, we integrate these services to provide total and flexible solutions for our customers, while providing our employees with a career path within the Company. This career path enables our employees to obtain training that allows them to work on projects with increasing levels of complexity, which improves employee retention, reduces turnover, and lowers our costs. We are implementing a strategy to increase our delivery capabilities across a broader range of IT outsourcing services.

HELP DESK SERVICES

Our help desk solutions provide our customers with around-the-clock (24x7x365) technical support for their end-users and other constituencies. We support the full range of a client's IT and business process infrastructure, from network environments to computing systems, and from shrink-wrapped applications to advanced proprietary and acquired application systems. We also provide technical support to customers of our clients' products and software. Our flexibility and business processes enable us to tailor our delivery to meet the needs of the customer's IT environment, including the support of proprietary business applications.

We deploy a "single point of contact" ("SPOC") delivery model to enable our customers to consolidate their problem resolution support functions into a centralized help desk, thereby reducing their costs by standardizing responses to incidents, eliminating overlapping help desks, and reducing the number of incidents that need to be responded to by deskside technicians. Our help desk technicians are trained in the customer's products and applications to enable them to diagnose problems and answer technical questions on problems regarding the infrastructure that we support. If the technician is not able to resolve the problem with the end-user, the call is escalated to the appropriate resource to solve the problem. Data collected by our technicians show trends in IT usage and potential trouble spots. We implement advanced data analytics to identify the root cause(s) of problem areas. From these analyses, we can recommend improvements in our customers' IT infrastructure.

In 2003, we focused on the continued expansion of our multilingual help desk capabilities in Europe. Our technicians provide multilingual customer technical support from our Brussels, Belgium help desk in 22 languages. Our Belgian operation again grew significantly, with revenue of $16.8 million in 2003, or 95% growth over the 2002 revenue of $8.6 million. This growth is primarily attributable to growth in our existing customer base and the appreciation of the euro relative to the U.S. dollar.

In response to the trend in the help desk industry to provide services from an "offshore" location, we are establishing a multilingual call center in Bucharest, Romania. When our Romanian facility becomes operational, expected in April 2004, we anticipate being able to provide help desk services worldwide in the French, English, German, Italian, and Spanish languages. As the cost of labor in Romania is significantly lower than in all of the other countries in which we currently conduct business, we anticipate that we will transfer some of our existing business to our Romanian operation, thereby improving our overall gross margin performance. We also anticipate that the lower cost structure in Romania will be a significant asset in securing new business.

Our largest help desk services project is the Ford Motor Company ("Ford") SPOC program, under which TechTeam provides a single point of contact for certain parts of the technology infrastructure of Ford in North America, the United Kingdom and Germany and Ford Motor Credit Corporation in North America and the United Kingdom. As a global service provider, we are responsible for providing consistent service levels with a constant support level at a price per technology seat maintained. Our technicians handle inbound "level-one" help desk support requests via the telephone, web submit, and e-mail and level-one desk-side support requests. Outside of our Dearborn, Michigan-based help desk office, which services Ford in North America, we generally provide these services on our customers' sites. We also provide similar services for Volvo AB, a member of the Ford Motor Company Premier Auto Group, as a subcontractor to WM-Data, a leading provider of IT outsourcing services in the Nordic region.

Most of our help desk business is performed as a dedicated desk for a single customer. As a result of the business acquired through the purchase of certain assets of Cyntergy Corporation in 2001, we have developed a "shared desk" service offering. This shared desk provides support to the retail, hospitality, and food service industries, as well as other customers who do not have sufficient call volume to warrant a dedicated desk. We have created a shared desk environment in Brussels, Belgium, and Southfield, Michigan, to implement our business supporting pharmaceutical companies' Electronic Data Capture related to their various drug trials.

To add further value to our customers, TechTeam has invested in the development of an integrated, web-based support offering that encompasses incident management, knowledge management, data analytics, self-help, and distance learning, known as the "Support Portal." This support offering enables customers to submit inquiries for support and to solve their incidents through the access of focused knowledge articles. Allowing customers to solve their own incidents and providing them access to open incident information results in call deflection and lower total cost to the customer. Our tools also provide our customers with real-time access to their project's performance statistics. This data analytic capability allows our customers to be proactive in addressing changes in their environment. The Support Portal is currently deployed for both internal company use as well as our support of multiple global customers.

SYSTEMS INTEGRATION

We provide IT infrastructure (personal computers, printers, phone systems, networks, servers, switches, etc.) support through systems integration, technology deployment, and implementation services from project planning and implementation to full-scale network server and workstation installations and maintenance. We offer a wide spectrum of information technology services for the customer, ranging from technology consulting to desk-side support to network monitoring. As a result of our acquisition of Digital Support Corporation ("DSC") on December 31, 2003, we expanded this component of our business. DSC provides technical support for the Federal government, including support for the Air National Guard's secure wide-area network infrastructure, other local governmental entities, and commercial enterprises such as Kaiser Permanente. We also provide full-service IT staff and consulting services for companies to help manage their IT infrastructure.

Through our TechTeam Cyntergy, L.L.C. subsidiary, we offer deployment, training, and implementation services to companies in the hospitality, retail, and food service industries throughout the United States. TechTeam Cyntergy employees provide on-site services to deploy technology and train the customers' personnel in the use of point-of-sale and property management software.

As part of our long-term strategic plan, we are committed to further expanding our footprint in the IT infrastructure support sector. We believe that further development of infrastructure support services is an important aspect of our sales strategy as it provides services that have a shorter sales cycle than help desk services. It also provides significant career path opportunities for our employees.

TECHNICAL STAFFING

We maintain a staff of trained technical personnel, which we place at our clients' facilities to provide technical support services including help desk technicians, software developers, and network support. We recruit a technically proficient employee base. We enhance our employees' proficiency by providing access to technical training programs, which includes training in new technologies, in advanced operating systems like Windows XP and Unix, and in sophisticated applications such as Oracle and PeopleSoft. This training allows us to provide our customers with highly skilled professionals that are trained and certified in the latest technologies.

Further, the technical staffing business helps us to provide our employees with a diverse career path. As help desk technicians learn new technologies and utilize our internal training programs, they can migrate to technical staffing positions where they can increase their compensation and knowledge, also enabling us to retain our most valuable resources. We consider our career pathing program to be a competitive advantage relative to other staffing service and help desk service providers and a tool to reduce employee turnover.

TRAINING PROGRAMS

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

EQUIPMENT LEASING

TechTeam Capital Group, L.L.C. ("Capital Group"), a subsidiary of the Company, previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from two to five years. Effective March 31, 2000, the majority of the Capital Group staff was terminated and Capital Group ceased looking for new leasing opportunities. Capital Group is currently running out its lease portfolio. Revenue from our leasing operations declined to $2.26 million in 2003 from $9.10 million in 2002, and declined to $154,000 in the fourth quarter of 2003.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

Historically, we have been heavily dependent upon two or three major clients for a substantial portion of our revenue. Any loss of (or failure to retain a significant amount of business with) these key clients would have a material adverse effect on the Company. Our major clients currently include Ford Motor Company and DaimlerChrysler. For the three years ended December 31, 2003, 2002, and 2001, respectively, Ford accounted for 51.5%, 50.0%, and 43.6% of the Company's total revenue and DaimlerChrysler accounted for 13.9%, 15.4%, and 17.5% of total revenue.

We continue to grow our revenue with Ford, which increased from $41.2 million in 2001 to $43.3 million in 2002 and to $45.0 million in 2003. Our business with Ford consists of the SPOC program noted previously, technical staffing, and installation of new personal computer equipment through Dell Inc. With the addition of the support services being provided for Volvo AB and the anticipated growth as the SPOC program moves into other parts of Ford, we believe that our revenue from Ford will continue to grow as it has over the past three years.

The Company continues to seek to diversify its client base from both a client and industry perspective. During 2003, we were successful in selling new non-Ford related business, especially through our Belgium help desk, and we expect further diversification in 2004 as a result of our acquisition of DSC. We met with limited success in diversifying our business base in the United States, and our operations in the United Kingdom, Germany, and Sweden solely service Ford. A major facet of our business strategy for 2004 remains to diversify our customer base and become less revenue-concentrated with Ford. We anticipate that our percentage of revenue derived from Ford will decline in future reporting periods even if our total revenue from Ford increases.

Nevertheless, because we believe that our existing client base presents significant opportunities for cross-marketing our services, we will continue to seek additional business from our largest clients. We anticipate that our major clients will continue to account for a large percentage of our revenue in the near future, although no assurance can be given in this regard.

COMPETITION

We are engaged in a highly competitive business. While there are many companies that provide similar services, no one company dominates our industry. We frequently find ourselves competing with larger IT outsourcing companies, such as International Business Machines Corporation and Electronic Data Systems Corporation. We believe that we have the best overall value proposition in the IT industry when one considers our price, quality, focus, and flexibility of our service offerings. Accordingly, we compete principally on the basis of service excellence, the ability to provide best-in-class help desk services, price, experience and reputation in the industry, technological capabilities, ISO quality practices, responsiveness to client needs, and referrals from existing clients.

We believe the following factors may provide us with competitive advantages over certain of our competitors:

         - Strong Internationally-Recognized Client Base -- Our existing multinational clients provide us with excellent references and a strong foundation for the development of new business.

         - Price -- Our cost structure is lower than our major outsourcing competitors enabling us to price our services cost effectively.

         - Qualified Technical Staff -- We focus on developing and retaining high quality motivated talent. Our employees are trained and offered a career path to higher-level positions within the Company.

         - Quality Client-Driven Metrics and Service Excellence -- As an ISO 9001 certified company, we follow a well-defined quality system with a focus on continuous improvement.

         - Core Expertise -- Our ability to deliver mission critical IT and business process solutions has been well established and recognized by our diverse customer base in the IT service industry.

As noted previously, we are implementing offshore outsourcing strategies involving Romania. We anticipate that our Romanian deployment will enhance our IT outsourcing offering because of the technicians' multilingual capabilities. The cost of labor in Romania is significantly lower than in the United States and Europe.

EUROPEAN OPERATIONS

We service our clients in Europe through four wholly-owned subsidiaries:
TechTeam Global Ltd., TechTeam Global NV/SA, TechTeam Global GmbH, and TechTeam Global AB. We anticipate commencing operations in our Romanian subsidiary, S.C. TechTeam Global SRL, in April 2004.

TechTeam Global Ltd., TechTeam Global GmbH, and TechTeam Global AB provide Ford and its subsidiaries with technical staffing and help desk services. TechTeam Global NV/SA provides our clients primarily with multilingual help desk support. A significant portion of our business in Europe is driven by our client base in the United States. As noted, Ford and its subsidiaries are currently the only clients of TechTeam Global GmbH, TechTeam Global Ltd., and TechTeam Global AB.

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

LEASING OPERATIONS

Capital Group ceased writing new leases in March 2000 and is in the final stages of running out its lease portfolio. There are three areas of concern in winding-down the leasing operation: a) the remaining revenue stream, b) the residual value of the assets still being leased, and c) the collection of Capital Group's accounts receivable.

While there are a few leases whose original lease termination dates extend through March 2005, the vast majority of lease terminations have already occurred. We had 42 active leases at December 31, 2003 as compared to 112 active leases at December 31, 2002. The total value of the future revenue stream for the remaining contractually committed leases (which excludes month-to-month leases) is $111,000 at December 31, 2003. We have not estimated additional revenue from future lease renewals, as it is not possible for us to predict how many lease renewals we will receive, or for how long they will be extended.

During 2003, we determined that we would not be able to obtain the value previously expected from the sale of off-lease equipment inventories due to a significant decline in the fair market value of the equipment in the secondary market. In recognition of the deterioration in these market prices, we recorded charges totaling approximately $1.40 million during 2003 to write-off inventories, including a charge to income in the second quarter of 2003 of $1.05 million. At December 31, 2003, we have sold or disposed of substantially all inventories as our lease portfolio continues to wind down. All remaining inventories are fully reserved by a valuation allowance, as we believe these items have little, if any, re-sale value in the secondary market.

Capital Group's accounts receivable decreased to $713,000, net of reserves, at December 31, 2003 from $2.91 million, net of reserves, at December 31, 2002. Allowances against accounts receivable were increased to $740,000 at December 31, 2003 from $415,000 at December 31, 2002 in recognition of the additional collection challenges and due to one of our former equipment resellers declaring bankruptcy in December 2003.

Effective June 30, 2003, Edward J. Penkala, President of Capital Group, resigned from the Company. We entered into a consulting services agreement with Mr. Penkala for the period July 1, 2003 through December 31, 2003, under which Mr. Penkala was compensated only for successfully assisting Capital Group in executing its run off of the leasing portfolio. Effective December 31, 2003, this agreement with Mr. Penkala expired and was not renewed.

ITEM 2. PROPERTIES

Our world headquarters and principal executive offices are located in Southfield, Michigan. The following table sets forth certain information regarding the principal properties used by TechTeam, all of which are leased:

                                                                           LEASE TERM BEGINNING       SQUARE
    LOCATION                          FUNCTION                                  AND EXPIRING         FOOTAGE
    --------                          --------                                  ------------         -------
Southfield, MI            World Headquarters and Call Center                11/01/93 - 06/30/11       69,840
Brussels, Belgium         European Headquarters and Call Center             08/01/97 - 07/31/06       60,364
Dearborn, MI              Call Center and Training Center                   04/01/97 - 03/31/06       30,182
Davenport, IA             Call Center                                       10/15/99 - 10/14/04       22,263
Chantilly, VA             Headquarters of Digital Support Corporation       06/12/04 - 06/30/11       17,597
Portsmouth, RI            Sales and Administrative Office                   06/01/01 - 05/31/06        4,200
Chelmsford, England       Sales and Administrative Office                   11/01/00 - 11/01/03        3,340
Gothenburg, Sweden        Sales and Administrative Office                   09/01/02 - 09/30/05        1,829
Germantown, MD            Sales and Administrative Office                   03/01/04 - 02/28/07        1,405

We believe the facilities we occupy are well maintained and in good operating condition. We believe these locations are adequate to meet our needs for the foreseeable future. These facilities include general office space and computer training classrooms. Because some of our services are performed at client sites, the cost of maintaining multiple offices is minimized. The lease for Chelmsford, England expired in November 2003 and was renewed on a month-to-month basis through March 12, 2004.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the reported high and low sales prices of our common stock for the quarters indicated as reported by the Nasdaq National Stock Market(R). Our common stock trades on the Nasdaq National Stock Market(R) under the symbol "TEAM".

                YEAR AND QUARTER                         HIGH       LOW
                ----------------                         ----       ---
2002
    First Quarter..................................     $4.790    $3.050
    Second Quarter.................................      8.440     4.070
    Third Quarter..................................      8.000     5.450
    Fourth Quarter ................................      7.549     4.750
2003
    First Quarter..................................     $7.890    $5.730
    Second Quarter.................................      7.000     5.550
    Third Quarter..................................      6.950     6.000
    Fourth Quarter.................................      7.380     5.680

The Company has never paid any dividends on its common stock. Any future decision as to payment of dividends will be made at the discretion of our Board of Directors and will depend upon our earnings, financial position, capital requirements, and such other factors as the Board of Directors deems relevant.

TechTeam had 490 shareholders of record as of March 10, 2004. Management estimates there are approximately additional 2,200 beneficial owners of our stock held in street names.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents information derived from our consolidated financial statements for the five years ended December 31, 2003. This information should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 Financial Statements and Supplementary Data." The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

                                                                        YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------
          STATEMENTS OF OPERATIONS DATA                 2003          2002         2001         2000        1999
          -----------------------------                -------      -------      -------      --------    --------
                                                                             (In thousands)
REVENUE
Corporate services
    Corporate help desk services.................      $67,669      $59,106      $51,316      $ 64,769    $ 66,620
    Technical staffing...........................        9,090       10,153       14,522        18,874      23,002
    Systems integration..........................        8,195        7,197        6,918         9,679      17,818
    Training programs............................          879        1,077        2,005         3,485       4,888
                                                       -------      -------      -------      --------    --------
Total corporate services.........................       85,833       77,533       74,761        96,807     112,328
Leasing operations...............................        2,256        9,102       19,849        27,349      20,477
                                                       -------      -------      -------      --------    --------
Total revenue....................................       88,089       86,635       94,610       124,156     132,805
Cost of services delivered.......................       72,073       66,578       75,777        95,860     109,417
                                                       -------      -------      -------      --------    --------

Gross profit.....................................       16,016       20,057       18,833        28,296      23,388
Selling, general, and administrative expense.....       18,695       17,801       21,733        22,895      19,364
Goodwill amortization expense....................           --           --        1,257           784         527
                                                       -------      -------      -------      --------    --------

Operating income (loss)..........................       (2,679)       2,256       (4,157)        4,617       3,497

Other income (expense)
    Interest income..............................        1,161          896        1,186           887         644
    Interest expense.............................          (38)        (164)        (779)       (1,435)       (914)
    Foreign currency transaction gain............          920           37           --            --          --
    Gain on sale of GE Joint Venture.............           --           --           --           322          --
                                                       -------      -------      -------      --------    --------
Total other income (expense).....................        2,043          769          407          (226)       (270)
                                                       -------      -------      -------      --------    --------

Income (loss) before income taxes................         (636)       3,025       (3,750)        4,391       3,227
Income tax provision (credit)....................          410        1,627         (172)        2,245       1,717
                                                       -------         ----      -------      --------    --------
Income (loss) before cumulative effect of
    accounting change............................       (1,046)       1,398       (3,578)        2,146       1,510
Cumulative effect of accounting change...........           --        1,123           --            --          --
                                                       -------      -------      -------      --------    --------
NET INCOME (LOSS)................................      $(1,046)     $   275      $(3,578)     $  2,146    $  1,510
                                                       =======      =======      =======      ========    ========


                                                                                YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------------------
          STATEMENTS OF OPERATIONS DATA                      2003          2002          2001          2000         1999
          -----------------------------                    --------      --------      --------      --------     --------
                                                                        (In thousands, except per share data)
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of
    accounting change ...........................          $  (0.10)     $   0.13      $  (0.33)     $   0.17     $   0.11
Cumulative effect of accounting change ..........                --         (0.10)           --            --           --
                                                           --------      --------      --------      --------     --------
Total basic earnings (loss) per share ...........          $  (0.10)     $   0.03      $  (0.33)     $   0.17     $   0.11
                                                           ========      ========      ========      ========     ========
DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of
    accounting change ...........................          $  (0.10)     $   0.13      $  (0.33)     $   0.17     $   0.11
Cumulative effect of accounting change ..........                --         (0.10)           --            --           --
                                                           --------      --------      --------      --------     --------
Total diluted earnings (loss) per share .........          $  (0.10)     $   0.02      $  (0.33)     $   0.17     $   0.11
                                                           ========      ========      ========      ========     ========
Weighted average common shares and
    common share equivalents outstanding
           Basic ................................            10,066        10,957        10,771        12,554       13,280
           Net effect of dilutive stock options..                --           146            --            --           23
                                                           --------      --------      --------      --------     --------
           Diluted ..............................            10,066        11,103        10,771        12,554       13,303
                                                           ========      ========      ========      ========     ========

                                                                                      DECEMBER 31,
                                                           ---------------------------------------------------------------
STATEMENTS OF FINANCIAL POSITION DATA                        2003          2002          2001          2000         1999
-------------------------------------                      --------      --------      --------      --------     --------
                                                                                    (In thousands)
Current assets ...........................                 $ 60,600      $ 68,549      $ 58,801      $ 40,985     $ 40,463
Current liabilities ......................                   11,522         7,869        11,746        17,840       18,069
Total assets .............................                   77,700        82,301        87,121       100,774      112,307
Long-term debt ...........................                      408           376           805         4,817       10,030
Redeemable convertible preferred stock....                    5,000            --            --            --           --
Total shareholders' equity ...............                 $ 60,770      $ 73,320      $ 74,570      $ 78,117     $ 84,208

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As an IT and business process support services provider, we provide our customers with assistance in designing, implementing, managing, and maintaining their IT infrastructure and computer systems through our provision of technical help desk services, technical staffing, systems integration, professional services, and training programs. TechTeam's 2003 operating results reflect a challenging economic environment as our customers strive to reduce their costs and exhibit cautious spending patterns. As a result, we continue to focus on executing operating and financial strategies which improve our operating performance and shareholder returns.

We achieved 10.7% revenue growth, or $8.30 million, in 2003 in our corporate services segment, comprised of corporate help desk services, technical staffing, systems integration, and training programs, but suffered a decrease in gross profit from our corporate services segment of 8.1%, or $1.57 million, primarily due to continued downward pricing pressure and staffing reductions from Ford and some of our larger customers, the loss of certain business to competitors, and new contracts with less favorable pricing terms than we have realized in the past. The most significant of the aforementioned price concessions and staffing reductions occurred at Ford where our 2003 revenue was adversely impacted by approximately $2.30 million. However, we believe that our willingness to work as a partner with Ford has strengthened our relationship, and we expect additional new business with Ford in 2004. Revenue from our European operations increased 62.1%, or $10.7 million, in 2003, which was partially offset by a decrease in revenue in the United States of 3.9%, or $2.37 million, in 2003, excluding revenue from our leasing operations. Our help desk services business achieved revenue growth of 14.5%, or $8.56 million, in 2003 but gross profit decreased 12%, or $1.93 million, in 2003 due to the aforementioned reasons. We incurred a total Company operating loss of $2.68 million primarily due to our leasing business and expenses incurred to support the rapid expansion of our European operations.

As noted, the trend toward reduced pricing for help desk services continued in 2003, and it had an adverse effect on our revenue and gross profit during 2003. We were able to address some of the price pressure by increasing operational efficiencies in providing services to our customers, but given the increasing prevalence of offshore help desk service providers, we recognized the need to establish our own offshore presence. During 2003, we explored the advantages and disadvantages of establishing an offshore presence in various countries. We concluded that establishing operations in Romania presented the best opportunity for increasing our operating performance because (1) the technical support personnel in Romania have solid skills, (2) Romanians can provide support services in the major Western European languages, (3) developing a blended solution with our Belgian operation would provide operational efficiencies, thereby improving the gross margin of our existing business, and (4) the cost of conducting business in Romania was comparable to other possible locations we explored. We expect our Romanian call center to be providing support services in the French, English, Spanish, Italian, and German languages in April 2004. We also created an entity in India, which is currently non-operational, and we are working with an Indian company with a call center in India on new business opportunities.

As part of our long-term strategic plan, we are also committed to further expanding our footprint in the IT systems integration sector. We believe the further development of infrastructure support services is an important aspect of our sales strategy as it provides services that have a shorter sales cycle than help desk services. In December 2003, we purchased Digital Support Corporation, a provider of diversified information technology services and solutions, including network infrastructure, information assurance, enterprise application, healthcare technology, systems integration, and hardware services and solutions to various governmental and commercial customers. DSC is expected to make a positive earnings contribution to TechTeam in 2004.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

REVENUE:

The Company's total revenue increased 1.7% to $88.1 million in 2003, from $86.6 million in 2002. Revenue from corporate services increased 10.7% to $85.8 million in 2003, from $77.5 million in 2002. This growth was partially offset by a decrease in revenue from our leasing operations segment, which decreased 75.2% to $2.26 million in 2003, from $9.10 million in 2002. The decline in leasing operations revenue was the result of our decision in March 2000 to discontinue actively seeking new leasing business and to commence the wind down of our lease portfolio. The trend of reduced revenue from our leasing operations will continue over the next year depending on the size and duration of renewals. The increase in revenue from corporate services was primarily due to revenue growth in Europe of 62.1% to $27.9 million in 2003, from $17.2 million in 2002. The growth in revenue in Europe was primarily due to additional business from existing customers in our corporate help desk services segment, efforts to expand our multilingual help desk capabilities in Europe, and the weakening of the U.S. dollar relative to the euro and the British pound. The weakening of the U.S. dollar relative to these European currencies positively impacted revenue by approximately $4.63 million during 2003. Since most of our international operating expenses were incurred in local currencies, the net impact of exchange rate fluctuations on operating income was considerably less than the impact on revenue. If the U.S. dollar strengthens in 2004 relative to European currencies, our international revenue will be negatively impacted when translated into U.S. dollars. The revenue growth in Europe was offset by a decrease in revenue from corporate services in the United States of 3.9% to $58.0 million in 2003, from $60.3 million in 2002. The decrease in revenue in the United States is primarily due to price concessions granted to existing customers in our corporate help desk services and technical staffing segments, and a reduction in placements in our technical staffing segment with Ford, our largest customer. The price concessions and staffing reductions adversely affected total Company revenue by approximately $2.67 million, with the majority of this effect in the United States.

Revenue from corporate help desk services increased 14.5% to $67.7 million in 2003, from $59.1 million in 2002, primarily due to additional business from existing customers in Europe, which was partially offset by decreased revenue as a result of price concessions granted to existing customers. Revenue from our Belgian operation increased 94.5% to $16.8 million in 2003, from $8.6 million in 2002, due to growth in our existing customer base and the aforementioned weakening of the U.S. dollar relative to the euro. The strengthening of the euro relative to the U.S. dollar positively impacted revenue in Belgium by approximately $3.04 million during 2003. Revenue from technical staffing services decreased 10.5% to $9.09 million in 2003, from $10.2 million in 2002, primarily due to price concessions granted to Ford and staffing reductions, which were only partially offset by additional business received from Ford in Europe. Revenue from systems integration services increased 13.9% to $8.20 million in 2003, from $7.20 million in 2002, primarily due to additional business from existing customers, including Ford. Revenue from training programs decreased 18.4% to $879,000 in 2003, from $1.08 million in 2002, due to a reduction in training programs at DaimlerChrysler, our largest customer in our training programs segment and our second largest customer overall.

GROSS PROFIT:

Total Company gross profit decreased 20.2% to $16.0 million in 2003, from $20.1 million in 2002. Total Company gross profit as a percentage of revenue decreased to 18.2% in 2003, from 23.2% in 2002. The decrease in gross profit dollars and margin is primarily due to a decrease in gross profit from corporate help desk services and leasing operations.

Gross profit (loss) from our leasing operations decreased to $(1.87 million) in 2003, from $602,000 in 2002, primarily due to non-cash charges totaling $1.4 million to increase our reserves for off-lease equipment. During 2003, we determined that we would not be able to obtain the value previously expected from the sale of off-lease equipment inventories due to a significant decline in the fair market value of computer equipment in the secondary market. At December 31, 2003, we have sold or disposed of substantially all inventories as our lease portfolio continues to wind down. All remaining inventories are fully reserved by a valuation allowance as we believe these items have little, if any, re-sale value in the secondary market.

Gross profit from corporate help desk services decreased 12.0% to $14.2 million in 2003, from $16.1 million in 2002. Gross profit from corporate help desk services as a percentage of revenue decreased to 20.9% in 2003, from 27.2% in 2002. The decrease in gross profit dollars and margin was primarily due to price concessions granted to existing customers in multi-year contracts negotiated during 2002 and 2003, costs associated with the launch of new business and our expanded help desk in Belgium, and expenses related to re-aligning our cost structure in our European operations. We expect our gross profit from corporate help desk services will improve as the new business matures and the benefits of our expansion in Europe, in particular Romania, are realized beginning in the fourth quarter of 2004 or early 2005. Gross profit from technical staffing increased 20.8% to $1.79 million in 2003, from $1.48 million in 2002. Gross profit from technical staffing as a percentage of revenue increased to 19.7% in 2003, from 14.6% in 2002. The increase in gross profit dollars and margin was primarily due to additional business from Ford in Europe and the success of internal cost reduction efforts. Gross profit from systems integration services increased 12.9% to $1.87 million in 2003, from $1.66 million in 2002. Gross profit from systems integration services as a percentage of revenue decreased slightly to 22.8% in 2003, from 23.0% in 2002. The increase in gross profit dollars was primarily due to additional business from new and existing customers. Gross profit from training programs decreased 71.9% to $63,000 in 2003, from $224,000 in 2002. Gross profit from training programs as a percentage of revenue decreased to 7.2% in 2003, from 20.8% in 2002. The decrease in gross profit dollars and margin was due to a reduction in training programs with DaimlerChrysler, our largest training customer.

Selling, general, and administrative expense increased 5.2% to $18.7 million in 2003, from $17.8 million in 2002. Costs which increased include, but are not limited to, approximately $593,000 for bad debt expense primarily from three customers who declared bankruptcy in 2003, our investment in the expansion of Belgium and Romania, a full-year's impact of the costs for our office in Sweden that we opened in 2002 of approximately $200,000, and expenses incurred in reviewing acquisitions of businesses that we ultimately decided not to acquire of approximately $200,000. These increases were partially offset by various decreases including, but not limited to, reduced Michigan Single Business Tax of approximately $260,000, reduced rent expense of approximately $500,000 from less square footage being leased, and internal cost containment efforts.

Interest income increased to $1.16 million in 2003, from $896,000 in 2002, due to higher average cash balances maintained in 2003. Our investment yield was consistent from 2002 to 2003, which averaged 2.8% in both periods. Interest expense decreased to $38,000 in 2003, from $164,000 in 2002, due to reduced outstanding debt related to our leasing operations. Foreign currency transaction gains increased to $920,000 in 2003, from $37,000 in 2002, primarily due to the significant weakening of the U.S. dollar in 2003 relative to the euro and British pound and higher average liabilities at our European subsidiaries denominated in currencies other than the local currency, principally in U.S. dollars. If the U.S. dollar strengthens in 2004 relative to European currencies, we expect to recognize foreign currency losses and the amounts could have a material adverse effect on our financial results.

Our effective tax rate increased in 2003 from 53.8% in 2002 primarily due to our inability to recognize a future tax benefit of $668,000 on losses incurred in Belgium. This increase was partially offset by a tax benefit of $422,000 that we recognized related to a refund of Federal income taxes paid in the United States in prior years.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

REVENUE:

Revenue decreased 8.4% to $86.6 million in 2002, from $94.6 million in 2001. This decline was primarily due to a decrease in revenue from leasing operations of 54.1% to $9.10 million in 2002, from $19.8 million in 2001, as a result of our decision in March 2000 to discontinue actively seeking new leasing business and to commence the wind down of our lease portfolio. Revenue from corporate help desk services increased 15.2% to $59.1 million in 2002, from $51.3 million in 2001, due to growth in business with our existing customers, primarily Ford, and new business acquired with the acquisition of Cyntergy Corporation in September 2001. Revenue from systems integration services increased 4.0% to $7.2 million in 2002, from $6.9 million in 2001, primarily due to growth of our customer base associated with the acquisition of Cyntergy Corporation. Revenue from technical staffing decreased 30.1% to $10.2 million in 2002, from $14.5 million in 2001, principally as the result of price concessions granted to existing customers and reductions in staff placements. Revenue from training programs decreased 46.3% to $1.1 million in 2002, from $2.0 million in 2001, primarily due to discontinuance of training contracts with Sun Microsystems, Inc. and DaimlerChrysler.

GROSS PROFIT:

Gross profit as a percentage of sales increased to 23.2% in 2002, from 19.9% in 2001. This increase was primarily due to an increase in gross profit margin from our leasing operations to 6.6% in 2002 from (3.3)% in 2001. These benefits were partially offset by a gross margin reduction from corporate services to 25.1% in 2002, from 26.1% in 2001. Within corporate services, gross profit as a percentage of revenue from our corporate help desk services segment decreased to 27.2% in 2002, from 28.9% in 2001, primarily due to increased cost of services delivered in expanding the customer use of our Support Portal; gross profit as a percentage of revenue from technical staffing decreased to 14.6% in 2002, from 15.4% in 2001, primarily due to price concessions granted to existing customers; and gross profit as a percentage of revenue from systems integration decreased to 23.0% in 2002, from 31.3% in 2001, as we invested in integrating new customers from our acquisition of Cyntergy Corporation. These decreases were partially offset by an increase in gross profit as a percentage of revenue from training to 20.8% in 2002, from 13.0% in 2001.

Selling, general, and administrative expense decreased 22.6% to $17.8 million in 2002, from $23.0 million in 2001. The expense decrease is partially due to aggressive cost containment efforts and expense reduction initiatives undertaken during 2002 that reduced, among other things, facility costs, outside services, payroll, and benefits expense. These decreases were partially offset by increases for depreciation, travel expenses, and the non-cash charge of $410,000 resulting from a variable stock option grant made to our President and Chief Executive Officer pursuant to an employment agreement entered into on August 9, 2001. Also, we did not amortize goodwill during 2002 due to our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Accounting for Goodwill and Other Intangible Assets, effective January 1, 2002. We recognized $1.26 million in goodwill amortization expense during 2001. Selling, general, and administrative expense in 2001 also included costs related to earn-out and release agreements with former officers of Capital Group, higher bad debt expense, severance expenses associated with terminated employees, and higher amortization expense for intangible assets.

Interest income decreased to $896,000 in 2002, from $1.19 million in 2001, as a result of reduced returns from our cash investments. The decline in our investment yield was consistent with the overall decline in short-term market interest rates and returns. Interest expense decreased significantly to $164,000 in 2002, from $779,000 in 2001, primarily due to reduced outstanding debt related to our leasing operations.

Our effective tax rate increased to 53.8% in 2002 from 2001 primarily due to increased taxable income and expenses that are not deductible for Federal income tax purposes in the United States.

As required, on January 1, 2002, we adopted SFAS 142 and no longer amortize goodwill beginning in 2002, but are required to subject goodwill to an annual impairment test, or more frequently if impairment indicators arise. Upon adoption of SFAS 142, we performed an impairment test of goodwill as of January 1, 2002. We first compared the estimated fair value of each reporting unit, as that term is defined by SFAS 142, with the reporting unit's carrying amount. The fair values of the reporting units were estimated using the expected present value of future cash flows. Upon completing this first step, we identified our leasing operations reporting segment whose carrying amount exceeded the fair value. As a result, we recorded a goodwill impairment loss of $1.12 million representing the remaining carrying value of this goodwill, which was recognized as the cumulative effect of an accounting change as of January 1, 2002. The goodwill related to our leasing operations segment became impaired primarily due to our decision to exit the leasing business and a significant decline in the fair market value of the leased equipment in the secondary market.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management has discussed the development and selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors.

DEFERRED INCOME TAXES:

Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. Realization of deferred tax assets depends upon sufficient levels of future taxable income. If at any time we believe that current or future taxable income does not support the realization of deferred tax assets, a valuation allowance is provided.

Based on historical and expected future taxable income in Belgium, we have provided a valuation allowance against the deferred tax asset related to our net operating loss carryforward. We anticipate providing a valuation allowance for any future losses incurred in Belgium. No valuation allowance has been recognized against other deferred tax assets, which are in the United States, as we believe it is more likely than not that these deferred tax assets will be realized based on estimates of future taxable income, which have considered, among other factors, the future benefits of our recent acquisition of DSC and the wind down of our leasing operation.

No provision was made with respect to approximately $1.86 million of undistributed earnings of foreign subsidiaries at December 31, 2003, since we consider these earnings to be permanently reinvested. Upon distribution of these earnings, we would be subject to United States income taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

ASSETS OF LEASING OPERATIONS:

Assets of leasing operations consist of equipment leased to others under operating leases and our net investment in direct-financing leases. Equipment leased to others consists primarily of computer equipment. Leased assets are depreciated to their estimated residual value using the straight-line method over the original term of the lease. Furthermore, our net investment in direct-financing leases contains an amount for estimated non-guaranteed residuals from these leases. In estimating all residual values, we rely largely on historical experience by type of equipment and manufacturer, adjusted for known trends and current market valuation data. We periodically review our estimate of residual values. The residual values are impacted by a number of factors, including the speed of technological change, the secondary market for used computer equipment, the disposition of customers towards lease renewals, and our ability to offer structured alternatives to our customers.

During 2003, we determined that certain estimated residual values were overstated due to a decline in the fair market value of the equipment in the secondary market. In recognition of the deterioration in market prices, we recorded valuation reserves against the residual value of leased assets of approximately $277,000 in 2003. At December 31, 2003, the carrying value of equipment leased to others totaled $138,000, which will become fully depreciated in 2004 with minimal estimated residual value.

ACCOUNTS RECEIVABLE:

We periodically review our accounts receivable balances for collectibility based on a combination of historical experience and existing economic conditions. The definition of "delinquent accounts" is based on the governing contractual terms. Delinquent accounts and balances are reserved when we determine they are more likely than not to become uncollectible. Our customers are generally large, well-capitalized entities. We generally do not require collateral and do not charge interest on past due balances. As our leasing portfolio winds down, additional collection challenges may be encountered.

Our experience with delinquent accounts was adversely impacted by the bankruptcy of three customers in the third and fourth quarters of 2003, which continue to reflect the challenging economic conditions of our industry. One customer was a former reseller of our leased equipment, one customer related to our corporate help desk services segment, and one customer was indebted to the Company as a result of a note receivable acquired with our acquisition of certain assets of Cyntergy Corporation in 2001. We are not aware of major financial difficulties at any major customer and do not anticipate large uncollectible accounts in the future.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $35.2 million at December 31, 2003, as compared to $39.4 million at December 31, 2002. During 2003, cash and cash equivalents decreased $4.2 million primarily due to $12.5 million in cash used to repurchase 2,000,000 shares of our common stock, $6.50 million in cash used in the acquisition of DSC on December 31, 2003, and $4.35 million in cash used for capital expenditures. These decreases in cash and cash equivalents were partially offset by $8.31 million in cash provided by operations, $6.49 million from the sale of marketable securities, and $4.82 million in proceeds from the issuance of redeemable convertible preferred stock.

A significant source of operating cash flow in 2002 and 2001, and to a lesser extent in 2003, was our leasing business, as cash rental income and non-cash depreciation and amortization expense comprised substantially all of our operating activities. Depreciation and amortization expense in 2003 was $5.89 million, of which $1.27 million was derived from our leasing operations. Depreciation and amortization expense in 2002 was $11.1 million, of which $6.7 million came from our leasing operations. Depreciation and amortization expense in 2001 was $23.2 million, of which $17.1 million was derived from our leasing operations. Operating cash flow was negatively impacted by $3.97 million in 2003 due to our growth in Europe as working capital grew along with our revenue.

Capital expenditures were $4.35 million in 2003, $3.44 million in 2002, and $2.68 million in 2001. The increase in capital spending was the result of our expansion in Europe and continued investment in newer technologies and infrastructure support. We expect our capital expenditures in 2004 to be at a comparable level to 2003.

The Company purchased shares of its common stock in connection with various authorized stock repurchase programs. In 2003, we purchased and retired 2,000,000 shares of common stock for $12,545,000, inclusive of commission expense. In 2002, we purchased and retired 470,600 shares of common stock for $3,423,000, inclusive of commission expense. In 2001, we purchased 229,000 shares of common stock for $609,000, inclusive of commission expense. In February 2004, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock in 2004.

Long-term cash requirements, other than for normal operating expenses, are anticipated for the continued expansion in Europe, enhancements of existing technologies, repurchases of our common stock, additional consideration that is payable to the selling shareholders of DSC if specific performance conditions and operating targets are met in 2004 and 2005, and the possible acquisition of businesses complementary to the Company's existing business. We believe that positive cash flows from operations, together with existing cash balances, will continue to be sufficient to meet our ongoing requirements for working capital, capital expenditures, and stock repurchases for the next twelve months and foreseeable future. We have historically not paid dividends and intend to continue our policy of retaining earnings to finance future growth.

The Company has the following contractual obligations outstanding at December 31, 2003:

                                                                 REDEEMABLE
                                                                 CONVERTIBLE
                                                                  PREFERRED      OPERATING
MATURITIES OF CONTRACTUAL OBLIGATIONS                 DEBT          STOCK         LEASES
-------------------------------------                 ----          -----         ------
Less than one year.......................            $   906       $    --        $ 3,493
1-3 years ...............................                 34         5,000          5,427
4-5 years ...............................                 --            --          2,167
Thereafter ..............................                 --            --          2,738
                                                     -------       -------        -------
Total ...................................            $   940       $ 5,000        $13,825
                                                     =======       =======        =======

FACTORS INFLUENCING FUTURE RESULTS

IMPACT OF BUSINESS WITH MAJOR CLIENTS:

As set forth in "Item 1 Business," we depend upon major clients in the automotive industry for a substantial portion of our revenue. The past two years have been difficult financially for our automotive clients, and further deterioration of their financial condition could have a material adverse impact on our business as they may seek further price concessions or the termination of projects. Similarly, the loss of any significant customer or a reduction in economic activity in the automotive industry would have a material adverse impact on our business, financial condition, and results of operations.

COMPETITION:

We face intense competition in all of our markets and for all of our services, including the help desk and call center services markets. Some competitors have substantially greater resources, including more locations, greater financial resources, a larger client base, and greater name and brand recognition. These customers may be willing to provide the same services that we do at a loss in order to attain other, more lucrative business with our customers. Due to this competition, it may be difficult for us to grow our revenue outside of our current customer base. Also, as a result, we have experienced and continue to anticipate significant downward pricing pressure from our customers in order to remain a preferred vendor. These pressures will likely increase due to the trend to move outsourcing services offshore to countries with lower labor costs, such as India, Malaysia, and the Philippines. Our inability to develop and execute a strategy to address the globalization of the support services market could have a material adverse impact on our ability to maintain and grow our current customers and expand our customer base. Further, we may have to continue to lower the prices of our services to stay competitive, while at the same time trying to maintain or improve revenue and gross margin. If we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin and therefore our profitability could be adversely affected. Any of these circumstances could have a material adverse effect on our business, financial condition, and results of operations.

CONTRACT RISKS:

The great majority of our non-leasing related contracts, including our Ford SPOC Program Help Desk contract, may be terminated without cause on short notice, often upon as little as 90 days' notice. Terminations and non-renewals of major contracts could have a material adverse impact upon our business, financial condition, and results of operations. Moreover, increasing portions of our projects are billed on a managed service basis (where the fee is fixed to perform specified services) as opposed to time and materials. The onset of problems in our customers' infrastructure, such as computer viruses, may require us to deploy additional resources to solve the problem. In many instances, we would not receive any additional revenue for the work performed. Some of our contracts do not contain minimum guaranteed volume, so we may not always receive enough volume to pay for our costs on a specific contract. Also, many of our contracts contain financial penalties for our failure to meet the contractual performance service levels. To the extent we provide service on a per incident or per minute basis, our financial performance is dependent upon the volume of service requests that we receive. If the volume is low, we will have too many technicians to efficiently handle the requests. If the volume is too high, we may not be able to meet the service levels. In the United States, we are able to manage this risk through changes in our staffing, but our European entities do not have as much flexibility in staffing. Our inability to estimate accurately the resources and related expenses required for the managed service project or our failure to complete our contractual obligations in a manner consistent with the contractual obligations could materially and adversely affect the business. Furthermore, with our acquisition of DSC, we now provide services to the U.S. Department of Defense. Maintaining and growing this business is dependent upon maintaining the appropriate security clearance required to perform the work. The failure to maintain this clearance could have a material adverse effect on our business as described in Note 16 to the consolidated financial statements in
Item 8 of this Annual Report. The U.S. Federal government also has the right to cancel contracts or impose additional terms and conditions.

RELIANCE ON SENIOR MANAGEMENT:

The success of the Company is highly dependent upon the efforts, direction, and guidance of its senior management. The only employment agreements that we currently have with the executive officers of the Company are with the President and Chief Executive Officer and the Vice President Sales and Marketing, EMEA. Except for Employment Agreements Relating to a Change of Control, which only apply to a change in the control of the Company, we do not have any other employment agreements with other members of our executive officer team. The loss of any of these senior executives or our inability to attract, retain, or replace key management personnel in the future, could have a material adverse effect on our business, financial condition, and results of operations.

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

INTERRUPTION OF TELECOMMUNICATIONS AND NETWORK:

Our operations are dependent upon our ability to protect our technical support centers and our information databases against damages that may be caused by fire and other disasters, power failure, telecommunications failures, unauthorized intrusion, computer viruses, and other emergencies. The temporary or permanent loss of such systems could have a material adverse effect on our business, financial condition, and results of operations. Notwithstanding precautions we have taken to protect ourselves and our clients from events that could interrupt delivery of our services, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, computer virus, firewall breach, or other event would not result in a prolonged interruption in our ability to provide support services to our clients. As we commence delivering services from an offshore location, the risks attendant to interruption of telecommunications increase. Any interruption to our data or voice telecommunications networks could have a material adverse effect on our business, financial condition, and our results of operations.

Our primary telecommunications service provider is MCI, which is currently operating under the provisions of Chapter 11 of the United States Bankruptcy Code. While we have created redundant networks, and the United States government has indicated that they will not allow MCI to cease operations, there are no assurances that our telecommunications services will continue without interruption. Such an event could have a material adverse effect on our business, financial condition, and results of operations.

TECHNOLOGICAL CHANGES; DEPENDENCE ON TECHNOLOGY AND COMPUTER SYSTEMS:

Our success depends in part on our ability to develop IT solutions that keep pace with continuing changes in IT, evolving industry standards, and changing client preferences. There can be no assurance that we will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. For example, our Support Portal offering is comprised of our proprietary incident management tool and software developed and sold by software companies. Over the past three years, we have integrated this software into the Support Portal. During this time, there have been other tools developed by other competitors and software vendors that can match the functionality of the Support Portal. If these other tools can provide similar or better functionality at a lower effective cost, or if our software vendors go out of business, we could have a product and service offering that will lose its marketability. In order to diversify our tool set, we have also purchased a customer relationship management ("CRM") tool from a major software vendor. If we are unable to develop and use this tool profitably, it may become impaired. Our inability to effectively and profitably keep pace with continuing changes in the IT industry could have a material adverse effect on our business, financial condition, and results of operations.

Moreover, experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. As a result, we could incur significant expenses in addressing problems created by security breaches of our network. Moreover, we could lose existing or potential customers for information technology outsourcing services or other information technology solutions, or incur significant expenses in connection with our customers' system failures. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design and manufacture, including "bugs" and other problems that can unexpectedly interfere with the operation of the system. The costs to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede sales, manufacturing, distribution or other critical functions.

MANAGEMENT OF GROWTH BY ACQUISITION:

Our business strategy includes the attainment of significant growth through expanding our customer base and through the Company's potential acquisitions. Any time there is significant growth from new customers, there are risks associated with the launch and management of new projects, including but not limited to, proper project management, staff development, and scoping of the work. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, and manage post-closing issues such as the integration of acquired companies or employees. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business, including, but not limited to, the diversion of management's attention, the loss of key business and/or personnel from the acquired company, unanticipated events, legal liabilities, dilutive effect of the issuance of additional securities, and amortization of intangibles. Moreover, the financial risks continue after the integration of the company. If the business becomes impaired, there could be a non-cash partial or full write-off of the goodwill attributed to the acquisition. Transactions may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Any of these possible difficulties could have a material adverse effect on our business, financial condition, and results of operations.

ECONOMIC WEAKNESS:

Our revenue and gross margin depend significantly on general economic conditions and the demand for our services in the markets in which we compete. Softened demand for our services caused by economic weakness and constrained information technology spending over the past several years has resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates, and problems with our ability to realize customer receivables. In addition, customer financial difficulties have resulted, and could in the future result, in increases in bad debt write-offs and additions to reserves in our receivables portfolio, inability by our lessees to make required lease payments, and reduction in the value of leased equipment upon its return to us compared to the value estimated at lease inception. Economic difficulties also have led to restructuring actions and associated expenses and impairment of our investment portfolio. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects, and stock price.

TERRORISM:

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to TechTeam, our employees, facilities, partners, suppliers, distributors, resellers, or customers, which could adversely impact our revenue, costs and expenses, and financial condition.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS:

Certain risks are inherent in our business strategy, which includes plans for the global expansion of our operations.

Sales outside the United States are a significant aspect of our revenue. Our future revenue, gross margin, expenses, and financial condition could also suffer due to a variety of international factors, including the following:

         - changes in a country's or region's economic or political conditions, including inflation, recession, interest rate fluctuations, and actual or anticipated military conflicts;

         - currency fluctuations, particularly in the euro, which contribute to variations in sales of services in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

         - longer accounts receivable cycles and financial instability among customers;

         -        local labor conditions and regulations;

         -        differences in cultures and languages;

         -        differing political and social systems;

         -        changes in the regulatory or legal environment;

         -        differing technology standards or customer requirements;

         - difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

         - fluctuations in freight costs and disruptions at important geographic points of exit and entry; and

         -        natural and medical disasters.

Any of these possibilities could have a material adverse effect on our business, financial condition, and results of operations.

RISKS IN OFFSHORE MARKETS:

There are no assurances that we will be able to successfully expand into and conduct business in offshore markets. The industry trend to move business towards offshore markets could result in the Company's having excess operating capacity in the United States, thereby increasing competition for customers. Moreover, the success of any offshore operation is subject to numerous contingencies, some of which are beyond management control, including general and regional economic conditions, prices for our services, competition, changes in regulation, and other risks. Any failure in our strategy could have a material adverse effect on our business, financial condition, and results of operations. See "Risks Associated with International Operations." Moreover, as developing offshore markets take jobs from developed countries, there may be political pressure against offshore outsourcing that could materially impair our ability to profitably maintain this strategy.

HEALTH CARE AND OTHER BENEFIT COSTS:

Health care and other benefit costs continue to increase. While we attempt to compensate for these escalating costs in our business cost models and customer pricing and have passed along some of these increased costs to our employees, we have long term, generally fixed-price pricing agreements with our customers.

RISKS INHERENT IN LEASING:

The Capital Group leasing portfolio is largely wound down, and we anticipate that we will be receiving approximately $100,000 in contractually committed lease revenue from the portfolio during 2004. However, as the actual amount of revenue is dependent upon the renewals that we receive, and we cannot predict the number of renewals that we will receive, the actual revenue we receive could be greater. Also, we will continue to receive equipment from the lessees as the leases end, and it is difficult to determine the value of this equipment at the expiration of the lease. If we are able to sell the equipment to the original lessee or to third parties quickly, our proceeds are usually greater than we would otherwise receive by disposing of these assets through other means. Accordingly, variations in lease renewals and in the sale price of off-lease equipment will lead to fluctuations in the performance of Capital Group, which could have a material adverse effect on our results of operations.

LIMITED PROTECTION OF PROPRIETARY SYSTEMS AND PROCEDURES:

We rely upon a combination of nondisclosure and other contractual arrangements and trade secrets, copyright, and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees, customers, and suppliers and limit distribution of proprietary information. There can be no assurance, however, that the steps taken by us in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use of such information and take appropriate steps to enforce our intellectual property rights.

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

VOLATILITY OF STOCK PRICE:

The market price of our common stock has fluctuated over a wide range during the past several years and may continue to do so in the future. (See "Item 5 Market for Registrant's Common Equity and Related Stockholder Matters.") The market price of our common stock could be subject to significant fluctuations in response to various factors or events, including, among other things, the depth and liquidity of the trading market for our common stock, public float in our common stock, quarterly variations in our operating results, actual versus anticipated operating results, growth rates, market conditions in the industry in which we compete, announcements by competitors, regulatory actions, litigation (including class action litigation), and general economic conditions. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of technology companies. As a result of the foregoing, our operating results and future prospects at various times may be below the expectations of public market analysts and investors. Any such event could have a material adverse effect on the price of our common stock.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market exposure from changes in foreign currency exchange rates. We do not have any material market risk related to interest rates as our debt obligations have fixed interest rates and short lives. We do not enter into derivative financial instruments.

We are subject to the risk of changes in foreign currency exchange rates due to our global operations as we provide services in the United States and Europe. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we provide services. Our operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies - specifically the euro, British pound, and Swedish kroner. As currency exchange rates change, translation of the statements of operations of our international subsidiaries affects year-over-year comparability of operating results. We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally.

At December 31, 2003 and 2002, our net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $8.93 million and $6.34 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $893,000 and $634,000, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates yet exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of TechTeam Global, Inc. and Subsidiaries are included in Item 8:

                                                                                                         PAGE
                                                                                                         ----

Report of Independent Auditors......................................................................      24
Consolidated Statements of Operations -- Years Ended December 31, 2003, 2002, and 2001..............      25
Consolidated Statements of Comprehensive Income (Loss) -- Years Ended December 31,
    2003, 2002, and 2001............................................................................      26
Consolidated Statements of Financial Position -- December 31, 2003 and December 31, 2002............     27-28
Consolidated Statements of Shareholders' Equity -- Years Ended December 31, 2003, 2002, and 2001....      29
Consolidated Statements of Cash Flows -- Years Ended December 31, 2003, 2002, and 2001..............      30
Notes to the Consolidated Financial Statements......................................................     31-50

The following financial statement schedules of TechTeam Global, Inc. and Subsidiaries are included pursuant to the requirements of Item 14(d):

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002, and 2001

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission and for which the information is not already included in the financial statements are not required under the related instructions or are not applicable and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND SHAREHOLDERS
TECHTEAM GLOBAL, INC.

We have audited the accompanying consolidated statements of financial position of TechTeam Global, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included financial statement schedules listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechTeam Global, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

Detroit, Michigan                                  /s/ Ernst & Young LLP
February 20, 2004,
except for Note 17,
as to which the date is
February 26, 2004

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                               YEAR ENDED DECEMBER 31,
                                                           2003         2002       2001
                                                         --------------------------------
REVENUE
    Corporate services
       Corporate help desk services ...........          $ 67,669    $ 59,106    $ 51,316
       Technical staffing .....................             9,090      10,153      14,522
       Systems integration ....................             8,195       7,197       6,918
       Training programs ......................               879       1,077       2,005
                                                         --------    --------    --------
    Total corporate services ..................            85,833      77,533      74,761
    Leasing operations ........................             2,256       9,102      19,849
                                                         --------    --------    --------
TOTAL REVENUE .................................            88,089      86,635      94,610

COST OF SERVICES DELIVERED
    Cost of corporate services ................            67,949      58,078      55,271
    Cost of leasing operations ................             4,124       8,500      20,506
                                                         --------    --------    --------
TOTAL COST OF SERVICES DELIVERED ..............            72,073      66,578      75,777
                                                         --------    --------    --------

GROSS PROFIT ..................................            16,016      20,057      18,833
Selling, general, and administrative expense...            18,695      17,801      22,990
                                                         --------    --------    --------
OPERATING INCOME (LOSS) .......................            (2,679)      2,256      (4,157)

OTHER INCOME (EXPENSE)
    Interest income ...........................             1,161         896       1,186
    Interest expense ..........................               (38)       (164)       (779)
    Foreign currency transaction gain .........               920          37          --
                                                         --------    --------    --------
TOTAL OTHER INCOME ............................             2,043         769         407
                                                         --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES .............              (636)      3,025      (3,750)
Income tax provision (credit) .................               410       1,627        (172)
                                                         --------    --------    --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE .........................            (1,046)      1,398      (3,578)
Cumulative effect of accounting change ........                --       1,123          --
                                                         --------    --------    --------
NET INCOME (LOSS) .............................          $ (1,046)   $    275    $ (3,578)
                                                         ========    ========    ========

BASIC EARNINGS (LOSS) PER SHARE
    Income (loss) before cumulative effect
       of accounting change ...................          $  (0.10)   $   0.13    $  (0.33)
    Cumulative effect of accounting change ....                --       (0.10)         --
                                                         --------    --------    --------
    Total basic earnings (loss) per share .....          $  (0.10)   $   0.03    $  (0.33)
                                                         ========    ========    ========

DILUTED EARNINGS (LOSS) PER SHARE
    Income (loss) before cumulative effect
       of accounting change ...................          $  (0.10)   $   0.13    $  (0.33)
    Cumulative effect of accounting change ....                --       (0.10)         --
                                                         --------    --------    --------
    Total diluted earnings (loss) per share ...          $  (0.10)   $   0.02    $  (0.33)
                                                         ========    ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic .....................................            10,066      10,957      10,771
    Net effect of dilutive stock options ......                --         146          --
                                                         --------    --------    --------
    Diluted ...................................            10,066      11,103      10,771
                                                         ========    ========    ========

                            See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                      (In thousands, except per share data)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2003       2002     2001
                                                              -------    -------   -------
NET INCOME (LOSS), AS SET FORTH IN CONSOLIDATED
    STATEMENTS OF OPERATIONS ...........................      $(1,046)   $   275   $(3,578)
OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation adjustment, net of tax
       provision (credit) of $271 in 2003, $197 in 2002,
       and $(56) in 2001 ...............................          526        383      (109)
                                                              -------    -------   -------
COMPREHENSIVE INCOME (LOSS) ............................      $  (520)   $   658   $(3,687)
                                                              =======    =======   =======


                            See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                 (In thousands)

                                                                                      DECEMBER 31,
                                                                                  --------------------
                                  ASSETS                                            2003        2002
                                  ------                                          --------    --------
CURRENT ASSETS
    Cash and cash equivalents ..........................................          $ 35,195    $ 39,435
    Securities available for sale ......................................                --       6,492
    Accounts receivable - corporate services (less allowances of $637
       and $182 at December 31, 2003 and 2002, respectively) ...........            22,434      14,328
     Accounts receivable - leasing (less allowances of $740 and $415
       at December 31, 2003 and 2002, respectively) ....................               713       2,906
    Inventories of off-lease equipment (less reserves of $253 and
       $1,974 at December 31, 2003 and 2002, respectively) .............                --       1,452
    Refundable income taxes ............................................                --       1,830
    Prepaid expenses and other .........................................             1,696         864
    Deferred income taxes ..............................................               562       1,242
                                                                                  --------    --------
    TOTAL CURRENT ASSETS ...............................................            60,600      68,549

PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
    Computer equipment and office furniture ............................            20,610      18,169
    Purchased software .................................................            11,093       9,435
    Leasehold improvements .............................................             4,522       3,531
    Transportation equipment ...........................................               269         273
                                                                                  --------    --------
                                                                                    36,494      31,408
    Less -- Accumulated depreciation and amortization ..................           (26,590)    (22,768)
                                                                                  --------    --------
    NET PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE ....................             9,904       8,640

OTHER ASSETS
    Intangible assets, net .............................................             3,634       1,061
    Goodwill ...........................................................             2,099         371
    Deferred income taxes ..............................................               862          --
    Assets of leasing operations, net ..................................               457       3,489
    Other ..............................................................               144         191
                                                                                  --------    --------
    TOTAL OTHER ASSETS .................................................             7,196       5,112
                                                                                  --------    --------
TOTAL ASSETS ...........................................................          $ 77,700    $ 82,301
                                                                                  ========    ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                      (In thousands, except share amounts)

                                                                                             DECEMBER 31,
                                                                                          -----------------
                   LIABILITIES AND SHAREHOLDERS' EQUITY                                    2003      2002
                   ------------------------------------                                   -------   -------
CURRENT LIABILITIES
    Current portion of notes payable .........................................            $   906   $   492
    Accounts payable .........................................................              2,785     1,639
    Accrued payroll, related taxes, and withholdings .........................              4,692     3,187
    Accrued expenses .........................................................              1,345     1,535
    Accrued income taxes .....................................................                922       520
    Deferred revenue .........................................................                746       321
    Other ....................................................................                126       175
                                                                                          -------   -------
    TOTAL CURRENT LIABILITIES ................................................             11,522     7,869

LONG-TERM LIABILITIES
    Notes payable, less current portion ......................................                408       376
    Deferred income taxes ....................................................                 --       736
                                                                                          -------   -------
    TOTAL LONG-TERM LIABILITIES ..............................................                408     1,112

REDEEMABLE CONVERTIBLE PREFERRED STOCK, 5,000,000 shares authorized, 689,656 shares issued and outstanding; liquidation preference of
    $5,000 at December 31, 2003 ..............................................              5,000        --

SHAREHOLDERS' EQUITY
    Common stock, par value $0.01, 45,000,000 shares authorized, 8,817,265 and 10,678,664 shares issued and outstanding at December 31, 2003
       and 2002, respectively ................................................                 88       107
    Additional paid-in capital ...............................................             59,932    71,943
    Retained earnings ........................................................                 68     1,114
    Accumulated other comprehensive income -- cumulative foreign
       currency translation adjustment .......................................                682       156
                                                                                          -------   -------
    TOTAL SHAREHOLDERS' EQUITY ...............................................             60,770    73,320
                                                                                          -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................            $77,700   $82,301
                                                                                          =======   =======

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                                                            ACCUMULATED
                                                             ADDITIONAL                        OTHER           TOTAL
                                                              PAID-IN        RETAINED      COMPREHENSIVE   SHAREHOLDERS'
                                            COMMON STOCK      CAPITAL        EARNINGS      INCOME (LOSS)      EQUITY
                                            ------------     ----------      --------      -------------   ------------
BALANCE AT JANUARY 1, 2001 .........         $    109        $ 73,709        $  4,417        $   (118)       $ 78,117
    Shares issued to 401(k) plan
       and directors ...............                2             697              --              --             699
    Purchase of common stock .......               (2)           (607)             --              --            (609)
    Net loss for 2001 ..............               --              --          (3,578)             --          (3,578)
    Foreign currency translation
       adjustment, net of tax ......               --              --              --            (109)           (109)
    Other ..........................               --              50              --              --              50
                                             --------        --------        --------        --------        --------
BALANCE AT DECEMBER 31, 2001 .......              109          73,849             839            (227)         74,570
    Proceeds from issuance of shares
       under stock option plans ....                2             931              --              --             933
    Shares issued to 401(k) plan
       and directors ...............               --             114              --              --             114
    Compensation expense related
       stock options granted .......               --             432              --              --             432
    Purchase of common stock .......               (4)         (3,419)             --              --          (3,423)
    Net income for 2002 ............               --              --             275              --             275
    Foreign currency translation
       adjustment, net of tax ......               --              --              --             383             383
    Other ..........................               --              36              --              --              36
                                             --------        --------        --------        --------        --------
BALANCE AT DECEMBER 31, 2002 .......              107          71,943           1,114             156          73,320
    Proceeds from issuance of shares
       under stock option plans ....                1             543              --              --             544
    Shares issued to directors .....               --              52              --              --              52
    Purchase of common stock .......              (20)        (12,525)             --              --         (12,545)
    Net loss for 2003 ..............               --              --          (1,046)             --          (1,046)
    Foreign currency translation
       adjustment, net of tax ......               --              --              --             526             526
    Other ..........................               --             (81)             --              --             (81)
                                             --------        --------        --------        --------        --------
BALANCE AT DECEMBER 31, 2003 .......         $     88        $ 59,932        $     68        $    682        $ 60,770
                                             ========        ========        ========        ========        ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------
                                                                                    2003       2002        2001
                                                                                 --------    --------    --------
OPERATING ACTIVITIES
    Income (loss) before cumulative effect of accounting change ......           $ (1,046)   $  1,398    $ (3,578)
    Adjustments to reconcile income (loss) before cumulative
       effect of accounting change to net cash provided by
       operating activities:
          Depreciation ...............................................              5,097      10,214      20,229
          Amortization ...............................................                794         878       2,946
          Non-cash expense related to stock options and common
              stock issued to 401(k) plan and directors ..............                150         583         717
          Provision (credit) for deferred income taxes ...............               (764)      1,301         531
          Provision for uncollectible accounts .......................              1,071         243         549
          Loss (gain) on sale of equipment ...........................                  8          (9)         60
          Loss on disposal of off-lease equipment and inventories
              and increase in related reserves .......................              2,023         961         262
          Proceeds from sale of off-lease equipment and inventories...                698       3,192       4,290
          Changes in operating assets and liabilities -
              Accounts receivable - corporate services ...............             (3,958)       (133)      3,249
              Accounts receivable - leasing ..........................              1,722         377      (1,663)
              Prepaid expenses and other current assets ..............               (539)        417         602
              Net investment in direct-financing leases ..............                491         183       3,049
              Accounts payable .......................................                279        (342)     (1,436)
              Accrued payroll, related taxes, and withholdings .......                342         426        (455)
              Refundable and accrued income taxes ....................              2,103       1,016      (1,834)
              Deferred revenue .......................................                245        (863)         72
              Accrued expenses and other liabilities .................               (404)        494         298
                                                                                 --------    --------    --------
       Net cash provided by operating activities .....................              8,312      20,336      27,888
                                                                                 --------    --------    --------

INVESTING ACTIVITIES
    Purchases of securities available for sale .......................            (15,163)    (21,805)    (13,689)
    Proceeds from sales of securities available for sale .............             21,655      20,634      11,093
    Purchases of property, equipment, and software ...................             (4,353)     (3,441)     (2,677)
    Cash paid for acquisitions, net of cash acquired .................             (6,504)         --        (800)
    Provision for uncollectible loan receivable ......................                 --          --         932
    Proceeds from sale of marketing rights ...........................                 --          --         915
    Other ............................................................                 70          43         713
                                                                                 --------    --------    --------
       Net cash used in investing activities .........................             (4,295)     (4,569)     (3,513)
                                                                                 --------    --------    --------

FINANCING ACTIVITIES
    Payments on long-term borrowings .................................               (468)     (4,476)     (9,433)
    Purchase of Company common stock .................................            (12,545)     (3,423)       (609)
    Proceeds from issuance of common stock ...........................                544         933          --
    Proceeds from issuance of preferred stock ........................              4,820          --          --
    Other ............................................................                 --          --          32
                                                                                 --------    --------    --------
       Net cash used in financing activities .........................             (7,649)     (6,966)    (10,010)
                                                                                 --------    --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS .........               (608)        383        (109)
                                                                                 --------    --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................             (4,240)      9,184      14,256
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................             39,435      30,251      15,995
                                                                                 --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR .............................           $ 35,195    $ 39,435    $ 30,251
                                                                                 ========    ========    ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND BASIS OF PRESENTATION:

TechTeam Global, Inc. ("TechTeam" or the "Company" or "We") is a global provider of information technology and business process outsourcing support services to entities, including Fortune 1000 companies, multinational companies, product providers, and governments. TechTeam also offers other services, including technology deployment and migration services, consulting, systems integration, training, and technical staffing. TechTeam provides support services globally through our wholly-owned subsidiaries: TechTeam Global NV/SA; TechTeam Global Ltd.; TechTeam Global GmbH; TechTeam Global AB; S.C. TechTeam Global SRL; TechTeam Cyntergy, L.L.C.; Digital Support Corporation; and TechTeam Asia Pacific (Private) Ltd. Our other wholly-owned subsidiary is TechTeam Capital Group, L.L.C. ("Capital Group"), an equipment leasing business that is winding down its operations.

The consolidated financial statements include the accounts of TechTeam Global, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates. Our significant estimates include realization of deferred tax assets, recoverability of estimated residual values on off-lease equipment and equipment leased to others, and reserves for uncollectible accounts receivable.

CASH AND CASH EQUIVALENTS:

Cash includes both interest bearing and non-interest bearing deposits, which are available on demand. Cash equivalents include all liquid investments with maturities of three months or less when purchased, including money market funds held at banks and other financial institutions.

SECURITIES AVAILABLE FOR SALE:

We determine the appropriate classification of securities at the time of purchase and re-evaluate such designations as of each balance sheet date. Securities available for sale are stated at fair value with any unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income. At December 31, 2002, securities available for sale were invested primarily in high-quality corporate and United States government agency debt securities with fair values equal to their carrying values. All securities available for sale were sold during 2003.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

At December 31, 2003, the Company's financial instruments consisted of accounts receivable, direct-financing leases, accounts payable, notes payable, and redeemable convertible preferred stock. The carrying values of these financial instruments approximate their fair values due to their short maturity periods, market interest rates, or quoted market prices for equivalent instruments. The fair value of the redeemable convertible preferred stock was computed by multiplying the number of shares of common stock into which the preferred stock can be converted by the closing price of our common stock on December 31, 2003.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ACCOUNTS RECEIVABLE:

We periodically review our accounts receivable balances for collectibility based on a combination of historical experience and existing economic conditions. The definition of "delinquent accounts" is based on the governing contractual terms. Delinquent accounts and balances are reserved when we determine they are more likely than not to become uncollectible. Our customers are generally large, well-capitalized entities. We generally do not require collateral and do not charge interest on past due balances. As our leasing portfolio winds down, additional collection challenges may be encountered.

INVENTORIES OF OFF-LEASE EQUIPMENT:

Inventories of off-lease equipment consist of equipment retained by the Company's leasing operations subsequent to the end of the lease term and are intended for resale. Such off-lease equipment is valued at the lower of estimated market value at lease termination or current market value. The values of inventories are impacted by a number of factors, including the speed of technological change and the secondary market for used computer equipment.

During 2003, we determined that we would not be able to obtain the value previously expected from the sale of off-lease equipment inventories due to a significant decline in the fair market value of the equipment in the secondary market. In recognition of the deterioration in these market prices, we recorded charges totaling approximately $1,400,000 during 2003 to increase our reserve for inventories, including a charge to income in the second quarter of 2003 of $1,050,000, which are included in cost of services delivered in the accompanying consolidated statements of operations. At December 31, 2003, we have sold or disposed of substantially all inventories as our lease portfolio continues to wind down. All remaining inventories are fully reserved by a valuation allowance as we believe these items have little, if any, re-sale value in the secondary market.

PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE:

Property, equipment, and purchased software for internal use are stated at cost. Computer equipment, office furniture, and transportation equipment are depreciated using the straight-line method over their estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the improvements. Purchased software is amortized over three to seven years.

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, we use an estimate of the undiscounted cash flows over the remaining lives of the long-lived assets to evaluate whether the costs are recoverable. We did not record an impairment loss in any period presented.

ASSETS OF LEASING OPERATIONS:

Assets of leasing operations consist of equipment leased to others under operating leases and our net investment in direct-financing leases. Equipment leased to others consists primarily of computer equipment and is recorded at cost. Leased assets are depreciated to their estimated residual value using the straight-line method over the original term of the lease. In estimating residual values, we rely largely on historical experience by type of equipment and manufacturer, adjusted for known trends and current market valuation data.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We periodically review our estimate of residual values of leased assets. The residual values of the leased assets are impacted by a number of factors, including the speed of technological change, the secondary market for used computer equipment, the disposition of customers towards lease renewals, and our ability to offer structured alternatives to our customers.

During 2003, we determined that certain estimated residual values were overstated due to a decline in the fair market value of the equipment in the secondary market. In recognition of the deterioration in market prices, we recorded valuation reserves against the residual value of leased assets of approximately $277,000 in 2003, which are included in cost of services delivered in the accompanying consolidated statements of operations.

GOODWILL AND OTHER INTANGIBLE ASSETS:

As required, on January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As a result, beginning in 2002, we no longer amortize goodwill, but are required to subject goodwill to an annual impairment test, or more frequently if impairment indicators arise. Separable intangible assets that have definite lives continue to be amortized on a straight-line basis over their estimated useful lives.

Reported income (loss) and earnings (loss) per share before cumulative effect of accounting change in 2001, adjusted to exclude goodwill amortization, is as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                       2003          2002         2001
                                                                    ----------    ---------    ----------
                                                                    (In thousands, except per share data)
Income (loss) before cumulative effect of accounting change:
    Reported income (loss) before cumulative effect of
       accounting change......................................      $  (1,046)    $   1,398    $  (3,578)
    Add back goodwill amortization............................             --            --        1,257
                                                                    ---------     ---------    ---------
    Adjusted income (loss) before cumulative effect of
       accounting change......................................      $  (1,046)    $   1,398    $  (2,321)
                                                                    =========     =========    =========
Basic and diluted earnings per share:
    Reported income (loss) before cumulative effect of
       accounting change......................................      $   (0.10)    $    0.13    $   (0.33)
    Add back goodwill amortization............................           --            --           0.12
                                                                    ---------     ---------    ---------
    Adjusted income (loss) before cumulative effect of
       accounting change .....................................      $   (0.10)    $    0.13    $   (0.21)
                                                                    =========     =========    =========

Upon adoption of SFAS 142, we performed an impairment test of goodwill as of January 1, 2002. We first compared the estimated fair value of each reporting unit, as that term is defined by SFAS 142, with the reporting unit's carrying amount. The fair values of the reporting units were estimated using the expected present value of future cash flows. Upon completing this first step, we identified our leasing operations reporting segment whose carrying amount exceeded the fair value. As a result, we recorded a goodwill impairment loss of $1,123,000, which has been recognized as the cumulative effect of an accounting change as of January 1, 2002, in the accompanying consolidated statements of operations. The goodwill related to our leasing operations segment became impaired primarily due to our decision to exit the leasing business and a significant decline in the fair market value of the leased equipment in the secondary market.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On December 31, 2003, we acquired all of the outstanding capital stock of Digital Support Corporation ("DSC") (see "Note 3 - Acquisitions") for $6,679,000, of which $3,367,000 was assigned to customer relationships and $1,728,000 was recognized as goodwill. The goodwill is related to our systems integration operating segment and will not be amortized, but will be subject to annual impairment testing.

Changes in the carrying amount of goodwill consist of the following:

                                             CORPORATE
                                             HELP DESK        SYSTEMS          LEASING
                                             SERVICES       INTEGRATION      OPERATIONS     TOTAL
                                             --------       -----------      ----------     -----
                                                                 (In thousands)
Balance as of January 1, 2001......           $   733        $     --         $ 2,018      $ 2,751
    Amortization expense...........              (362)             --            (895)      (1,257)
                                              -------         -------         -------      -------
Balance as of December 31, 2001....               371              --           1,123        1,494
    Impairment loss................                --              --          (1,123)      (1,123)
                                              -------         -------         -------      -------
Balance as of December 31, 2002....               371              --              --          371
    Goodwill acquired..............                --           1,728              --        1,728
                                              -------         -------         -------      -------
Balance as of December 31, 2003....           $   371         $ 1,728         $    --      $ 2,099
                                              =======         =======         =======      =======

Other intangible assets consist of the following:

                                                                   DECEMBER 31,
                                              -------------------------------------------------------
                                                        2003                           2002
                                              -------------------------      ------------------------
                                                           ACCUMULATED                   ACCUMULATED      AMORTIZATION
                                               COST        AMORTIZATION       COST       AMORTIZATION        PERIOD
                                              -------      ------------      -------     ------------     ------------
                                                                    (In thousands)
Global call center technology..........       $ 5,408        $  5,408        $ 5,408        $  4,749         7 years
Customer relationships - DSC...........         3,367              --             --              --        10 years
Customer relationships - Cyntergy......           701             434            701             299         5 years
                                              -------        --------        -------        --------
                                              $ 9,476        $  5,842        $ 6,109        $  5,048
                                              =======        ========        =======        ========

We re-evaluate amortizable intangible assets based on undiscounted operating cash flows whenever significant events or changes occur that might indicate impairment of recorded costs. If undiscounted cash flows are insufficient to recover recorded costs, we write down the carrying value of the assets to fair value based on discounted cash flows or market values. We did not record an impairment loss for amortizable intangible assets in any period presented.

Our expected amortization expense for intangible assets is as follows: $429,000 for 2004, $425,000 for 2005, $425,000 for 2006, $337,000 for 2007, and $337,000
for 2008.

DEFERRED INCOME TAXES:

Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. Realization of deferred tax assets depends upon sufficient levels of future taxable income. If at any time we believe that current or future taxable income does not support the realization of deferred tax assets, a valuation allowance is provided.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION:

Under all situations, revenue is not recognized until an agreement exists, services have been provided, the terms are fixed and determinable, and collectibility is reasonably assured. Revenue from corporate services is recognized as services are performed on a time and materials basis, a per-transaction basis, or a per-seat basis. If we are required to deploy additional resources under a per-transaction or per-seat service contract due to the onset of problems in our customers' infrastructure, such as a computer virus, we may not be able to recover these costs from the customer.

As a lessor of equipment, Capital Group accounts for leases as either operating leases or direct-financing. Revenue from operating leases is recognized on a straight-line basis over the lease term. Our net investment in direct-financing leases consists of the present value of the future minimum lease payments, the present value of the estimated residual, and initial direct costs. Revenue consists of interest earned on the net investment. Revenue is recognized over the lease term as a constant percentage return on the net investment. Initial direct costs are capitalized and amortized over the lease term.

STOCK-BASED COMPENSATION:

We account for stock-based compensation awards granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. The effect on net income (loss) and earnings (loss) per share had compensation costs been recognized based on the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, is as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------
                                                                      2003         2002         2001
                                                                    --------     --------    --------
                                                                  (In thousands, except per share data)
Reported net income (loss)....................................      $ (1,046)    $    275    $ (3,578)
Add:  Total stock-based compensation expense included
    in reported net income (loss), net of tax.................             9          285          33
Deduct:  Total stock-based compensation expense determined
    under the fair value method for all awards, net of tax....          (434)        (709)       (648)
                                                                    --------     --------    --------
Pro forma net loss............................................      $ (1,471)    $   (149)   $ (4,193)
                                                                    ========     ========    ========
Basic earnings (loss) per share:
    As reported...............................................      $  (0.10)    $   0.03    $  (0.33)
    Pro forma.................................................      $  (0.15)    $  (0.01)   $  (0.38)
Diluted earnings (loss) per share:
    As reported...............................................      $  (0.10)    $   0.02    $  (0.33)
    Pro forma.................................................      $  (0.15)    $  (0.01)   $  (0.38)

The fair value of stock-based compensation was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001 through 2003: a range of risk-free interest rates of 2% to 7% based on the expected life of the options; a volatility factor of the expected market price of our common stock of 52% in 2003, 46% in 2002, and 50% in 2001; and a weighted average expected life of 4 years in 2003, 3.4 years in 2002, and 4.3 years in 2001.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock-based compensation.

FOREIGN CURRENCY TRANSLATION:

We translate the assets and liabilities of our non-U.S. subsidiaries into U.S. dollars based on the prevailing exchange rate at each respective balance sheet date. We translate revenue and expenses into U.S. dollars based on the average exchange rate for the period. Cumulative translation adjustments are included as a separate component of shareholders' equity as accumulated other comprehensive income. Currency transaction gains or losses are generally derived from monetary assets and liabilities stated in a currency other than the local currency, and are recognized as income or expense in the accompanying consolidated statements of operations.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest totaled $39,000 in 2003, $148,000 in 2002, and $703,000 in 2001. Cash paid for income taxes totaled $546,000 in 2003, $704,000 in 2002, and $800,000 in 2001.

RECLASSIFICATIONS:

Certain reclassifications have been made to our 2002 and 2001 financial statements in order to conform to the 2003 financial statement presentation.

NOTE 2 -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and convertible preferred stock.

During 2003 and 2001, 1,203,018 and 1,637,100 stock options, respectively, were excluded from the computation of diluted earnings per share due to the net loss in those years. During 2002, 538,400 stock options were excluded from the computation of diluted earnings per share because the options' exercise prices were higher than the average market price of the common shares. During 2003, 689,656 shares of convertible preferred stock were excluded from the computation of diluted earnings per share due to the net loss.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3 -- ACQUISITIONS

DIGITAL SUPPORT CORPORATION:

On December 31, 2003, TechTeam acquired 100% of the outstanding capital stock of Digital Support Corporation ("DSC"), a Virginia Corporation, for $6,358,000 plus acquisition costs of $321,000, for an initial purchase price of $6,679,000. DSC provides consulting and technical services to the Federal government and commercial businesses. DSC also resells and provides maintenance support for microcomputers and related peripherals. The acquisition was accounted for using the purchase method of accounting and, accordingly, only the balance sheet of DSC at December 31, 2003 is included in our consolidated financial statements as the acquisition occurred on the last day of our fiscal year. Goodwill and other intangible assets acquired totaled $5,095,000. Other intangible assets totaled $3,367,000 and consist of customer relationship assets, which will be amortized on a straight-line basis over their estimated useful life of ten years. The goodwill is not deductible for Federal income tax purposes and is related to our systems integration operating segment.

Of the aggregate purchase price, $2,815,000 was placed into an escrow account, which includes $2,027,500 related to the prospective renewal of a specific customer contract ("Customer Contract Holdback"), $472,500 related to representations and warranties of the selling shareholders ("Representations and Warranties Holdback"), and $315,000 related to working capital changes ("Working Capital Holdback"). The Customer Contract Holdback relates to a significant customer contract that accounted for 51.6% of DSC's revenue in its fiscal year ended September 30, 2003, and which expires on September 30, 2004. The Customer Contract Holdback will be paid to the selling shareholders if and when the customer contract is renewed with DSC, provided that the customer contract is renewed prior to October 1, 2005. If the customer contract is not renewed with DSC prior to October 1, 2005, the Customer Contract Holdback will be remitted to TechTeam at that time. The Representations and Warranties Holdback will be paid to the selling shareholders on December 31, 2004 if there are no breaches to the representations and warranties outlined in the stock purchase agreement, but will be reduced to a payment of $236,250 if the Customer Contract Holdback condition is not satisfied prior to December 31, 2004. If the Representations and Warranties Holdback payment is reduced to $236,250, the balance of the Representations and Warranties Holdback of $236,250 will be remitted to either the selling shareholders or TechTeam consistent with the outcome of the Customer Contract Holdback. The Working Capital Holdback will be paid to the selling shareholders when both parties agree to the amount of acquired working capital but no later than April 19, 2004.

In addition to the initial purchase price of $6,679,000, additional amounts up to a maximum of $2,500,000 are payable to the selling shareholders and certain key employees provided specific performance conditions and operating income targets are met in 2004 and 2005. If the Customer Contract Holdback condition is not satisfied as described above, the additional consideration payable to the selling shareholders and key employees is reduced to a maximum of $1,350,000. Any additional consideration paid to selling shareholders without required employment at the date the performance conditions and operating targets are measured will be recorded as additional goodwill. Additional consideration up to a maximum of $600,000 paid to selling shareholders that is contingent upon employment at the date the performance conditions and operating targets are measured will be recorded as compensation expense.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3 -- ACQUISITIONS (continued)

The following table summarizes the allocation of the initial purchase price:

                                                                      AMOUNT
                                                                  -------------
                                                                  (In thousands)
Customer relationship asset...................................    $       3,367
Goodwill......................................................            1,728
Property, equipment and software..............................              330
Other current and non-current assets, excluding
    cash acquired of $81,000..................................            3,939
Accounts payable and accrued liabilities assumed..............           (2,056)
Accrued acquisition costs and purchase price..................              (94)
Notes payable assumed.........................................             (710)
                                                                  -------------
Net cash used.................................................    $       6,504
                                                                  =============

The unaudited pro forma condensed consolidated results of operations are presented below as though DSC had been acquired as of January 1, 2002.

                                                                                      DECEMBER 31,
                                                                             -------------------------------
                                                                                  2003             2002
                                                                             -------------     -------------
                                                                          (In thousands, except per share data)
Revenue
    As reported........................................................      $      88,089     $      86,635
    Pro forma..........................................................            106,763           105,974
Income (loss) before cumulative effect of accounting change
    As reported........................................................      $      (1,046)    $       1,398
    Pro forma..........................................................               (509)            1,513
Net income (loss)......................................................
    As reported........................................................      $      (1,046)    $         275
    Pro forma..........................................................               (509)              390
Basic earnings (loss) per share
    As reported........................................................      $       (0.10)    $        0.03
    Pro forma..........................................................      $       (0.05)    $        0.04
Diluted earnings (loss) per share
    As reported........................................................      $       (0.10)    $        0.02
    Pro forma..........................................................      $       (0.05)    $        0.04

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3 -- ACQUISITIONS (continued)

CYNTERGY CORPORATION:

On September 28, 2001, our wholly-owned subsidiary, TechTeam Cyntergy, L.L.C. ("TTCY"), acquired certain assets of Cyntergy Corporation ("Cyntergy"), a provider of help desk services primarily in the retail industry, in a two-step transaction accounted for under the purchase method of accounting.

TTCY initially purchased and took an assignment of certain credit facilities and promissory notes from Cyntergy's principal lender. As a result, TTCY acquired all of the lender's rights as a secured creditor under the Financing and Security Agreement and other documentation of the credit facility. Cyntergy's borrowings under the credit facilities and promissory notes were in excess of $6,000,000. TTCY then entered into an Agreement for Conveyance In Lieu of Foreclosure with Cyntergy whereby TTCY acquired certain assets of Cyntergy by forgiving $4,500,000 of debt.

As a result of the above transactions, the Company recorded a net cash payment of $800,000 and assumed liabilities of $848,000. Purchased assets included accounts receivable of $670,000, a long-term note receivable of $250,000, property and equipment of $27,000, and customer relationship assets valued at $701,000. The note receivable of $250,000 was written-off in 2003 due to uncertainty regarding its collectibility.

NOTE 4 -- INCOME TAXES

The income tax provision (credit) consists of the following:

                                                                         YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------
                                                                    2003         2002        2001
                                                                  --------     --------    ---------
                                                                            (In thousands)
Current:
    U.S. Federal..............................................    $    486     $    301    $  (1,337)
    State.....................................................          67          154          154
    Foreign...................................................         621          172          480
                                                                  --------     --------    ---------
Total current provision (credit)                                     1,174          627         (703)
Deferred......................................................        (764)       1,000          531
                                                                  --------     --------    ---------
Total provision (credit)......................................    $    410     $  1,627    $    (172)
                                                                  ========     ========    =========

The income tax provision (credit) was calculated based on the following components of income (loss) before income taxes:

                                                            YEAR ENDED DECEMBER 31,
                                                      ----------------------------------
                                                        2003        2002         2001
                                                      --------    --------     ---------
                                                                (In thousands)
Domestic income (loss).............................   $  (435)    $  2,960     $  (4,981)
Foreign income (loss)..............................      (201)          65         1,231
Total income (loss) before income taxes............   $  (636)    $  3,025     $  (3,750)

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 4 -- INCOME TAXES (continued)

A reconciliation of the income tax provision (credit) and the amount computed by applying the Federal statutory income tax rate to income (loss) before income taxes is as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -----------------------------
                                                                        2003       2002        2001
                                                                       -------    -------    -------
                                                                              (In thousands)
Income tax provision (credit) at Federal statutory rate of 34%...      $  (216)   $ 1,029    $(1,275)
Goodwill and other permanent differences ........................          296        528        925
Foreign operating losses not benefited ..........................          668         --         --
State taxes, net of Federal benefit .............................           44        102        102
Recovery of taxes paid in prior years ...........................         (422)        --         --
Foreign tax credit ..............................................           --         --       (117)
Other ...........................................................           40        (32)       193
                                                                       -------    -------    -------
Total provision (credit) ........................................      $   410    $ 1,627    $  (172)
                                                                       =======    =======    =======

The principal components of deferred income taxes are as follows:

                                                                          DECEMBER 31,
                                                     ----------------------------------------------------
                                                               2003                       2002
                                                     -------------------------    -----------------------
                                                      ASSETS       LIABILITIES     ASSETS     LIABILITIES
                                                     --------      -----------    -------     -----------
                                                                          (In thousands)
Alternative minimum tax credit carryforward......    $    748        $    --      $   748       $    --
Net operating loss carryforwards.................       1,542             --           --            --
Allowance for uncollectible accounts.............         362             --          186            --
Leasing operations...............................          51             --          160            --
Prepaid expenses.................................          --            116           89            --
Accelerated tax depreciation.....................          --            858           --           850
Other............................................         363             --          188            15
                                                     --------        -------      -------       -------
Total deferred income taxes......................       3,066            974        1,371           865
Less -- Valuation allowance......................        (668)            --           --            --
                                                     --------        -------      -------       -------
Net deferred income taxes........................    $  2,398        $   974      $ 1,371       $   865
                                                     ========        =======      =======       =======

At December 31, 2003, we have available pre-tax net operating loss carryforwards of approximately $2,370,000 for Federal income tax purposes in the United States and $1,900,000 in Belgium, which may be used to offset future taxable income in each respective jurisdiction. The loss carryforward in the United States expires in 2024. The loss carryforward in Belgium does not expire. At December 31, 2003, we also had an alternative minimum tax credit carryforward of $748,000 that does not expire, and which may be used to offset Federal income taxes in the United States.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 4 -- INCOME TAXES (continued)

Based on the historical losses in Belgium, we have provided a valuation allowance against the deferred tax asset related to the net operating loss carryforward in Belgium. No valuation allowance has been recognized against other deferred tax assets, which are in the United States, as we believe it is more likely than not that these deferred tax assets will be realized.

No provision was made with respect to approximately $1,857,000 of undistributed earnings of foreign subsidiaries at December 31, 2003, since we consider these earnings to be permanently reinvested. Upon distribution of these earnings, we would be subject to United States income taxes and foreign withholding taxes. Determining the unrecognized deferred tax liability on the distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

NOTE 5 -- ASSETS OF LEASING OPERATIONS

The assets of leasing operations consist of the following:

                                                                          DECEMBER 31,
                                                                     --------------------
                                                                       2003        2002
                                                                     --------    --------
                                                                        (In thousands)
Equipment leased to others under operating leases:
    Cost .........................................................   $  3,608    $ 21,337
    Less -- Accumulated depreciation and reserves ................      3,470      18,657
                                                                     --------    --------
                                                                          138       2,680
Net investment in direct-financing leases:
    Total minimum lease payments receivable ......................        296         778
    Estimated residual values of leased equipment (non-guaranteed)         32          75
    Unearned income ..............................................         (9)        (48)
    Unamortized initial direct costs .............................         --           4
                                                                     --------    --------
                                                                          319         809
                                                                     --------    --------
Total assets of leasing operations ...............................   $    457    $  3,489
                                                                     ========    ========

Future lease revenue anticipated under noncancelable operating leases and direct-financing leases at December 31, 2003 are as follows:

                                              DIRECT -
                                 OPERATING   FINANCING
               YEAR                LEASES     LEASES
               ----              ---------   ---------
                                     (In thousands)
2004..........................    $   105     $   285
2005..........................          6          11
                                  -------     -------
Total.........................    $   111     $   296
                                  =======     =======

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 -- NOTES PAYABLE

Notes payable consists of the following:

                                                                                   DECEMBER 31
                                                                                ----------------
                                                                                 2003      2002
                                                                                ------    ------
                                                                                 (In thousands)
Nonrecourse notes payable to financial institutions at interest rates
    ranging from 6.0% to 12.0%, due monthly through February 2005..........     $  206    $  496
Nonrecourse notes payable to others........................................         23       202
Note payable to DSC's financial institution, repaid in January 2004........        647        --
Other......................................................................         64        --
                                                                                ------    ------
                                                                                   940       698
Less -- Current portion....................................................        906       492
                                                                                ------    ------
Long-term portion..........................................................     $   34    $  206
                                                                                ======    ======

We finance a portion of our lease transactions by assigning the noncancelable rentals to various financial institutions and others on a nonrecourse basis. In the event of a default by the lessee under a lease, which has been assigned on a nonrecourse basis, the holder has a first lien against the underlying equipment but has no further recourse against the Company.

Future minimum payments of notes payable at December 31, 2003 are as follows:

          YEAR                   AMOUNT
          ----                   ------
                             (In thousands)
2004....................        $  906
2005....................            34
                                ------
Total...................        $  940
                                ======

NOTE 7 -- EMPLOYEE RETIREMENT PLAN

We have a 401(k) Retirement Savings Plan, which covers substantially all U.S.-based employees. Under the provisions of the Plan, we are permitted to make discretionary employer matching contributions. We elected to make matching contributions up to 1.4% of gross compensation in 2003 and 2002 and up to 3% of gross compensation in 2001, subject to statutory limitations. Our matching contributions totaled $317,000 in 2003, $294,000 in 2002, and $673,000 in 2001.
Our matching contributions were made only with our common stock and are credited only to the TechTeam Global Stock Fund for the benefit of each participant.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -- LEASES

We lease our call center facilities, corporate and other offices, and certain office equipment under various operating and month-to-month leases. These leases are renewable with various options and terms. Total rental expense was $4,213,000 in 2003, $3,921,000 in 2002, and $4,210,000 in 2001. We sublease a portion of our facilities to third parties. Total sublease income was $649,000 in 2003, $595,000 in 2002, and $304,000 in 2001.

Minimum future payments and receipts under noncancelable operating leases and subleases with initial terms of one year or more at December 31, 2003 are as follows:

                                 LEASE      SUBLEASE
             YEAR               PAYMENTS    RECEIPTS
             ----               --------    --------
                                   (In thousands)
2004.......................    $   3,493    $   364
2005.......................        3,325        238
2006.......................        2,102         60
2007.......................        1,116         --
2008 and thereafter........        3,789         --
                               ---------    -------
Total......................    $  13,825    $   662
                               =========    =======

NOTE 9 -- LEGAL PROCEEDINGS

The Company is a party to legal proceedings that are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on our liquidity, financial position, or results of operations.

NOTE 10 -- RELATED PARTY TRANSACTIONS

We paid consulting fees of $22,000 in 2003, $145,000 in 2002, and $156,000 in
2001 to a director of the Company for services rendered to TechTeam.

We paid legal fees of $6,000 in 2002 and $13,000 in 2001 to a law firm whose members include a director of the Company.

We paid brokerage service fees of $9,000 in 2001 to a securities firm that employs a director of the Company.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 11 -- PREFERRED SHARE PURCHASE RIGHTS

On April 29, 1997, our Board of Directors authorized the distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of our common stock under the terms of a Rights Agreement between the Company and U.S. Stock Transfer Corporation, dated May 6, 1997, as amended August 24, 2000. Each Right entitles shareholders to buy one one-hundredth of a share of a new series of preferred stock at a price of $80.

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

The Rights may be redeemed at the option of the Board of Directors for $0.01 per Right at any time before a person or group of persons accumulates 15% or more of our common stock. At any time after a person or group of persons acquires 15% but before the person or group of persons has acquired 50% of outstanding shares of our common stock, the Board may exchange each Right for one share of common stock. The Board may amend the Rights at anytime without shareholder approval. The Rights will expire by their terms on May 6, 2007.

NOTE 12 -- STOCK OPTIONS

We have two stock option plans - the 1990 Nonqualified Stock Option Plan ("1990 Plan") and the 1996 Non-Employee Directors Stock Plan ("1996 Plan"). Under the 1990 Plan, options may be granted to management personnel and others representing up to 3,800,000 shares of our common stock. Options granted under the 1990 Plan have expiration terms ranging from four to six years and become exercisable ratably over periods ranging from three to five years. Under the 1996 Plan, 100 shares of common stock for attendance at Board meetings and annual awards of 10,000 options are granted to non-employee directors of the Company representing up to 1,000,000 shares of our common stock. Options granted under the 1996 Plan have ten-year expiration terms and become exercisable immediately on the date of the grant.

In August 2001, our President and Chief Executive Officer, Dr. William F. Coyro, Jr., entered into an employment agreement with TechTeam. Under the agreement, Dr. Coyro was granted an award of up to 325,000 stock options to become exercisable on September 30, 2002, with the number of stock options granted determined by the average closing price of our common stock during the month of September 2002. The actual number of stock options that became exercisable by Dr. Coyro under this formula was 100,000. Under APB 25, the final amount of compensation expense under this grant is measured by the difference between the fair value of our common stock on September 30, 2002 and the exercise price of the options. Accordingly, we recorded compensation expense of $410,000 in 2002, which is included in selling, general, and administrative expense in the accompanying consolidated statements of operations.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 -- STOCK OPTIONS (continued)

A summary of our stock option activity and related information is as follows:

                                                    EMPLOYEES                  DIRECTORS               OTHERS
                                              ---------------------      --------------------    -------------------
                                                           WEIGHTED                  WEIGHTED               WEIGHTED
                                     TOTAL                 AVERAGE                   AVERAGE                AVERAGE
                                    SHARES      SHARES      PRICE         SHARES      PRICE       SHARES     PRICE
                                  ---------   ---------    --------      -------     --------    -------    --------
Outstanding at
    January 1, 2001...........    1,353,187     990,334    $  10.43      195,000     $ 12.23     167,853    $   7.10
Granted.......................      535,000     475,000        2.73       60,000        3.06          --          --
Canceled......................     (251,061)   (233,208)       8.80      (15,000)       5.00      (2,853)      35.05
                                  ---------   ---------                  -------                 -------
Outstanding at
    December 31, 2001 ........    1,637,126   1,232,126        7.77      240,000       10.39     165,000        6.62
Granted.......................      342,321     262,321        4.78       80,000        4.05          --          --
Exercised.....................     (230,100)   (210,100)       4.06      (20,000)       4.05          --          --
Canceled......................     (548,227)   (468,227)      10.83      (30,000)      11.52     (50,000)       5.00
                                  ---------   ---------                  -------                 -------
Outstanding at
    December 31, 2002 ........    1,201,120     816,120        6.01      270,000        8.86     115,000        7.32
Granted.......................      313,231     221,002        7.00       80,000        6.50      12,229        5.49
Exercised.....................     (130,401)   (120,401)       4.26      (10,000)       3.06          --          --
Canceled......................     (180,932)   (168,703)       7.62           --          --     (12,229)       5.49
                                  ---------   ---------                  -------                 -------
Outstanding at
    December 31, 2003 ........    1,203,018     748,018    $   6.22      340,000     $  8.47     115,000    $   7.32
                                  =========   =========                  =======                 =======

The weighted average fair value of options issued was $2.20 in 2003, $2.78 in 2002, and $0.89 in 2001.

The following table summarizes certain information about stock options outstanding at December 31, 2003:

                           OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
------------------------------------------------------------------------        -------------------------------
                                          WEIGHTED           WEIGHTED                               WEIGHTED
   RANGE OF            NUMBER OF           AVERAGE          AVERAGE PER          NUMBER OF         AVERAGE PER
   PER SHARE            OPTIONS        REMAINING LIFE     SHARE EXERCISE          OPTIONS        SHARE EXERCISE
EXERCISE PRICES       OUTSTANDING         IN YEARS             PRICE            EXERCISABLE           PRICE
---------------       -----------      --------------     --------------        -----------      --------------
$ 2.60 -   4.15         362,016             4.2             $  3.59               134,670           $  3.74
  5.00 -  10.31         791,002             3.2                7.42               511,125              7.68
 23.00 -  25.75          50,000             3.4               24.10                50,000             24.10

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 13 -- COMMON STOCK

We have reserved for issuance shares of common stock necessary to effect the conversion of all shares of preferred stock into common stock and exercise of all outstanding and ungranted stock options.

The Company has acquired shares of its common stock in connection with various authorized stock repurchase programs. In 2003, we purchased and retired 2,000,000 shares of common stock for $12,545,000, inclusive of commission expense, under a program approved in 2003. In 2002, we purchased and retired 470,600 shares of common stock for $3,423,000, inclusive of commission expense, under a program approved in 2002. In 2001, we purchased 229,000 shares of common stock for $609,000, inclusive of commission expense, under a program approved in 2000.

NOTE 14 -- REDEEMABLE CONVERTIBLE PREFERRED STOCK

On April 8, 2003, we completed a private placement of 689,656 shares of newly created Series A convertible preferred stock ("Preferred Stock") for $5,000,000, or $7.25 per share. The Preferred Stock provides the following rights, preferences, privileges, and restrictions:

DIVIDENDS:

The holders of Preferred Stock are entitled to receive non-cumulative dividends, when and if declared by the Company's Board of Directors on shares of common stock, equal to the dividends declared on the number of shares of common stock into which each share of Preferred Stock could then be converted.

REDEMPTION:

We are required to redeem all outstanding shares of Preferred Stock on April 8, 2006 at $7.25 per share. In addition, the holders of Preferred Stock may require us to redeem any or all of the outstanding shares of Preferred Stock at $7.25 within 90 days upon the occurrence of any of the following events: (1) Dr. Coyro is removed without cause as Chief Executive Officer of the Company, (2) total revenue for Corporate Services for any fiscal quarter is below $14,428,000 or 75% of the amount reported for the prior fiscal quarter, or (3) net cash, defined as cash, cash equivalents and securities available for sale, less any debt senior to the Preferred Stock, is less than $6,500,000.

If the Board of Directors of the Company elects to proceed with a transaction in which there will be a change in control of the Company, the holders of Preferred Stock may require us to redeem any or all of the outstanding shares of Preferred Stock at $7.25 until the later of two business days after written notice by the Company of the pending transaction or two business days prior to the closing of the transaction.

CONVERSION:

The holders of Preferred Stock may require us to convert each share of Preferred Stock into one share of common stock, subject to adjustment for stock splits and similar transactions, any time after April 8, 2004.

VOTING RIGHTS:

The holders of Preferred Stock are required to vote together as a single class of stock. The holders of Preferred Stock have the right to one vote for each share of common stock into which each share of Preferred Stock can be converted. The holders of Preferred Stock are currently entitled to elect one member of the Company's Board of Directors.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 14 -- REDEEMABLE CONVERTIBLE PREFERRED STOCK (continued)

LIQUIDATION PREFERENCE:

In the event of any liquidation, dissolution or winding up of the affairs of the Company, either voluntarily or involuntarily, the holders of Preferred Stock are entitled to receive, prior to and in preference to any distributions to the holders of common stock or any other security, an amount initially equal to $7.25 per share, subject to adjustment for stock splits and similar transactions, plus accrued but unpaid dividends.

NOTE 15 -- SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is the Senior Management Committee, which is comprised of the President and the lead executives of each of our functional divisions. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services.

Our reportable operating segments include corporate help desk services, technical staffing, systems integration, and training programs, collectively referred to as corporate services, and leasing operations.

         CORPORATE HELP DESK SERVICES - this segment provides corporations and governments with around-the-clock (24x7x365) technical support for their end-users and other constituencies. We support the full range of a client's information technology ("IT") and business process infrastructure. We also provide technical support to customers of our client's products and software.

         TECHNICAL STAFFING - this segment maintains a staff of trained technical personnel, which we place at our clients' facilities to provide technical support services including help desk technicians, software developers, and network support.

         SYSTEMS INTEGRATION - this segment provides IT infrastructure (personal computers, printers, phone systems, networks, servers, switches, etc.) support through systems integration, technology deployment, and implementation services from project planning and maintenance to full-scale network server and workstation installations. We offer a wide range of information technology services for the customer, ranging from technology consulting to desk-side support to network monitoring. We also provide full-service IT staff and consulting services to companies to help manage their IT infrastructure.

         TRAINING PROGRAMS - this segment provides custom training and documentation solutions that include computer-based training, distance learning, course catalogs, registration, instructional design consultants, customized course materials, certified trainers, evaluation options, desk-side tutorials, and custom reports. We provide customized training programs for many of our customers' proprietary applications.

         LEASING OPERATIONS - this segment previously wrote leases for computer, telecommunications, and other types of capital equipment. Effective March 31, 2000, we ceased looking for new leasing opportunities and are currently running out our lease portfolio.

The accounting policies of the operating segments are the same as those described in Note 1. We evaluate segment performance based on segment gross profit.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 15 -- SEGMENT REPORTING (continued)

Financial information for our operating segments is as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                           2003             2002              2001
                                                        ---------        ---------         ----------
                                                                      (In thousands)
REVENUE
Corporate services:
    Corporate help desk services................        $  67,669        $  59,106         $   51,316
    Technical staffing..........................            9,090           10,153             14,522
    Systems integration.........................            8,195            7,197              6,918
    Training programs...........................              879            1,077              2,005
                                                        ---------        ---------         ----------
Total corporate services........................           85,833           77,533             74,761
Leasing operations..............................            2,256            9,102             19,849
                                                        ---------        ---------         ----------
Total revenue...................................        $  88,089        $  86,635         $   94,610
                                                        =========        =========         ==========

GROSS PROFIT (LOSS)
Corporate services:
    Corporate help desk services................        $  14,161        $  16,092         $   14,820
    Technical staffing..........................            1,789            1,482              2,242
    Systems integration.........................            1,871            1,657              2,168
    Training programs...........................               63              224                260
                                                        ---------        ---------         ----------
Total corporate services........................           17,884           19,455             19,490
Leasing operations..............................           (1,868)             602               (657)
                                                        ---------        ---------         ----------
Total gross profit..............................           16,016           20,057             18,833
    Other operating expenses....................          (18,695)         (17,801)           (22,990)
    Interest income.............................            1,161              896              1,186
    Interest expense............................              (38)            (164)              (779)
    Foreign currency transaction gain...........              920               37                --
                                                        ---------        ---------         ----------
Income (loss) before income taxes...............        $    (636)       $   3,025         $   (3,750)
                                                        =========        =========         ==========

DEPRECIATION AND AMORTIZATION
Corporate services:
    Corporate help desk services................        $   3,132        $   2,907         $    2,064
    Technical staffing..........................                2               21                419
    Systems integration.........................               50               10                 14
    Training programs...........................                7                9                 57
                                                        ---------        ---------         ----------
Total corporate services........................            3,191            2,947              2,554
Leasing operations..............................            1,273            6,747             17,217
Unallocated depreciation and amortization.......            1,427            1,398              3,404
                                                        ---------        ---------         ----------
Total depreciation and amortization.............        $   5,891        $  11,092         $   23,175
                                                        =========        =========         ==========

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 15 -- SEGMENT REPORTING (continued)

We attribute revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue and total assets by geographic area is presented below:

                                                       GEOGRAPHIC INFORMATION
                           ------------------------------------------------------------------------
                                   2003                      2002                      2001
                           --------------------      --------------------      --------------------
                           REVENUE       ASSETS      REVENUE       ASSETS      REVENUE      ASSETS
                           -------      -------      -------      -------      -------      -------
                                                        (In thousands)
United States .......      $60,222      $61,205      $69,438      $71,731      $82,095      $81,676
Europe:
    Belgium .........       16,781        8,487        8,627        4,825        6,580        2,701
    United Kingdom...        5,353        3,261        5,312        3,007        4,518        2,268
    Rest of Europe...        5,733        4,747        3,258        2,301        1,417          476
                           -------      -------      -------      -------      -------      -------
Total Europe ........       27,867       16,495       17,197       10,133       12,515        5,445
                           -------      -------      -------      -------      -------      -------
Total ...............      $88,089      $77,700      $86,635      $81,864      $94,610      $87,121
                           =======      =======      =======      =======      =======      =======

We provide corporate services and lease financing for major companies on an international scale. Revenue from Ford Motor Company comprised 51.5% of total Company revenue in 2003, 50.0% in 2002, and 43.6% in 2001. Revenue from DaimlerChrysler comprised 13.9% of total Company revenue in 2003, 15.4% in 2002, and 17.5% in 2001. At December 31, 2003 and 2002, amounts due from these two customers accounted for 53.4% and 51.6% of total accounts receivable, respectively.

Note 16 -- Contingency

DSC provides services to the Air National Guard and other departments within the Department of Defense ("DoD"). A Facility Security Clearance ("FSC") is required as a condition for DSC to perform its services for the DoD. As the acquiring entity, TechTeam also needs to obtain a FSC. We have applied for a FSC, but as of the date of the filing of this document, we have not received a response from the DoD. It is reasonably possible that we will not be deemed eligible for a FSC due to foreign ownership, control or influence of the Company; specifically, the beneficial ownership of over 5% of our capital stock by ChrysCapital II, LLC, a Mauritius entity ("ChrysCapital"), and ChrysCapital's right to appoint a member of our Board of Directors. If we are not able to receive a FSC, either (1) we will be required to negate the foreign ownership, control or influence, or (2) DSC will not be able to bid on or win new or renewal business requiring a FSC, including but not limited to the Air National Guard contract, which represented approximately $9.7 million in revenue for DSC's 2003 fiscal year. The required negation may include purchasing ChrysCapital's right to appoint a board member, acquiring some or all of ChrysCapital's interest in the Company, or placing DSC under "proxy," i.e., under the governance of a board of directors who are independent from the Company and have required security clearances. If we are required to place DSC under proxy, there would be a limitation on communications between DSC and TechTeam. We are currently exploring our options, pending a response from the DoD.

NOTE 17 -- SUBSEQUENT EVENT

On February 26, 2004, we purchased 350,000 shares of our common stock from a director of the Company and his immediate family for $7.84 per share. The closing price of our common stock on February 26, 2004 was $7.88. Had this purchase of common stock occurred on January 1, 2003, our diluted loss per share would have been $(0.11) for 2003 instead of the reported diluted loss per share of $(0.10).

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 18 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly condensed consolidated results of operations are summarized as follows:

                                                                       QUARTER ENDED
                                                 -------------------------------------------------------
                                                  MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                 ---------    ------------   ------------    -----------
2003
    Revenue.................................     $  21,763    $ 21,916        $  22,308       $  22,102
    Gross profit............................         4,659       3,059            4,251           4,047
    Income (loss) before taxes..............           265      (1,624)(1)           22             700
    Net income (loss).......................            59      (1,424)(2)         (431)            750
    Earnings (loss) per share...............
       Basic................................     $    0.01    $  (0.14)(2)    $   (0.04)      $    0.08
       Diluted..............................     $    0.01    $  (0.14)(2)    $   (0.04)      $    0.08

(1) Includes the pre-tax loss of $1,050 from the write-down of lease equipment and inventories.

(2) Includes the after-tax loss of $693 from the write-down of lease equipment and inventories.

                                                                        QUARTER ENDED
                                                 ---------------------------------------------------------
                                                    MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                 -------------   ----------    ------------    -----------
2002
    Revenue.................................     $  22,947        $  21,902    $    21,132     $  20,654
    Gross profit............................         5,154            5,170          5,519         4,214
    Income (loss) before taxes..............         1,174              766          1,241          (156)
    Income (loss) before cumulative effect
       of accounting change.................           642              418            696          (358)
    Net income (loss).......................          (481)(1)          418            696          (358)
    Earnings (loss) per share...............
       Basic................................     $    (.04)(1)    $     .04    $       .06     $    (.03)
       Diluted..............................     $    (.04)(1)    $     .04    $       .06     $    (.03)

(1) Includes the goodwill impairment loss of $1,123, net o f $0 tax, which is recognized as the cumulative effect of accounting change.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in accountants, disagreements, or other events requiring reporting under this Item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information to be set forth under the caption "Election of Directors and Management Information" in the Proxy Statement dated on or about March 24, 2004, relating to the Annual Meeting of Shareholders to be held on May 12, 2004, (the "Proxy Statement"), is incorporated herein by reference.

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

                                                                   EQUITY COMPENSATION PLAN INFORMATION
                                         -------------------------------------------------------------------------------------------
                                                   (a)                            (b)                               (c)
                                         --------------------------    --------------------------     ------------------------------

                                                                                                           Number of securities
                                         Number of securities to be                                   remaining available for future
                                         issued upon exercise of       Weighted-average exercise           issuance under equity
                                           outstanding options,           price of outstanding              compensation plans
                                                 warrants                       options,                   (excluding securities
            Plan Category                     and rights (1)              warrants and rights            reflected in column (a))
            -------------                     --------------              -------------------            ------------------------
Equity compensation plans
   approved by security holders.......           340,000                         $8.47                           560,000
Equity compensation plans not
   approved by security holders.......           863,018                          6.37                         1,055,694
                                               ---------                         -----                         ---------
Total.................................         1,203,018                         $6.96                         1,615,694
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

ITEM 14.    CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         a)       Certain documents are filed as part of this Report on Form
                  10-K.

                  (1) Financial Statements "Item 8 Financial Statements and Supplementary Data" and Item 14 (d) below.

                                                                                                          PAGE
                                                                                                          ----

Report of  Independent Auditors.....................................................................       24
Consolidated Statements of Operations -- Years Ended December 31, 2003, 2002, and 2001..............       25
Consolidated Statements of Comprehensive Income (Loss) -- Years Ended December 31,
    2003, 2002, and 2001............................................................................       26
Consolidated Statements of Financial Position -- December 31, 2003 and December 31, 2002............      27-28
Consolidated Statements of Shareholders' Equity -- Years Ended December 31, 2003, 2002, and 2001....       29
Consolidated Statements of Cash Flows -- Years Ended December 31, 2003, 2002, and 2001..............       30
Notes to the Consolidated Financial Statements......................................................      31-50

                  (1)      Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001

                  (2)      Exhibits.

                                                                                                       REFERENCE *
EXHIBIT                                                                                                 OR PAGE
NUMBER                                              EXHIBIT                                              NUMBER
------                                              -------                                              ------
  2.1       Stock Purchase Agreement dated as of December 31, 2003, by and among TechTeam Global,
            Inc. and Digital Support Corporation, Peter S. Brigham, Robert H. Brigham, Christian
            J. Burneko, Fred O. Cornett, Jr., David W. Han, Satish Lulla, Raj K. Sachdev and
            Digital Support Corporation 401(K) Plan.                                                      *13

  3.1       Certification of Incorporation of TechTeam Global, Inc. filed with the Delaware                *9
            Secretary of State on September 14, 1987.

  3.2       Certificate of Amendment dated November 27, 1987 to our Certificate of Incorporation.          *9

  3.3       Certificate of Amendment dated May 8, 2002 to Certificate of Incorporation                     *9

  3.4       Bylaws of TechTeam Global, Inc. as Amended and Restated October 28, 2003.                     *12

  3.5       Certificate of Designations of the Series A Convertible Preferred Stock dated April 7,        *10
            2003.

  3.6       Certificate of Correction of Certificate of Designations of the Series A Convertible         62-65
            Preferred Stock dated May 5, 2003.

  4.1       Rights Agreement dated as of May 6, 1997, between TechTeam Global, Inc. and U.S. Stock
            Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the Form of Certificate of Designations, as Exhibit B thereto the Form of Right Certificate, and *6 as Exhibit C thereto the Summary of Rights to Purchase Preferred Stock.

  4.2       Second Amendment of Rights Agreement dated as of May 6, 1997.                                 *14

 10.1       Lease Agreement for office space in Southfield, Michigan known as the Cumberland Tech
            Center between the Company and Eleven Inkster Associates dated                                 *2
            September 29, 1993.

                                                                                                       REFERENCE *
EXHIBIT                                                                                                 OR PAGE
NUMBER                                              EXHIBIT                                              NUMBER
------                                              -------                                              ------
 10.2       Sixth Amendment Lease Agreement dated March 13, 2000 for office space in Southfield,
            Michigan between Eleven Inkster Associates and the Company.                                   *11

 10.3       Lease for office space in Dearborn, Michigan between the Company and Dearborn Atrium
            Associates Limited Partnership dated November 18, 1996.                                        *5

 10.4       Lease Agreement for office space in Davenport, Iowa known as the 1010 Shopping Center
            between the Company and Partnership 1010, L.L.P. dated August 28, 1999.                        *7

 10.5       1990 Nonqualified Stock Option Plan.                                                           *1

 10.6       1996 Nonemployee Directors Stock Plan.                                                         *4

 10.7       Supplemental Retirement Plan dated October 1, 2000.                                            *7

 10.8       Employment Agreement Relating to Change of Control.                                          66-72

 10.9       Employment Agreement between TechTeam Global, Inc. and William F. Coyro, Jr. dated
            January 1, 2003.                                                                               *9

 10.10      Agreement with Ford Motor Company dated July 31, 2002.                                         *8

 10.11      Employment Agreement between TechTeam Europe, NV and Christoph Neut dated October 2,
            1996.                                                                                          *9

 10.12      Securities Purchase Agreement between TechTeam Global, Inc. and ChrysCapital II, LLC
            dated April 8, 2003 (excluding Exhibits and Schedules thereto*).                              *10

 10.13      Registration Rights Agreement between TechTeam Global, Inc. and ChrysCapital II, LLC
            dated April 8, 2003.                                                                          *10

 10.14      TechTeam Global, Inc. Executive Annual Incentive Plan.                                       73-77

 10.15      TechTeam Global, Inc. Executive Long Term Incentive Program.                                 78-85

 10.16      Office Lease Agreement by and between FJ Dulless Business Park II, L.L.C., as
            Landlord, and Digital Support Corporation, as Tenant, dated December 21, 2000.               86-126

 10.17      Lease Contract between IMMOBILIERE DE LA RUE DE STRASBOURG S.A and TechTeam Global
            NV/SA, as amended, dated April 4, 2003.                                                     124-149

 14.1       TechTeam Global, Inc. Code of Business Conduct.                                             150-153

  21        List of subsidiaries of TechTeam Global, Inc.                                                 154

 23.1       Consent of Independent Auditors.                                                              155

 31.1       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.                      156

 31.2       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.                      157

 32.1       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                      158

 32.2       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                      159

                                     EXHIBIT
                                     -------
*1       Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1990, filed as Exhibit 4.14 thereto.

*2 Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1993.

*3 Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1995.

*4       Incorporated by reference to our Registration Statement on Form S-3
         (Registration No. 333 - 10687).

*5       Incorporated by reference to our Annual Report on Form 10-K dated
         December 31, 1996.

*6 Incorporated by reference to our Registration Statement on Form 8-A dated May 9, 1997.

*7       Incorporated by reference to our Annual Report on Form 10-K dated March
         31, 2001.

*8       Incorporated by reference to our Report on Form 10-Q dated August 8,
         2002.

*9       Incorporated by reference to our Report on Form 10-K dated March 18,
         2003.

*10      Incorporated by reference to our Report on Form 8-K dated April 9,
         2003.

*11      Incorporated by reference to our Report on Form 10-Q dated August 14,
         2003.

*12      Incorporated by reference to our Report on Form 10-Q dated November 7,
         2003.

*13      Incorporated by reference to our Report on Form 8-K dated January 14,
         2004.

*14      Incorporated by reference to our Registration Statement on form
         8-A12G/A, dated May 22, 2003.

Exhibits 10.9, 10.12, 10.16, and 10.18 represent management, contracts, and compensatory plans.

         b)       Reports on Form 8-K

                  (i) Announcement of the election of Larry W. Granger as Chief Operating Officer dated October 1, 2003.

                  (ii) Announcement of the election of Robert W. Gumber as Vice President of Operations - Europe dated October 8, 2003.

                  (iii) Announcement of the Company's earnings for the third quarter of 2003 dated November 7, 2003.

                  (iv) Announcement that TechTeam Global has entered into a non-binding letter of intent dated

              November 20, 2003.

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

                              TECHTEAM GLOBAL, INC.

Date: March 24, 2003                                    By: /s/ David W. Morgan
                                                            --------------------
                                                        David W. Morgan
                                                        Chief Financial Officer
                                                        and Treasurer (Principal
                                                        Financial and Accounting
                                                        Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 24, 2003.

/s/ William F. Coyro, Jr.                             President, Chief Executive Officer,
----------------------------------------              and Director (Principal Executive Officer)
William F. Coyro, Jr.

/s/ Kim A.Cooper                                      Director
----------------------------------------
Kim A. Cooper

/s/ G. Ted Derwa                                      Director
----------------------------------------
G. Ted Derwa

/s/ Peter T. Kross                                    Director
----------------------------------------
Peter T. Kross

/s/ Conrad L. Mallett, Jr.                            Director
----------------------------------------
Conrad L. Mallett, Jr

/s/ Wallace D. Riley                                  Director
----------------------------------------
Wallace D. Riley

/s/ Gregory C. Smith                                  Director
----------------------------------------
Gregory C. Smith

/s/ Richard G. Somerlott                              Director
----------------------------------------
Richard G. Somerlott

/s/ Brahmal Vasudevan                                 Director
----------------------------------------
Brahmal Vasudevan

/s/ Ronald T. Wong                                    Director
----------------------------------------
Ronald T. Wong

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                   BALANCE AT       CHARGED TO                          BALANCE
                                                   BEGINNING        COSTS AND        DEDUCTIONS          AT END
                 DESCRIPTION                       OF PERIOD         EXPENSES            (A)           OF PERIOD
               ---------------                   -------------    -------------     -------------    -------------
2003
       Allowance for doubtful accounts.........  $         597    $       1,071     $        (290)   $       1,378
       Reserve for leasing inventories and
          equipment............................          2,797            1,677            (4,173)             301
       Valuation allowance for deferred taxes..             --              668                --              668

2002
       Allowance for doubtful accounts.........  $         433    $         243     $         (79)   $         597
       Reserve for leasing inventories and
            equipment..........................          3,018              777              (998)           2,797

2001
       Allowance for doubtful accounts.........  $         313    $         549     $        (429)   $         433
       Reserve for leasing inventories and
            equipment..........................            805            2,318              (105)           3,018

(A) Deductions represent uncollectible accounts written-off, the disposal of off-lease equipment and equipment leased to others, and reclassifications.

                                INDEX OF EXHIBITS

EXHIBIT
 NUMBER                                    EXHIBIT
-------           --------------------------------------------------------------
  3.6             Certificate of Correction of Certificate of Designations of
                  the Series A Convertible Preferred Stock, dated May 5, 2003.

 10.8             Employment Agreement Relating to Change of Control.

10.14             TechTeam Global, Inc. Executive Annual Incentive Plan.

10.15             TechTeam Global, Inc. Executive Long Term Incentive Program.

10.16             Office Lease Agreement by and between FJ Dulless Business Park
                  II, L.L.C., as Landlord, and Digital Support Corporation, as
                  Tenant, dated December 21, 2000.

10.17 Lease Contract between IMMOBILIERE DE LA RUE DE STRASBOURG S.A and TechTeam Global NV/SA, as amended, dated April 4, 2003.

 14.1             TechTeam Global, Inc. Code of Business Conduct.

 21               List of subsidiaries to TechTeam Global, Inc.

 23.1             Consent of Independent Auditors.

 31.1             Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.

 31.2             Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.

 32.1             Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

 32.2             Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.