Form 10-Q
period 2004-03-31
TECHTEAM GLOBAL INC
filed 2004-05-10
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission file number 0-16284

                              TECHTEAM GLOBAL, INC.
                         -------------------------------
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

The number of shares of the registrant's common stock outstanding at April 30, 2004 was 8,538,800.

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                               PAGE
                                                                                                              NUMBER
                                                                                                              ------
PART I -- FINANCIAL INFORMATION

ITEM 1

      Condensed Consolidated Statements of Operations -- Three Months Ended March 31, 2004 and 2003              3

      Condensed Consolidated Statements of Financial Position -- March 31, 2004 and December 31, 2003          4 - 5

      Condensed Consolidated Statements of Cash Flows -- Three Months Ended March 31, 2004 and 2003              6

      Notes to the Condensed Consolidated Financial Statements                                                 7 - 11

ITEM 2

      Management's Discussion and Analysis of Financial Condition and Results of Operations                   12 - 16

ITEM 4

      Controls and Procedures                                                                                    16

 PART II -- OTHER INFORMATION

 ITEM 1

      Legal Proceedings                                                                                          17

 ITEM 2

      Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                           17

 ITEM 6

      Exhibits and Reports on Form 8-K                                                                           17

 SIGNATURES                                                                                                      18

 EXHIBITS                                                                                                        19

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                      (In thousands, except per share data)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                 2004              2003
                                                                 ----              ----
REVENUE
    Corporate services
       Corporate help desk services ................          $ 19,039           $ 16,009
       Systems integration .........................             8,962              2,138
       Technical staffing ..........................             2,029              2,366
       Training programs ...........................               135                218
                                                              --------           --------
    Total corporate services .......................            30,165             20,731
    Leasing operations .............................               105              1,032
                                                              --------           --------
TOTAL REVENUE ......................................            30,270             21,763
                                                              --------           --------
COST OF SERVICES DELIVERED..........................
    Cost of corporate services .....................            23,007             16,041
    Cost of leasing operations .....................               110              1,063
                                                              --------           --------
TOTAL COST OF SERVICES DELIVERED ...................            23,117             17,104
                                                              --------           --------

GROSS PROFIT .......................................             7,153              4,659
Selling, general, and administrative expense .......             5,963              4,655
                                                              --------           --------
OPERATING INCOME ...................................             1,190                  4
                                                              --------           --------

OTHER  INCOME (EXPENSE)
    Interest income, net ...........................               165                209
    Foreign currency transaction gain (loss) .......              (199)                52
                                                              --------           --------
TOTAL OTHER INCOME (EXPENSE) .......................               (34)               261
                                                              --------           --------
INCOME BEFORE INCOME TAXES .........................             1,156                265
Income tax provision ...............................               532                206
                                                              --------           --------
NET INCOME .........................................          $    624           $     59
                                                              ========           ========

BASIC EARNINGS PER SHARE ...........................          $   0.07           $   0.01
                                                              ========           ========

DILUTED EARNINGS PER SHARE .........................          $   0.07           $   0.01
                                                              ========           ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
    COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic ..........................................             8,735             10,695
    Net effect of dilutive stock options ...........               155                161
    Effect of redeemable convertible preferred stock               690                 --
                                                              --------           --------
    Diluted ........................................             9,580             10,856
                                                              ========           ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                 (In thousands)

                                                                                     MARCH 31,        DECEMBER 31,
                               ASSETS                                                  2004              2003
                               ------                                                  ----              ----
                                                                                    (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents ..............................................          $36,145          $35,195
    Accounts receivable -- corporate services (less allowance of $668 at
       March 31, 2004 and $637 at December 31, 2003) .......................           23,613           22,434
    Accounts receivable -- leasing (less allowance of $750 at March 31, 2004
       and $740 at December 31, 2003) ......................................              382              713
    Prepaid expenses and other .............................................            1,697            1,696
    Deferred income taxes ..................................................              562              562
                                                                                      -------          -------
    TOTAL CURRENT ASSETS ...................................................           62,399           60,600

PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
    Computer equipment and office furniture ................................           20,619           20,610
    Purchased software .....................................................           11,523           11,093
    Leasehold improvements .................................................            4,460            4,522
    Transportation equipment ...............................................              269              269
                                                                                      -------          -------
                                                                                       36,871           36,494
    Less -- accumulated depreciation and amortization ......................           27,401           26,590
                                                                                      -------          -------
    NET PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE ........................            9,470            9,904

OTHER ASSETS
    Intangible assets, net .................................................            3,527            3,634
    Goodwill ...............................................................            2,206            2,099
    Deferred income taxes ..................................................              862              862
    Assets of leasing operations, net ......................................              288              457
    Other ..................................................................              211              144
                                                                                      -------          -------
    TOTAL OTHER ASSETS .....................................................            7,094            7,196
                                                                                      -------          -------
TOTAL ASSETS ...............................................................          $78,963          $77,700
                                                                                      =======          =======

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (continued)

                      (In thousands, except share amounts)

                                                                                       MARCH 31,       DECEMBER 31,
                     LIABILITIES AND SHAREHOLDERS' EQUITY                                2004             2003
                     ------------------------------------                                ----             ----
                                                                                      (Unaudited)
CURRENT LIABILITIES
    Notes payable ............................................................          $   173          $   906
    Accounts payable .........................................................            4,767            2,785
    Accrued payroll, related taxes, and withholdings .........................            6,025            4,692
    Accrued expenses .........................................................            1,033            1,471
    Accrued income taxes .....................................................              827              922
    Deferred revenue .........................................................            2,059              746
                                                                                        -------          -------
    TOTAL CURRENT LIABILITIES ................................................           14,884           11,522

LONG-TERM LIABILITIES ........................................................              348              408

REDEEMABLE CONVERTIBLE PREFERRED STOCK, 5,000,000 shares authorized, 689,656 shares issued and outstanding; liquidation preference of $5,000 at
     March 31, 2004 and December 31, 2003 ....................................            5,000            5,000

SHAREHOLDERS' EQUITY
    Common stock, par value $0.01, 45,000,000 shares authorized, 8,513,800 and
       8,817,265 shares issued and outstanding at
       March 31, 2004 and December 31, 2003, respectively ....................               85               88
    Additional paid-in capital ...............................................           57,409           59,932
    Retained earnings ........................................................              692               68
    Accumulated other comprehensive income -- cumulative foreign
       currency translation adjustment .......................................              545              682
                                                                                        -------          -------
    TOTAL SHAREHOLDERS' EQUITY ...............................................           58,731           60,770
                                                                                        -------          -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................          $78,963          $77,700
                                                                                        =======          =======

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (In thousands)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                              2004          2003
                                                                              ----          ----
OPERATING ACTIVITIES
    Net income .....................................................       $   624       $    59
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
          Depreciation and amortization ............................         1,044         1,640
          Non-cash expense related to stock options and common stock
              issued to 401(k) plan and directors ..................            74            28
          Other ....................................................            15           667
          Changes in current assets and liabilities ................         3,296        (2,590)
          Changes in long-term assets and liabilities ..............           (29)          (20)
                                                                           -------       -------
       Net cash provided by (used in) operating activities .........         5,024          (216)
                                                                           -------       -------

INVESTING ACTIVITIES
    Purchase of property, equipment, and software ..................          (564)         (986)
    Cash paid for acquisition ......................................          (201)           --
    Purchase of marketable securities available for sale ...........            --          (152)
    Other ..........................................................            --            63
                                                                           -------       -------
       Net cash used in investing activities .......................          (765)       (1,075)
                                                                           -------       -------
FINANCING ACTIVITIES
    Proceeds from issuance of common stock .........................           144           105
    Payments on long-term borrowings ...............................          (715)         (194)
    Purchase of Company common stock ...............................        (2,744)           --
                                                                           -------       -------
       Net cash used in financing activities .......................        (3,315)          (89)
                                                                           -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS .......             6           189
                                                                           -------       -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................           950        (1,191)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................        35,195        39,435
                                                                           -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................       $36,145       $38,244
                                                                           =======       =======

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. ("TechTeam" or the "Company" or "We") in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 financial statement presentation.

NOTE 2 -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and convertible preferred stock.

The weighted average number of diluted shares fell from 10,065,916 at December 31, 2003 to 9,579,635 at March 31, 2004 primarily due to Company common shares repurchased during the first quarter of 2004 under the Company's stock repurchase program.

During the first quarter of 2004 and 2003, 360,000 and 645,477 stock options, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were higher than the average market price of the common shares during the respective period.

NOTE 3 -- COMPREHENSIVE INCOME

Comprehensive income consists of net income and foreign currency translation adjustments. A summary of comprehensive income is as follows:

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                 2004          2003
                                                                 ----          ----
                                                                   (In thousands)
COMPREHENSIVE INCOME
Net income ............................................         $ 624          $  59
Other comprehensive income --
    Foreign currency translation adjustment, net of tax          (137)           189
                                                                -----          -----
Comprehensive income ..................................         $ 487          $ 248
                                                                =====          =====

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 4 -- INCOME TAXES

The consolidated effective tax rate of 46% differs from the statutory tax rate of 34% primarily due to providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain tax jurisdictions.

NOTE 5 -- STOCK-BASED COMPENSATION

We account for stock-based compensation awards granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The effect on net income and earnings per share had compensation costs been recognized based on the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," is as follows:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                     2004             2003
                                                                     ----             ----
                                                                        (In thousands)
Reported net income ........................................        $   624         $    59
Add -- total stock-based compensation expense included
    in reported net income, net of tax .....................             --               4
Deduct -- total stock-based compensation expense determined
    under the fair value method for all awards, net of tax..           (240)           (209)
                                                                    -------         -------
Pro forma net income (loss) ................................        $   384         $  (146)
                                                                    =======         =======

Basic earnings (loss) per share:
    As reported ............................................        $  0.07         $  0.01
    Pro forma ..............................................        $  0.04         $ (0.01)
Diluted earnings (loss) per share:
    As reported ............................................        $  0.07         $  0.01
    Pro forma ..............................................        $  0.04         $ (0.01)

NOTE 6 -- STOCK REPURCHASE PROGRAM

In February 2004, we announced a new stock repurchase program to repurchase up to 1,000,000 shares of the Company's common stock. Under this program, we purchased 350,000 shares of our common stock from a director of the Company and his immediate family for $7.84 per share, inclusive of sales commission expense, during the first quarter of 2004.

NOTE 7 -- SEGMENT REPORTING

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 7 -- SEGMENT REPORTING (continued)

Our reportable operating segments include corporate help desk services, systems integration, technical staffing, and training programs (collectively referred to as corporate services) and leasing operations.

      CORPORATE HELP DESK SERVICES -- this segment provides corporations and governments with around-the-clock (24x7x365) technical and customer support for their end-users and other constituencies. We support the full range of a client's information technology ("IT"), client service, and business process infrastructure. We also provide technical support to customers of our client's products and software.

      SYSTEMS INTEGRATION -- this segment provides IT infrastructure (personal computers, printers, phone systems, networks, servers, switches, etc.) support through systems integration, technology deployment, and implementation services from project planning and maintenance to full-scale network server and workstation installations. We offer a wide range of information technology services for the customer, ranging from technology consulting to desk-side support to network monitoring. We also provide full-service IT staff and consulting services to companies to help manage their IT infrastructure.

      TECHNICAL STAFFING -- this segment maintains a staff of trained technical personnel, which we place at our clients' facilities to provide technical support services including help desk technicians, software developers, and network support.

      TRAINING PROGRAMS -- this segment provides custom training and documentation solutions that include computer-based training, distance learning, course catalogs, registration, instructional design consultants, customized course materials, certified trainers, evaluation options, desk-side tutorials, and custom reports. We provide customized training programs for many of our customers' proprietary applications.

      LEASING OPERATIONS -- this segment previously wrote leases for computer, telecommunications, and other types of capital equipment. Effective March 31, 2000, we ceased looking for new leasing opportunities and are currently running out our lease portfolio.

The accounting policies of the operating segments are the same as those described in Note 1 to the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. We evaluate segment performance based on segment gross profit.

Financial information for our operating segments is as follows:

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                     2004              2003
                                                                     ----              ----
                                                                         (In thousands)
REVENUE
Corporate services:
    Corporate help desk services..............................    $   19,039       $   16,009
    Systems integration.......................................         8,962            2,138
    Technical staffing........................................         2,029            2,366
    Training programs.........................................           135              218
                                                                  ----------       ----------
Total corporate services......................................        30,165           20,731
Leasing operations............................................           105            1,032
                                                                  ----------       ----------
Total revenue.................................................    $   30,270       $   21,763
                                                                  ==========       ==========

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 7 -- SEGMENT REPORTING (continued)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                     2004          2003
                                                                     ----          ----
                                                                        (In thousands)
GROSS PROFIT (LOSS)
Corporate services:
    Corporate help desk services..............................    $    4,943    $    3,595
    Systems integration.......................................         1,810           557
    Technical staffing........................................           390           499
    Training programs.........................................            15            39
                                                                  ----------    ----------
Total corporate services......................................         7,158         4,690
Leasing operations............................................            (5)          (31)
                                                                  ----------    ----------
Total gross profit............................................         7,153         4,659
    Selling, general, and administrative expense..............        (5,963)       (4,655)
    Interest income, net......................................           165           209
    Foreign currency transaction gain (loss)..................          (199)           52
                                                                  ----------    ----------
Income before income taxes....................................    $    1,156    $      265
                                                                  ==========    ==========

We attribute revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue by geographic area is presented below:

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                      2004              2003
                                                                      ----              ----
                                                                         (In thousands)
REVENUE
United States.................................................    $      21,523    $      16,097
Europe:
    Belgium...................................................            5,136            3,365
    United Kingdom............................................            1,516            1,313
    Other.....................................................            2,095              988
                                                                  -------------    -------------
Total Europe..................................................            8,747            5,666
                                                                  -------------    -------------
Total revenue.................................................    $      30,270    $      21,763
                                                                  =============    =============

We provide corporate services for major companies on an international scale. Revenue from Ford Motor Company comprised 40.1% and 53.4% of total Company revenue for the three months ended March 31, 2004 and 2003, respectively. Revenue from DaimlerChrysler comprised 9.4% and 15.4% of total Company revenue for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004 and December 31, 2003, aggregate amounts due from these two customers accounted for 44.5% and 53.4% of total accounts receivable, respectively.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -- CONTINGENCIES

DIGITAL SUPPORT CORPORATION:

Digital Support Corporation ("DSC") provides services to the Air National Guard and other departments within the Department of Defense ("DoD"). A Facility Security Clearance ("FSC") is required as a condition for DSC to perform its services for the DoD. As the acquiring entity, TechTeam also needs to obtain an FSC. We have applied for an FSC, but as of the date of the filing of this document, we have not received a response from the DoD. It is reasonably possible that we will not be deemed eligible for an FSC due to foreign ownership, control or influence of the Company; specifically, the beneficial ownership of over 5% of our capital stock by ChrysCapital II, LLC, a Mauritius entity ("ChrysCapital"), and ChrysCapital's right to appoint a member of our Board of Directors. If we are not able to receive an FSC, we will be required to negate the foreign ownership, control, or influence. We have applied to the DoD for a Security Control Agreement ("SCA") between DSC and the DoD in order to negate the foreign interest. The SCA, if approved, would negate the foreign interest without affecting TechTeam's ability to integrate DSC into the TechTeam group of companies.

LEGAL PROCEEDINGS:

The Company is a party to various legal proceedings that are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on our liquidity, financial condition, or results of operations, although no assurances can be given in this regard.

NOTE 9 -- PRO FORMA INFORMATION

TechTeam acquired 100% of the outstanding capital stock of DSC on December 31, 2003. The unaudited pro forma condensed consolidated results of operations for the three months ended March 31, 2003 are presented below as though DSC had been acquired as of January 1, 2003.

                                                                  THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                                      2003
                                                                      ----
                                                                  (In thousands)
Revenue
    As reported..............................................     $      21,763
    Pro forma................................................     $      26,129
Net income
    As reported..............................................     $          59
    Pro forma................................................     $         224
Basic and diluted earnings per share
    As reported..............................................     $        0.01
    Pro forma................................................     $        0.02

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of TechTeam Global, Inc. and its consolidated subsidiaries ("TechTeam") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statement concerning developments or performance relating to or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers, and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; complexities of global political and economic developments; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report, and that are otherwise described from time to time in TechTeam's Securities and Exchange Commission reports filed after this report. TechTeam assumes no obligation and does not intend to update these forward-looking statements.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As an IT and business process support services provider, we provide our customers with assistance in designing, implementing, managing, and maintaining their IT infrastructure and computer systems through our provision of technical help desk services, systems integration, technical staffing, professional services, and training programs.

Our 2004 results to date reflect the early realization of certain operating efficiencies from initiatives implemented in 2003 and gradually improving global and domestic economies. However, we remain cautiously optimistic about indicators of improving economies insofar as they relate to our future expectations. During 2003, we also explored the advantages and disadvantages of establishing an "offshore" presence in various countries given the increasing prevalence of "offshore" help desk service providers and the need to improve operating performance to maintain our competitiveness. We concluded that establishing operations in Romania presented the best opportunity for increasing our operating performance because (1) the technical support personnel in Romania have established and proven skills, (2) Romanians can provide support services in the major Western European languages, (3) developing a blended solution with our Belgian operation would provide operational efficiencies, thereby improving the gross margin of our existing business, and (4) the cost of conducting business in Romania was comparable to other possible offshore locations we explored. Our Romanian call center began providing support services in the French, English, Spanish, Italian, and German languages in April 2004.

As part of our long-term strategic plan, we are also committed to further expanding our footprint in the IT systems integration sector. We believe the further development of infrastructure support services is an important aspect of our sales strategy as it provides services that have a shorter sales cycle than help desk services. In December 2003, we purchased Digital Support Corporation ("DSC"), a provider of diversified information technology services and solutions, including network infrastructure, information assurance, enterprise application, healthcare technology, systems integration, and hardware services and solutions to various governmental and commercial customers. DSC made a positive earnings contribution to TechTeam during the three months ended March 31, 2004 as discussed below.

Total revenue grew 39.1% to $30.3 million for the three months ended March 31, 2004, from $21.8 million for the comparable period in 2003. Excluding revenue contributed by DSC, revenue grew 7.6% to $23.4 million for the three months ended March 31, 2004, from the comparable period in 2003. We achieved 45.5% revenue growth from corporate services (total Company revenue less revenue from leasing operations) to $30.2 million for the three months ended March 31, 2004, from $20.7 million for the comparable period in 2003. Excluding revenue contributed by DSC, revenue from corporate services increased 12.5% to $23.3 million for the three months ended March 31, 2004, from the comparable period in 2003.

Gross profit improved 53.5% to $7.15 million for the three months ended March 31, 2004, from $4.66 million for the comparable period in 2003. Excluding the gross profit contributed by DSC, gross profit improved 26.5% to $5.89 million for the three months ended March 31, 2004, from the comparable period in 2003. The Company's gross margin (gross profit expressed as a percentage of revenue) improved to 23.6% for the three months ended March 31, 2004, from 21.4% for the comparable period in 2003 and from 18.3% for the three months ended December 31, 2003. Excluding the results contributed from DSC, the Company's gross margin improved to 25.2% for the three months ended March 31, 2004. As more fully discussed below, the improvement in gross margin is primarily due to realization of the aforementioned operational efficiencies, increased business with new and existing customers, and the wind down of our leasing operations, which had an adverse effect on our gross margin in 2003.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO MARCH 31, 2003

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------      INCREASE            %
                                                         2004             2003          (DECREASE)        CHANGE
                                                         ----             ----          ----------        ------
                                                                     (In thousands)
REVENUE
Corporate services:
    Corporate help desk services..................   $      19,039    $      16,009    $       3,030        18.9%
    Systems integration...........................           8,962            2,138            6,824       319.2%
    Technical staffing............................           2,029            2,366             (337)      (14.2)%
    Training programs.............................             135              218              (83)      (38.1)%
                                                     -------------    -------------    -------------
Total corporate services..........................          30,165           20,731            9,434        45.5%
Leasing operations................................             105            1,032             (927)      (89.8)%
                                                     -------------    -------------    -------------
Total revenue.....................................   $      30,270    $      21,763    $       8,507        39.1%
                                                     =============    =============    =============

Revenue from corporate help desk services increased 18.9% to $19.0 million for the three months ended March 31, 2004, from $16.0 million for the comparable period in 2003, primarily due to additional business from existing customers in Europe and the strengthening of the euro and British pound sterling relative to the U.S. dollar. Revenue from systems integration services increased 319.2% to $8.96 million for the three months ended March 31, 2004, from $2.14 million for the comparable period in 2003, due to our acquisition of DSC. Excluding revenue contributed by DSC, systems integration revenue slightly decreased 0.9% to $2.12 million for the three months ended March 31, 2004, from the comparable period in 2003. Revenue from technical staffing services decreased 14.2% to $2.03 million for the three months ended March 31, 2004, from $2.37 million for the comparable period in 2003, primarily due to price concessions granted to Ford Motor Company ("Ford"), our largest customer, during the second half of 2003 and staffing reductions, which were only partially offset by additional business received from Ford in Europe.

Revenue from leasing operations decreased 89.8% to $105,000 for the three months ended March 31, 2004, from $1.03 million for the comparable period in 2003. The decline in leasing operations revenue was the result of our decision in March 2000 to discontinue actively seeking new leasing business and to commence the wind down of our lease portfolio. The trend of reduced revenue from our leasing operations will continue over the next year depending on the size and duration of renewals.

Revenue generated in the United States increased 33.7% to $21.5 million for the three months ended March 31, 2004, from $16.1 million for the comparable period in 2003, due to our acquisition of DSC. Excluding revenue contributed by DSC, revenue generated in the United States decreased 8.8% to $14.7 million for the three months ended March 31, 2004, from the comparable period in 2003, primarily due to price concessions granted to existing customers in second half of 2003, the maturation of help desks leading to reduced volumes, and a decrease in revenue from our leasing operations to $105,000 from $1.03 million. Revenue generated in Europe increased 54.4% to $8.75 million for the three months ended March 31, 2004, from $5.67 million for the comparable period in 2003, primarily due to growth in Belgium and the strengthening of the euro and British pound sterling relative to the U.S. dollar. Revenue from our Belgian operation increased 52.6% to $5.14 million for the three months ended March 31, 2004, from $3.37 million for the comparable period in 2003, primarily due to growth in our existing customer base and the strengthening of the euro relative to the U.S. dollar. The strengthening of the euro and pound sterling relative to the U.S. dollar positively impacted revenue in Europe by approximately $1.00 million for the three months ended March 31, 2004, relative to the comparable period in 2003.

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------      INCREASE            %
                                                         2004             2003          (DECREASE)        CHANGE
                                                         ----             ----          ----------        ------
                                                                     (In thousands)
GROSS PROFIT
Corporate services:
    Corporate help desk services..................   $       4,943    $       3,595    $       1,348        37.5%
    Systems integration...........................           1,810              557            1,253       225.0%
    Technical staffing............................             390              499             (109)      (21.8)%
    Training programs.............................              15               39              (24)      (61.5)%
                                                     -------------    -------------    -------------
Total corporate services..........................           7,158            4,690            2,468        52.6%
Leasing operations................................              (5)             (31)              26        83.9%
                                                     -------------    -------------    -------------
Total gross profit................................   $       7,153    $       4,659    $       2,494        53.5%
                                                     =============    =============    =============

Gross profit from corporate help desk services increased 37.5% to $4.94 million for the three months ended March 31, 2004, from $3.60 million for the comparable period in 2003. Gross margin from corporate help desk services increased to 26.0% for the three months ended March 31, 2004, from 22.5% for the comparable period in 2003. The increase in gross profit dollars and margin was primarily due to realization of the aforementioned operational efficiencies from re-aligning our cost structure and expanding our help desk capabilities in Belgium, and increased business with new and existing customers. Gross profit from systems integration services increased 225.0% to $1.81 million for the three months ended March 31, 2004, from $557,000 for the comparable period in 2003. Gross margin from systems integration services decreased to 20.2% for the three months ended March 31, 2004, from 26.1% for the comparable period in 2003. The increase in gross profit dollars and decrease in gross margin was due to our acquisition of DSC. Excluding the gross profit contributed by DSC, gross profit slightly decreased 1.1% to $551,000 and gross margin decreased to 26.0% for the three months ended March 31, 2004, from the comparable period in 2003. Gross profit and gross margin from DSC were $1.26 million and 18.4%, respectively, for the three months ended March 31, 2004. DSC's gross margin excluding $1.55 million of low-margin equipment sales was 22.6% for the three months ended March 31, 2004. DSC's revenue from equipment sales will fluctuate from period to period depending on the nature of DSC's contracts. Gross profit from technical staffing decreased 21.8% to $390,000 for the three months ended March 31, 2004, from $499,000 for the comparable period in 2003. Gross margin from technical staffing decreased to 19.2% for the three months ended March 31, 2004, from 21.1% for the comparable period in 2003. The decrease in gross profit dollars and margin was primarily due to price concessions granted to Ford during the second half of 2003 and staffing reductions, which were only partially offset by additional business received from Ford in Europe.

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------      INCREASE            %
                                                         2004             2003          (DECREASE)        CHANGE
                                                         ----             ----          ----------        ------
                                                                     (In thousands)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense......   $       5,963    $       4,655    $       1,308        28.1%
Net interest income...............................   $         165    $         209    $         (44)      (21.1)%
Foreign currency transaction gain (loss)..........   $        (199)   $          52    $        (251)     (482.7)%
Income tax provision..............................   $         532    $         206    $         326       158.2%

Selling, general, and administrative expense increased 28.1% to $5.96 million, or 19.7% of total revenue, for the three months ended March 31, 2004, from $4.66 million, or 21.4% of total revenue, for the comparable period in 2003, primarily due to our acquisition of DSC. Excluding the revenue and expenses contributed by DSC, selling, general, and administrative expense was $5.07 million, or 21.6% of total revenue, for the three months ended March 31, 2004. Expenses have increased to support revenue growth and expansion in Romania, but expenses as a percentage of revenue have remained stable due to internal cost containment efforts in all areas of the Company. Operating expenses incurred in Romania for the three months ended March 31, 2004 totaled $232,000 and were consistent with expectations.

Net interest income decreased to $165,000 for the three months ended March 31, 2004, from $209,000 for the comparable period in 2003, due to higher average cash balances maintained in 2003.

Foreign currency transaction gain (loss) decreased to a loss of $(199,000) for the three months ended March 31, 2004, from a gain of $52,000 for the comparable period in 2003, primarily due to the U.S. dollar strengthening since December 31, 2003 relative to the euro and British pound sterling whereas the U.S. dollar weakened relative to the euro and pound sterling in the three months ended March 31, 2003. In addition, our European subsidiaries had higher average liabilities denominated in currencies other than the local currency, principally in U.S. dollars, during the three months ended March 31, 2004 as compared to the comparable period in 2003.

The consolidated effective tax rate of 46% differs from the statutory tax rate of 34% primarily due to providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $36.1 million at March 31, 2004, as compared to $35.2 million at December 31, 2003. During the three months ended March 31, 2004, cash and cash equivalents increased $950,000 primarily due to $5.02 million in cash provided by operations offset by $2.74 million in cash used to repurchase 350,000 shares of our common stock under our stock repurchase program, $201,000 in cash used to pay expenses related to our acquisition of DSC, $564,000 in cash used for capital expenditures, and $715,000 in payments on long-term debt. Our payments on long-term debt include repayment of a $647,000 note payable acquired in our acquisition of DSC.

A significant source of operating cash flow for the three months ended March 31, 2004 resulted from increased working capital as accounts payable and accrued liabilities increased $4.30 million whereas current assets only increased $1.00 million. Additional sources of operating cash flow for the three months ended March 31, 2004 primarily included net income of $624,000 and depreciation and amortization expense of $1.04 million.

In February 2004, we announced a new stock repurchase program to repurchase up to 1,000,000 shares of the Company's common stock. Under this program, we purchased 350,000 shares of our common stock from a director of the Company and his immediate family for $7.84 per share, inclusive of sales commission expense, during the first quarter of 2004.

Long-term cash requirements, other than for normal operating expenses, are anticipated for the continued expansion in Europe, enhancements of existing technologies, possible repurchases of our common stock, additional consideration that is payable to the selling shareholders of DSC if specific performance conditions and operating targets are met in 2004 and 2005, and the possible acquisition of businesses complementary to the Company's existing business. We believe that positive cash flows from operations, together with existing cash balances, will continue to be sufficient to meet our ongoing requirements for working capital, capital expenditures, and possible stock repurchases for the next twelve months and foreseeable future. We have historically not paid dividends and intend to continue our policy of retaining earnings to finance future growth.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes in the selection and application of critical accounting policies and estimates disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

FACTORS INFLUENCING FUTURE RESULTS

Refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4 -- CONTROLS AND PROCEDURES

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

During the first quarter of 2004, the Company converted its accounting and financial reporting system in Europe, with the exception of Romania, to a pre-existing common information technology platform that had been deployed in the United States in prior periods. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003. As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

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

ITEM 2 -- CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company purchased shares of its common stock during the three months ended March 31, 2004 as follows:

                                                                                    TOTAL NUMBER       MAXIMUM
                                                                                     OF SHARES        NUMBER OF
                                                                                     PURCHASED       SHARES THAT
                                                                                    AS PART OF       MAY YET BE
                                                  TOTAL NUMBER       AVERAGE         PUBLICLY         PURCHASED
                                                    OF SHARES       PRICE PAID       ANNOUNCED        UNDER THE
                    PERIOD                          PURCHASED       PER SHARE        PROGRAMS         PROGRAMS
                    ------                          ---------       ---------        --------         --------
January 1, 2004 to January 31, 2004                       --              --               --               --
February 1, 2004 to February 29, 2004                350,000           $7.84          350,000          650,000
March 1, 2004 to March 31, 2004                           --              --               --          650,000

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

      (i) Announcement of the acquisition of Digital Support Corporation on December 31, 2003.

      (ii) Filing of the Stock Purchase Agreement related to our acquisition Digital Support Corporation on December 31, 2003.

      (iii) Announcement of a new stock repurchase program.

      (iv) Announcement on February 26, 2004 of the Company's earnings for 2003 and the three months ended December 31, 2003.

      (v) Announcement on February 26, 2004 of the Company's purchase of 350,000 shares of Company common stock from a director of the Company and his immediate family.

      (vi) Filing of the financial statements of a business acquired related to our acquisition Digital Support Corporation on December 31, 2003.

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

                                        TechTeam Global, Inc.
                                        ----------------------
                                             (Registrant)

Date: May 10, 2004                      By: /s/William F. Coyro, Jr.
                                            -----------------------------------
                                            William F. Coyro, Jr.
                                            President and Chief
                                            Executive Officer

Date: May 10, 2004                      By: /s/ David W. Morgan
                                            -----------------------------------
                                            David W. Morgan
                                            Vice President, Chief Financial
                                            Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit No      Description
31.1            Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2            Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1            Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002