Form 10-Q
period 2004-06-30
TECHTEAM GLOBAL INC
filed 2004-08-06
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission file number 0-16284

                              TECHTEAM GLOBAL, INC.
                          -----------------------------
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

The number of shares of the registrant's common stock outstanding at August 4, 2004 was 8,605,202.

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             -------
PART I -- FINANCIAL INFORMATION

ITEM 1

     Condensed Consolidated Statements of Operations -- Three and Six Months Ended
         June 30, 2004 and 2003                                                                                 3

     Condensed Consolidated Statements of Financial Position -- As of June 30, 2004 and December 31, 2003     4 - 5

     Condensed Consolidated Statements of Cash Flows -- Six Months Ended June 30, 2004 and 2003                 6

     Notes to the Condensed Consolidated Financial Statements                                                 7 - 14

ITEM 2

     Management's Discussion and Analysis of Financial Condition and Results of Operations                   15 - 21

ITEM 4

     Controls and Procedures                                                                                    22

PART II -- OTHER INFORMATION

ITEM 1

     Legal Proceedings                                                                                          23

ITEM 2

     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                           23

ITEM 4

     Submission of Matters to a Vote of Security Holders                                                        24

ITEM 6

     Exhibits and Reports on Form 8-K                                                                           24

SIGNATURES                                                                                                      25

EXHIBITS                                                                                                        26

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                      (In thousands, except per share data)

                                                             THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------    ----------------------------
                                                                 2004           2003            2004           2003
                                                             ------------    -----------    ------------   ------------
REVENUE
    Corporate services
       Corporate help desk services.......................   $     18,976    $    16,457    $     38,015   $     32,466
       Systems integration................................          9,384          2,144          18,345          4,282
       Technical staffing.................................          1,957          2,412           3,986          4,778
       Training programs..................................            171            243             307            461
                                                             ------------    -----------    ------------   ------------
    Total corporate services..............................         30,488         21,256          60,653         41,987
    Leasing operations....................................            197            660             302          1,692
                                                             ------------    -----------    ------------   ------------
TOTAL REVENUE.............................................         30,685         21,916          60,955         43,679

COST OF SERVICES DELIVERED
    Cost of corporate services............................         22,491         16,879          45,500         32,920
    Cost of leasing services..............................            135          1,978             244          3,041
                                                             ------------    -----------    ------------   ------------
TOTAL COST OF SERVICES DELIVERED..........................         22,626         18,857          45,744         35,961
                                                             ------------    -----------    ------------   ------------

GROSS PROFIT..............................................          8,059          3,059          15,211          7,718
Selling, general, and administrative expense..............          6,249          5,272          12,212          9,927
                                                             ------------    -----------    ------------   ------------
OPERATING INCOME (LOSS)...................................          1,810         (2,213)          2,999         (2,209)
                                                             ------------    -----------    ------------   ------------

OTHER INCOME (EXPENSE)
    Interest income, net..................................            123            278             289            487
    Foreign currency transaction gain (loss)..............            (17)           311            (217)           363
                                                             ------------    -----------    ------------   ------------
TOTAL OTHER INCOME........................................            106            589              72            850
                                                             ------------    -----------    ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES.........................          1,916         (1,624)          3,071         (1,359)
Income tax provision (credit).............................            839           (200)          1,371              6
                                                             ------------    -----------    ------------   ------------

NET INCOME (LOSS).........................................   $      1,077    $    (1,424)   $      1,700   $     (1,365)
                                                             ============    ===========    ============   ============

BASIC EARNINGS (LOSS) PER SHARE...........................   $       0.13    $     (0.14)   $       0.20   $      (0.13)
                                                             ============    ===========    ============   ============

DILUTED EARNINGS (LOSS) PER SHARE.........................   $       0.11    $     (0.14)   $       0.18   $      (0.13)
                                                             ============    ===========    ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic.................................................          8,550         10,492           8,642         10,593
    Net effect of dilutive stock options..................            153             --             152             --
    Effect of redeemable convertible preferred stock......            690             --             690             --
                                                             ------------    -----------    ------------   ------------
    Diluted...............................................          9,393         10,492           9,484         10,593
                                                             ============    ===========    ============   ============

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                 (In thousands)

                                                                                   JUNE 30,          DECEMBER 31,
                                  ASSETS                                             2004               2003
---------------------------------------------------------------------------     --------------     ---------------
                                                                                  (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents..............................................     $       35,666     $        35,195
    Accounts receivable -- corporate services (less allowances of
       $708 at June 30, 2004 and $637 at December 31, 2003)................             24,877              22,434
    Accounts receivable -- leasing (less allowances of $775 at
       June 30, 2004 and $740 at December 31, 2003)........................                167                 713
    Prepaid expenses and other.............................................              1,150               1,696
    Deferred income taxes..................................................                562                 562
                                                                                --------------     ---------------
    TOTAL CURRENT ASSETS...................................................             62,422              60,600

PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
    Computer equipment and office furniture................................             21,600              20,610
    Purchased software.....................................................             11,144              11,093
    Leasehold improvements.................................................              4,534               4,522
    Transportation equipment...............................................                337                 269
                                                                                --------------     ---------------
                                                                                        37,615              36,494
    Less -- Accumulated depreciation and amortization......................             28,675              26,590
                                                                                --------------     ---------------
    NET PROPERTY, EQUIPMENT,  AND PURCHASED SOFTWARE.......................              8,940               9,904

OTHER ASSETS
    Intangible assets, net.................................................              3,862               3,634
    Goodwill...............................................................              2,732               2,099
    Deferred income taxes..................................................                862                 862
    Other..................................................................                292                 601
                                                                                --------------     ---------------
    TOTAL OTHER ASSETS.....................................................              7,748               7,196
                                                                                --------------     ---------------
TOTAL ASSETS...............................................................     $       79,110     $        77,700
                                                                                ==============     ===============

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (continued)

               (In thousands, except share and per share amounts)

                                                                                   JUNE 30,         DECEMBER 31,
                   LIABILITIES AND SHAREHOLDERS' EQUITY                              2004               2003
---------------------------------------------------------------------------     --------------     ---------------
                                                                                 (Unaudited)
CURRENT LIABILITIES
    Notes payable..........................................................     $          172     $           906
    Accounts payable.......................................................              2,335               2,785
    Accrued payroll, related taxes, and withholdings.......................              5,794               4,692
    Accrued expenses.......................................................              1,812               1,471
    Accrued income taxes...................................................              1,438                 922
    Deferred revenue.......................................................              2,017                 746
                                                                                --------------     ---------------
    TOTAL CURRENT LIABILITIES..............................................             13,568              11,522

LONG-TERM LIABILITIES......................................................                344                 408

REDEEMABLE CONVERTIBLE PREFERRED STOCK, 5,000,000 shares authorized,
    689,656 shares issued and outstanding; liquidation preference of
    $5,000 at June 30, 2004 and December 31, 2003.........................               5,000               5,000

SHAREHOLDERS' EQUITY
    Common stock, par value $0.01, 45,000,000 shares authorized,
       8,591,534 and 8,817,265 shares issued and outstanding at
       June 30, 2004 and December 31, 2003, respectively...................                 86                  88
    Additional paid-in capital.............................................             57,789              59,932
    Retained earnings......................................................              1,768                  68
    Accumulated other comprehensive income -- cumulative foreign
       currency translation adjustment.....................................                555                 682
                                                                                --------------     ---------------
    TOTAL SHAREHOLDERS' EQUITY.............................................             60,198              60,770
                                                                                --------------     ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................     $       79,110     $        77,700
                                                                                ==============     ===============

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (In thousands)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                ---------------------------------
                                                                                    2004                2003
                                                                                -------------      ---------------
OPERATING ACTIVITIES
    Net income (loss).....................................................      $       1,700      $       (1,365)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization...................................              2,118               3,150
          Non-cash expense related to stock options and common
              stock issued to 401(k) plan and directors...................                176                  73
          Other...........................................................                121               2,131
          Changes in current assets and liabilities.......................              1,288                (597)
          Changes in long-term assets and liabilities.....................                170                  92
                                                                                -------------      --------------
       Net cash provided by operating activities..........................              5,573               3,484

INVESTING ACTIVITIES
    Purchase of property, equipment and software..........................               (902)             (2,548)
    Cash paid for acquisitions, net of cash acquired......................             (1,036)                 --
    Sale of marketable securities available for sale......................                 --                 686
    Proceeds from disposal of property and equipment......................                 --                  12
                                                                                -------------      --------------
       Net cash used in investing activities..............................             (1,938)             (1,850)

FINANCING ACTIVITIES
    Purchase of Company common stock......................................             (2,744)             (5,628)
    Payments on long-term borrowings......................................               (949)               (266)
    Proceeds from issuance of common stock................................                423                 207
    Proceeds from issuance of preferred stock.............................                 --               4,817
                                                                                -------------      --------------
       Net cash used in financing activities..............................             (3,270)               (870)
                                                                                -------------      --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..............                106                 363
                                                                                -------------      --------------

INCREASE IN CASH AND CASH EQUIVALENTS.....................................                471               1,127
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................             35,195              39,435
                                                                                -------------      --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................      $      35,666      $       40,562
                                                                                =============      ==============

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. ("TechTeam" or the "Company" or "We") in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 financial statement presentation.

NOTE 2 -- EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and convertible preferred stock.

The weighted average number of diluted shares decreased to 9,483,892 shares for the six months ended June 30, 2004 from 10,065,916 shares for the year ended December 31, 2003 primarily due to Company common shares repurchased during the first quarter of 2004 and second half of 2003 under the Company's stock repurchase programs.

During the six months ended June 30, 2004 and 2003, 360,000 and 746,477 stock options, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were higher than the average market price of the common shares during the respective period. During the six months ended June 30, 2003, an additional 632,804 stock options were excluded from the computation of diluted earnings per share due to the net loss for the period.

NOTE 3 -- COMPREHENSIVE INCOME

Comprehensive income consists of net income (loss) and foreign currency translation adjustments. A summary of comprehensive income is as follows:

                                                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------     ---------------------------
                                                                 2004           2003            2004           2003
                                                             ------------    ------------   ------------   -------------
                                                                                   (In thousands)
COMPREHENSIVE INCOME (LOSS)
Net income (loss).........................................   $      1,077    $    (1,424)   $      1,700   $     (1,365)
Other comprehensive income (loss) --
    Foreign currency translation adjustment, net of tax...              9            174            (127)           363
                                                             ------------    -----------    ------------   ------------
Comprehensive income (loss)...............................   $      1,086    $    (1,250)   $      1,573   $     (1,002)
                                                             ============    ===========    ============   ============

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 4 -- INCOME TAXES

The consolidated effective tax rate in 2004 and 2003 differs from the statutory tax rate of 34% primarily due to providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain tax jurisdictions.

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

                                                              THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                             ----------------------------    ---------------------------
                                                                 2004           2003            2004           2003
                                                             ------------    -----------    ------------   ------------
                                                                                   (In thousands)
Reported net income (loss)................................   $      1,077    $    (1,424)   $      1,700   $     (1,365)

Add -- total stock-based compensation expense
    included in reported net income, net of tax...........             --              4              --              8
Deduct -- total stock-based compensation expense
    determined under the fair value method for all
    awards, net of tax....................................            (35)           (76)           (275)          (390)
                                                             ------------    -----------    ------------   ------------
Pro forma net income (loss)...............................   $      1,042    $    (1,496)   $      1,425   $     (1,747)
                                                             ============    ===========    ============   ============

Basic earnings (loss) per share:
    As reported...........................................   $       0.13    $     (0.14)   $       0.20   $      (0.13)
    Pro forma.............................................   $       0.12    $     (0.14)   $       0.16   $      (0.17)
Diluted earnings (loss) per share:
    As reported...........................................   $       0.11    $     (0.14)   $       0.18   $      (0.13)
    Pro forma.............................................   $       0.11    $     (0.14)   $       0.15   $      (0.17)

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 -- SEGMENT REPORTING

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 -- SEGMENT REPORTING (continued)

Financial information for our operating segments is as follows:

                                                             THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------    ---------------------------
                                                                 2004           2003            2004           2003
                                                             ------------    -----------    ------------   ------------
                                                                                   (In thousands)
REVENUE
Corporate services
    Corporate help desk services..........................   $     18,976    $    16,457    $     38,015   $     32,466
    Systems integration...................................          9,384          2,144          18,345          4,282
    Technical staffing....................................          1,957          2,412           3,986          4,778
    Training programs.....................................            171            243             307            461
                                                             ------------    -----------    ------------   ------------
Total corporate services..................................         30,488         21,256          60,653         41,987
Leasing operations........................................            197            660             302          1,692
                                                             ------------    -----------    ------------   ------------
Total revenue.............................................   $     30,685    $    21,916    $     60,955   $     43,679
                                                             ============    ===========    ============   ============

GROSS PROFIT (LOSS)
Corporate services:
    Corporate help desk services..........................   $      5,098    $     3,300    $     10,041   $      6,895
    Systems integration...................................          2,391            521           4,200          1,078
    Technical staffing....................................            451            516             841          1,015
    Training programs.....................................             56             41              71             80
                                                             ------------    -----------    ------------   ------------
Total corporate services..................................          7,996          4,378          15,153          9,068
Leasing operations........................................             63         (1,319)             58         (1,350)
                                                             ------------    -----------    ------------   ------------
Total gross profit........................................          8,059          3,059          15,211          7,718
    Selling, general, and administrative expense..........         (6,249)        (5,272)        (12,212)        (9,927)
    Interest income, net..................................            123            278             289            487
    Foreign currency transaction gain (loss)..............            (17)           311            (217)           363
                                                             ------------    -----------    ------------   ------------
Income (loss) before income taxes.........................   $      1,916    $    (1,624)   $      3,071   $     (1,359)
                                                             ============    ===========    ============   ============

We attribute revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue by geographic area is presented below:

                                                             THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------    ---------------------------
                                                                 2004           2003            2004           2003
                                                             ------------    -----------    ------------   ------------
                                                                                   (In thousands)
REVENUE
United States.............................................   $     21,265    $    15,446    $     42,788   $     31,544
Europe:
    Belgium...............................................          5,832          4,027          10,968          7,391
    United Kingdom........................................          1,475          1,310           2,991          2,623
    Other.................................................          2,113          1,133           4,208          2,121
                                                             ------------    -----------    ------------   ------------
Total Europe..............................................          9,420          6,470          18,167         12,135
                                                             ------------    -----------    ------------   ------------
Total revenue.............................................   $     30,685    $    21,916    $     60,955   $     43,679
                                                             ============    ===========    ============   ============

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 -- SEGMENT REPORTING (continued)

We provide corporate services for major companies on an international scale. Revenue from customers that comprise 10% or greater of our total revenue in any period presented are as follows:

                                                               THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------     -------------------------
                                                                   2004           2003            2004           2003
                                                               ----------       --------       ---------       --------
Ford Motor Company........................................        40.1%           49.5%          40.1%          51.1%
Department of Defense.....................................        10.8%             --           10.9%            --
Daimler Chrysler..........................................         9.2%           14.1%           9.3%          14.8%
                                                                  ----            ----           ----           ----
Total.....................................................        60.1%           63.6%          60.3%          65.9%
                                                                  ====            ====           ====           ====

NOTE 7 -- CONTINGENCIES

DIGITAL SUPPORT CORPORATION:

TechTeam acquired 100% of the outstanding capital stock of Digital Support Corporation ("DSC") on December 31, 2003. DSC provides services to various departments within the Department of Defense ("DoD"). A Facility Security Clearance ("FSC") is required as a condition for DSC to perform its services for the DoD. As the acquiring entity, TechTeam also needs to obtain an FSC or negate any foreign ownership, control, or influence that could impair our ability to obtain an FSC. We have applied for an FSC, but as of the date of the filing of this document, we have not received a response from the DoD. It is reasonably possible that we will not be deemed eligible for an FSC due to the beneficial ownership of over 5% of our capital stock by ChrysCapital II, LLC, a Mauritius entity ("ChrysCapital"), and ChrysCapital's right to appoint a member of our Board of Directors. We have applied to the DoD for a Security Control Agreement ("SCA") between DSC and the DoD in order to negate the foreign interest. The SCA, if approved, would negate the impact of the foreign interest without affecting TechTeam's ability to integrate DSC into the TechTeam group of companies.

LEGAL PROCEEDINGS:

The Company is a party to various legal proceedings that are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on our liquidity, financial condition, or results of operations, although no assurances can be given in this regard.

NOTE 8 -- ACQUISITIONS

ADVANCED NETWORK ENGINEERING:

On May 13, 2004, TechTeam Global NV/SA, the Company's wholly-owned subsidiary in Belgium, completed the acquisition of all of the outstanding stock of Advanced Network Engineering NV/SA (formerly Advanced Network Engineering CVBA) ("A.N.E.") for (euro)885,000 plus acquisition costs of (euro)143,000 for an initial purchase price of (euro)1.03 million ($1.22 million at May 13, 2004). Of the initial purchase price, (euro)750,000 was paid at closing, (euro)178,000 will be paid in 2004, and (euro)100,000 will be paid on May 13, 2005, provided there are no claims asserted by us based upon the representations and warranties of the sellers in the Share Purchase Agreement. In addition to the initial purchase price, an additional (euro)150,000 is payable on May 13, 2007 provided a cumulative operating income target is met for the three-year period ending April 30, 2007. The additional consideration paid to selling shareholders will be recorded as additional goodwill when it is earned.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -- ACQUISITIONS (continued)

A.N.E. is an information technology services and solutions company headquartered in Gent, Belgium, that provides software application, network, and systems integration services to various global, pan-European, and Belgian customers. The acquisition of A.N.E. will complement our subsidiary in Belgium, which primarily provides corporate help desk services. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of A.N.E. are included in the consolidated operating results of TechTeam since the acquisition date. Goodwill and other intangible assets acquired totaled
(euro)810,000 ($961,000 at May 13, 2004). Of this amount, other intangible assets totaled (euro)378,000 ($449,000 at May 13, 2004) and consist of customer relationship assets, which are being amortized on a straight-line basis over their estimated useful life of six years. A.N.E. has been assigned to our systems integration operating segment. Subsequent to the acquisition, A.N.E.'s name has been changed to TechTeam A.N.E. NV/SA.

The following table summarizes the allocation of the initial purchase price at May 13, 2004:

                                                                      AMOUNT
                                                                  --------------
                                                                  (In thousands)

Customer relationship assets..................................    $         449
Goodwill......................................................              512
Property, equipment and software..............................               72
Other current and non-current assets, net of cash
    acquired of $128..........................................            1,367
Accounts payable and accrued liabilities assumed..............           (1,117)
Accrued purchase price........................................             (261)
Notes payable assumed.........................................             (191)
                                                                  -------------
Net cash used.................................................    $         831
                                                                  =============

The unaudited pro forma condensed consolidated results of operations for the three and six months ended June 30, 2004 and 2003 are presented below as though A.N.E. had been acquired on January 1, 2003.

                                                         THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------    ---------------------------
                                                             2004           2003            2004           2003
                                                         ------------   ------------    ------------   ------------
                                                                               (In thousands)
Revenue
    As reported......................................    $     30,685   $     21,916    $     60,955   $     43,679
    Pro forma........................................    $     32,362   $     23,061    $     64,137   $     45,808
Net income (loss)
    As reported......................................    $      1,077   $     (1,424)   $      1,700   $     (1,365)
    Pro forma........................................    $      1,085   $     (1,362)   $      1,664   $     (1,363)
Diluted earnings (loss) per share
    As reported......................................    $       0.11   $      (0.14)   $       0.18   $      (0.13)
    Pro forma........................................    $       0.12   $      (0.13)   $       0.18   $      (0.13)

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -- ACQUISITIONS (continued)

DIGITAL SUPPORT CORPORATION:

TechTeam acquired 100% of the outstanding capital stock of DSC on December 31, 2003. The unaudited pro forma condensed consolidated results of operations for the three and six months ended June 30, 2003 are presented below as though DSC had been acquired on January 1, 2003.

                                                          THREE MONTHS      SIX MONTHS
                                                              ENDED            ENDED
                                                          JUNE 30, 2003    JUNE 30, 2003
                                                          -------------    --------------
                                                                  (In thousands)
Revenue
    As reported......................................     $      21,916    $      43,679
    Pro forma........................................     $      26,646    $      52,774
Net loss
    As reported......................................     $      (1,424)   $      (1,365)
    Pro forma........................................     $      (1,324)   $      (1,096)
Diluted loss per share
    As reported......................................     $       (0.14)   $       (0.13)
    Pro forma........................................     $       (0.13)   $       (0.10)

The unaudited pro forma condensed consolidated results of operations for the three and six months ended June 30, 2003 are presented below as though both DSC and A.N.E. had been acquired on January 1, 2003.

                                                          THREE MONTHS      SIX MONTHS
                                                              ENDED            ENDED
                                                          JUNE 30, 2003    JUNE 30, 2003
                                                          -------------    --------------
                                                                (In thousands)
Revenue
    As reported......................................     $      21,916    $      43,679
    Pro forma........................................     $      27,791    $      54,903
Net loss
    As reported......................................     $      (1,424)   $      (1,365)
    Pro forma........................................     $      (1,262)   $      (1,094)
Diluted loss per share
    As reported......................................     $       (0.14)   $       (0.13)
    Pro forma........................................     $       (0.12)   $       (0.10)

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 -- GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill consist of the following:

                                                           CORPORATE
                                                           HELP DESK        SYSTEMS
                                                           SERVICES       INTEGRATION         TOTAL
                                                         -------------   -------------    -------------
                                                                         (In thousands)
Balance as of January 1, 2004........................    $         371   $       1,728    $       2,099
    Goodwill acquired from A.N.E. and DSC............               --             624              624
    Foreign currency translation adjustment..........               --               9                9
                                                         -------------   -------------    -------------
Balance as of June 30, 2004..........................    $         371   $       2,361    $       2,732
                                                         =============   =============    =============

Other intangible assets consist of the following:

                                                  JUNE 30, 2004                DECEMBER 31, 2003
                                           ---------------------------   -----------------------------
                                                           ACCUMULATED                     ACCUMULATED     AMORTIZATION
                                               COST       AMORTIZATION        COST        AMORTIZATION       PERIOD
                                           -----------    ------------   -------------   -------------     ------------
                                                                 (In thousands)
Customer relationships -- DSC..........    $     3,367    $        169   $       3,367   $          --      10 years
Customer relationships -- Cyntergy.....            701             479             701             434      5 years
Customer relationships -- A.N.E........            457              15              --              --      6 years
                                           -----------    ------------   -------------   -------------
                                           $     4,525    $        663   $       4,068   $         434
                                           ===========    ============   =============   =============

We re-evaluate definite-lived intangible assets based on undiscounted operating cash flows whenever significant events or changes occur that might indicate impairment of recorded costs. If undiscounted cash flows are insufficient to recover recorded costs, we write down the carrying value of the assets to fair value based on discounted cash flows or market values. We did not record an impairment loss for definite-lived intangible assets in any period presented.

Our expected amortization expense for definite-lived intangible assets is as follows: $246,000 for the remainder of 2004, $499,000 for 2005, $499,000 for
2006, $411,000 for 2007, and $411,000 for 2008.

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of TechTeam Global, Inc. and its consolidated subsidiaries ("TechTeam") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statement concerning developments or performance relating to our services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers, and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; complexities of global political and economic developments; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report, and that are otherwise described from time to time in TechTeam's Securities and Exchange Commission reports filed after this report. TechTeam assumes no obligation and does not intend to update these forward-looking statements.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As an information technology ("IT") and business process outsourcing support services provider, we provide our customers with assistance in designing, implementing, managing, and maintaining their IT infrastructure and computer systems through our provision of corporate help desk services, systems integration services, technical staffing, and training programs. Thus far in 2004, we have significantly grown our systems integration operating segment primarily through acquisitions, and the profitability of the segment has improved. We also realized growth and improved profitability in our corporate help desk services operating segment, and we successfully established call center operations in Romania.

As part of our long-term strategic plan, we are committed to further expanding our footprint in the IT systems integration and professional services sector. We believe the further development of infrastructure support services is an important aspect of our sales strategy. In May 2004, we purchased Advanced Network Engineering NV/SA ("A.N.E."), an information technology services and solutions company in Belgium that provides software application, network infrastructure, and systems integration services to various global, pan-European, and Belgian customers. In December 2003, we purchased Digital Support Corporation ("DSC"), an information technology services and solutions company that provides network infrastructure, information assurance, enterprise application, systems integration, and hardware services and solutions to various governmental and commercial customers. Together A.N.E. and DSC contributed revenue and gross profit of $13.5 million and $2.92 million, respectively, to our systems integration operating segment for the six months ended June 30, 2004, which resulted in an increase in systems integration revenue of 328.4% to $18.3 million and increase in gross profit of 289.6% to $4.20 million, over the comparable period in 2003. Excluding A.N.E. and DSC, systems integration revenue increased 13.7% to $4.87 million for the six months ended June 30, 2004, and gross profit increased 18.5% to $1.28 million over the comparable period in 2003.

Our 2004 results to date also reflect the realization of certain operating efficiencies and cost savings from initiatives implemented in 2003 and 2004, additional business from new and existing customers, and efforts to control costs throughout the Company. These efficiencies and cost savings primarily relate to our corporate help desk services operating segment and include, but are not limited to, re-aligning our headcount with the level of business being generated from our customers, reducing operational office space in the U.S. and Belgium, and reduced depreciation and amortization expense as certain assets have become fully depreciated and amortized. Total revenue from our corporate help desk services increased 17.1% to $38.0 million for the six months ended June 30, 2004, from $32.5 million for the comparable period in 2003. Gross profit from corporate help desk services increased 45.6% to $10.0 million for the six months ended June 30, 2004, from $6.90 million for the comparable period in 2003. Gross margin (gross profit as a percentage of revenue) from corporate help desk services increased to 26.4% for the six months ended June 30, 2004, from 21.2% for the comparable period in 2003. The increase in revenue and gross profit was primarily due to increased business with new and existing customers in Europe and realization of the aforementioned operational efficiencies and cost savings. Our international revenue from corporate help desk services was also positively affected by the strengthening of European currencies relative to the U.S. dollar. If revenue in Europe for the six months ended June 30, 2004 were translated into U.S. dollars at the average exchange rates for the comparable period in 2003, reported revenue would have been reduced by approximately $1.80 million for the six months ended June 30, 2004. Since most of the Company's international operating expenses are also incurred in foreign currencies, the net impact of exchange rate fluctuations on gross profit and operating income is considerably less than the estimated impact on revenue.

Under our contract with Ford Motor Company ("Ford") for its global help desk, we provide corporate help desk services on a fixed-price-per-seat basis. Our current contract with Ford will require us to reduce the price of our services on a per-seat basis prospectively beginning in August 2004. The contract also provides for an adjustment to the number of seats that we are compensated for supporting at Ford, adjusted up or down and applied prospectively beginning in August 2004. The combination of these two events is expected to result in a decrease in revenue of up to $2 million over the twelve months ending July 31, 2005. The combination of a reduced price per seat and reduced number of seats being supported will reduce our gross profit as we will not be able to completely offset the reduction in revenue with a reduction in costs. While we cannot currently estimate the impact on our gross profit and gross margin, we expect to offset a portion of the reduction in gross profit through additional business from Ford and our management of costs. We estimate that the impact on our overall gross margin will not be significant; however, we can give no assurances in this regard.

Last, we successfully established call center operations in Bucharest, Romania and began providing support services in the French, English, Spanish, Italian, and German languages in April 2004. Our net loss in Romania totaled $730,000 for the six months ended June 30, 2004, which is consistent with our expectations at current operating levels. Our profitability in Romania will improve as we increase the volume of work performed for new customers and begin to realize operational efficiencies from offering a blended solution with our operations in Belgium.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003


                                                      THREE MONTHS ENDED JUNE 30,
                                                     ------------------------------      INCREASE            %
                                                         2004             2003          (DECREASE)         CHANGE
                                                     -------------    -------------    -------------       -------
                                                                     (In thousands)
REVENUE
Corporate services:
    Corporate help desk services..................   $      18,976    $      16,457    $       2,519        15.3%
    Systems integration...........................           9,384            2,144            7,240       337.7%
    Technical staffing............................           1,957            2,412             (455)      (18.9)%
    Training programs.............................             171              243              (72)      (29.6)%
                                                     -------------    -------------    -------------
Total corporate services..........................          30,488           21,256            9,232        43.4%
Leasing operations................................             197              660             (463)      (70.2)%
                                                     -------------    -------------    -------------
Total revenue.....................................   $      30,685    $      21,916    $       8,769        40.0%
                                                     =============    =============    =============

Revenue from corporate help desk services increased 15.3% to $19.0 million for the three months ended June 30, 2004, from $16.5 million for the comparable period in 2003, primarily due to additional business from new and existing customers in Europe and the strengthening of the euro, British pound sterling, and Swedish kroner relative to the U.S. dollar. Revenue from systems integration services increased 337.7% to $9.38 million for the three months ended June 30, 2004, from $2.14 million for the comparable period in 2003, due to our acquisition of DSC and A.N.E. and additional business from existing customers. Excluding revenue contributed by DSC and A.N.E., systems integration revenue increased 28.3% to $2.75 million for the three months ended June 30, 2004, from the comparable period in 2003. Revenue from technical staffing services decreased 18.9% to $1.96 million for the three months ended June 30, 2004, from $2.41 million for the comparable period in 2003, primarily due to price concessions granted to Ford during the second half of 2003 and staffing reductions, which were only partially offset by additional business received from Ford in Europe.

Revenue from leasing operations decreased 70.2% to $197,000 for the three months ended June 30, 2004, from $660,000 for the comparable period in 2003. The decline in leasing operations revenue was the result of our decision in March 2000 to discontinue actively seeking new leasing business and to commence the wind down of our lease portfolio. The trend of reduced revenue from our leasing operations will continue over the next year depending on the size and duration of renewals.

Revenue generated in the United States increased 37.7% to $21.3 million for the three months ended June 30, 2004, from $15.4 million for the comparable period in 2003, primarily due to our acquisition of DSC. Excluding revenue contributed by DSC and our leasing operations, revenue generated in the United States increased 2.1% to $15.1 million for the three months ended June 30, 2004, from the comparable period in 2003, primarily due additional business from new and existing customers, partially offset by price concessions granted to existing customers in the second half of 2003 and reduced volumes from established and stable help desks.

Revenue generated in Europe increased 45.6% to $9.42 million for the three months ended June 30, 2004, from $6.47 million for the comparable period in 2003, primarily due to growth in business at our Belgian and Swedish subsidiaries, our acquisition of A.N.E., and the strengthening of European currencies relative to the U.S. dollar. Excluding revenue contributed by A.N.E., revenue generated in Europe increased 35.4% to $8.76 million for the three months ended June 30, 2004, from the comparable period in 2003. If revenue in Europe for the three months ended June 30, 2004 were translated at the average exchange rate for the comparable period in 2003, reported revenue would have been reduced by approximately $573,000 for the three months ended June 30, 2004. Revenue from our Belgian operation increased 44.8% to $5.83 million for the three months ended June 30, 2004, from $4.03 million for the comparable period in 2003, primarily due to additional business from new and existing customers, the strengthening of the euro relative to the U.S. dollar, and our acquisition of A.N.E. Excluding revenue contributed by A.N.E., revenue generated in Belgium increased 28.5% to $5.17 million for the three months ended June 30, 2004, from the comparable period in 2003. If revenue in Belgium for the three months ended June 30, 2004 were translated at the average exchange rate for the comparable period in 2003, reported revenue would have been reduced by approximately $293,000 for the three months ended June 30, 2004.

                                                      THREE MONTHS ENDED JUNE 30,
                                                     ------------------------------      INCREASE            %
                                                         2004             2003          (DECREASE)         CHANGE
                                                     -------------    -------------    -------------      -------
                                                                     (In thousands)
GROSS PROFIT (LOSS)
Corporate services:
    Corporate help desk services..................   $       5,098    $       3,300    $       1,798        54.5%
    Systems integration...........................           2,391              521            1,870       358.9%
    Technical staffing............................             451              516              (65)      (12.6)%
    Training programs.............................              56               41               15        36.6%
                                                     -------------    -------------    -------------
Total corporate services..........................           7,996            4,378            3,618        82.6%
Leasing operations................................              63           (1,319)           1,382      (104.8)%
                                                     -------------    -------------    -------------
Total gross profit................................   $       8,059    $       3,059    $       5,000       163.5%
                                                     =============    =============    =============

Gross profit from corporate help desk services increased 54.5% to $5.10 million for the three months ended June 30, 2004, from $3.30 million for the comparable period in 2003. Gross margin from corporate help desk services increased to 26.9% for the three months ended June 30, 2004, from 20.1% for the comparable period in 2003. The increase in gross profit dollars and gross margin was primarily due to realization of the aforementioned operational efficiencies from re-aligning our cost structure and expanding our help desk capabilities in Belgium, and increased business with new and existing customers. Gross profit from systems integration services increased 358.9% to $2.39 million for the three months ended June 30, 2004, from $521,000 for the comparable period in 2003. Gross margin from systems integration services increased to 25.5% for the three months ended June 30, 2004, from 24.3% for the comparable period in 2003. The increase in gross profit dollars was primarily due to our acquisitions of DSC and A.N.E. Excluding the gross profit contributed by DSC and A.N.E., gross profit increased 39.3% to $726,000 and gross margin increased to 26.4% for the three months ended June 30, 2004, from the comparable period in 2003. Gross profit and gross margin from DSC and A.N.E. were $1.66 million and 25.1%, respectively, for the three months ended June 30, 2004. Gross profit from technical staffing decreased 12.6% to $451,000 for the three months ended June 30, 2004, from $516,000 for the comparable period in 2003, which is consistent with the decrease in technical staffing revenue.

Gross profit from leasing operations increased to $63,000 for the three months ended June 30, 2004, from a gross loss of $(1.32) million for the comparable period in 2003, primarily due to charges of $1.32 million for the write-down of off-lease equipment inventories and assets under lease in 2003. During 2003, we determined that we would not be able to obtain the value previously expected from the sale of off-lease equipment inventories due to a significant decline in the fair market value of the equipment in the secondary market.


                                                      THREE MONTHS ENDED JUNE 30,
                                                     -------------------------------      INCREASE            %
                                                         2004             2003           (DECREASE)        CHANGE
                                                     -------------    -------------    --------------     --------
                                                                     (In thousands)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense......   $       6,249    $       5,272    $         977        18.5%
Net interest income...............................   $         123    $         278    $        (155)      (55.8)%
Foreign currency transaction gain (loss)..........   $         (17)   $         311    $        (328)     (105.5)%
Income tax provision..............................   $         839    $        (200)   $       1,039      (519.5)%

Selling, general, and administrative expense increased 18.5% to $6.25 million, or 20.4% of total revenue, for the three months ended June 30, 2004, from $5.27 million, or 24.1% of total revenue, for the comparable period in 2003, primarily due to our acquisition of DSC and A.N.E. and expense related to the Company's incentive compensation plans. Excluding revenue and expenses contributed by DSC and A.N.E., selling, general, and administrative expense increased $34,000 to $5.31 million, or 22.1% of total revenue, for the three months ended June 30, 2004. Excluding DSC and A.N.E., expenses have increased to support revenue growth and expansion in Romania, but expenses as a percentage of revenue have decreased due to efforts to control costs in all areas of the Company. Under the Company's incentive compensation plans which were effective January 1, 2004, certain members of management are entitled to bonuses if specific revenue and operating income targets are met for 2004. Under these plans, we accrued $212,000 of expense for the three months ended June 30, 2004, of which $142,000 was accrued to selling, general, and administrative expense and $70,000 was accrued to cost of services delivered.

Net interest income decreased to $123,000 for the three months ended June 30, 2004, from $278,000 for the comparable period in 2003, due to higher average cash balances maintained in 2003.

Foreign currency transaction gain (loss) decreased to a loss of $(17,000) for the three months ended June 30, 2004, from a gain of $311,000 for the comparable period in 2003, primarily due to the U.S. dollar strengthening since December 31, 2003 relative to the euro and British pound sterling whereas the U.S. dollar weakened relative to the euro and pound sterling in the three months ended June 30, 2003.

The consolidated effective tax rate in 2004 and 2003 differs from the statutory tax rate of 34% primarily due to providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain tax jurisdictions.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003


                                                       SIX MONTHS ENDED JUNE 30,
                                                     ------------------------------       INCREASE            %
                                                         2004             2003           (DECREASE)         CHANGE
                                                     -------------    -------------    --------------      --------
                                                                     (In thousands)
REVENUE
Corporate services:
    Corporate help desk services..................   $      38,015    $      32,466    $       5,549        17.1%
    Systems integration...........................          18,345            4,282           14,063       328.4%
    Technical staffing............................           3,986            4,778             (792)      (16.6)%
    Training programs.............................             307              461             (154)      (33.4)%
                                                     -------------    -------------    -------------
Total corporate services..........................          60,653           41,987           18,666        44.5%
Leasing operations................................             302            1,692           (1,390)      (82.2)%
                                                     -------------    -------------    -------------
Total revenue.....................................   $      60,955    $      43,679    $      17,276        39.6%
                                                     =============    =============    =============

Revenue from corporate help desk services increased 17.1% to $38.0 million for the six months ended June 30, 2004, from $32.5 million for the comparable period in 2003, primarily due to additional business from new and existing customers in Europe and the strengthening of the euro, British pound sterling, and Swedish kroner relative to the U.S. dollar. Revenue from systems integration services increased 328.4% to $18.3 million for the six months ended June 31, 2004, from $4.28 million for the comparable period in 2003, due to our acquisitions of DSC and A.N.E. and additional business from existing customers in the second quarter. Excluding revenue contributed by DSC and A.N.E., systems integration revenue increased 13.7% to $4.87 million for the six months ended June 30, 2004, from the comparable period in 2003. Revenue from technical staffing services decreased 16.6% to $3.99 million for the six months ended June 30, 2004, from $4.78 million for the comparable period in 2003, primarily due to price concessions granted to Ford during the second half of 2003 and staffing reductions, which were only partially offset by additional business received from Ford in Europe.

Revenue from leasing operations decreased 82.2% to $302,000 for the six months ended June 30, 2004, from $1.69 million for the comparable period in 2003. The decline in leasing operations revenue was the result of our decision in March 2000 to discontinue actively seeking new leasing business and to commence the wind down of our lease portfolio. The trend of reduced revenue from our leasing operations will continue over the next year depending on the size and duration of renewals.

Revenue generated in the United States increased 35.6% to $42.8 million for the six months ended June 30, 2004, from $31.5 million for the comparable period in 2003, due to our acquisition of DSC. Excluding revenue contributed by DSC and our leasing operations, revenue generated in the United States decreased 0.6% to $29.7 million for the six months ended June 30, 2004, from $29.9 million for the comparable period in 2003.

Revenue generated in Europe increased 49.7% to $18.2 million for the six months ended June 30, 2004, from $12.1 million for the comparable period in 2003, primarily due to growth in business at our Belgian and Swedish subsidiaries, our acquisition of A.N.E., and the strengthening of European currencies relative to the U.S. dollar. Excluding revenue contributed by A.N.E., revenue generated in Europe increased 44.3% to $17.5 million for the six months ended June 30, 2004, from the comparable period in 2003. If revenue in Europe for the six months ended June 30, 2004 were translated at the average exchange rate for the comparable period in 2003, reported revenue would have been reduced by approximately $1.80 million for the six months ended June 30, 2004. Revenue from our Belgian operation increased 48.4% to $11.0 million for the six months ended June 30, 2004, from $7.39 million for the comparable period in 2003, primarily due to additional business from new and existing customers, our acquisition of A.N.E., and the strengthening of the euro relative to the U.S. dollar. Excluding revenue contributed by A.N.E., revenue generated in Belgium increased 39.5% to $10.3 million for the six months ended June 30, 2004, from the comparable period in 2003. If revenue in Belgium for the six months ended June 30, 2004 were translated at the average exchange rate for the comparable period in 2003, reported revenue would have been reduced by approximately $1.03 million for the six months ended June 30, 2004.

                                                        SIX MONTHS ENDED JUNE 30,
                                                     ------------------------------       INCREASE            %
                                                         2004             2003           (DECREASE)        CHANGE
                                                     -------------    -------------    -------------      --------
                                                                     (In thousands)
GROSS PROFIT (LOSS)
Corporate services:
    Corporate help desk services..................   $      10,041    $       6,895    $       3,146        45.6%
    Systems integration...........................           4,200            1,078            3,122       289.6%
    Technical staffing............................             841            1,015             (174)      (17.1)%
    Training programs.............................              71               80               (9)      (11.3)%
                                                     -------------    -------------    -------------
Total corporate services..........................          15,153            9,068            6,085        67.1%
Leasing operations................................              58           (1,350)           1,408      (104.3)%
                                                     -------------    -------------    -------------
Total gross profit................................   $      15,211    $       7,718    $       7,493       103.0%
                                                     =============    =============    =============

Gross profit from corporate help desk services increased 45.6% to $10.0 million for the six months ended June 30, 2004, from $6.90 million for the comparable period in 2003. Gross margin from corporate help desk services increased to 26.4% for the six months ended June 30, 2004, from 21.2% for the comparable period in 2003. The increase in gross profit dollars and gross margin was primarily due to realization of the aforementioned operational efficiencies and cost savings from re-aligning our cost structure and expanding our help desk capabilities in Belgium, and increased business with new and existing customers. Gross profit from systems integration services increased 289.6% to $4.20 million for the six months ended June 30, 2004, from $1.08 million for the comparable period in 2003. Gross margin from systems integration services decreased to 22.9% for the six months ended June 30, 2004, from 25.2% for the comparable period in 2003. The increase in gross profit dollars and decrease in gross margin was primarily due to our acquisitions of DSC and A.N.E. Excluding the gross profit contributed by DSC and A.N.E., gross profit increased 18.5% to $1.28 million and gross margin increased to 26.2% for the six months ended June 30, 2004, from the comparable period in 2003. Gross profit and gross margin from DSC and A.N.E. were $2.92 million and 21.7%, respectively, for the six months ended June 30, 2004. Gross profit from technical staffing decreased 17.1% to $841,000 for the six months ended June 30, 2004, from $1.02 million for the comparable period in 2003, which is consistent with the decrease in technical staffing revenue.

Gross profit from leasing operations increased to $58,000 for the six months ended June 30, 2004, from a gross loss of $(1.35) million for the comparable period in 2003, primarily due to charges of $1.32 million for the write-down of off-lease equipment inventories and assets under lease in 2003. During 2003, we determined that we would not be able to obtain the value previously expected from the sale of off-lease equipment inventories due to a significant decline in the fair market value of the equipment in the secondary market.

                                                       SIX MONTHS ENDED JUNE 30,
                                                     ------------------------------       INCREASE            %
                                                         2004             2003           (DECREASE)        CHANGE
                                                     -------------    -------------    -------------      --------
                                                                     (In thousands)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense......   $      12,212    $       9,927    $       2,285        23.0%
Net interest income...............................   $         289    $         487    $        (198)      (40.7)%
Foreign currency transaction gain (loss)..........   $        (217)   $         363    $        (580)     (159.8)%
Income tax provision..............................   $       1,371    $           6    $       1,365         n/a

Selling, general, and administrative expense increased 23.0% to $12.2 million, or 20.0% of total revenue, for the six months ended June 30, 2004, from $9.93 million, or 22.7% of total revenue, for the comparable period in 2003, primarily due to our acquisition of DSC and A.N.E. and expense related to the Company's incentive compensation plans. Excluding revenue and expenses contributed by DSC and A.N.E., selling, general, and administrative expense increased 4.5% to $10.4 million, or 21.9% of total revenue, for the six months ended June 30, 2004. Excluding DSC and A.N.E., expenses have increased to support revenue growth and expansion in Romania, but expenses as a percentage of revenue have decreased due to efforts to control costs in all areas of the Company.

Under the Company's incentive compensation plans which were effective January 1, 2004, certain members of management are entitled to bonuses if specific revenue and operating income targets are met for 2004. Under these plans, we accrued $337,000 of expense for the six months ended June 30, 2004, of which $252,000 was accrued to selling, general, and administrative expense and $85,000 was accrued to cost of services delivered.

Net interest income decreased to $289,000 for the six months ended June 30, 2004, from $487,000 for the comparable period in 2003, due to higher average cash balances maintained in 2003.

Foreign currency transaction gain (loss) decreased to a loss of $(217,000) for the six months ended June 30, 2004, from a gain of $363,000 for the comparable period in 2003, primarily due to the U.S. dollar strengthening since December 31, 2003 relative to the euro, British pound sterling, and Swedish kroner whereas the U.S. dollar weakened relative to the euro, pound sterling, and Swedish kroner in the six months ended June 30, 2003.

The consolidated effective tax rate in 2004 and 2003 differs from the statutory tax rate of 34% primarily due to providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $35.7 million at June 30, 2004, as compared to $35.2 million at December 31, 2003. During the six months ended June 30, 2004, cash and cash equivalents increased $471,000 primarily due to $5.57 million in cash provided by operations and $423,000 in proceeds from the exercise of stock options offset by $2.74 million in cash used to repurchase 350,000 shares of our common stock under our stock repurchase program, $831,000 in cash used to acquire A.N.E., $205,000 in cash used to pay expenses related to our acquisition of DSC, $902,000 in cash used for capital expenditures, and $949,000 in payments on long-term debt primarily related to notes payable acquired in our acquisitions of DSC and A.N.E.

A significant source of operating cash flow of $5.57 million for the six months ended June 30, 2004 was generated by net income of $1.70 million and non-cash charges for depreciation and amortization of $2.12 million. An additional source of operating cash flow resulted from increased working capital as current liabilities less notes payable increased $1.58 million whereas current assets only increased $288,000.

In February 2004, we announced a new stock repurchase program to repurchase up to 1,000,000 shares of the Company's common stock. Under this program, we purchased 350,000 shares of our common stock from a director of the Company and his immediate family for $7.84 per share, inclusive of sales commission expense, during the first quarter of 2004. There were no stock repurchases in the second quarter of 2004.

Long-term cash requirements, other than for normal operating expenses, are anticipated for the continued expansion in Europe, enhancements of existing technologies, possible repurchases of our common stock, additional consideration that is payable to the selling shareholders of DSC and A.N.E. if specific performance conditions and operating targets are met in 2004-2007, and the possible acquisition of businesses complementary to the Company's existing business. We believe that positive cash flows from operations, together with existing cash balances, will continue to be sufficient to meet our ongoing requirements for working capital, capital expenditures, and possible stock repurchases for the next twelve months and foreseeable future. We have historically not paid dividends.

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

During the first quarter of 2004, the Company converted its accounting and financial reporting system in Europe, with the exception of Romania, to a pre-existing common information technology platform that had been deployed in the United States in prior periods. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003. As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer of the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the CEO, CFO, and CAO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

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

ITEM 2 -- CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company purchased shares of its common stock during the six months ended June 30, 2004 as follows:

                                                                                      TOTAL NUMBER        MAXIMUM
                                                                                       OF SHARES         NUMBER OF
                                                                                       PURCHASED        SHARES THAT
                                                                                       AS PART OF       MAY YET BE
                                                     TOTAL NUMBER       AVERAGE         PUBLICLY         PURCHASED
                                                      OF SHARES        PRICE PAID       ANNOUNCED         UNDER THE
                    PERIOD                            PURCHASED        PER SHARE        PROGRAMS          PROGRAMS
----------------------------------------------       ------------      ----------     ------------      -----------
January 1, 2004 to January 31, 2004                         --              --               --                --
February 1, 2004 to February 29, 2004                  350,000(a)        $7.84          350,000(a)        650,000(a)
March 1, 2004 to March 31, 2004                             --              --               --           650,000
April 1, 2004 to April 30, 2004                             --              --               --           650,000
May 1, 2004 to May 31, 2004                                 --              --               --           650,000
June 1, 2004 to June 30, 2004                               --              --               --           650,000

(a) A stock repurchase program to repurchase up to 1,000,000 shares of the Company's common stock was announced on February 18, 2004. The program expires on January 27, 2005.

ITEM 4  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 12, 2004. The holders of 7,392,619 shares of the Company's common stock and 689,656 shares of the Company's Series A senior convertible preferred stock were present in person or by proxy, representing attendance by at least 87.7% of the outstanding shares eligible to vote. The following is a summary of the matters voted on at that meeting.

      (a) The following persons were elected to the Company's Board of Directors. The number of shares cast favor and withheld were as follows:

Name                                      For             Withheld
-----------------------                ---------         ---------
Kim A. Cooper                          7,492,141         1,452,355
William F. Coyro, Jr.                  7,857,696         1,087,146
G. Ted Derwa                           7,866,034         1,077,446
Peter T. Kross                         7,694,085         1,202,859
Conrad L. Mallett, Jr.                 7,660,857         1,236,087
Wallace D. Riley                       6,760,202         2,130,170
Gregory C. Smith                       7,836,080         1,108,814
Richard G. Somerlott                   7,928,600           912,079
Ronald T. Wong                         7,850,563         1,089,686

      (b)   Ratification of Ernst & Young as independent auditors:

                                          For             Against

                                       8,813,030          131,580

      (c)   Approval of TechTeam Global, Inc. 2004 Incentive Stock and Awards
            Plan:

                                          For             Against

                                       2,985,780         2,220,874

ITEM 6  --  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

      31.2  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

      31.3  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

      32.1  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

      32.2  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

      32.3  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

(b) Reports on Form 8-K

      (i) Announcement of the Company's earnings for the first quarter of 2004, filed on April 29, 2004.

      (ii) Announcement of the re-election of Kim A. Cooper as Chairman of the Board on May 12, 2004, and the acquisition of Advanced Network Engineering NV/SA on May 13, 2004, filed on May 14, 2004.

      (iii) Announcement of a presentation to financial analysts posted to the Company's website, filed on June 1, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TechTeam Global, Inc.
                                        (Registrant)

                                    /s/ William F. Coyro, Jr.
                                    --------------------------------------------
    Date: August 6, 2004            By: William F. Coyro, Jr.
                                        President and Chief Executive Officer

                                    /s/ David W. Morgan
                                    --------------------------------------------
    Date: August 6, 2004            By: David W. Morgan
                                        Vice President, Chief Financial Officer,
                                        and Treasurer

                                    /s/ Marc J. Lichtman
                                    --------------------------------------------
    Date: August 6, 2004            By: Marc J. Lichtman
                                        Vice President and Chief Accounting
                                        Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION

      31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002

      31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002

      31.3    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002

      32.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002

      32.2    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002

      32.3    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002