Form 10-Q
period 2004-09-30
TECHTEAM GLOBAL INC
filed 2004-11-05
CIK 805054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

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

The number of shares of the registrant's common stock outstanding at October 29, 2004 was 8,710,437.

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                                    PAGE
                                                                                                                   NUMBER
                                                                                                                   ------
PART I -- FINANCIAL INFORMATION

ITEM 1

        Condensed Consolidated Statements of Operations -- Three and Nine Months Ended
                September 30, 2004 and 2003                                                                              3

        Condensed Consolidated Statements of Financial Position -- As of September 30, 2004
                and December 31, 2003                                                                                4 - 5

        Condensed Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 2004 and 2003                 6

        Notes to the Condensed Consolidated Financial Statements                                                    7 - 14

ITEM 2

        Management's Discussion and Analysis of Financial Condition and Results of Operations                      15 - 23

ITEM 3

        Quantitative and Qualitative Disclosures About Market Risk                                                      24

ITEM 4

        Controls and Procedures                                                                                         24

PART II -- OTHER INFORMATION

ITEM 1

        Legal Proceedings                                                                                               25

ITEM 2

        Unregistered Sales of Equity Securities and Use of Proceeds                                                     25

ITEM 6

        Exhibits                                                                                                        25

SIGNATURES                                                                                                              26

EXHIBITS

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                      (In thousands, except per share data)

                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                              --------------------    --------------------
                                                                2004        2003        2004        2003
                                                              --------    --------    --------    --------
REVENUE
      Corporate services
           Corporate help desk services ...................   $ 19,274    $ 17,211    $ 57,289    $ 49,677
           Professional services/systems integration ......     12,837       2,242      31,176       6,524
           Technical staffing .............................      1,781       2,233       5,767       7,011
           Training programs ..............................        133         213         440         674
                                                              --------    --------    --------    --------
      Total corporate services ............................     34,025      21,899      94,672      63,886
      Leasing operations ..................................         94         409         397       2,101
                                                              --------    --------    --------    --------
TOTAL REVENUE .............................................     34,119      22,308      95,069      65,987

COST OF SERVICES DELIVERED
      Cost of corporate services ..........................     26,134      17,305      71,635      50,225
      Cost of leasing operations ..........................         60         752         304       3,793
                                                              --------    --------    --------    --------
TOTAL COST OF SERVICES DELIVERED ..........................     26,194      18,057      71,939      54,018
                                                              --------    --------    --------    --------

GROSS PROFIT ..............................................      7,925       4,251      23,130      11,969
Selling, general, and administrative expense ..............      5,781       4,703      17,986      14,630
                                                              --------    --------    --------    --------
OPERATING INCOME (LOSS) ...................................      2,144        (452)      5,144      (2,661)
                                                              --------    --------    --------    --------
OTHER INCOME (EXPENSE)
      Interest income, net ................................        175         388         464         875
      Foreign currency transaction gain (loss) ............        (50)         86        (268)        449
                                                              --------    --------    --------    --------
TOTAL OTHER INCOME ........................................        125         474         196       1,324
                                                              --------    --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES .........................      2,269          22       5,340      (1,337)
Income tax provision ......................................        751         453       2,122         459
                                                              --------    --------    --------    --------

NET INCOME (LOSS) .........................................   $  1,518    $   (431)   $  3,218    $ (1,796)
                                                              ========    ========    ========    ========

BASIC EARNINGS (LOSS) PER SHARE ...........................   $   0.18    $  (0.04)   $   0.37    $  (0.18)
                                                              ========    ========    ========    ========

DILUTED EARNINGS (LOSS) PER SHARE .........................   $   0.16    $  (0.04)   $   0.34    $  (0.18)
                                                              ========    ========    ========    ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      AND COMMON SHARE EQUIVALENTS OUTSTANDING
      Basic ...............................................      8,636       9,723       8,640       9,975
      Net effect of dilutive stock options ................        268          --         224          --
      Effect of redeemable convertible preferred stock ....        690          --         690          --
                                                              --------    --------    --------    --------
      Diluted .............................................      9,594       9,723       9,554       9,975
                                                              ========    ========    ========    ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                 (In thousands)

                                                                            SEPTEMBER 30, DECEMBER 31,
                                ASSETS                                          2004         2003
                                ------                                      ------------- ------------
                                                                            (Unaudited)
CURRENT ASSETS
      Cash and cash equivalents ...........................................   $40,103       $35,195
      Accounts receivable -- corporate services (less allowances of
           $705 at September 30, 2004 and $637 at December 31, 2003) ......    24,527        22,434
      Accounts receivable -- leasing (less allowances of $738 at
           September 30, 2004 and $740 at December 31, 2003) ..............       116           713
      Prepaid expenses and other ..........................................     2,296         1,696
      Deferred income taxes ...............................................        76           562
                                                                              -------       -------
      TOTAL CURRENT ASSETS ................................................    67,118        60,600

PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
      Computer equipment and office furniture .............................    21,819        20,610
      Purchased software ..................................................    11,291        11,093
      Leasehold improvements ..............................................     4,580         4,522
      Transportation equipment ............................................       316           269
                                                                              -------       -------
                                                                               38,006        36,494
      Less -- Accumulated depreciation and amortization ...................    29,732        26,590
                                                                              -------       -------
      NET PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE .....................     8,274         9,904

OTHER ASSETS
      Intangible assets, net ..............................................     3,750         3,634
      Goodwill ............................................................     2,743         2,099
      Deferred income taxes ...............................................        75           862
      Other ...............................................................       290           601
                                                                              -------       -------
      TOTAL OTHER ASSETS ..................................................     6,858         7,196
                                                                              -------       -------
TOTAL ASSETS ..............................................................   $82,250       $77,700
                                                                              =======       =======

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (continued)

               (In thousands, except share and per share amounts)

                                                                                       SEPTEMBER 30, DECEMBER 31,
                        LIABILITIES AND SHAREHOLDERS' EQUITY                               2004          2003
                        ------------------------------------                           ------------  ------------
                                                                                       (Unaudited)
CURRENT LIABILITIES
      Notes payable ..................................................................   $    91       $   906
      Accounts payable ...............................................................     3,008         2,785
      Accrued payroll, related taxes, and withholdings ...............................     7,280         4,692
      Accrued expenses ...............................................................     1,303         1,471
      Accrued income taxes ...........................................................       822           922
      Deferred revenue ...............................................................     1,600           746
                                                                                         -------       -------
      TOTAL CURRENT LIABILITIES ......................................................    14,104        11,522

LONG-TERM LIABILITIES ................................................................       332           408

REDEEMABLE CONVERTIBLE PREFERRED STOCK, 5,000,000 shares authorized, 689,656 shares issued and outstanding; liquidation preference of
      $5,000 at September 30, 2004 and December 31, 2003 .............................     5,000         5,000

SHAREHOLDERS' EQUITY
      Common stock, par value $0.01, 45,000,000 shares authorized, 8,710,437 and
           8,817,265 shares issued and outstanding at
           September 30, 2004 and December 31, 2003, respectively ....................        87            88
      Additional paid-in capital .....................................................    58,587        59,932
      Retained earnings ..............................................................     3,286            68
      Accumulated other comprehensive income -- cumulative foreign
           currency translation adjustment ...........................................       854           682
                                                                                         -------       -------
      TOTAL SHAREHOLDERS' EQUITY .....................................................    62,814        60,770
                                                                                         -------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................................   $82,250       $77,700
                                                                                         =======       =======

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (In thousands)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                                2004              2003
                                                                              --------          --------
OPERATING ACTIVITIES
      Net income (loss) ...................................................   $  3,218          $ (1,796)
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
                Depreciation and amortization .............................      3,348             4,576
                Non-cash expense related to stock options and common
                      stock issued to 401(k) plan and directors ...........        305               105
                Other .....................................................        131             3,421
                Changes in current assets and liabilities .................      2,496            (2,077)
                Changes in long-term assets and liabilities ...............        147               246
                                                                              --------          --------
           Net cash provided by operating activities ......................      9,645             4,475

INVESTING ACTIVITIES
      Purchase of property, equipment and software ........................     (1,252)           (3,840)
      Cash paid for acquisitions, net of cash acquired ....................     (1,036)               --
      Sale of marketable securities available for sale ....................         --             6,492
      Proceeds from disposal of property and equipment ....................         --                15
                                                                              --------          --------
           Net cash provided by (used in) investing activities ............     (2,288)            2,667

FINANCING ACTIVITIES
      Purchase of Company common stock ....................................     (2,744)           (6,750)
      Payments on long-term borrowings ....................................     (1,045)             (323)
      Proceeds from issuance of common stock ..............................      1,093               461
      Proceeds from issuance of preferred stock ...........................         --             4,817
                                                                              --------          --------
           Net cash used in financing activities ..........................     (2,696)           (1,795)
                                                                              --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ..............        247               336
                                                                              --------          --------

INCREASE IN CASH AND CASH EQUIVALENTS .....................................      4,908             5,683
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................     35,195            39,435
                                                                              --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $ 40,103          $ 45,118
                                                                              ========          ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. ("TechTeam" or the "Company" or "we") in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission Rules and Regulations. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 financial statement presentation.

NOTE 2 -- EARNINGS PER SHARE

Earnings (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options and convertible preferred stock.

During the nine months ended September 30, 2004 and 2003, 508,900 and 721,077 stock options, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were higher than the average market price of the common shares during the respective period. During the nine months ended September 30, 2003, an additional 496,504 stock options and 689,656 outstanding shares of convertible preferred stock were excluded from the computation of diluted earnings per share due to the net loss for the period.

NOTE 3 -- COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. A summary of comprehensive income is as follows:

                                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                    ------------------   -----------------
                                                      2004     2003       2004      2003
                                                    -------   -------    -------   -------
                                                                 (In thousands)
COMPREHENSIVE INCOME (LOSS)
Net income (loss) ...............................   $ 1,518   $  (431)   $ 3,218   $(1,796)
Other comprehensive income (loss)--
      Foreign currency translation adjustment ...       299       (28)       172       335
                                                    -------   -------    -------   -------
Comprehensive income (loss) .....................   $ 1,817   $  (459)   $ 3,390   $(1,461)
                                                    =======   =======    =======   =======

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 4 -- INCOME TAXES

The consolidated effective tax rate in 2004 and 2003 differs from the statutory tax rate of 34% primarily due to providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain foreign tax jurisdictions.

NOTE 5 -- STOCK-BASED COMPENSATION

We account for stock-based compensation awards granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The effect on net income and earnings per share had compensation costs been recognized based on the fair value method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," is as follows:

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                           ---------------------    ---------------------
                                                             2004        2003         2004        2003
                                                           ---------   ---------    ---------   ---------
                                                                            (In thousands)
Reported net income (loss) .............................   $   1,518   $    (431)   $   3,218   $  (1,796)
Add -- total stock-based compensation expense
      included in reported net income, net of tax ......          --           3           --           8
Deduct -- total stock-based compensation expense
      determined under the fair value method for all
      awards, net of tax ...............................        (699)        (72)        (974)       (467)
                                                           ---------   ---------    ---------   ---------
Pro forma net income (loss) ............................   $     819   $    (500)   $   2,244   $  (2,255)
                                                           =========   =========    =========   =========

Basic earnings (loss) per share:
      As reported ......................................   $    0.18   $   (0.04)   $    0.37   $   (0.18)
      Pro forma ........................................   $    0.09   $   (0.05)   $    0.26   $   (0.23)
Diluted earnings (loss) per share:
      As reported ......................................   $    0.16   $   (0.04)   $    0.34   $   (0.18)
      Pro forma ........................................   $    0.09   $   (0.05)   $    0.23   $   (0.23)

The Financial Accounting Standards Board has issued an Exposure Draft, "Share-Based Payment - an Amendment of FASB Statements No. 123 and 95," and is expected to issue a final Statement by December 31, 2004. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement is expected to be effective for the Company for awards that are granted, modified, or settled in periods beginning after June 15, 2005, or the Company's third quarter. As we use the fair value method of accounting under the original provisions of SFAS 123 for pro forma disclosure purposes, we are also required to apply the provisions of this Statement in recognizing compensation cost for any portion of awards granted or modified after December 15, 1994, that are not yet vested at the date this Statement is adopted. Based on the number of non-vested stock options the Company has outstanding at September 30, 2004, adoption of this Statement will not have a material affect on our financial position or operating results.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 -- LINE OF CREDIT

In August 2004, we entered into a revolving line-of-credit agreement with Standard Federal Bank, N.A. whereby the Company may borrow up to $5 million. Outstanding borrowings bear interest at 0.5% and are collateralized by a compensating balance cash deposit required to be held at the bank equal to the amount of any outstanding borrowings. The Company has not borrowed any amounts under this agreement at September 30, 2004. The agreement expires on September 7, 2006.

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

Our reportable operating segments include corporate help desk services, professional services/systems integration (formerly referred to as "systems integration"), technical staffing, and training programs (collectively referred to as "corporate services") and leasing operations.

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

        PROFESSIONAL SERVICES/SYSTEMS INTEGRATION -- this segment provides IT infrastructure (personal computers, printers, phone systems, networks, servers, switches, etc.) support through systems integration, technology deployment, and implementation services from project planning and maintenance to full-scale network server and workstation installations. We offer a wide range of information technology services for the customer, ranging from technology consulting to desk-side support to network monitoring. We also provide full-service IT staff and consulting services to companies to help manage their IT infrastructure.

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 7 -- SEGMENT REPORTING (continued)

Financial information for our operating segments is as follows:

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,            SEPTEMBER 30,
                                                       --------------------    --------------------
                                                         2004        2003        2004        2003
                                                       --------    --------    --------    --------
                                                                        (In thousands)
REVENUE
Corporate services
      Corporate help desk services .................   $ 19,274    $ 17,211    $ 57,289    $ 49,677
      Professional services/systems integration ....     12,837       2,242      31,176       6,524
      Technical staffing ...........................      1,781       2,233       5,767       7,011
      Training programs ............................        133         213         440         674
                                                       --------    --------    --------    --------
Total corporate services ...........................     34,025      21,899      94,672      63,886
Leasing operations .................................         94         409         397       2,101
                                                       --------    --------    --------    --------
Total revenue ......................................   $ 34,119    $ 22,308    $ 95,069    $ 65,987
                                                       ========    ========    ========    ========

GROSS PROFIT (LOSS)
Corporate services:
      Corporate help desk services .................   $  4,898    $  3,522    $ 14,939    $ 10,417
      Professional services/systems integration ....      2,671         600       6,865       1,678
      Technical staffing ...........................        300         436       1,141       1,450
      Training programs ............................         22          36          93         116
                                                       --------    --------    --------    --------
Total corporate services ...........................      7,891       4,594      23,038      13,661
Leasing operations .................................         34        (343)         92      (1,692)
                                                       --------    --------    --------    --------
Total gross profit .................................      7,925       4,251      23,130      11,969
Selling, general, and administrative expense .......     (5,781)     (4,703)    (17,986)    (14,630)
Interest income, net ...............................        175         388         464         875
Foreign currency transaction gain (loss) ...........        (50)         86        (268)        449
                                                       --------    --------    --------    --------
Income (loss) before income taxes ..................   $  2,269    $     22    $  5,340    $ (1,337)
                                                       ========    ========    ========    ========

We attribute revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue by geographic area is presented below:

                          THREE MONTHS ENDED   NINE MONTHS ENDED
                             SEPTEMBER 30,        SEPTEMBER 30,
                          -------------------  -----------------
                            2004       2003      2004     2003
                           -------   -------   -------   -------
                                     (In thousands)
REVENUE
United States ..........   $23,297   $14,993   $66,080   $46,537
Europe:
      Belgium ..........     7,663     4,574    18,631    11,965
      United Kingdom ...     1,272     1,326     4,263     3,949
      Other ............     1,887     1,415     6,095     3,536
                           -------   -------   -------   -------
Total Europe ...........    10,822     7,315    28,989    19,450
                           -------   -------   -------   -------
Total revenue ..........   $34,119   $22,308   $95,069   $65,987
                           =======   =======   =======   =======

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 7 -- SEGMENT REPORTING (continued)

We provide corporate services for major companies on an international scale. Revenue from customers that comprise 10% or greater of our total revenue in any period presented are as follows:

                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                               SEPTEMBER 30,        SEPTEMBER 30,
                                            -------------------   -----------------
                                             2004       2003       2004       2003
                                             ----       ----       ----       ----
Ford Motor Company ....................      33.8%      46.6%      37.9%      49.6%
United States Department of Defense ...       9.7%        --       10.5%        --
DaimlerChrysler .......................       7.4%      13.0%       8.6%      14.1%
                                             ----       ----       ----       ----
Total .................................      50.9%      59.6%      57.0%      63.7%
                                             ====       ====       ====       ====

NOTE 8 -- CONTINGENCIES

DIGITAL SUPPORT CORPORATION:

TechTeam acquired 100% of the outstanding capital stock of Digital Support Corporation ("DSC") on December 31, 2003. DSC provides services to various departments within the United States Department of Defense ("DoD"). A Facility Security Clearance ("FSC") is required as a condition for DSC to perform its services for the DoD. As the acquiring entity, TechTeam also needs to obtain an FSC or negate any foreign ownership, control, or influence that could impair our ability to obtain an FSC. We have applied for an FSC, but as of the date of the filing of this document, we have not received a response from the DoD. It is reasonably possible that we will not be deemed eligible for an FSC due to the beneficial ownership of over 5% of our capital stock by ChrysCapital II, LLC, a Mauritius entity ("ChrysCapital"), and ChrysCapital's right to appoint a member of our Board of Directors. We have applied to the DoD for a Security Control Agreement ("SCA") between DSC and the DoD in order to negate the foreign interest. The SCA, if approved, would negate the impact of the foreign interest without affecting TechTeam's ability to integrate DSC into the TechTeam group of companies.

LEGAL PROCEEDINGS:

The Company is a party to various legal proceedings that are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on our liquidity, financial condition, or results of operations, although no assurances can be given in this regard.

NOTE 9 -- ACQUISITIONS

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 -- ACQUISITIONS (continued)

A.N.E. is an information technology services and solutions company headquartered in Gent, Belgium, that provides software application, network, and systems integration services to various global, pan-European, and Belgian customers. The acquisition of A.N.E. will complement our subsidiary in Belgium, which primarily provides corporate help desk services. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of A.N.E. are included in the consolidated operating results of TechTeam since the acquisition date. Goodwill and other intangible assets acquired totaled
(euro)810,000 ($961,000 at May 13, 2004). Of this amount, other intangible assets totaled (euro)378,000 ($449,000 at May 13, 2004) and consist of customer relationship assets, which are being amortized on a straight-line basis over their estimated useful life of six years. A.N.E. has been assigned to our professional services/systems integration operating segment. Subsequent to the acquisition, A.N.E.'s name has been changed to TechTeam A.N.E. NV/SA.

The following table summarizes the allocation of the initial purchase price at May 13, 2004:

                                                           AMOUNT
                                                        --------------
                                                        (In thousands)
Customer relationship assets ........................      $   449
Goodwill ............................................          512
Property, equipment and software ....................           72
Other current and non-current assets, net of cash
      acquired of $128 ..............................        1,367
Accounts payable and accrued liabilities assumed ....       (1,117)
Accrued purchase price ..............................         (261)
Notes payable assumed ...............................         (191)
                                                           -------
Net cash used .......................................      $   831
                                                           =======

The unaudited pro forma condensed consolidated results of operations for the nine months ended September 30, 2004, and the three and nine months ended September 30, and 2003 are presented below as though A.N.E. had been acquired on January 1, 2003.

                                       THREE MONTHS   NINE MONTHS ENDED
                                           ENDED        SEPTEMBER 30,
                                       SEPTEMBER 30, -------------------
                                           2003        2004      2003
                                       ------------- --------   --------
                                                 (In thousands)
Revenue
      As reported ..................     $ 22,308    $ 95,069   $ 65,987
      Pro forma ....................     $ 23,615    $ 97,593   $ 69,659
Net income (loss)
      As reported ..................     $   (431)   $  3,218   $ (1,796)
      Pro forma ....................     $   (506)   $  3,205   $ (1,879)
Diluted earnings (loss) per share
      As reported ..................     $  (0.04)   $   0.34   $  (0.18)
      Pro forma ....................     $  (0.05)   $   0.34   $  (0.19)

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 -- ACQUISITIONS (continued)

DIGITAL SUPPORT CORPORATION:

TechTeam acquired 100% of the outstanding capital stock of DSC on December 31, 2003. The unaudited pro forma condensed consolidated results of operations for the three and nine months ended September 30, 2003 are presented below as though DSC had been acquired on January 1, 2003.

                             THREE            NINE
                            MONTHS           MONTHS
                             ENDED            ENDED
                         SEPTEMBER 30,    SEPTEMBER 30,
                             2003             2003
                         -------------    -------------
                                (In thousands)
Revenue
      As reported ....   $      22,308    $      65,987
      Pro forma ......   $      27,386    $      80,160
Net loss
      As reported ....   $        (431)   $      (1,796)
      Pro forma ......   $        (188)   $      (1,284)
Diluted loss per share
      As reported ....   $       (0.04)   $       (0.18)
      Pro forma ......   $       (0.02)   $       (0.13)

The unaudited pro forma condensed consolidated results of operations for the three and nine months ended September 30, 2003 are presented below as though both DSC and A.N.E. had been acquired on January 1, 2003.

                             THREE            NINE
                            MONTHS           MONTHS
                             ENDED            ENDED
                         SEPTEMBER 30,    SEPTEMBER 30,
                             2003             2003
                         -------------    -------------
                                (In thousands)
Revenue
      As reported ....   $      22,308    $      65,987
      Pro forma ......   $      28,693    $      83,832
Net loss
      As reported ....   $        (431)   $      (1,796)
      Pro forma ......   $        (263)   $      (1,367)
Diluted loss per share
      As reported ....   $       (0.04)   $       (0.18)
      Pro forma ......   $       (0.03)   $       (0.14)

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 10 -- GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment consist of the following:

                                                                     PROFESSIONAL
                                                      CORPORATE        SERVICES/
                                                      HELP DESK         SYSTEMS
                                                       SERVICES       INTEGRATION       TOTAL
                                                      ---------       ------------      ------
                                                                 (In thousands)
Balance as of January 1, 2004 ...................      $  371            $1,728         $2,099
      Goodwill acquired from A.N.E. and DSC .....          --               624            624
      Foreign currency translation adjustment ...          --                20             20
                                                       ------            ------         ------
Balance as of September 30, 2004 ................      $  371            $2,372         $2,743
                                                       ======            ======         ======

Other intangible assets consist of the following:

                                             SEPTEMBER 30, 2004              DECEMBER 31, 2003
                                            ---------------------   ----------------------------------
                                                     ACCUMULATED             ACCUMULATED  AMORTIZATION
                                             COST    AMORTIZATION    COST    AMORTIZATION    PERIOD
                                            ------   ------------   ------   ------------ ------------
                                                            (In thousands)
Customer relationships -- DSC ........      $3,367      $  253      $3,367      $   --      10 years
Customer relationships -- Cyntergy ...         701         502         701         434       5 years
Customer relationships -- A.N.E. .....         466          29          --          --       6 years
                                            ------      ------      ------      ------
                                            $4,534      $  784      $4,068      $  434
                                            ======      ======      ======      ======

We evaluate definite-lived intangible assets based on undiscounted operating cash flows whenever significant events or changes occur that might indicate impairment of recorded costs. If undiscounted cash flows are insufficient to recover recorded costs, we write down the carrying value of the assets to fair value based on discounted cash flows or market values. We did not record an impairment loss for definite-lived intangible assets in any period presented.

On September 30, 2004 and 2003, we conducted our annual impairment test of goodwill and concluded that no component of goodwill was impaired at either balance sheet date. In conducting the test, we compared the estimated fair value of each reporting unit, as that term is defined by SFAS 142, with the reporting unit's carrying amount. The estimated fair values of the reporting units exceeded their carrying values.

Our expected amortization expense for definite-lived intangible assets is as follows: $123,000 for the remainder of 2004, $499,000 for 2005, $499,000 for
2006, $411,000 for 2007, and $411,000 for 2008.

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an information technology ("IT") and business process outsourcing support services provider, offering our customers with assistance in designing, implementing, managing, and maintaining their IT infrastructure and computer systems through our provision of corporate help desk services, professional/systems integration services (formerly referred to as "systems integration"), technical staffing, and training programs. Thus far in 2004, we have significantly improved our operating performance over 2003 by pursuing four strategic initiatives: (1) grow our overall business through strategic and accretive acquisitions both domestically and internationally, (2) expand our footprint in the IT professional services sector, as we believe infrastructure support services and systems and software implementation services offer significant opportunity for complementary growth and improved gross margin, (3) improve operating efficiencies and profitability, primarily in our corporate help desk services operating segment, through various performance improvement and cost saving initiatives, and (4) continue our growth in Europe and establish multilingual call center operations in Romania to realize operational efficiencies and cost savings from offering our customers a blended solution with our multilingual call center operations in Belgium.

Our progress with the first two strategic initiatives is demonstrated by our acquisition of two companies in our professional services/systems integration operating segment -- Advanced Network Engineering NV/SA ("A.N.E.") on May 13, 2004 and Digital Support Corporation ("DSC") on December 31, 2003. A.N.E. is an information technology services and solutions company in Belgium that provides software application, network infrastructure, and systems integration services to various global, pan-European, and Belgian customers. DSC is an information technology services and solutions company that provides network infrastructure, information assurance, enterprise application, systems integration, and hardware services and solutions to various governmental and commercial customers. Together A.N.E. and DSC contributed revenue and gross profit of $23.8 million and $5.01 million, respectively, to our operating results for the nine months ended September 30, 2004, which resulted in an increase in professional services/systems integration revenue of 378% to $31.2 million and increase in gross profit of 309% to $6.87 million, over the comparable period in 2003.

Our 2004 results to date reflect progress toward our third strategic initiative of realizing operating efficiencies and cost savings from initiatives implemented in 2003 and 2004. These efficiencies and cost savings primarily relate to our corporate help desk services operating segment and include, but are not limited to, consistently aligning our headcount with the level of business being generated from our customers, reducing operational office space in the U.S. and Belgium, and implementing a global performance management process to promote operational improvements. As a result, gross profit from corporate help desk services increased 43.4% to $14.9 million for the nine months ended September 30, 2004, from $10.4 million for the comparable period in 2003. Gross margin (gross profit as a percentage of revenue) from corporate help desk services increased to 26.1% for the nine months ended September 30, 2004, from 21.0% for the comparable period in 2003. The increase in gross profit and gross margin was primarily due to increased business with new customers in Europe and realization of the aforementioned operational efficiencies and cost savings on a global basis. Gross margin from corporate help desk services in the United States increased to 25.4% for the nine months ended September 30, 2004, from 23.2% for the comparable period in 2003. Gross margin from corporate help desk services in Europe increased to 26.9% for the nine months ended September 30, 2004, from 17.2% for the comparable period in 2003.

Lastly, our progress toward meeting our fourth strategic initiative is demonstrated by revenue generated in Europe increasing 49.0% to $29.0 million for the nine months ended September 30, 2004, from $19.5 million for the comparable period in 2003, and by successfully establishing call center operations in Bucharest, Romania with the delivery of customer support services beginning in April 2004. And as noted, we significantly improved gross margin performance in Europe. Excluding revenue contributed by A.N.E., revenue generated in Europe increased 37.7% to $26.8 million for the nine months ended September 30, 2004, from the comparable period in 2003, primarily due to growth in business at our Belgian and Swedish subsidiaries and the strengthening of European currencies relative to the U.S. dollar. If revenue in Europe for the nine months ended September 30, 2004 were translated at the average exchange rate for the comparable period in 2003, reported revenue would have been reduced by approximately $2.59 million for the nine months ended September 30, 2004. Since most of the Company's international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit and operating income is considerably less than the estimated impact on revenue.

While making solid progress toward our strategic initiatives, we recently reported that DaimlerChrysler, AG ("DaimlerChrysler"), following a formal request for proposal and bid process, has decided to transition the majority of its North American Dealership Help Desk to a new vendor by January 31, 2005. DaimlerChrysler remains a very valued customer. We will continue to provide DaimlerChrysler with Dealership Help Desk services for DaimlerChrysler's European dealers, technical staffing, and desktop training services. We also reported that Liberty Mutual Insurance Company ("Liberty Mutual") has extended the Company's contract for help desk services from August 31, 2004 through June 30, 2005. Liberty Mutual also informed us of its decision not to renew the help desk services contract beyond June 30, 2005 as a result of a strategic business decision to provide these services with internal resources to Liberty Mutual, and that their decision was not influenced by the quality of services rendered or the price charged by the Company.

We expect the effect of the transition in business with DaimlerChrysler to result in a reduction in revenue of approximately $3.7 million in 2005, as compared to 2004. The volume of work activity for the North American Dealership Help Desk has been trending downward over the past twelve months as it is an established and stable help desk. We expect the loss in revenue from the Liberty Mutual contract to be less than $1.5 million for 2005, all in the last five months of the year.

Furthermore, we also recently announced that we have been awarded business with new customers worth approximately $6.8 million in annual revenue, which we will begin to realize before the end of this year.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003

                                                  THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                  -------------------   INCREASE         %
                                                    2004       2003    (DECREASE)     CHANGE
                                                  --------   --------  ----------     -------
                                                           (In thousands)
REVENUE
Corporate services:
   Corporate help desk services ................. $ 19,274   $ 17,211   $  2,063        12.0%
   Professional services/systems integration.....   12,837      2,242     10,595       472.6%
   Technical staffing ...........................    1,781      2,233       (452)      (20.2)%
   Training programs ............................      133        213        (80)      (37.6)%
                                                  --------   --------   --------
Total corporate services ........................   34,025     21,899     12,126        55.4%
Leasing operations ..............................       94        409       (315)      (77.0)%
                                                  --------   --------   --------
Total revenue ................................... $ 34,119     22,308   $ 11,811        52.9%
                                                  ========   ========   ========

Revenue from corporate help desk services increased 12.0% to $19.3 million for the three months ended September 30, 2004, from $17.2 million for the comparable period in 2003, primarily due to additional business from new customers in Belgium and the strengthening of the euro, British pound sterling, and Swedish kroner relative to the U.S. dollar, partially offset by a contractual price reduction granted to Ford Motor Company ("Ford") effective August 1, 2004. Revenue from professional services/systems integration increased 473% to $12.8 million for the three months ended September 30, 2004, from $2.24 million for the comparable period in 2003, due to our acquisitions of DSC and A.N.E. and additional business from existing customers. Excluding revenue contributed by DSC and A.N.E., professional services/systems integration revenue increased 13.5% to $2.54 million for the three months ended September 30, 2004, from the comparable period in 2003. Revenue from technical staffing services decreased 20.2% to $1.78 million for the three months ended September 30, 2004, from $2.23 million for the comparable period in 2003, primarily due to staffing reductions in the United States, which were only partially offset by additional business received in Europe.

Revenue from leasing operations decreased 77.0% to $94,000 for the three months ended September 30, 2004, from $409,000 for the comparable period in 2003. The decline in leasing operations revenue was the result of our decision in March 2000 to discontinue actively seeking new leasing business and to commence the wind down of our lease portfolio. The trend of declining revenue from our leasing operations will continue.

Revenue generated in the United States increased 55.4% to $23.3 million for the three months ended September 30, 2004, from $15.0 million for the comparable period in 2003, due to our acquisition of DSC. Excluding revenue contributed by DSC and our leasing operations, revenue generated in the United States decreased 0.8% to $14.5 million for the three months ended September 30, 2004, from the comparable period in 2003, primarily due additional business from new and existing customers, offset by a contractual price reduction to Ford effective August 1, 2004, and reduced volumes from established and stable help desks such as DaimlerChrysler.

Revenue generated in Europe increased 47.9% to $10.8 million for the three months ended September 30, 2004, from $7.32 million for the comparable period in 2003, primarily due to growth in business at our Belgian and Swedish subsidiaries, our acquisition of A.N.E., and the strengthening of European currencies relative to the U.S. dollar, partially offset by a contractual price reduction to Ford effective August 1, 2004. Excluding revenue contributed by A.N.E., revenue generated in Europe increased 26.6% to $9.26 million for the three months ended September 30, 2004, from the comparable period in 2003. If revenue in Europe for the three months ended September 30, 2004 were translated at the average exchange rate for the comparable period in 2003, reported revenue would have been reduced by approximately $834,000 for the three months ended September 30, 2004. Within Europe, revenue from our Belgian operation increased 67.5% to $7.66 million for the three months ended September 30, 2004, from $4.57 million for the comparable period in 2003, primarily due to additional business from new customers, the strengthening of the euro relative to the U.S. dollar, and our acquisition of A.N.E.

Excluding revenue contributed by A.N.E., revenue generated in Belgium increased 33.4% to $6.10 million for the three months ended September 30, 2004, from the comparable period in 2003. If revenue in Belgium for three months ended September 30, 2004 were translated at the average exchange rate for the comparable period in 2003, reported revenue would have been reduced by approximately $487,000 for the three months ended September 30, 2004. Since most of the Company's international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit and operating income is considerably less than the estimated impact on revenue.

Under our contract with Ford for its global help desk, we provide corporate help desk services on a fixed-price-per-seat, or "managed service," basis. Under the contract, we were required to reduce the price of our services on a per-seat basis effective August 1, 2004. The contract also provides for an adjustment to the number of seats that we are compensated for supporting at Ford, adjusted up or down and applied prospectively, effective August 1, 2004. We estimate that the combination of these two events resulted in a decrease in consolidated monthly revenue of approximately $225,000 - $250,000 since August 1, 2004. We expect to offset the majority of the reduction in revenue with continued growth in the Ford Global Help Desk. Revenue from the Ford Global Help Desk for the nine months ended September 30, 2004 is approximately $1.2 million greater than revenue for the comparable period in 2003.

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                         -----------------------------------------
                                                2004                   2003
                                         -------------------  --------------------
                                                     GROSS                 GROSS     INCREASE      %
                                          AMOUNT    MARGIN %  AMOUNT      MARGIN %  (DECREASE)   CHANGE
                                         -------    --------  -------     --------  ---------    ------
                                                      (In thousands, except percentages)
GROSS PROFIT (LOSS)
Corporate services:
      Corporate help desk services ...   $ 4,898      25.4%   $ 3,522       20.5%    $ 1,376       39.1%
      Professional services/
           systems integration .......     2,671      20.8%       600       26.8%      2,071      345.2%
      Technical staffing .............       300      16.8%       436       19.5%       (136)     (31.2)%
      Training programs ..............        22      16.5%        36       16.9%        (14)     (38.9)%
                                         -------              -------                -------
Total corporate services .............     7,891      23.2%     4,594       21.0%      3,297       71.8%
Leasing operations ...................        34      36.2%      (343)     (83.9)%       377     (109.9)%
                                         -------              -------                -------
Total gross profit ...................   $ 7,925      23.2%   $ 4,251       19.1%    $ 3,674       86.4%
                                         =======              =======                =======

Gross profit from corporate help desk services increased 39.1% to $4.90 million for the three months ended September 30, 2004, from $3.52 million for the comparable period in 2003. Gross margin from corporate help desk services increased to 25.4% for the three months ended September 30, 2004, from 20.5% for the comparable period in 2003. The increase in gross profit dollars and gross margin was primarily due to realization of the aforementioned operational efficiencies from re-aligning our cost structure, expanding our help desk capabilities in Europe, and increased business with new and existing customers. These improvements were partially offset by the impact of reductions in revenue under our Ford contract, as discussed earlier in this section. We estimate that the combination of a reduced price per seat and reduced number of seats being supported on our Ford contract reduced our gross margin on corporate help desk services by 50 - 100 basis points and our overall gross margin on corporate services by 30 - 60 basis points for the three months ended September 30, 2004. We expect to offset a portion of the reduction in gross profit through additional business from Ford and our management of costs; however, we can give no assurances in this regard.

Gross profit from professional services/systems integration increased 345% to $2.67 million for the three months ended September 30, 2004, from $600,000 for the comparable period in 2003. Gross margin from professional services/systems integration decreased to 20.8% for the three months ended September 30, 2004, from 26.8% for the comparable period in 2003. The increase in gross profit dollars and decrease in gross margin was primarily due to our acquisitions of DSC and A.N.E., and more specifically, lower margin hardware sales. Excluding the gross profit contributed by DSC and A.N.E., gross profit decreased 3.2% to $581,000 and gross margin decreased to 22.8% for the three months ended September 30, 2004, from 26.8% for the comparable period in 2003, primarily due to a temporary delay in the implementation of certain projects by one customer. These delayed projects are in operation. As noted, gross margin from professional services/systems integration was negatively affected by hardware sales at DSC and A.N.E. of approximately $4.26 million for the three months ended September 30, 2004. Excluding these hardware sales, gross margin from professional services/systems integration was 27.0% for the three months ended September 30, 2004.

Gross profit from technical staffing decreased 31.2% to $300,000 for the three months ended September 30, 2004, from $436,000 for the comparable period in 2003, which is consistent with the decrease in technical staffing revenue.

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                   ------------------   INCREASE      %
                                                    2004       2003    (DECREASE)  CHANGE
                                                   -------    -------  ----------  -------
                                                           (In thousands)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense ...   $ 5,781    $ 4,703   $ 1,078       22.9%
Net interest income ............................   $   175    $   388   $  (213)     (54.9)%
Foreign currency transaction gain (loss) .......   $   (50)   $    86   $  (136)    (158.1)%
Income tax provision ...........................   $   751    $   453   $   298       65.8%

Selling, general, and administrative expense increased 22.9% to $5.78 million, or 16.9% of total revenue, for the three months ended September 30, 2004, from $4.70 million, or 21.1% of total revenue, for the comparable period in 2003, primarily due to our acquisition of DSC and A.N.E. and expense related to the Company's incentive compensation plans. Excluding revenue and expenses contributed by DSC and A.N.E., selling, general, and administrative expense decreased $26,000 to $4.68 million, or 19.6% of total revenue, for the three months ended September 30, 2004. Expenses have increased to support revenue growth and expansion in Romania, but expenses as a percentage of revenue have decreased due to efforts to control costs in all areas of the Company and reduced overall depreciation and amortization expense of $196,000 for the three months ended September 30, 2004, as certain assets have become fully depreciated or amortized. Under the Company's incentive compensation plans which were effective January 1, 2004, certain members of management are entitled to bonuses if specific revenue and operating income targets are met for 2004. Under these plans, we accrued $336,000 of expense for the three months ended September 30, 2004, of which $269,000 was accrued to selling, general, and administrative expense and $67,000 was accrued to cost of services delivered.

Net interest income decreased to $175,000 for the three months ended September 30, 2004, from $388,000 for the comparable period in 2003, due to higher average cash balances maintained in 2003 and interest income received in 2003 related to a tax refund.

Foreign currency transaction gain (loss) decreased to a loss of $(50,000) for the three months ended September 30, 2004, from a gain of $86,000 for the comparable period in 2003, primarily due to the U.S. dollar strengthening since December 31, 2003 relative to the euro and British pound sterling whereas the U.S. dollar weakened relative to the euro and pound sterling in the three months ended September 30, 2003.

The consolidated effective tax rate in 2004 and 2003 differs from the statutory tax rate of 34% primarily due to recognizing a favorable tax benefit from a change in estimate regarding the Company's tax liabilities for prior years, which is partially offset by the unfavorable tax effect of providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain foreign tax jurisdictions.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                    -------------------   INCREASE      %
                                                      2004       2003    (DECREASE)   CHANGE
                                                    --------   --------   --------    ------
                                                            (In thousands)
REVENUE
Corporate services:
   Corporate help desk services .................   $ 57,289   $ 49,677   $  7,612     15.3%
   Professional services/systems integration.....     31,176      6,524     24,652    377.9%
   Technical staffing ...........................      5,767      7,011     (1,244)   (17.7)%
   Training programs ............................        440        674       (234)   (34.7)%
                                                    --------   --------   --------
Total corporate services ........................     94,672     63,886     30,786     48.2%
Leasing operations ..............................        397      2,101     (1,704)   (81.1)%
                                                    --------   --------   --------
Total revenue ...................................   $ 95,069   $ 65,987   $ 29,082     44.1%
                                                    ========   ========   ========

Revenue from corporate help desk services increased 15.3% to $57.3 million for the nine months ended September 30, 2004, from $49.7 million for the comparable period in 2003, primarily due to additional business from new customers in Europe and the strengthening of the euro, British pound sterling, and Swedish kroner relative to the U.S. dollar. Revenue from professional services/systems integration increased 378% to $31.2 million for the nine months ended September 30, 2004, from $6.52 million for the comparable period in 2003, due to our acquisitions of DSC and A.N.E. and additional business from existing customers. Excluding revenue contributed by DSC and A.N.E., professional services/systems integration revenue increased 13.6% to $7.41 million for the nine months ended September 30, 2004, from the comparable period in 2003. Revenue from technical staffing services decreased 17.7% to $5.77 million for the nine months ended September 30, 2004, from $7.01 million for the comparable period in 2003, primarily due to staffing reductions in the United States, which were only partially offset by additional business received in Europe.

Revenue from leasing operations decreased 81.1% to $397,000 for the nine months ended September 30, 2004, from $2.10 million for the comparable period in 2003. The decline in leasing operations revenue was the result of our decision in March 2000 to discontinue actively seeking new leasing business and to commence the wind down of our lease portfolio. The trend of declining revenue from our leasing operations will continue.

Revenue generated in the United States increased 42.0% to $66.1 million for the nine months ended September 30, 2004, from $46.5 million for the comparable period in 2003, due to our acquisition of DSC. Excluding revenue contributed by DSC and our leasing operations, revenue generated in the United States decreased 0.7% to $44.1 million for the nine months ended September 30, 2004, from $44.4 million for the comparable period in 2003, primarily due additional business from new and existing customers, offset by a contractual price reduction to Ford effective August 1, 2004, and reduced volumes from established and stable help desks such as DaimlerChrysler, as discussed in the Overview of this section.

Revenue generated in Europe increased 49.0% to $29.0 million for the nine months ended September 30, 2004, from $19.5 million for the comparable period in 2003, primarily due to growth in business at our Belgian and Swedish subsidiaries, our acquisition of A.N.E., and the strengthening of European currencies relative to the U.S. dollar. Excluding revenue contributed by A.N.E., revenue generated in Europe increased 37.7% to $26.8 million for the nine months ended September 30, 2004, from the comparable period in 2003. If revenue in Europe for the nine months ended September 30, 2004 were translated at the average exchange rate for the comparable period in 2003, reported revenue would have been reduced by approximately $2.59 million for the nine months ended September 30, 2004. Within Europe, revenue from our Belgian operation increased 55.7% to $18.6 million for the nine months ended September 30, 2004, from $12.0 million for the comparable period in 2003, primarily due to additional business from new and existing customers, such as our recently-announced contract with Proximus; our acquisition of A.N.E.; and the strengthening of the euro relative to the U.S. dollar. Excluding revenue contributed by A.N.E., revenue generated in Belgium increased 37.2% to $16.4 million for the nine months ended

September 30, 2004, from the comparable period in 2003. If revenue in Belgium for the nine months ended September 30, 2004 were translated at the average exchange rate for the comparable period in 2003, reported revenue would have been reduced by approximately $1.53 million for the nine months ended September 30, 2004. Since most of the Company's international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit and operating income is considerably less than the estimated impact on revenue.

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------------------
                                                   2004                   2003
                                          ---------------------- -----------------------
                                                         GROSS                   GROSS    INCREASE        %
                                           AMOUNT       MARGIN %  AMOUNT        MARGIN % (DECREASE)    CHANGE
                                          --------      -------- --------       --------  --------     ------
                                                             (In thousands, except percentages)
GROSS PROFIT (LOSS)
Corporate services:
      Corporate help desk services ....   $ 14,939       26.1%   $ 10,417        21.0%    $  4,522        43.4%
      Professional services/
           systems integration ........      6,865       22.0%      1,678        25.7%       5,187       309.1%
      Technical staffing ..............      1,141       19.8%      1,450        20.7%        (309)      (21.3)%
      Training programs ...............         93       21.1%        116        17.2%         (23)      (19.8)%
                                          --------               --------                 --------
Total corporate services ..............     23,038       24.3%     13,661        21.4%       9,377        68.6%
Leasing operations ....................         92       23.2%     (1,692)      (80.5)%      1,784      (105.4)%
                                          --------               --------                 --------
Total gross profit ....................   $ 23,130       24.3%   $ 11,969        18.1%    $ 11,161        93.2%
                                          ========               ========                 ========

Gross profit from corporate help desk services increased 43.4% to $14.9 million for the nine months ended September 30, 2004, from $10.4 million for the comparable period in 2003. Gross margin from corporate help desk services increased to 26.1% for the nine months ended September 30, 2004, from 21.0% for the comparable period in 2003. The increase in gross profit dollars and gross margin was primarily due to realization of the aforementioned operational efficiencies and cost savings from re-aligning our cost structure and expanding our help desk capabilities in Europe, and increased business with new and existing customers. These improvements were partially offset by the impact of reductions in revenue under our Ford contract, as discussed earlier in this section. We estimate that the combination of a reduced price per seat and reduced number of seats being supported on our Ford contract reduced our gross margin on corporate help desk services by less than 30 basis points and our overall gross margin on corporate services by less than 20 basis points for the nine months ended September 30, 2004. We expect to offset a portion of the reduction in gross profit through additional business from Ford and our management of costs; however, we can give no assurances in this regard.

Gross profit from professional services/systems integration increased 309% to $6.87 million for the nine months ended September 30, 2004, from $1.68 million for the comparable period in 2003. Gross margin from professional services/systems integration decreased to 22.0% for the nine months ended September 30, 2004, from 25.7% for the comparable period in 2003. The increase in gross profit dollars and decrease in gross margin was primarily due to our acquisitions of DSC and A.N.E., and more specifically, lower margin hardware sales. Excluding the gross profit contributed by DSC and A.N.E., gross profit increased 10.7% to $1.86 million and gross margin decreased to 25.1% for the nine months ended September 30, 2004, from 25.7% for the comparable period in 2003, primarily due to a temporary delay in the implementation of certain projects by one customer during the third quarter. These delayed projects are in operation. As noted, gross margin from professional services/systems integration was negatively affected by hardware sales of approximately $6.93 million for the nine months ended September 30, 2004. Excluding these hardware sales, gross margin from professional services/systems integration was 26.5% for the nine months ended September 30, 2004.

Gross profit from technical staffing decreased 21.3% to $1.41 million for the nine months ended September 30, 2004, from $1.45 million for the comparable period in 2003, which is consistent with the decrease in technical staffing revenue.

Gross profit from leasing operations increased to $92,000 for the nine months ended September 30, 2004, from a gross loss of $(1.69) million for the comparable period in 2003, primarily due to charges of $1.65 million for the write-down of off-lease equipment inventories and assets under lease in 2003. During 2003, we determined that we would not be able to obtain the value previously expected from the sale of off-lease equipment inventories due to a significant decline in the fair market value of the equipment in the secondary market.

                                                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                   --------------------   INCREASE      %
                                                     2004        2003    (DECREASE)   CHANGE
                                                   --------    --------   --------    ------
                                                            (In thousands)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense ...   $ 17,986    $ 14,630   $  3,356      22.9%
Net interest income ............................   $    464    $    875   $   (411)    (47.0)%
Foreign currency transaction gain (loss) .......   $   (268)   $    449   $   (717)   (159.7)%
Income tax provision ...........................   $  2,122    $    459   $  1,663     362.3%

Selling, general, and administrative expense increased 22.9% to $18.0 million, or 18.9% of total revenue, for the nine months ended September 30, 2004, from $14.6 million, or 22.2% of total revenue, for the comparable period in 2003, primarily due to our acquisition of DSC and A.N.E. and expense related to the Company's incentive compensation plans. Excluding revenue and expenses contributed by DSC and A.N.E., selling, general, and administrative expense increased 2.9% to $15.1 million, or 21.1% of total revenue, for the nine months ended September 30, 2004. Expenses have increased to support revenue growth and expansion in Romania, but expenses as a percentage of revenue have decreased due to efforts to control costs in all areas of the Company and reduced overall depreciation and amortization expense of $1.23 million for the nine months ended September 30, 2004, as certain assets have become fully depreciated or amortized. Under the Company's incentive compensation plans which were effective January 1, 2004, certain members of management are entitled to bonuses if specific revenue and operating income targets are met for 2004. Under these plans, we accrued $729,000 of expense for the nine months ended September 30, 2004, of which $577,000 was accrued to selling, general, and administrative expense and $152,000 was accrued to cost of services delivered.

Net interest income decreased to $464,000 for the nine months ended September 30, 2004, from $875,000 for the comparable period in 2003, due to higher average cash balances maintained in 2003.

Foreign currency transaction gain (loss) decreased to a loss of $(268,000) for the nine months ended September 30, 2004, from a gain of $449,000 for the comparable period in 2003, primarily due to the U.S. dollar strengthening since December 31, 2003 relative to the euro, British pound sterling, and Swedish kroner whereas the U.S. dollar weakened relative to the euro, pound sterling, and Swedish kroner in the nine months ended September 30, 2003.

The consolidated effective tax rate in 2004 and 2003 differs from the statutory tax rate of 34% primarily due to providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain tax jurisdictions.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued an Exposure Draft, Share-Based Payment - an Amendment of FASB Statements No. 123 and 95, and is expected to issue a final Statement by December 31, 2004. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement is expected to be effective for the Company for awards that are granted, modified, or settled in periods beginning after June 15, 2005, or the Company's third quarter. As we use the fair value method of accounting under the original provisions of SFAS 123 for pro forma disclosure purposes, we are also required to apply the provisions of this Statement in recognizing compensation cost for any portion of awards granted or modified after December 15, 1994, that are not yet vested at the date this Statement is adopted. Based on the number of non-vested stock options the Company has outstanding at September 30, 2004, adoption of this Statement will not have a material affect on our financial position or operating results.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $40.1 million at September 30, 2004, as compared to $35.2 million at December 31, 2003. During the nine months ended September 30, 2004, cash and cash equivalents increased $4.91 million primarily due to $9.65 million in cash provided by operations and $1.09 million in proceeds from the exercise of stock options, offset by $2.74 million in cash used to repurchase 350,000 shares of our common stock under our stock repurchase program, $831,000 in cash used to acquire A.N.E., $205,000 in cash used to pay expenses related to our acquisition of DSC, $1.25 million in cash used for capital expenditures, and $1.04 million in payments on long-term debt, primarily related to notes payable acquired in our acquisitions of DSC and A.N.E.

A significant source of operating cash flow of $9.65 million for the nine months ended September 30, 2004 was generated by income prior to non-cash charges for depreciation and amortization of $6.57 million. An additional source of operating cash flow resulted from converting working capital to cash as current liabilities less notes payable increased greater than current assets less cash and cash equivalents.

In February 2004, we announced a new stock repurchase program to repurchase up to 1,000,000 shares of the Company's common stock. Under this program, we purchased 350,000 shares of our common stock from a director of the Company and his immediate family for $7.84 per share, inclusive of sales commission expense, during the first quarter of 2004. There were no stock repurchases during the second or third quarter of 2004.

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

FACTORS INFLUENCING FUTURE RESULTS

Refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks since December 31, 2003.

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

During the first quarter of 2004, the Company converted its accounting and financial reporting system in Europe, with the exception of Romania, to a pre-existing common information technology platform that had been deployed in the United States in prior periods. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003. As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer of the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the CEO, CFO, and CAO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

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

ITEM 2 -- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchased shares of its common stock during the six months ended September 30, 2004 as follows:

                                                                                  TOTAL NUMBER     MAXIMUM
                                                                                   OF SHARES      NUMBER OF
                                                                                   PURCHASED     SHARES THAT
                                                                                  AS PART OF      MAY YET BE
                                               TOTAL NUMBER       AVERAGE          PUBLICLY        PURCHASED
                                                 OF SHARES       PRICE PAID        ANNOUNCED       UNDER THE
                  PERIOD                         PURCHASED       PER SHARE         PROGRAMS        PROGRAMS
                  ------                       ------------      ----------       ------------   -----------
July 1, 2004 to July 31, 2004                       --              --                 --           650,000
August 1, 2004 to August 31, 2004                   --              --                 --           650,000
September 1, 2004 to September 30, 2004             --              --                 --           650,000

(a) A stock repurchase program to repurchase up to 1,000,000 shares of the Company's common stock was announced on February 18, 2004. The program expires on January 27, 2005.

ITEM 6 -- EXHIBITS

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

                                TechTeam Global, Inc.
                                ---------------------
                                    (Registrant)

                                /s/ William F. Coyro, Jr.
                                -------------------------
Date: November 5, 2004          By: William F. Coyro, Jr.
                                    President and Chief Executive Officer

                                /s/ David W. Morgan
                                -------------------
Date: November 5, 2004          By: David W. Morgan
                                    Vice President, Chief Financial Officer,
                                    and Treasurer

                                /s/ Marc J. Lichtman
                                --------------------
Date: November 5, 2004          By: Marc J. Lichtman
                                    Vice President and Chief Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT NUMBER                            DESCRIPTION
--------------                            -----------
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