Form 10-K
period 2004-12-31
TECHTEAM GLOBAL INC
filed 2005-03-18
CIK 805054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

                         Commission File Number: 0-16284

                              TECHTEAM GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                               38-2774613
(State or other jurisdiction of                                (I.R.S. Employer
        incorporation)                                       Identification No.)

                  27335 WEST 11 MILE ROAD, SOUTHFIELD, MI 48034
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (248) 357-2866

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class               Name on each exchange on which registered
     -------------------               -----------------------------------------
Common Stock, $.01 par value                NASDAQ(R) National Stock Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer. Yes [ ] No [X]

The aggregate market value of the Registrant's common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $73,161,000 (based on the June 30, 2004 closing sales price of $9.07 of the Registrant's common stock, as reported on the NASDAQ(R) National Stock Market). For the sole purpose of making this calculation, the term "non-affiliates" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by TechTeam Global, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are "affiliates" of TechTeam Global, Inc., as that term is defined under the Securities Act of 1934.

The number of shares outstanding of the registrant's common stock as of March 11, 2005 was 8,775,970.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement, dated on or about April 4, 2005, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I

   Item 1    Business                                                        3
   Item 2    Properties                                                      9
   Item 3    Legal Proceedings                                              10
   Item 4    Submission of Matters to a Vote of Security Holders            10

PART II

   Item 5    Market for Registrant's Common Equity and Related
                Stockholder Matters                                         11
   Item 6    Selected Financial Data                                       12-13
   Item 7    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        14-30
   Item 7A   Quantitative and Qualitative Disclosures about Market Risk    30-31
   Item 8    Financial Statements and Supplementary Data                   31-61
   Item 9    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                         62
   Item 9A   Controls and Procedures                                        62

PART III

   Item 10   Directors and Executive Officers of the Registrant             62
   Item 11   Executive Compensation                                         62
   Item 12   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                  63
   Item 13   Certain Relationships and Related Transactions                 63
   Item 14   Principal Accountant Fees and Services                         63

PART IV

   Item 15   Exhibits and Financial Statement Schedules                    63-67

SIGNATURES                                                                  68

FINANCIAL STATEMENT SCHEDULE                                                69

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of TechTeam Global, Inc. and its consolidated subsidiaries ("TechTeam") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning developments or performance relating to our services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers, and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; complexities of global political and economic developments; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report, and that are otherwise described from time to time in TechTeam's Securities and Exchange Commission reports filed after this report. TechTeam assumes no obligation and does not intend to update these forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

TECHTEAM GLOBAL, INC. (including its consolidated subsidiaries, "TechTeam" or the "Company" or "we") is a global provider of information technology ("IT") and business process outsourcing ("BPO") support services to Fortune 1000 companies, multinational companies, product providers, small and mid-size companies, and government entities.

TechTeam Global, Inc. was incorporated under the laws of the State of Delaware in 1987. The Company's common stock is traded on the NASDAQ National Stock Market(R) under the symbol "TEAM". Our client base includes Ford Motor Company, Canon Europe NV, Deere & Company, MICROS, Inc., United Parcel Service, American Community Mutual Insurance Company, DaimlerChrysler AG, and Schering-Plough Research Institute, as well as Federal government agencies and local government entities, such as the United States Department of Defense.

Our subsidiaries are: TechTeam Global NV/SA (Brussels, Belgium), with its subsidiary TechTeam A.N.E. NV/SA (Gent, Belgium); TechTeam Global Ltd. (United Kingdom); TechTeam Global GmbH (Germany); TechTeam Global AB (Sweden); S.C. TechTeam Global SRL (Romania); TechTeam Asia Pacific (Private) Ltd. (India); Digital Support Corporation ("DSC," Chantilly, Virginia), with its subsidiary Sytel, Inc., acquired on January 3, 2005, ("Sytel," Bethesda, Maryland); TechTeam Cyntergy, L.L.C., and TechTeam Capital Group, L.L.C. (Southfield, Michigan).

SERVICES AND INFORMATION ABOUT OPERATING SEGMENTS

Over the past 15 months, TechTeam has acquired three companies -- DSC, TechTeam A.N.E., and Sytel. As a result of these acquisitions, we have strategically added governmental technology services to our long-standing core businesses of corporate helpdesk, professional services/systems integration, technical staffing, and training services. In order to better describe our business following these changes, we have modified our four reporting business segments into five reporting segments -- Diversified IT Outsourcing Services (comprised primarily of our former corporate helpdesk services segment), Government Technology Services (comprised of all services provided to government-based customers primarily through our DSC and Sytel subsidiaries), IT Consulting and Systems Integration (comprised primarily of our former Professional Services/Systems Integration segment), Technical Staffing, and Learning Services (formerly our training programs segment). Prior year amounts have been reclassified to reflect the current year presentation.

Information with respect to each of our segments is included in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13 of the Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

1.   DIVERSIFIED IT OUTSOURCING SERVICES

Our Diversified IT Outsourcing Services segment provides helpdesk and infrastructure support services around-the-clock (24x7x365) for our clients, their end-users, and other constituencies. We help maintain and support a full range of our clients' IT and business process infrastructure from network environments to computing systems, and from shrink-wrapped applications to advanced proprietary and acquired application systems. We also provide technical support to customers of our clients' products. We provide this service internationally in multiple languages. There are two primary elements to this segment: Helpdesk services and BPO services.

Helpdesk Services. Our helpdesk services are principally deployed using a "single point of contact" ("SPOC") delivery model to enable our clients to consolidate their problem resolution support functions into a centralized helpdesk, thereby reducing their costs by standardizing responses to incidents, eliminating overlapping helpdesks, and reducing the number of incidents that need to be escalated to a higher-level support function. Our technicians are trained in the client's products and applications to enable them to diagnose problems and answer technical questions on problems regarding the technology or infrastructure that we support. If the technician is not able to resolve the problem with the end-user, the call is escalated to the appropriate resource to resolve the problem.

We also offer our clients helpdesk support bundled together with a wide range of other infrastructure support services. For example, under the Ford Motor Company ("Ford") SPOC program, the Company's largest contract generating revenue in 2004 in excess of $32 million, TechTeam provides a single point of contact helpdesk for certain parts of the technology infrastructure of Ford in North America, the United Kingdom, and Germany, and Ford Motor Credit Corporation in North America and the United Kingdom, together with deskside support and server maintenance services.

Our helpdesk services are provided from our facilities in the United States (Dearborn and Southfield, Michigan; and Davenport, Iowa) and our facilities in Europe (Brussels, Belgium; and Bucharest, Romania). Our technicians provide support for the same client from different locations through the use of advanced technology tools. Utilizing a client-specific solution that blends the advantages of each location, we are able to provide cost-effective service in over 25 languages.

While most of our helpdesk business is performed as a dedicated desk for a single client, we have introduced and are continuing to develop a "shared desk" service offering, where our technicians provide support for more than one client. The shared desk has locations in our Brussels facility and our Southfield, Michigan facility providing support for electronic data capture of drug trial information for a number of international pharmaceutical clients. The shared desk in our Southfield location also provides support to the retail, hospitality, and food service industries, as well as other clients who do not have sufficient call volume to warrant a dedicated desk.

BPO Services. Our BPO service clients primarily outsource the technical support aspect of their customer service business process to us. We provide technical support for our clients' products, services, and software that is used by our clients' customers. For example, we provide technical product support to the owners of Canon consumer products (cameras, printers, etc.) sold in Europe. We also provide non-technical customer service support for our clients, such as customer enrollments and marketing promotion support.

In 2004, in order to address the trend toward offshore helpdesk and BPO operations and the downward pressure on the pricing of our services, we established a multilingual helpdesk facility in Bucharest, Romania. As of December 31, 2004, our Romanian subsidiary had approximately 60 technicians supporting an existing client, and 60 employees in training to provide support to a new client beginning in January 2005. Our Romanian operation provides us with a unique ability to manage, at a lower cost per technician, the multiple variables that affect the pricing of a multilingual helpdesk, including but not limited to: (a) language distribution, (b) hours of operation, and (c) technical skills. We anticipate that our Romanian facility will attract business from both our existing clients and new clients when the permanent helpdesk space in Romania is completed (see "Item 2 -- Facilities"). We are beginning to see increased interest in our Romanian offering as we have been able to demonstrate the quality of the services provided by our Romanian technicians, and accordingly, we anticipate that the lower cost structure in Romania will be a significant asset in securing new global business from the United States, Europe, or other locations speaking French, Italian, Spanish, Russian, German, English, or languages of Eastern European countries.

In an effort to offer further value to our helpdesk and BPO services clients, TechTeam has invested in the development of an integrated, web-based support tool that encompasses incident management, knowledge management, data analytics, self-help, and distance learning, known as the "Support Portal." This support offering enables end users to submit inquiries for support and to solve their incidents through access to focused knowledge articles. Allowing end users to solve their own incidents and providing them access to open incident information results in call deflection and lower total cost of ownership to the client. Our tools also provide our clients with real-time access to their project's performance statistics. This data analytic capability allows our clients to be proactive in addressing changes in their environment. TechTeam has developed other tools and methodologies that we believe provide us with strategic advantages in the marketplace.

2.   GOVERNMENT TECHNOLOGY SERVICES

We significantly expanded this vertical market with the acquisition of Digital Support Corporation on December 31, 2003, and further expanded its size and service offerings with our acquisition of Sytel on January 3, 2005. The services provided in this business segment mirror the services offered in our diversified IT outsourcing services, IT consulting and systems integration, technical staffing, and learning services segments, but are provided to various departments of the United States Government, including but not limited to the Department of Defense, National Institutes of Health, Export-Import Bank, US Geological Service, Department of Health and Human Services, Department of Justice, local governmental entities in the United States, and the European Union (see information with respect to this segment included in the risk factor "Risks Inherent in Government Technology Services" located in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations").

The majority of our revenue from this business segment is earned through long-term contracts through which we provide managed network services in the form of a monthly service. For our managed network services customers, we provide complete life cycle support for a customer's IT infrastructure ranging from their desktops to their data and voice networks. We provide design, implementation, operation, and maintenance (helpdesk and deskside support) services. For example, DSC provides systems administration support, database administration and engineering support, and other IT technical support services to a widely distributed division of the Department of Defense.

With respect to the advance enterprise solutions business, we assist our customers in the design, development, and implementation of enterprise-level technology solutions, ranging from databases and applications to enterprise portals, which seek to enable government agencies to maximize efficiency of key business processes by utilizing the internet and other advanced technologies.

3.   IT CONSULTING AND SYSTEMS INTEGRATION

Within this business segment, we provide customers with IT infrastructure (such as personal computers, printers, phone systems, networks, servers, and switches) design, development, technology deployment, and implementation services from project planning and implementation to full-scale network, server and workstation installations, and maintenance. We offer customers a wide spectrum of IT services, ranging from technology consulting, security, application integration, and storage, to small scale application development. We follow our implementation with a full range of services ranging from maintenance, helpdesk, and deskside support to network monitoring in order to assist companies in managing their IT infrastructure. In 2004, we continued to expand our capabilities within this segment with the addition of TechTeam A.N.E. NV/SA.

Through our TechTeam Cyntergy, L.L.C. subsidiary, we offer deployment, technical support and training services to companies in the hospitality, retail, and food service industries throughout the United States. TechTeam Cyntergy employees provide on-site services to implement technology and train the customers' personnel in the use of point-of-sale and property management software.

4.   TECHNICAL STAFFING

Our Technical Staffing business segment consists of providing on-site technical support services including helpdesk technicians, software developers, and network support technicians. We strive to recruit a technically proficient employee base. We enhance our employees' proficiency by providing access to technical training programs, which includes training in new technologies, in advanced operating systems like Windows XP and Unix, and in sophisticated applications such as Oracle. This training allows us to provide our customers with highly-skilled professionals that are trained and certified in the latest technologies. Most of our technical staffing placements are long-term assignments.

Further, our technical staffing business assists us in offering qualified employees with a diverse career path. As helpdesk technicians learn new technologies and utilize our internal training programs, they often migrate to technical staffing positions where they can increase their knowledge and compensation. We believe this career path program offers us a competitive advantage relative to many other staffing service and helpdesk service providers and assists us in reducing employee turnover.

5.   LEARNING SERVICES

We provide custom training and documentation solutions that include a wide spectrum of offerings, including computer-based training (CBT), distance learning, course catalogs, registration, instructional design consultants, customized course materials, certified trainers, evaluation options, deskside tutorials, and custom reports. We provide customized training programs for many of our customers' proprietary applications.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

Historically, we have been heavily dependent upon two or three major clients for a substantial portion of our revenue. In 2004, Ford Motor Company was our only client to exceed the threshold for being reported as a significant customer. For the three years ended December 31, 2002, 2003, and 2004 Ford accounted for 55.9%, 52.9%, and 37.4%, respectively, of the Company's total revenue. Any loss of (or failure to retain a significant amount of business with) Ford would have a material adverse effect on the Company.

Revenue generated through our business with Ford increased from $43.3 million in 2002 to $45.4 million in 2003 and to $47.9 million in 2004. Our business with Ford consists of helpdesk services discussed above, technical staffing, installation of new personal computer equipment through Dell Inc., and the support services provided to Volvo Car Corporation, a subsidiary of Ford Motor Company. We anticipate that our revenue from Ford will continue to grow during 2005. Our largest contract with Ford for its Global Helpdesk is scheduled to expire on July 31, 2005. While we believe that we are well positioned to win this renewal due to our strong performance, there can be no assurance in this regard.

During 2004, our revenue generated from business with DaimlerChrysler AG accounted for less than 10% of our total revenue (for the three years ended December 31, 2002, 2003, and 2004, DaimlerChrysler accounted for 14.5%, 13.8%, and 7.7%, respectively, of the Company's total revenue). The decline in business from DaimlerChrysler is due in part to a significant decline in revenue generated from DaimlerChrysler through our leasing unit, and to the reduction in size of the DaimlerChrysler dealership helpdesk during 2004. As previously announced, the dealership helpdesk contract was awarded to another vendor in November 2004. Accordingly, while we continue to provide DaimlerChrysler with training, technical staffing, and other helpdesk services, DaimlerChrysler is not expected to exceed the threshold for being reported as a significant customer in 2005.

The Company continues to seek to diversify its client base from both a client and industry perspective. During 2004, we were successful in expanding our non-Ford-related business, especially through our multilingual helpdesk offering and the results from our acquisitions of TechTeam A.N.E. and DSC. We expect further diversification in 2005 as a result of our acquisition of Sytel, Inc. While a major facet of our business strategy for 2005 remains to diversify our customer base and become less dependent on our business with Ford, we believe our strong performance and relationship with Ford will continue to result in increasing revenue dollars while the percentage of our total revenue derived from Ford declines, although no assurances can be given in this regard.

COMPETITION

We are engaged in a highly competitive business. While there are many companies that provide similar services, no one company dominates our industry. We frequently find ourselves competing with larger IT outsourcing companies, such as IBM, EDS, and CSC. We believe that we have a strong overall value proposition when one considers our price, quality, focus on customer satisfaction, and flexibility of our service offerings. Accordingly, we compete principally on the basis of service excellence, the ability to provide best-in-class helpdesk services, price, experience and reputation in the industry, technological capabilities, ISO quality practices, responsiveness to client needs, and referrals from existing clients.

We believe the following factors may provide us with competitive advantages over certain of our competitors:

     - Strong Internationally-Recognized Client Base -- Our existing multinational clients provide us with excellent references and a strong foundation for the development of new business.

     - Price -- Our cost structure is often lower than our major outsourcing competitors enabling us to price our services cost effectively.

     - Qualified Technical Staff -- We focus on developing and retaining high-quality, motivated talent. Our employees are trained and offered a career path to higher-level positions within the Company.

     - Quality Client-Driven Metrics and Service Excellence -- As an ISO 9001 certified company, we follow a well-defined quality system with a focus on continuous improvement. We utilize the ITIL (IT Infrastructure Library) process-based approach to managing IT support services.

     - Core Expertise and Experience -- Our ability to deliver mission critical IT and business process solutions has been well established and recognized by our diverse customer base in the IT service industry.

As noted previously, we have implemented an offshore outsourcing strategy in Romania. We anticipate that our Romanian offering will enhance our overall IT outsourcing offering because of the technicians' technical and multilingual capabilities, which are provided at a cost that is currently significantly lower than in the United States and Western Europe.

SALES AND MARKETING

Our sales and marketing objective is to leverage our expertise and global presence to develop long-term relationships with existing and potential clients both domestically and internationally. Our marketing and business development initiatives are designed to build stronger brand identity within our current vertical markets and the overall IT outsourcing marketplace. We believe that our client base provides excellent opportunities for further marketing and cross selling of our services. Our plans for increasing our visibility include market focused advertising, consultative personal visits with potential and existing clients, participation in market specific trade shows and seminars, speaking engagements, articles and white papers and our website. Our sales force is comprised of sales people that pursue new business opportunities and account managers that manage and grow relationships with existing accounts.

As we continue to diversify our business through acquisitions, we work to integrate the service offerings of our acquisitions into our global service offerings and integrate the sales forces into one integrated global sales force.

INTELLECTUAL PROPERTY

We rely upon a combination of contract provisions and trade secret laws to protect the proprietary technology we use in our operations. We also rely on a combination of copyright, trademark and trade secret laws to protect our proprietary software. We attempt to further protect our trade secrets and other proprietary information through agreements with employees and consultants. We do not hold any material patents and do not have any patent applications pending. There can be no assurance that the steps we have taken to protect our proprietary technology will be adequate to deter misappropriation of our proprietary rights or third-party development of similar proprietary software. We hold a registered trademark for TechTeam(R).

EMPLOYEES

We had total employees of 1,738 worldwide as of December 31, 2004 comprised of 1,601 technicians and operational staff, 36 sales and marketing employees, and 101 administrative employees. Our employees, with the exception of approximately 380 employees in Europe, are not represented by a labor union and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

EUROPEAN OPERATIONS

We service our clients in Europe through six wholly-owned subsidiaries: TechTeam Global Ltd., TechTeam Global NV/SA, TechTeam A.N.E. NV/SA (wholly-owned by TechTeam Global NV/SA), TechTeam Global GmbH, TechTeam Global AB, and S.C. TechTeam Global SRL. We offer services from each of our business segments in Europe. However, the majority of the revenue is currently generated in our diversified IT outsourcing services segment.

TechTeam Global Ltd., TechTeam Global GmbH, and TechTeam Global AB provide Ford and its subsidiaries with helpdesk services and technical staffing. TechTeam Global NV/SA and S.C. TechTeam Global SRL provide our clients primarily with multilingual helpdesk support. A significant portion of our business in Europe is driven by our client base in the United States. Ford and its subsidiaries are currently the only clients of TechTeam Global GmbH and TechTeam Global AB.

A summary of our international net revenue and long-lived assets is set forth in
Note 13 to our Consolidated Financial Statements in "Item 8 -- Financial Statements and Supplementary Data," which is incorporated herein by reference.

Our international business is subject to risks customarily encountered in foreign operations, including changes in a specific country or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements, and natural disasters. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar or the local currency of the subsidiary delivering the service. However, we are naturally hedged, with over 95% of our revenue being received in same currency in which we pay our expenses. While these risks are believed to be manageable, no assurances can be given in this regard.

DISCONTINUED OPERATION -- LEASING

TechTeam Capital Group, L.L.C. ("Capital Group"), a subsidiary of the Company, previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from two to five years. Capital Group ceased writing new leases in March 2000 and is in the final stages of running out its lease portfolio. At December 31, 2004, our future revenue stream from contractually committed leases was inconsequential. The primary activity that remains in winding down the leasing operation is the collection of accounts receivable, including older accounts receivable related to terminated leases, which will continue during 2005. As a result, Capital Group has been presented as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Disposal or Impairment of Long-Lived Assets." Under this statement, the operating results of Capital Group are presented separately from continuing operations in the accompanying financial statements for all periods presented. Capital Group previously was reported as a separate operating segment called Leasing Operations.

During 2003, we determined that we would not be able to obtain the value previously expected from the sale of off-lease equipment inventories and that certain estimated residual values of leased equipment were overstated due to a significant decline in the fair market value of the equipment in the secondary market. In recognition of the deterioration in these market prices, we recorded non-cash charges to earnings totaling approximately $1,677,000 during 2003 to increase our reserve for inventories and residual values. No such charges were recorded in 2002 and 2004.

ITEM 2. PROPERTIES

Our world headquarters and principal executive offices are located in Southfield, Michigan. The following table sets forth certain information regarding the principal properties used by TechTeam, all of which are leased:

                                                                   LEASE TERM BEGINNING    SQUARE
     LOCATION                          FUNCTION                     AND END (MM/DD/YR)    FOOTAGE
     --------                          --------                    --------------------   -------
Southfield, MI       World Headquarters and Helpdesk Facility       11/01/93 - 06/30/11    69,840
Brussels, Belgium    European Headquarters and Helpdesk Facility    08/01/97 - 07/31/06    53,733
Dearborn, MI         Helpdesk Facility and Training Center          04/01/97 - 09/30/08    30,182
Bucharest, Romania   Helpdesk Facility                               09/01/04 - 8/31/14    30,139
Davenport, IA        Helpdesk Facility                              10/15/99 - 10/14/09    22,263
Chantilly, VA        Headquarters of Digital Support Corporation    06/12/04 - 06/30/11    17,597
Bethesda, MD         Headquarters of Sytel, Inc.                     06/01/01 - 5/31/06    17,338
Herndon, VA          Office Space                                    02/18/99 - 8/31/06    12,003
Gent, Belgium        Headquarters of TechTeam A.N.E. NV/SA           09/01/01 - 8/31/06     6,243
Portsmouth, RI       Sales and Administrative Office                06/01/01 - 05/31/06     4,200
Gothenburg, Sweden   Sales and Administrative Office                09/01/02 - 09/30/05     1,829
Germantown, MD       Sales and Administrative Office                03/01/04 - 02/28/07     1,405

We believe the facilities we occupy are well maintained and in good operating condition. We are awaiting completion of our permanent helpdesk facility in Bucharest, Romania, which has been delayed. We anticipate being able to take possession of the permanent space, noted above, during the month of May 2005. We are currently using temporary office space, which is sufficient for the amount of business currently conducted from Romania. As the delivery of our permanent space has been delayed, we are not paying for the use of the temporary space at this time, and the landlord is incurring penalties. Except for our temporary Bucharest office space, we believe these locations are adequate to meet our needs for the foreseeable future. These facilities include general office space and computer training classrooms. Because some of our services are performed at client sites, the cost of maintaining multiple offices is minimized. As previously announced, we lost some helpdesk contracts in 2004. As these projects were delivered from our Southfield, Michigan call center, our helpdesk facility there is currently underutilized and provides space for future business expansion.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASDAQ National Stock Market(R) under the symbol "TEAM." The following table sets forth the reported high and low sales prices of our common stock for the quarters indicated as reported by the NASDAQ National Stock Market(R).

   YEAR AND QUARTER      HIGH     LOW
---------------------   ------   -----
2003
   First Quarter ....   $ 7.89   $5.73
   Second Quarter ...     7.00    5.55
   Third Quarter ....     6.95    6.00
   Fourth Quarter ...     7.38    5.68

2004
   First Quarter ....   $ 8.22   $6.79
   Second Quarter ...     9.45    6.63
   Third Quarter ....    10.89    8.56
   Fourth Quarter ...    10.38    8.35

The Company has never paid any dividends on its common stock. Any future decision as to payment of dividends will be made at the discretion of our Board of Directors and will depend upon our earnings, financial position, capital requirements, and such other factors as the Board of Directors deems relevant.

TechTeam had 430 shareholders of record as of March 1, 2005.

The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the fourth quarter of 2004:

                                                                      TOTAL NUMBER OF      MAXIMUM NUMBER OF
                                        TOTAL NUMBER     AVERAGE    SHARES PURCHASED AS   SHARES THAT MAY YET
                                          OF SHARES    PRICE PAID     PART OF PUBLICLY     BE PURCHASED UNDER
                PERIOD                    PURCHASED     PER SHARE    ANNOUNCED PROGRAMS       THE PROGRAMS
                ------                  ------------   ----------   -------------------   -------------------
October 1, 2004 to October 31, 2004          --            --                --                 650,000
November 1, 2004 to November 30, 2004        --            --                --                 650,000
December 1, 2004 to December 31, 2004        --            --                --                 650,000

A stock repurchase program to repurchase up to 1,000,000 shares of the Company's common stock was announced on February 18, 2004. The program expired on January 27, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents information derived from our consolidated financial statements for the five years ended December 31, 2004. This information should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 -- Financial Statements and Supplementary Data." The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

                                                                   YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------
           STATEMENTS OF OPERATIONS DATA                2004       2003      2002      2001      2000
           -----------------------------              --------   -------   -------   -------   -------
                                                                       (In thousands)
REVENUE
   Diversified IT outsourcing services ............   $ 74,608   $65,614   $57,675   $50,048   $59,941
   Government technology services .................     25,712     2,055     1,431     1,268     4,828
   IT consulting and systems integration ..........     19,668     8,195     7,197     6,918     9,679
   Technical staffing .............................      7,445     9,090    10,153    14,522    18,874
   Learning services ..............................        555       879     1,077     2,005     3,485
                                                      --------   -------   -------   -------   -------
TOTAL REVENUE .....................................    127,988    85,833    77,533    74,761    96,807

COST OF SERVICES DELIVERED
   Cost of services delivered .....................     96,916    67,949    58,078    55,271    73,628
   Asset impairment loss ..........................        485        --        --        --        --
                                                      --------   -------   -------   -------   -------
TOTAL COST OF SERVICES DELIVERED ..................     97,401    67,949    58,078    55,271    73,628
                                                      --------   -------   -------   -------   -------

GROSS PROFIT ......................................     30,587    17,884    19,455    19,490    23,179
   Selling, general, and administrative expense ...     24,040    18,695    17,801    21,733    22,895
   Goodwill amortization expense ..................         --        --        --       362       213
                                                      --------   -------   -------   -------   -------

OPERATING INCOME (LOSS) ...........................      6,547      (811)    1,654    (2,605)       71

OTHER INCOME (EXPENSE)
   Net interest income ............................        719     1,139       910     1,086       514
   Foreign currency transaction gain (loss) .......        (91)      920        37        --        --
   Gain on sale of joint venture ..................         --        --        --        --       322
                                                      --------   -------   -------   -------   -------
TOTAL OTHER INCOME ................................        628     2,059       947     1,086       836
                                                      --------   -------   -------   -------   -------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES ............................      7,175     1,248     2,601    (1,519)      907
   Income tax provision ...........................      2,547     1,438     1,483       587     1,060
                                                      --------   -------   -------   -------   -------

INCOME (LOSS) FROM CONTINUING OPERATIONS ..........      4,628      (190)    1,118    (2,106)     (153)
   Income (loss) from discontinued operations,
      net of tax ..................................         97      (856)      280    (1,472)    2,299
                                                      --------   -------   -------   -------   -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE ..............................      4,725    (1,046)    1,398    (3,578)    2,146
   Cumulative effect of accounting change,
      net of $0 tax ...............................         --        --    (1,123)       --        --
                                                      --------   -------   -------   -------   -------
NET INCOME (LOSS) .................................   $  4,725   $(1,046)  $   275   $(3,578)  $ 2,146
                                                      ========   =======   =======   =======   =======

                                                                  YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------
           STATEMENTS OF OPERATIONS DATA               2004      2003      2002      2001      2000
           -----------------------------              ------   -------   -------   -------   -------
                                                           (In thousands, except per share data)
BASIC EARNINGS (LOSS) PER COMMON SHARE
   Income (loss) from continuing operations .......   $ 0.49   $ (0.02)  $  0.10   $ (0.20)  $ (0.01)
   Income (loss) from discontinued operation ......     0.01     (0.09)     0.03     (0.14)     0.18
   Cumulative effect of accounting change .........       --        --     (0.10)       --        --
                                                      ------   -------   -------   -------   -------
   Total basic earnings (loss) per common share ...   $ 0.51   $ (0.10)  $  0.03   $ (0.33)  $  0.17
                                                      ======   =======   =======   =======   =======

BASIC EARNINGS PER PREFERRED SHARE
   Income from continuing operations ..............   $ 0.49   $    --       N/A       N/A       N/A
   Income from discontinued operation .............     0.01        --       N/A       N/A       N/A
   Cumulative effect of accounting change .........       --        --       N/A       N/A       N/A
                                                      ------   -------   -------   -------   -------
   Total basic earnings per common share ..........   $ 0.51   $    --       N/A       N/A       N/A
                                                      ======   =======   =======   =======   =======

DILUTED EARNINGS (LOSS) PER COMMON SHARE
   Income (loss) from continuing operations .......   $ 0.48   $ (0.02)  $  0.10   $ (0.20)  $ (0.01)
   Income (loss) from discontinued operation ......     0.01     (0.09)     0.03     (0.14)     0.18
   Cumulative effect of accounting change .........       --        --     (0.10)       --        --
                                                      ------   -------   -------   -------   -------
   Total diluted earnings (loss) per
      common share ................................   $ 0.49   $ (0.10)  $  0.02   $ (0.33)  $  0.17
                                                      ======   =======   =======   =======   =======
WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING
   Basic -- common ................................    8,660    10,066    10,957    10,771    12,554
   Basic -- preferred .............................      690       503        --        --        --
   Diluted -- common ..............................    8,904    10,066    11,103    10,771    12,554

                                                                     AS OF DECEMBER 31,
                                                      ------------------------------------------------
       STATEMENTS OF FINANCIAL POSITION DATA            2004      2003      2002      2001      2000
       -------------------------------------          -------   -------   -------   -------   --------
                                                                       (In thousands)
Current assets ....................................   $71,709   $60,600   $68,549   $58,801   $ 40,985
Current liabilities ...............................    15,628    11,522     7,869    11,746     17,840
Total assets ......................................    88,987    77,700    82,301    87,121    100,774
Long-term obligations .............................     1,699       408       376       805      4,817
Redeemable convertible preferred stock ............     5,000     5,000        --        --         --
Total shareholders' equity ........................   $66,660   $60,770   $73,320   $74,570   $ 78,117

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TechTeam is a global provider of information technology ("IT") and business process outsourcing support services to Fortune 1000 companies, multinational companies, product providers, small and mid-size companies, and government entities. Over the past 15 months, TechTeam has acquired three companies. As a result of these acquisitions, we have strategically added governmental technology services to our long-standing core businesses of corporate helpdesk, professional services/systems integration, technical staffing, and training services. In order to better describe our business following these changes, we have modified our four reporting business segments into five new reporting segments -- Diversified IT Outsourcing Services (comprised primarily of our former corporate helpdesk services segment), Government Technology Services (comprised of all services provided to government-based customers primarily by our Digital Support Corporation and Sytel subsidiaries), IT Consulting and Systems Integration (comprised primarily of our former Professional Services/Systems Integration segment), Technical Staffing, and Learning Services (formerly our training programs segment). Prior year amounts have been reclassified to reflect the current year presentation.

We grew our revenue 49.1% in 2004 and significantly improved our operating performance over 2003 by pursuing four strategic initiatives: (1) grow our overall business through strategic, accretive acquisitions both domestically and internationally, (2) expand our footprint in the IT consulting and systems integration services sector, including technology services for government-based customers, as we believe infrastructure support services and systems and software implementation services offer significant opportunity for complementary growth and improved gross margin, (3) improve operating efficiencies and profitability, primarily in our diversified IT outsourcing services operating segment, through various performance improvement and cost saving initiatives, and (4) continue our growth in Europe and establish multilingual helpdesk operations in Romania to realize operational efficiencies and cost savings from offering our customers a blended solution with our multilingual helpdesk operations in Belgium.

Pursuant to our first two strategic initiatives, we completed the acquisition of two companies -- Advanced Network Engineering NV/SA ("A.N.E.") on May 13, 2004 and Digital Support Corporation ("DSC") on December 31, 2003. A.N.E. is an information technology services and solutions company in Belgium that provides software application, network infrastructure, and systems integration services to various global, pan-European, and Belgian customers. A.N.E. is part of our IT consulting and systems integration operating segment. DSC is an information technology services and solutions company that provides network infrastructure, information assurance, enterprise application, systems integration, and hardware services and solutions to various governmental and commercial customers. Revenue and expense from DSC's government-based customers comprise the majority of our newly created government technology services operating segment, while revenue and expense from DSC's commercial customers are included in our IT consulting and systems integration operating segment. A.N.E. and DSC contributed revenue of $4.13 million and $28.1 million, respectively, in 2004, which resulted in an increase in IT consulting and systems integration revenue of 140% from 2003 to $19.7 million and an increase in government technology services revenue of $25.7 million.

Continuing to pursue our first two strategic initiatives in 2005, on January 3, 2005, we acquired Sytel, Inc. ("Sytel"), an information technology services and solutions company that provides network engineering, outsourcing services, and systems integration services principally under prime contracts and subcontracts with agencies and departments of U.S. government. Sytel had unaudited revenue and net income of $28.8 million and $1.67 million, respectively, for the year ended December 31, 2004, which is not included in the accompanying financial statements. Together, the government-based customers of Sytel and DSC will comprise the majority of our government technology services operating segment.

We believe our 2004 results also reflect progress in implementing our third strategic initiative, improving operating efficiencies and profitability through performance improvement and cost saving initiatives. In 2003 and 2004, we implemented various measures relating primarily to our diversified IT outsourcing services operating segment including consistently aligning our headcount with the level of business being generated from our customers, reducing operational office space in the U.S. and Belgium, and implementing a global performance management process to promote operational improvements. As a result, gross profit from diversified IT outsourcing services increased 40.0% to $19.1 million for the year ended December 31, 2004, from $13.6 million for the comparable period in 2003. Gross margin (gross profit as a percentage of revenue) from diversified IT outsourcing services increased to 25.6% in 2004, from 20.8% in 2003. The increase in this gross margin in 2004 was negatively impacted by a $485,000 pre-tax charge in the fourth quarter for an impairment of a software asset. Excluding the impairment charge, gross margin from diversified IT outsourcing services increased to 26.2% in 2004, from 20.8% in 2003. The increase in gross profit and gross margin (excluding the impairment charge) was primarily due to increased business with new and existing customers in Europe and realization of the aforementioned operational efficiencies and cost savings on a global basis.

Finally, we made significant progress in 2004 toward meeting our fourth strategic initiative. Revenue generated from our European operations increased 47.8% to $41.2 million in 2004, from $27.9 million in 2003. In addition, we established helpdesk operations in Bucharest, Romania, with the delivery of customer support services beginning in April 2004. Lastly, we improved our gross margin performance. Excluding revenue contributed by A.N.E., revenue generated in Europe increased 32.9% to $37.0 million in 2004, from $27.9 million in 2003, primarily due to growth in business at our Belgian and Swedish subsidiaries and the strengthening of European currencies relative to the U.S. dollar. If revenue in Europe in 2004 was translated at the average exchange rate for 2003, reported revenue would have been reduced by approximately $3.45 million. Since most of the Company's international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit and operating income is considerably less than the estimated impact on revenue.

As we look to 2005, we expect to face challenges that will likely impact our profitability in future periods. First, we are required to adopt the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") for the year ended December 31, 2005, which requires us to certify our system of internal control over financial reporting and disclosure. We expect to incur between $1.0 million to $1.5 million of incremental expense in 2005 to implement this section of the Act. These costs may increase if it is determined that significant efforts will be required to remediate control deficiencies that may be identified during implementation.

Next, we are investing in our global infrastructure to support our growth through the implementation of a new human capital management system during 2005 and 2006, which will encompass most aspects of our global human resource functions. We expect to incur approximately $600,000 to $700,000 of expense in 2005 during implementation before we begin to realize resulting operational efficiencies in future periods. We are also investing in increased sales and marketing activities to promote the Company and our service offerings and capabilities. As our customers continue to require services delivered globally, we expect to make investments necessary to establish operations in new countries from time to time.

Finally, as previously reported, a large helpdesk contract with DaimlerChrysler AG has not been renewed and the Company will lose another contract with Liberty Mutual Insurance Company on or about April 30, 2005, as the client is expected to take these services in-house. As services for these projects were delivered from our Southfield, Michigan helpdesk facility, our facility is currently underutilized.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

                                               YEAR ENDED DECEMBER 31,
                                              -------------------------    INCREASE       %
                                                2004          2003        (DECREASE)    CHANGE
                                              --------   --------------   ----------   -------
                                                         (In thousands)
REVENUE
   Diversified IT outsourcing services ....   $ 74,608       $65,614       $ 8,994      13.7%
   Government technology services .........     25,712         2,055        23,657      1151%
   IT consulting and systems integration ..     19,668         8,195        11,473     140.0%
   Technical staffing .....................      7,445         9,090        (1,645)    (18.1)%
   Learning services ......................        555           879          (324)    (36.9)%
                                              --------       -------       -------
TOTAL REVENUE                                 $127,988       $85,833       $42,155      49.1%
                                              ========       =======       =======

Revenue from our diversified IT outsourcing services increased 13.7% to $74.6 million in 2004, from $65.6 million in 2003, primarily due to growth at our Belgian and Swedish subsidiaries, and the strengthening of the euro, British pound sterling, and Swedish kroner relative to the U.S. dollar. These increases were partially offset by a contractual price reduction granted to Ford Motor Company ("Ford") effective August 1, 2004. Revenue from IT consulting and systems integration increased 140% to $19.7 million in 2004, from $8.20 million in 2003, due to our acquisitions of DSC and A.N.E. and additional business from new and existing customers in the United States. Excluding revenue contributed by DSC and A.N.E., IT consulting and systems integration revenue increased 28.3% to $10.5 million in 2004, from $8.20 million in 2003. Revenue from technical staffing decreased 18.1% to $7.45 million in 2004, from $9.09 million in 2003, primarily due to staffing reductions in the United States that were partially offset by additional business received in Europe. The increase in revenue from government technology services was attributable to our acquisition of DSC on December 31, 2003.

Revenue generated in the United States increased 49.8% to $86.8 million in 2004, from $58.0 million in 2003, due to our acquisition of DSC. Excluding revenue contributed by DSC, revenue generated in the United States increased 1.2% to $58.7 million in 2004, from $58.0 million in 2003, primarily due to additional business from new and existing customers, which was partially offset by a contractual price reduction to Ford effective August 1, 2004, as hereinafter described, and reduced volumes from established and stable help desks.

Revenue generated in Europe increased 47.8% to $41.2 million in 2004, from $27.9 million in 2003, primarily due to growth in business at our Belgian and Swedish subsidiaries, our acquisition of A.N.E., and the strengthening of European currencies relative to the U.S. dollar, which were partially offset by the contractual price reduction to Ford. Excluding revenue contributed by A.N.E., revenue generated in Europe increased 32.9% to $37.0 million in 2004, from $27.9 million in 2003. If revenue in Europe for 2004 was translated at the average exchange rate for 2003, reported revenue would have been reduced by approximately $3.45 million in 2004. Within Europe, revenue from our Belgian operation increased 62.9% to $27.3 million in 2004, from $16.8 million in 2003, primarily due to additional business from new customers, the strengthening of the euro relative to the U.S. dollar, and our acquisition of A.N.E. Excluding revenue contributed by A.N.E., revenue generated from our Belgian operation increased 38.3% to $23.2 million in 2004, from $16.8 million in 2003. If revenue from our Belgian operation in 2004 was translated at the average exchange rate for 2003, reported revenue would have been reduced by approximately $2.10 million in 2004. Since most of the Company's international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit and operating income is considerably less than the estimated impact on revenue.

Under our services agreement with Ford for its global helpdesk, we provide corporate helpdesk services on a fixed-price-per-seat, or "managed service," basis. Pursuant to the terms of the contract, we were required to reduce the price of our services on a per-seat basis effective August 1, 2004. The agreement also provides for an adjustment to the number of seats that we are compensated for supporting at Ford, adjusted up or down and applied prospectively, effective August 1, 2004. We estimate that the combination of these two events resulted in a decrease in revenue in 2004 of approximately $900,000 to $950,000. We expect to offset the majority of the reduction in revenue with continued expansion and growth in the Ford Global Helpdesk. Revenue from the Ford Global Helpdesk in 2004 was approximately $3.96 million greater than revenue from the Ford Global Helpdesk in 2003.

                                                     YEAR ENDED DECEMBER 31,
                                             ---------------------------------------
                                                    2004                 2003
                                             ------------------   ------------------
                                                         GROSS                GROSS     INCREASE       %
                                              AMOUNT   MARGIN %    AMOUNT   MARGIN %   (DECREASE)   CHANGE
                                             -------   --------   -------   --------   ----------   ------
                                                          (In thousands, except percentages)
GROSS PROFIT
   Diversified IT outsourcing services ...   $19,560     26.2%    $13,627     20.8%      $ 5,933     43.5%
   Asset impairment loss .................      (485)                  --                   (485)
                                             -------              -------                -------
      Total Diversified IT
         outsourcing services ............    19,075     25.6%     13,627     20.8%        5,448     40.0%
   Government technology
      services ...........................     6,749     26.2%        534     26.0%        6,215     1164%
   IT consulting and systems
      integration ........................     3,358     17.1%      1,871     22.8%        1,487     79.5%
   Staffing ..............................     1,301     17.5%      1,789     19.7%         (488)   (27.3)%
   Learning services .....................       104     18.7%         63      7.2%           41     65.1%
                                             -------              -------                -------
TOTAL GROSS PROFIT .......................   $30,587     23.9%    $17,884     20.8%      $12,703     71.0%
                                             =======              =======                =======

Gross profit from our diversified IT outsourcing services increased 40.0% to $19.1 million in 2004, from $13.6 million in 2003. Gross margin from diversified IT outsourcing services increased to 25.6% in 2004, from 20.8% in 2003. The increases in gross profit and gross margin from diversified IT outsourcing services were primarily due to realization of the aforementioned operational efficiencies from re-aligning our cost structure, expanding our help desk capabilities in Europe, and increased business with new and existing customers, which were partially offset by an asset impairment charge of $485,000 related to customization costs for certain software that we determined would not be utilized to deliver services to our customers or be used for any other purpose. As there are no expected future cash flows related to the customization, we recorded an impairment charge representing the net book value of these costs. Excluding the impairment charge, gross margin from diversified IT outsourcing services increased to 26.2% in 2004, from 20.8% in 2003. This improvement in gross margin was also partially offset by the impact of reductions in revenue under our Ford contract, as discussed above. Based on historical trends, we estimate that the combination of a reduced price per seat and the reduced number of seats being supported on our Ford contract reduced our gross margin on diversified IT outsourcing services by 70-90 basis points and our overall gross margin by 40-60 basis points in 2004.

Gross profit from IT consulting and systems integration increased 79.5% to $3.36 million in 2004, from $1.87 million in 2003. Gross margin from IT consulting and systems integration decreased to 17.1% in 2004, from 22.8% in 2003. The increase in gross profit and decrease in gross margin was primarily due to our acquisitions of DSC and A.N.E. and lower margin hardware sales of $3.96 million at these subsidiaries. Excluding the total gross profit contributed by DSC and A.N.E., gross profit increased 44.3% to $2.70 million, from $1.87 million in 2003, and gross margin increased to 25.7% in 2004, from 22.8% in 2003, primarily due to additional business from new and existing customers at our subsidiary, TechTeam Cyntergy, which provides deployment, training, and implementation services to companies in the hospitality, retail, food service, and other industries throughout the United States.

The increase in gross profit from government technology services of $6.22 million to $6.7 million in 2004, from $534,000 in 2003, is attributable primarily to our acquisition of DSC on December 31, 2003. Gross margin from government technology services of 26.2% in 2004 was negatively impacted by lower margin hardware sales of $5.22 million. Excluding these hardware sales, gross margin from government technology services increased to 31.2% in 2004 from 26.0% in 2003.

Gross profit from technical staffing decreased 27.3% to $1.30 million in 2004, from $1.79 million in 2003, which is consistent with the decrease in technical staffing revenue.

                                                      YEAR ENDED DECEMBER 31,
                                                     ------------------------    INCREASE       %
                                                       2004         2003        (DECREASE)   CHANGE
                                                     -------   --------------   ----------   ------
                                                               (In thousands)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense......   $24,040       $18,695        $ 5,345      28.6%
Net interest income...............................   $   719       $ 1,139        $  (420)    (36.9)%
Foreign currency transaction gain (loss)..........   $   (91)      $   920        $(1,011)   (109.9)%
Income tax provision..............................   $ 2,547       $ 1,438        $ 1,109      77.1%

Selling, general, and administrative expense increased 28.6% to $24.0 million, or 18.8% of total revenue, in 2004, from $18.7 million, or 21.8% of total revenue, in 2003, primarily due to our acquisition of DSC and A.N.E. and expense related to the Company's incentive compensation plans. Excluding revenue and expenses contributed by DSC and A.N.E., selling, general, and administrative expense increased 6.7% to $19.9 million, or 20.8% of total revenue, in 2004, from $18.7 million, or 21.8% of total revenue, in 2003. Expenses have increased to support revenue growth and expansion in Romania, but expenses as a percentage of revenue have decreased due to efforts to control costs and reduced amortization expense of $315,000 in 2004 from 2003, as certain assets have become fully amortized. Under the Company's incentive compensation plans that became effective January 1, 2004, certain members of management are entitled to bonuses as a result of our meeting specific revenue and operating income targets for 2004. We incurred approximately $1.07 million of expense under these plans in 2004, of which $239,000 was recorded to cost of services delivered.

Net interest income decreased to $719,000 in 2004, from $1.14 million in 2003, primarily due to lower average cash balances maintained in 2004, and interest income received in 2003 related to a tax refund.

Foreign currency transaction gain (loss) decreased to a loss of $(91,000) in 2004 from a gain of $920,000 in 2003, primarily due to the U.S. dollar weakening relative to the euro and British pound sterling to a greater extent in 2003 than in 2004 and lower foreign-denominated balances subject to transaction gains and losses in 2004 than in 2003.

The consolidated effective tax rate in 2004 differs from the statutory tax rate of 34% primarily due to the unfavorable tax effect of providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain foreign tax jurisdictions and state income taxes. These items are partially offset by recognizing a favorable tax benefit from the expected recovery of taxes paid in prior years and a change in estimate regarding the Company's tax liabilities for prior years. In 2003, the consolidated effective tax rate differs from the statutory rate primarily due to the unfavorable tax effect of providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain foreign tax jurisdictions and the existence of nondeductible expenses.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

                                                YEAR ENDED DECEMBER 31,
                                               ------------------------    INCREASE       %
                                                 2003         2002        (DECREASE)   CHANGE
                                               -------   --------------   ----------   ------
                                                         (In thousands)
REVENUE
   Diversified IT outsourcing services .....   $65,614       $57,675       $ 7,939      13.8%
   Government technology services ..........     2,055         1,431           624      43.6%
   IT consulting and systems integration ...     8,195         7,197           998      13.9%
   Technical staffing ......................     9,090        10,153        (1,063)    (10.5)%
   Learning services .......................       879         1,077          (198)    (18.4)%
                                               -------       -------       -------
TOTAL REVENUE ..............................   $85,833       $77,533       $ 8,300      10.7%
                                               =======       =======       =======

Revenue from our diversified IT outsourcing services increased 13.8% to $65.6 million in 2003, from $57.7 million in 2002, primarily due to increased revenue generated by our European subsidiaries and the strengthening of the euro, British pound sterling, and Swedish kroner relative to the U.S. dollar. These increases were partially offset by a contractual price reduction granted to Ford. Revenue from IT consulting and systems integration services increased 13.9% to $8.20 million in 2003, from $7.20 million in 2002, primarily due to additional business from existing customers. Revenue from technical staffing services decreased 10.5% to $9.09 million in 2003, from $10.2 million in 2002, primarily due to price concessions granted to Ford and staffing reductions, which were partially offset by additional business received from Ford in Europe.

Revenue generated in the United States decreased 3.9% to $58.0 million in 2003, from $60.3 million in 2002. The decrease in revenue in the United States was primarily due to a contractual price reduction to Ford in our diversified IT outsourcing services and technical staffing segments, and a reduction in placements in our technical staffing operating segment with Ford. The price reductions and staffing reductions adversely affected total Company revenue by approximately $2.67 million, with the majority of this effect occurring in the United States.

Revenue generated in Europe increased 62.1% to $27.9 million in 2003, from $17.2 million in 2002, primarily due to additional business from existing customers in our diversified IT outsourcing services segment, efforts to expand our multilingual help desk capabilities in Europe, and the weakening of the U.S. dollar relative to the euro and the British pound sterling. If revenue in Europe for 2003 was translated at the average exchange rate for 2002, reported revenue would have been reduced by approximately $4.63 million during 2003. Since most of the Company's international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit and operating income is considerably less than the estimated impact on revenue. Within Europe, revenue from our Belgian operation increased 94.5% to $16.8 million in 2003, from $8.6 million in 2002, due to growth in our existing customer base and the aforementioned weakening of the U.S. dollar relative to the euro. If revenue in Belgium in 2003 was translated at the average exchange rate for 2002, reported revenue would have been reduced by approximately $3.04 million during 2003. Since most of the Company's international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit and operating income is considerably less than the estimated impact on revenue.

                                            YEAR ENDED DECEMBER 31,
                                    ---------------------------------------
                                           2003                 2002
                                    ------------------   ------------------
                                                GROSS                GROSS     INCREASE       %
                                     AMOUNT   MARGIN %    AMOUNT   MARGIN %   (DECREASE)   CHANGE
                                    -------   --------   -------   --------   ----------   ------
                                                  (In thousands, except percentages)
GROSS PROFIT
   Diversified IT Outsourcing
      Services ..................   $13,627     20.8%    $15,792     27.4%      $(2,165)   (13.7)%
   Government technology
      services ..................       534     26.0%        300     21.0%          234     78.0%
   IT consulting and systems
      integration ...............     1,871     22.8%      1,657     23.0%          214     12.9%
   Technical staffing ...........     1,789     19.7%      1,482     14.6%          307     20.7%
   Learning services ............        63      7.2%        224     20.8%         (161)   (71.9)%
                                    -------              -------                -------
TOTAL GROSS PROFIT ..............   $17,884     20.8%    $19,455     25.1%      $(1,571)    (8.1)%
                                    =======              =======                =======

Gross profit from diversified IT outsourcing services decreased 13.7% to $13.6 million in 2003, from $15.8 million in 2002. Gross margin from diversified IT outsourcing services decreased to 20.8% in 2003, from 27.4% in 2002. The decreases in gross profit and gross margin from diversified IT outsourcing services were primarily due to price concessions granted to existing customers in multi-year contracts negotiated during 2002 and 2003, costs associated with the launch of new business and our expanded help desk in Belgium, and expenses related to re-aligning our cost structure in our European operations. Gross profit from IT consulting and systems integration increased 12.9% to $1.87 million in 2003, from $1.66 million in 2002. Gross margin from IT consulting and systems integration decreased slightly to 22.8% in 2003, from 23.0% in 2002. The increase in gross profit was primarily due to additional business from new and existing customers in the United States. Gross profit from technical staffing increased 20.7% to $1.79 million in 2003, from $1.48 million in 2002. Gross margin from technical staffing increased to 19.7% in 2003, from 14.6% in 2002. The increases in gross profit and gross margin from technical staffing was primarily due to the implementation of our internal cost reduction efforts.

                                                     YEAR ENDED DECEMBER 31,
                                                    ------------------------    INCREASE       %
                                                      2003         2002        (DECREASE)   CHANGE
                                                    -------   --------------   ----------   ------
                                                              (In thousands)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense.....   $18,695       $17,801         $894        5.0%
Net interest income..............................   $ 1,139       $   910         $229       25.2%
Foreign currency transaction gain................   $   920       $    37         $883       2386%
Income tax provision.............................   $ 1,438       $ 1,483         $(45)      (3.0)%

Selling, general, and administrative expense increased 5.0% to $18.7 million in 2003, from $17.8 million in 2002. This increase was primarily due to an increase of approximately $593,000 in bad debt expense primarily from three customers who declared bankruptcy in 2003, our investment in the expansion of Belgium and Romania, a full-year's impact of the costs for our office in Sweden that we opened in 2002 of approximately $200,000, and expenses incurred in reviewing acquisitions of businesses that we ultimately decided not to acquire of approximately $200,000. These increases were partially offset by various decreases including, but not limited to, reduced Michigan Single Business Tax of approximately $260,000, reduced rent expense of approximately $500,000 from less square footage being leased, and internal cost containment efforts.

Net interest income increased to $1.14 million in 2003, from $910,000 in 2002, due to higher average cash balances maintained in 2003, and interest income received in 2003 related to a tax refund.

Foreign currency transaction gain increased to $920,000 in 2003, from $37,000 in 2002, primarily due to the significant weakening of the U.S. dollar in 2003 relative to the euro and British pound sterling and higher foreign-denominated balances subject to transaction gains and losses in 2003 as compared to 2002.

The consolidated effective tax rate in 2003 differs from the statutory tax rate of 34% primarily due to the unfavorable tax effect of providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain foreign tax jurisdictions and state income taxes. In 2002, the consolidated effective tax rate differs from the statutory rate primarily due to nondeductible amortization expense and the unfavorable tax effect of providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain foreign tax jurisdictions.

On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," pursuant to which we no longer amortize goodwill beginning in 2002, but are required to subject goodwill to an annual impairment test, or more frequently if impairment indicators arise. Upon adoption of SFAS 142, we performed an impairment test of goodwill as of January 1, 2002. We first compared the estimated fair value of each reporting unit, as that term is defined by SFAS 142, with the reporting unit's carrying amount. The fair values of the reporting units were estimated using the expected present value of future cash flows. Upon completing this first step, we identified our leasing operations reporting segment whose carrying amount exceeded the fair value. As a result, we recorded a goodwill impairment loss of $1.12 million representing the remaining carrying value of this goodwill, which was recognized as the cumulative effect of an accounting change as of January 1, 2002. The goodwill related to our leasing operations segment and became impaired primarily due to our decision to exit the leasing business and a significant decline in the fair market value of the leased equipment in the secondary market.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

As set forth in "Item 1 -- Business," we have historically been heavily dependent upon two or three major clients for a substantial portion of our revenue. In 2004, Ford Motor Company was our only client to exceed the threshold for being reported as a significant customer. For the three years ended December 31, 2002, 2003, and 2004 Ford accounted for 55.9%, 52.9%, and 37.4%, respectively, of the Company's total revenue. Any loss of (or failure to retain a significant amount of business with) Ford would have a material adverse effect on the Company's operating results and liquidity.

Revenue generated through our business with Ford increased from $43.3 million in 2002 to $45.4 million in 2003 and to $47.9 million in 2004. Our business with Ford consists of helpdesk services discussed above, technical staffing, installation of new personal computer equipment through Dell Inc., and the support services provided to Volvo Car Corporation, a subsidiary of Ford Motor Company. We anticipate that that our revenue from Ford will continue to grow during 2005. Our largest contract with Ford for its Global Helpdesk is scheduled to expire on July 31, 2005. While we believe that we are well positioned to win this renewal due to our strong performance, there can be no assurance in this regard.

During 2004, our revenue generated from business with DaimlerChrysler AG accounted for less than 10% of our total revenue (for the three years ended December 31, 2002, 2003, and 2004, DaimlerChrysler accounted for 14.5%, 13.8%, and 7.7%, respectively, of the Company's total revenue). The decline in business from DaimlerChrysler is due in part to a significant decline in revenue generated from DaimlerChrysler through our leasing unit, and to the reduction in size of the DaimlerChrysler dealership helpdesk during 2004. As previously announced, the dealership helpdesk contract was awarded to another vendor in November 2004. Accordingly, while we continue to provide DaimlerChrysler with training, technical staffing, and other helpdesk services, DaimlerChrysler is not expected to exceed the threshold for being reported as a significant customer in 2005.

The Company continues to seek to diversify its client base from both a client and industry perspective. During 2004, we were successful in expanding our non-Ford-related business, especially through our multilingual helpdesk offering and the results from our acquisitions of TechTeam A.N.E. and DSC. We expect further diversification in 2005 as a result of our acquisition of Sytel, Inc. While a major facet of our business strategy for 2005 remains to diversify our customer base and become less dependent on our business with Ford, we believe our strong performance and relationship with Ford will continue to result in increasing revenue dollars while the percentage of our total revenue derived from Ford declines, although no assurances can be given in this regard.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123R, "Share-Based Payment," which replaces SFAS 123 and supersedes APB 25. SFAS 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123R is effective for the Company for awards that are granted, modified, or settled in periods beginning after June 15, 2005, or the Company's third quarter. As we use the fair value method of accounting under the original provisions of SFAS 123 for pro forma disclosure purposes, we are also required to apply the provisions of SFAS 123R in recognizing compensation cost for any portion of awards granted or modified after December 15, 1994, that are not yet vested at the date SFAS 123R is adopted. Based on the number of non-vested stock options the Company has outstanding at December 31, 2004, adoption of SFAS 123R will result in approximately $22,000 of compensation expense, net of tax, in 2005 and will not have a material affect on our financial position or operating results.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $40.4 million at December 31, 2004, as compared to $35.2 million at December 31, 2003. Cash and cash equivalents increased $5.24 million in 2004 primarily due to $8.84 million in cash provided by continuing operations, $1.39 million in proceeds from the exercise of stock options, and cash provided by discontinued operations of $974,000, which were partially offset by $2.74 million in cash used to repurchase 350,000 shares of our common stock under our stock repurchase program, $831,000 in cash used to acquire A.N.E., $205,000 in cash used to pay expenses related to our acquisition of DSC, $2.47 million in cash used for capital expenditures, and $885,000 in payments on long-term debt, primarily related to notes payable acquired in our acquisitions of DSC and A.N.E. Our operating cash flow of $10.0 million in 2004 was generated primarily by income prior to non-cash charges for depreciation and amortization of $9.57 million, and $1.19 million of operating cash flow from our discontinued operation.

Cash and cash equivalents decreased $4.24 million in 2003 to $35.2 million at December 31, 2003, from $39.4 million at December 31, 2002, primarily due to $6.50 million in cash used to acquire DSC, $12.5 million in cash used to repurchase 2,000,000 shares of our common stock under our stock repurchase programs, $4.35 million in cash used for capital expenditures, and $468,000 in payments on long-term debt of Capital Group. These decreases were partially offset by $8.31 million in cash provided by operations, $4.82 million in proceeds from the issuance of preferred stock, $544,000 in proceeds from the exercise of stock options, and $6.49 million in proceeds from the sale of marketable securities. Operating cash flow of $8.31 million in 2003 and $20.3 million in 2002 included $4.59 million and $12.1 million of operating cash flow from Capital Group, our discontinued operation.

Capital expenditures were $2.47 million in 2004, $4.35 million in 2003, and $3.44 million in 2002. The increase in capital spending in 2003 as compared to 2004 and 2002 was the result of our expansion in Europe and continued investment in newer technologies and infrastructure support. We expect our capital expenditures in 2005 to be at a comparable level to our average for the three-year period ending December 31, 2004.

Long-term cash requirements, other than for normal operating expenses, are currently anticipated for continued expansion in Europe, enhancements of existing technologies, possible repurchases of our common stock, additional consideration that is payable to the selling shareholders of DSC and A.N.E. if specific performance conditions and operating targets are met in 2005-2007, possible global expansion activities, the possible payment of Company dividends, and the possible acquisition of businesses complementary to the Company's existing business. We believe that positive cash flows from operations, together with existing cash balances, will be sufficient to meet our ongoing requirements for working capital, capital expenditures, and possible stock repurchases for the next twelve months. We have historically not paid dividends.

MATERIAL COMMITMENTS

The Company has the following contractual obligations outstanding at December 31, 2004:

                                                              REDEEMABLE
                                                             CONVERTIBLE
                                                              PREFERRED    OPERATING
       MATURITIES OF CONTRACTUAL OBLIGATIONS          DEBT      STOCK        LEASES
       -------------------------------------          ----   -----------   ---------
Less than one year.................................    $38      $   --      $ 3,867
1-3 years..........................................     --       5,000        9,086
4-5 years..........................................     --          --        5,878
Thereafter.........................................     --          --        4,898
                                                       ---      ------      -------
Total..............................................    $38      $5,000      $23,729
                                                       ===      ======      =======

Subsequent to year-end on January 3, 2005, we borrowed $15.0 million under a term loan with a bank due January 3, 2010 to finance our acquisition of Sytel, Inc.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with United States generally accepted accounting principles ("GAAP"). Under GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions can change and impact amounts reported in the future. We have identified below accounting policies that we use to make these estimates and assumptions. We consider these policies critical due to the amount of judgment uncertainty inherent in their application.

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

Based on historical losses in Belgium and Romania, we have provided a valuation allowance against the deferred tax asset related to our net operating loss carryforward in these countries. We anticipate providing a valuation allowance for any future losses incurred in Belgium and Romania. No valuation allowance has been recognized against other deferred tax assets, which are in the United States, as we believe it is more likely than not that these deferred tax assets will be realized based on estimates of future taxable income, which have considered, among other factors, the future benefits of our recent acquisitions.

No provision has been made with respect to approximately $4.58 million of undistributed earnings of foreign subsidiaries at December 31, 2004, since we have typically considered these earnings to be permanently reinvested. In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides guidance under SFAS 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 ("Jobs Act") on an enterprise's income tax expense and deferred taxes. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We have not yet evaluated the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted income tax expense or deferred taxes to reflect the repatriation provisions of the Jobs Act.

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

Our experience with delinquent accounts was adversely impacted by the bankruptcy of three customers in the third and fourth quarters of 2003, which continue to reflect the challenging economic conditions of our industry. One customer was a former reseller of our leased equipment, one customer was related to our corporate help desk services segment, and one customer was indebted to the Company as a result of a note receivable acquired with our acquisition of certain assets of Cyntergy Corporation in 2001. We are not aware of major financial difficulties at any major customer and do not anticipate large uncollectible accounts in the future.

FACTORS INFLUENCING FUTURE RESULTS

Because of the following factors, as well as other variables affecting our operating results which are not set forth below, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

IMPACT OF BUSINESS WITH MAJOR CLIENTS:

As set forth in "Item 1 -- Business," we continue to depend upon Ford and its subsidiaries for a substantial portion of our revenue. The past three years have been difficult financially for this client, and further deterioration of its financial condition could have a material adverse impact on our business as they may seek further price concessions or the termination of projects. Similarly, the loss of any significant customer or a reduction in economic activity in the automotive industry would have a material adverse impact on our business, financial condition, and results of operations.

Our two largest contracts, the Ford Global Helpdesk contract (currently scheduled to expire on July 31, 2005) and a contract with a division of the Department of Defense (currently scheduled to expire on March 31, 2005), are both up for renewal during 2005. While we believe that we are well positioned due to our strong performance to win these significant renewals, there can be no assurance in this regard.

THE EXISTENCE OF SIGNIFICANT COMPETITION:

We face intense competition in all of our markets and for all of our services. Many competitors have substantially greater resources, including more locations, greater financial resources, a larger client base, and greater name and brand recognition. These competitors may be willing to provide the same services that we do at a loss in order to attain other, more lucrative business from our customers. Due to this competition, it may be difficult for us to retain our current customers or grow our revenue outside of our current customer base.

The intense competition may result in our customers being able to demand reduced pricing in order for us to remain a preferred vendor. These pressures will likely increase due to the trend to move outsourcing services offshore to countries with lower labor costs, such as India, Malaysia, and the Philippines. Our inability to continue to execute upon our strategy to address the globalization of the support services market could have a material adverse impact on our ability to maintain and grow our customer base. Further, we may have to continue to lower the prices of our services to stay competitive, while at the same time trying to maintain or improve revenue and gross margin. If we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin and therefore our profitability could be adversely affected. Any of these circumstances could have a material adverse effect on our business, financial condition, and results of operations.

Moreover, the process to win new business tends to be long. Our diversified IT outsourcing services business models require significant changes to our customer's business processes and each customer has significant internal political difficulties with local environments giving up decentralized control of the support function. The decision makers are rarely involved in the early details of the selection process so there are multiple sales efforts -- to the team charged with selection and then to the Chief Information Officer/Chief Executive Officer/Board -- that have to occur. Our results are dependent on our ability to successfully manage the sales process and strong competition in these markets.

CONTRACT RISKS INHERENT IN OUR BUSINESS:

The great majority of our contracts, including our Ford Global Helpdesk contract, may be terminated without cause on short notice, often upon as little as 90 days' notice. Terminations and non-renewals of major contracts could have a material adverse impact upon our business, financial condition, and results of operations.

A portion of our diversified IT outsourcing services business is billed on a managed service basis (where the fee is fixed to perform specified services) as opposed to time and materials. The onset of problems in our customers' infrastructure, such as computer viruses, may require us to deploy additional resources to solve these problems. In many instances, we would not receive any additional revenue for the work performed, thereby adversely impacting our profitability.

To the extent we provide service on a per-incident or per-minute basis, our financial performance is dependent upon the volume of service requests that we receive on the project. Some of our contracts do not contain minimum guaranteed volume, so we may not always receive enough volume to pay for our costs relating to a specific contract. Also, many of our contracts contain financial penalties for our failure to meet the contractual performance service levels. If the volume is too high, we may not be able to meet the service levels. In the United States, we are able to manage this risk through changes in our staffing, but due to labor laws, our European entities do not have as much flexibility in staffing. Our inability to estimate accurately the resources and related expenses required for the managed service project or our failure to complete our contractual obligations in a manner consistent with their terms could materially and adversely affect the business.

RISKS INHERENT IN GOVERNMENT TECHNOLOGY SERVICES

We derive an increasing amount of our revenues from government contracts that typically are awarded through competitive processes and span a one-year base period and one or more option years. The unexpected termination or non-renewal of one or more of our significant contracts could result in significant revenue shortfalls. Our clients generally have the right not to exercise the option periods. In addition, our contracts typically contain provisions permitting an agency to terminate the contract on short notice, with or without cause. Following the expiration of the contract term, if the client requires further services of the type provided in the contract, there is frequently a competitive re-bidding process. We may not win any particular re-bid or be able to successfully bid on new contracts to replace those that have been terminated.

Many of the systems we support involve managing and protecting information involved in the Department of Defense and other sensitive government functions. A security breach in one of these systems could cause serious harm to our business, could result in negative publicity and could prevent us from having further access to such critically sensitive systems or other similarly sensitive areas for other governmental clients. Losses that we could incur from such a security breach could exceed the policy limits that we have for "errors and omissions" insurance.

Some of our government contracts require us, and some of our employees, to maintain security clearances. If we lose or are unable to obtain security clearances, the client can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain the required security clearances for our employees working on a particular engagement, we may not derive the revenue anticipated from the engagement, which, if not replaced with revenue from other engagements, could negatively impact our operating results.

Federal government agencies routinely audit government contracts. These agencies review a contractor's performance on its contract, pricing practices, cost structure and compliance with applicable laws, regulations and standards. An audit could result in an adjustment to our revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, while improper costs already reimbursed must be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, we could suffer harm to our reputation if allegations of impropriety were made against us.

We must comply with and are affected by federal government regulations relating to the formation, administration, and performance of government contracts. These regulations affect how we do business with our clients and may impose added costs on our business. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions or suspension or debarment from contracting with the federal government. Further, the federal government may reform its procurement practices or adopt new contracting methods relating to the GSA schedule or other government-wide contract vehicles. To the extent that we are unable to successfully comply with these regulations, our government technology services business could be negatively impacted.

RELIANCE ON SENIOR MANAGEMENT:

The success of the Company is highly dependent upon the efforts, direction, and guidance of its senior management. The only employment agreements that we currently have with the executive officers of the Company are with the President and Chief Executive Officer, the Vice President Sales and Marketing, EMEA, the President and Chief Executive Officer of Digital Support Corporation, and the President and Chief Executive Officer of Sytel, Inc. Except for Employment Agreements Relating to a Change of Control, which only apply to a change in the control of the Company, we do not have any other employment agreements with other members of our executive officer team. The loss of any of these senior executives or our inability to attract, retain, or replace key management personnel in the future, could have a material adverse effect on our business, financial condition, and results of operations.

ATTRACTION AND RETENTION OF EMPLOYEES:

Our business involves the delivery of professional services and is very labor intensive. Our success depends in large part upon our ability to attract, develop, motivate, and retain highly skilled technical, clerical, and administrative employees. Qualified personnel, especially in Washington, D.C., are in high demand. Accordingly, we expect to experience increased compensation costs that may not be offset through either increased productivity or higher customer pricing. Moreover, no assurances can be given that we will be able to attract and retain sufficient numbers of qualified employees in the future, especially when we need to expand our services in a short time period. We attempt to implement a career path model where our helpdesks are located, thereby enabling our employees to move to new jobs that require higher skill levels and pay more money. Our inability to effectively implement this business model in these locations could negatively affect our employee retention rates. Our failure to attract and retain employees could have a material adverse effect on our business, financial condition, and results of operations.

MANAGEMENT OF GROWTH BY ACQUISITION:

Our business strategy includes seeking to make complementary business acquisitions. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, and manage post-closing issues such as the integration of acquired companies or their employees. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business, including, but not limited to, the diversion of management's attention, the loss of key business and/or personnel from the acquired company, unanticipated events, legal liabilities, dilutive effect of the issuance of additional securities, and amortization of intangibles. Moreover, the financial risks continue after the integration of the company. If the business becomes impaired, there could be a non-cash partial or full write-off of the goodwill attributed to the acquisition. Transactions may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Any of these possible difficulties could have a material adverse effect on our business, financial condition, and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS:

We operate businesses in many countries outside the United States, all of which are currently located throughout Europe. As part of our business strategy, we plan to further expand our global reach to be able to deliver services from Asia and South America. As a result, we expect to continue expansion through start-up operations and acquisitions in additional countries. Expansion of our existing international operations and entry into additional countries will require management attention and financial resources. Our future revenue, gross margin, expenses, and financial condition also could suffer due to a variety of international factors, including the following:

     - changes in a country's or region's economic or political conditions, including inflation, recession, interest rate fluctuations, and unanticipated military conflicts;

     - currency fluctuations, particularly in the euro, which contribute to variations in sales of services in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

     - longer accounts receivable cycles and financial instability among customers;

     -    local labor conditions and regulations;

     - differences in cultures and languages, which impair our ability to work as an effective global team;

     -    differing political and social systems;

     -    changes in the regulatory or legal environment;

     -    differing technology standards or customer requirements;

     - difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

     -    natural and medical disasters.

To the extent that the Company does not manage its international operations successfully, its business could be adversely affected and its revenues or earnings could be reduced.

In addition, there has been an increasing amount of political discussion and debate related to worldwide outsourcing, particularly from the United States to offshore locations. While there is federal and state legislation currently pending related to this issue, it is too early to determine whether such legislation, if enacted, would have an adverse effect on the Company's results of operations and financial condition.

RISKS IN OFFSHORE MARKETS:

The industry trend to move business towards offshore markets could result in excess operating capacity in the United States, thereby increasing competition for customers. Moreover, there are no assurances that we will be able to successfully expand into and conduct business in offshore markets. The success of any offshore operation is subject to numerous contingencies, some of which are beyond management control, including general and regional economic conditions, prices for our services, competition, changes in regulation, and other risks. Any failure in our strategy could have a material adverse effect on our business, financial condition, and results of operations. See "Risks Associated with International Operations."

Our customers are primarily attracted to a reduction in cost of our services as a result of delivery from an offshore location, and they are looking to enter into long-term contracts to provide monthly services with a price that does not adjust significantly with inflation. When a number of service providers enter these offshore locations, the competition for employees increases, causing turnover and increasing labor costs. In these circumstances, the Company bears the risk of inflation, which could result in our costs increasing faster than we can improve technician productivity.

CURRENCY FLUCTUATIONS:

We serve an increasing number of our U.S.-based customers using helpdesks in Europe. Some of these contracts are priced in U.S. dollars, while a substantial portion of our costs are incurred in Romanian lei or the euro. Thus, we are subject to a foreign currency exchange risk. Although we enter into contracts to limit potential foreign currency exposure, the Company does not fully hedge this exposure. As a result, our gross profit may be reduced on these contracts.

MANAGEMENT OF CAPACITY AND PROJECTS:

The Company's ability to profit from the global trend toward outsourcing depends in part on how effectively it manages its helpdesk capacity. There are several factors and trends that have intensified the challenge of resource management. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, the Company must consider opening new helpdesk facilities. The opening or expansion of a helpdesk facility may result, at least in the short term, in idle capacity until any new or expanded program is implemented fully. The Company periodically assesses the expected long-term capacity utilization of its helpdesk facilities. As a result, it may, if deemed necessary, consolidate, close or partially close under-performing helpdesk facilities in order to maintain or improve targeted utilization and margins. There can be no assurance that the Company will be able to achieve or maintain optimal utilization of its helpdesk capacity. If the Company does not effectively manage its capacity, its results of operations could be adversely affected.

With the inclusion of our Romanian helpdesk facility, we have significantly increased the amount of business that we are performing for the same customers from more than one location. Multi-site delivery increases the complexity of the service provided, including but not limited to managing call volume and resources. The inability of the Company to manage the different cultures and personnel to deliver consistent quality from different sites could reduce the Company's profitability and results of operation.

TECHNOLOGICAL CHANGES; DEPENDENCE ON TECHNOLOGY; INTERRUPTION OF
TELECOMMUNICATIONS:

Our success depends in part on our ability to develop IT solutions that keep pace with continuing changes in the IT industry, evolving industry standards, and changing client preferences. There can be no assurance that we will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. For example, our Support Portal offering is comprised of our proprietary incident management tool and software developed and sold by software companies. We have integrated this software into the Support Portal. During this time, there have been other tools developed by other competitors and software vendors that can match the functionality of the Support Portal. If these other tools can provide similar or better functionality at a lower effective cost, or if our software vendors go out of business, we could have a product and service offering that will lose its marketability. The cost to update our incident management tool and change the third party software comprising the Support Portal could be significant. Our inability to effectively keep pace with continuing changes in the IT industry could have a material adverse effect on our business, financial condition, and results of operations.

Moreover, experienced computer programmers and hackers may be able to penetrate our network security, or that of our customers, and misappropriate our confidential information, create system disruptions, or cause shutdowns. As a result, we could incur significant expenses in addressing problems created by security breaches of our network. Moreover, we could lose existing or potential customers for information technology outsourcing services or other information technology solutions, or incur significant expenses in connection with our customers' system failures. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design and manufacture, including "bugs" and other problems that can unexpectedly interfere with the operation of our systems. The costs to eliminate or alleviate security problems, viruses, worms, and bugs could be significant, and the efforts to address these problems could result in interruptions, delays, or cessation of service.

Our operations are dependent upon our ability to protect our helpdesk facility and our information databases against damages that may be caused by fire and other disasters, power failure, telecommunications failures, unauthorized intrusion, computer viruses, and other emergencies. The temporary or permanent loss of such systems could have a material adverse effect on our business, financial condition, and results of operations. Notwithstanding precautions we have taken to protect ourselves and our clients from events that could interrupt delivery of our services, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, computer virus, firewall breach, or other event would not result in a prolonged interruption in our ability to provide support services to our clients. As we commence delivering services from an offshore location, the risks attendant to interruption of telecommunications increase. Any interruption to our data or voice telecommunications networks could have a material adverse effect on our business, financial condition, and our results of operations.

ECONOMIC WEAKNESS:

Our revenue and gross profit depend significantly on general economic conditions and the demand for our services in the markets in which we compete. Softened demand for our services caused by economic weakness and constrained information technology spending over the past several years has resulted, and may result in the future, in decreased revenue, gross profit, earnings, or growth rates and problems with our ability to realize customer receivables. In addition, customer financial difficulties have resulted, and could in the future result, in increases in bad debt write-offs and additions to reserves in our receivables portfolio. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects, and stock price.

HEALTH CARE AND OTHER BENEFIT COSTS:

Health care and other benefit costs continue to increase. Our business is labor intensive, and therefore we have exposure to these increasing healthcare benefit costs. While we attempt to compensate for these escalating costs in our business cost models and customer pricing and have passed along some of these increased costs to our employees, we have long-term, generally fixed-price pricing agreements with our customers.

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

VOLATILITY OF STOCK PRICE:

The market price of our common stock has fluctuated over a wide range during the past several years and may continue to do so in the future. (See "Item 5 -- Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities"). The market price of our common stock could be subject to significant fluctuations in response to various factors or events, including, among other things, the depth and liquidity of the trading market for our common stock, public float in our common stock, quarterly variations in our operating results, actual versus anticipated operating results, growth rates, market conditions in the industry in which we compete, announcements by competitors, regulatory actions, litigation (including class action litigation), and general economic conditions. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of technology companies. As a result of the foregoing, our operating results and future prospects at various times may be below the expectations of public market analysts and investors. Any such event could have a material adverse effect on the price of our common stock.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market exposure from changes in foreign currency exchange rates. We do not have any material market risk related to interest rates as our debt obligations have fixed interest rates and short lives.

We are subject to the risk of changes in foreign currency exchange rates due to our global operations as we provide services in the United States and Europe. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we provide services. Our operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies; specifically the euro, British pound sterling, Swedish kroner, and Romanian lei. As currency exchange rates change, translation of the statements of operations of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally.

At December 31, 2004 and 2003, our net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $16.6 million and $8.93 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $1.66 million and $893,000 at December 31, 2004 and 2003, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates yet exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Certain of our trade receivables at our international subsidiaries are denominated in currencies other than the local currency of the TechTeam entities that deliver the service. In December 2004, we entered into a foreign currency option contract to manage the Company's exposure to fluctuations in the exchange rate between the U.S. dollar and euro. Under the option contract, we may sell an aggregate of $2,300,000 (notional amount) in monthly transactions, at our option, and purchase euros at a fixed exchange rate. The fair value of the option contract was $41,000 at December 31, 2004, which represents the difference between the exchange rate at December 31, 2004 and the fixed rate in the contract applied to the notional amount. We do not enter into derivatives or similar instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of TechTeam Global, Inc. and Subsidiaries are included in this Item 8:

                                                                            PAGE
                                                                           -----
Report of Independent Registered Public Accounting Firm ................     32
Consolidated Statements of Operations -- Years Ended
   December 31, 2004, 2003, and 2002 ...................................     33
Consolidated Statements of Comprehensive Income (Loss) -- Years
   Ended December 31, 2004, 2003, and 2002 .............................     34
Consolidated Statements of Financial Position --
   December 31, 2004 and 2003 ..........................................   35-36
Consolidated Statements of Shareholders' Equity --
   Years Ended December 31, 2004, 2003, and 2002 .......................     37
Consolidated Statements of Cash Flows -- Years Ended
   December 31, 2004, 2003, and 2002 ...................................     38
Notes to the Consolidated Financial Statements .........................   39-61

The following financial statement schedules of TechTeam Global, Inc. and Subsidiaries are included pursuant to the requirements of Item 15(c):

Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003, and 2002

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission and for which the information is not already included in the financial statements are not required under the related instructions or are not applicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND SHAREHOLDERS
TECHTEAM GLOBAL, INC.

We have audited the accompanying consolidated statements of financial position of TechTeam Global, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechTeam Global, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.


                                        /s/ Ernst & Young LLP

Detroit, Michigan
February 9, 2005

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                                             YEAR ENDED DECEMBER 31,
                                                                          ----------------------------
                                                                            2004       2003      2002
                                                                          --------   -------   -------
REVENUE
   Diversified IT outsourcing services ................................   $ 74,608   $65,614   $57,675
   Government technology services .....................................     25,712     2,055     1,431
   IT consulting and systems integration ..............................     19,668     8,195     7,197
   Technical staffing .................................................      7,445     9,090    10,153
   Learning services ..................................................        555       879     1,077
                                                                          --------   -------   -------
TOTAL REVENUE .........................................................    127,988    85,833    77,533
                                                                          --------   -------   -------
COST OF SERVICES DELIVERED
   Cost of services delivered .........................................     96,916    67,949    58,078
   Asset impairment loss ..............................................        485        --        --
                                                                          --------   -------   -------
TOTAL COST OF SERVICES DELIVERED ......................................     97,401    67,949    58,078
                                                                          --------   -------   -------
GROSS PROFIT ..........................................................     30,587    17,884    19,455
   Selling, general, and administrative expense .......................     24,040    18,695    17,801
                                                                          --------   -------   -------
OPERATING INCOME (LOSS) ...............................................      6,547      (811)    1,654
   Net interest income ................................................        719     1,139       910
   Foreign currency transaction gain (loss) ...........................        (91)      920        37
                                                                          --------   -------   -------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .................      7,175     1,248     2,601
   Income tax provision ...............................................      2,547     1,438     1,483
                                                                          --------   -------   -------
INCOME (LOSS) FROM CONTINUING OPERATIONS ..............................      4,628      (190)    1,118
   Income (loss) from discontinued operation, net of tax provision
      (credit) of $50 in 2004, $(1,028) in 2003, and $144 in 2002 .....         97      (856)      280
                                                                          --------   -------   -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...........      4,725    (1,046)    1,398
   Cumulative effect of accounting change, net of $0 tax ..............         --        --    (1,123)
                                                                          --------   -------   -------
NET INCOME (LOSS) .....................................................      4,725   $(1,046)  $   275
                                                                          ========   =======   =======
BASIC EARNINGS (LOSS) PER COMMON SHARE
   Income (loss) from continuing operations ...........................   $   0.49   $ (0.02)  $  0.10
   Income (loss) from discontinued operation ..........................       0.01     (0.09)     0.03
   Cumulative effect of accounting change .............................         --        --     (0.10)
                                                                          --------   -------   -------
   Total basic earnings (loss) per common share .......................   $   0.51   $ (0.10)  $  0.03
                                                                          ========   =======   =======
BASIC EARNINGS PER PREFERRED SHARE
   Income from continuing operations ..................................   $   0.49   $    --       N/A
   Income from discontinued operation .................................       0.01        --       N/A
   Cumulative effect of accounting change .............................         --        --       N/A
                                                                          --------   -------   -------
   Total basic earnings per preferred share ...........................   $   0.51   $    --       N/A
                                                                          ========   =======   =======
DILUTED EARNINGS (LOSS) PER COMMON SHARE
   Income (loss) from continuing operations ...........................   $   0.48   $ (0.02)  $  0.10
   Income (loss) from discontinued operation ..........................       0.01     (0.09)     0.03
   Cumulative effect of accounting change .............................         --        --     (0.10)
                                                                          --------   -------   -------
   Total diluted earnings (loss) per common share .....................   $   0.49   $ (0.10)  $  0.02
                                                                          ========   =======   =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   AND COMMON SHARE EQUIVALENTS OUTSTANDING
   Basic--common ......................................................      8,660    10,066    10,957
   Basic--preferred ...................................................        690       503        --
   Diluted--common ....................................................      8,904    10,066    11,103

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                      (In thousands, except per share data)

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          2004      2003    2002
                                                         ------   -------   ----
NET INCOME (LOSS), AS SET FORTH IN THE CONSOLIDATED
   STATEMENTS OF OPERATIONS ..........................   $4,725   $(1,046)  $275

OTHER COMPREHENSIVE INCOME
   Foreign currency translation adjustment ...........    2,193       526    383
                                                         ------   -------   ----
COMPREHENSIVE INCOME (LOSS) ..........................   $6,918   $  (520)  $658
                                                         ======   =======   ====

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                 (In thousands)

                                                                                         DECEMBER 31,
                                                                                     -------------------
                                                                                       2004       2003
                                                                                     --------   --------
                                         ASSETS

CURRENT ASSETS
   Cash and cash equivalents ....................................................     $ 40,436   $ 35,195
   Accounts receivable (less allowances of $912 and $637 at December 31, 2004
     and 2003, respectively) ....................................................       28,888     22,434
   Prepaid expenses and other ...................................................        2,288      1,688
   Deferred income taxes ........................................................           --        224
   Net current assets of discontinued operation .................................           97      1,059
                                                                                      --------   --------
   TOTAL CURRENT ASSETS .........................................................       71,709     60,600
                                                                                      --------   --------

PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
   Computer equipment and office furniture ......................................       22,768     20,610
   Software .....................................................................       11,545     11,093
   Leasehold improvements .......................................................        4,822      4,522
   Transportation equipment .....................................................          321        269
                                                                                      --------   --------
                                                                                        39,456     36,494
   Less -- Accumulated depreciation and amortization ............................      (31,074)   (26,590)
                                                                                      --------   --------
   NET PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE ..............................        8,382      9,904
                                                                                      --------   --------

OTHER ASSETS
   Goodwill .....................................................................        4,768      2,099
   Intangible assets, net .......................................................        3,672      3,634
   Deferred income taxes ........................................................           --      1,011
   Net noncurrent assets of discontinued operation ..............................           15        308
   Other ........................................................................          441        144
                                                                                      --------   --------
   TOTAL OTHER ASSETS ...........................................................        8,896      7,196
                                                                                      --------   --------
TOTAL ASSETS ....................................................................     $ 88,987   $ 77,700
                                                                                      ========   ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                      (In thousands, except share amounts)

                                                                                       DECEMBER 31,
                                                                                    -----------------
                                                                                      2004      2003
                                                                                    -------   -------
                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of notes payable .............................................   $    27   $   687
   Accounts payable .............................................................     3,707     2,776
   Accrued payroll, related taxes, and withholdings .............................     7,485     4,692
   Accrued expenses .............................................................     2,217     1,369
   Accrued income taxes .........................................................       644       922
   Deferred revenue .............................................................     1,380       746
   Deferred income taxes ........................................................       156        --
   Current liabilities of discontinued operation ................................        12       330
                                                                                    -------   -------
   TOTAL CURRENT LIABILITIES ....................................................    15,628    11,522
                                                                                    -------   -------

LONG-TERM LIABILITIES
   Long-term liabilities ........................................................       414       397
   Deferred income taxes ........................................................     1,285        --
   Long-term debt of discontinued operation .....................................        --        11
                                                                                    -------   -------
   TOTAL LONG-TERM LIABILITIES ..................................................     1,699       408
                                                                                    -------   -------

REDEEMABLE CONVERTIBLE PREFERRED STOCK, 5,000,000 shares authorized, 689,656 shares issued and outstanding; liquidation preference of
   $5,000 at December 31, 2004 ..................................................     5,000     5,000

SHAREHOLDERS' EQUITY
   Common stock, par value $0.01, 45,000,000 shares authorized, 8,767,037 and
      8,817,265 shares issued and outstanding
      at December 31, 2004 and 2003, respectively ...............................        88        88
   Additional paid-in capital ...................................................    59,437    59,932
   Unamortized deferred compensation ............................................      (533)       --
   Retained earnings ............................................................     4,793        68
   Accumulated other comprehensive income .......................................     2,875       682
                                                                                    -------   -------
   TOTAL SHAREHOLDERS' EQUITY ...................................................    66,660    60,770
                                                                                    -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................   $88,987   $77,700
                                                                                    =======   =======

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                                                                      ACCUMULATED
                                                                            UNAMORTIZED                  OTHER           TOTAL
                                                            ADDITIONAL       DEFERRED     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                          COMMON STOCK   PAID-IN CAPITAL   COMPENSATION   EARNINGS   INCOME (LOSS)       EQUITY
                                          ------------   ---------------   ------------   --------   -------------   -------------
BALANCE AT JANUARY 1, 2002 ............       $109          $ 73,849          $  --       $   839       $ (227)        $ 74,570
   Proceeds from issuance of shares
      under stock option plans ........          2               931             --            --           --              933
   Common stock issued to 401(k)
      plan and directors ..............         --               114             --            --           --              114
   Compensation expense related
      stock options granted ...........         --               432             --            --           --              432
   Purchase of common stock ...........         (4)           (3,419)            --            --           --           (3,423)
   Net income for 2002 ................         --                --             --           275           --              275
   Foreign currency translation
      adjustment ......................         --                --             --            --          383              383
   Other ..............................         --                36             --            --           --               36
                                              ----          --------          -----       -------       ------         --------
BALANCE AT DECEMBER 31, 2002 ..........        107            71,943             --         1,114          156           73,320
   Proceeds from issuance of shares
      under stock option plans ........          1               543             --            --           --              544
   Common stock issued to directors ...         --                52             --            --           --               52
   Purchase of common stock ...........        (20)          (12,525)            --            --           --          (12,545)
   Net loss for 2003 ..................         --                --             --        (1,046)          --           (1,046)
   Foreign currency translation
      adjustment ......................         --                --             --            --          526              526
   Other ..............................         --               (81)            --            --           --              (81)
                                              ----          --------          -----       -------       ------         --------
BALANCE AT DECEMBER 31, 2003 ..........         88            59,932             --            68          682           60,770
   Proceeds from issuance of shares
      under stock option plans ........          3             1,384             --            --           --            1,387
   Common stock issued to directors ...         --                65             --            --           --               65
   Purchase of common stock ...........         (3)           (2,741)            --            --           --           (2,744)
   Restricted stock to be awarded .....         --               533           (533)           --           --               --
   Net income for 2004 ................         --                --             --         4,725           --            4,725
   Foreign currency translation
      adjustment ......................         --                --             --            --        2,193            2,193
   Other ..............................         --               264             --            --           --              264
                                              ----          --------          -----       -------       ------         --------
BALANCE AT DECEMBER 31, 2004 ..........       $ 88          $ 59,437          $(533)      $ 4,793       $2,875         $ 66,660
                                              ====          ========          =====       =======       ======         ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                        YEAR ENDED DECEMBER 31,
                                                                     -----------------------------
                                                                       2004      2003       2002
                                                                     -------   --------   --------
OPERATING ACTIVITIES
   Net income (loss) .............................................   $ 4,725   $ (1,046)  $    275
   (Income) loss from discontinued operation .....................       (97)       856       (280)
   Other adjustments to reconcile net income (loss) to net cash provided by operating activities: ..........................
         Depreciation ............................................     4,369      3,826      3,469
         Amortization ............................................       478        793        878
         Non-cash expense related to stock options and common
            stock issued to 401(k) plan and directors ............       329        150        583
         Provision (credit) for deferred income taxes ............     1,186        (21)       418
         Provision (credit) for uncollectible accounts ...........       220        600        (22)
         Other ...................................................        12          8         (9)
         Changes in operating assets and liabilities-
            Accounts receivable ..................................    (4,172)    (3,957)      (133)
            Prepaid expenses and other assets ....................      (779)      (408)       297
            Accounts payable .....................................      (102)       340       (286)
            Accrued payroll, related taxes, and withholdings .....     2,383        342        426
            Refundable and accrued income taxes ..................      (368)     2,389      2,878
            Deferred revenue .....................................       624        273       (751)
            Accrued expenses and other liabilities ...............        33       (426)       513
         Net operating cash flow from discontinued operation .....     1,193      4,593     12,080
                                                                     -------   --------   --------
      Net cash provided by operating activities ..................    10,034      8,312     20,336
                                                                     -------   --------   --------

INVESTING ACTIVITIES

   Purchases of property, equipment, and software ................    (2,465)    (4,353)    (3,441)
   Cash paid for acquisitions, net of cash acquired ..............    (1,036)    (6,504)        --
   Purchases of securities available for sale ....................        --    (15,163)   (21,805)
   Proceeds from sales of securities available for sale ..........        --     21,655     20,634
   Other .........................................................        --         49         (3)
   Net investing cash flow from discontinued operation ...........        --         21         46
                                                                     -------   --------   --------
      Net cash used in investing activities ......................    (3,501)    (4,295)    (4,569)
                                                                     -------   --------   --------

FINANCING ACTIVITIES

   Proceeds from issuance of common stock ........................     1,387        544        933
   Purchase of Company common stock ..............................    (2,744)   (12,545)    (3,423)
   Payments on long-term borrowings ..............................      (885)        --         --
   Proceeds from issuance of preferred stock .....................        --      4,820         --
   Net financing cash flow from discontinued operation ...........      (219)      (468)    (4,476)
                                                                     -------   --------   --------
      Net cash used in financing activities ......................    (2,461)    (7,649)    (6,966)
                                                                     -------   --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS .....     1,169       (608)       383
                                                                     -------   --------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................     5,241     (4,240)     9,184
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...................    35,195     39,435     30,251
                                                                     -------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR .........................   $40,436   $ 35,195   $ 39,435
                                                                     =======   ========   ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND BASIS OF PRESENTATION:

TechTeam Global, Inc. ("TechTeam" or the "Company" or "we") is a global provider of information technology and business process outsourcing support services to Fortune 1000 companies, multinational companies, product providers, small and mid-size companies, and government entities. TechTeam also offers other services, including technology deployment and migration services, consulting, systems integration, training, and technical staffing. TechTeam provides support services globally through our wholly-owned subsidiaries: TechTeam Global NV/SA and its subsidiary TechTeam A.N.E. NV/SA; TechTeam Global Ltd.; TechTeam Global GmbH; TechTeam Global AB; S.C. TechTeam Global SRL; TechTeam Cyntergy, L.L.C.; Digital Support Corporation; and TechTeam Asia Pacific (Private) Ltd. Our other wholly-owned subsidiary is TechTeam Capital Group, L.L.C. ("Capital Group"), an equipment leasing business that is winding down its operations and which has been presented as a discontinued operation in the accompanying consolidated financial statements for all periods presented (see Note 4).

The consolidated financial statements include the accounts of TechTeam Global, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates. Our significant estimates include realization of deferred tax assets and reserves for uncollectible accounts receivable.

CASH AND CASH EQUIVALENTS:

Cash includes both interest bearing and non-interest bearing deposits, which are available on demand. Cash equivalents include all liquid investments with maturities of three months or less when purchased, including money market funds held at banks and other financial institutions.

In connection with our revolving line-of-credit agreement with Standard Federal Bank, N.A. (see Note 5), outstanding borrowings are collateralized by a compensating balance cash deposit required to be held at the bank equal to the amount of any outstanding borrowings. There were no borrowings or compensating balance cash deposits outstanding at December 31, 2004. On January 3, 2005, the Company borrowed $15,000,000 under the agreement, which is collateralized by a cash deposit of the same amount.

ACCOUNTS RECEIVABLE:

We periodically review our accounts receivable balances for collectibility based on a combination of historical experience and existing economic conditions. The definition of "delinquent accounts" is based on the governing contractual terms. Delinquent accounts and balances are reserved when we determine they are more likely than not to become uncollectible. Most of our customers are large, well-capitalized entities. We do not require collateral and do not charge interest on past due balances.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE:

Property, equipment, and purchased software for internal use are stated at cost. Computer equipment, office furniture, and transportation equipment are depreciated using the straight-line method over their estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the improvements or the term of the lease. Software is amortized over three to seven years.

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, we estimate the undiscounted cash flows of the long-lived assets over their remaining lives to evaluate whether the costs are recoverable. In the fourth quarter of 2004, we determined that customization costs for certain software related to our help desk operations would not be utilized to deliver services to our customers or be used for any other purpose. Since we expect no future cash flows related to the customization, we recorded an impairment loss of $485,000 in our diversified IT outsourcing services operating segment, which represented the net book value of these costs. We did not record an impairment loss in 2003 or 2002.

GOODWILL AND OTHER INTANGIBLE ASSETS:

As required, on January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result, beginning in 2002, we no longer amortize goodwill, but are required to subject goodwill to an annual impairment test, or more frequently if impairment indicators arise. Separable intangible assets that have definite lives continue to be amortized on a straight-line basis over their estimated useful lives.

Upon adoption of SFAS 142, we performed an impairment test of goodwill as of January 1, 2002. We first compared the estimated fair value of each reporting unit, as that term is defined by SFAS 142, with the reporting unit's carrying amount. The fair values of the reporting units were estimated using the expected present value of future cash flows. Upon completing this first step, we identified our leasing operations reporting segment whose carrying amount exceeded the fair value. We then allocated the estimated fair value of our leasing operations to its assets and liabilities and recorded a goodwill impairment loss of $1,123,000, which has been recognized as the cumulative effect of an accounting change as of January 1, 2002, in the accompanying consolidated statements of operations. The goodwill related to our leasing operations segment became impaired primarily due to our decision to exit the leasing business and a significant decline in the fair market value of the leased equipment in the secondary market. Our leasing operation has been presented as a discontinued operation in the accompanying consolidated financial statements for all periods presented (see Note 4).

On May 13, 2004, TechTeam Global NV/SA, the Company's wholly-owned subsidiary in Belgium, completed the acquisition of all of the outstanding stock of Advanced Network Engineering NV/SA ("A.N.E."). On December 31, 2003, we acquired all of the outstanding capital stock of Digital Support Corporation ("DSC") (see "Note 3 -- Acquisitions"). The goodwill from the A.N.E. acquisition is related to our IT consulting and systems integration operating segment and the goodwill from the DSC acquisition is related to our government technology services operating segment. All goodwill will not be amortized, but instead will be subject to annual impairment testing. No impairment charges were recorded in 2004 and 2003.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Changes in the carrying amount of goodwill consist of the following:

                                        DIVERSIFIED IT   GOVERNMENT   IT CONSULTING
                                          OUTSOURCING    TECHNOLOGY    AND SYSTEMS      LEASING
                                           SERVICES       SERVICES     INTEGRATION    OPERATIONS    TOTAL
                                        --------------   ----------   -------------   ----------   -------
                                                                  (In thousands)
Balance as of January 1, 2002........        $371          $   --          $ --        $ 1,123     $ 1,494
   Impairment loss...................          --              --            --         (1,123)     (1,123)
                                             ----          ------          ----        -------     -------
Balance as of December 31, 2002......         371              --            --             --         371
   Goodwill acquired.................          --           1,728            --             --       1,728
                                             ----          ------          ----        -------     -------
Balance as of December 31, 2003......         371           1,728            --             --       2,099
   Goodwill acquired.................          --           2,102           512             --       2,614
   Effect of exchange rate changes...          --              --            55             --          55
                                             ----          ------          ----        -------     -------
Balance as of December 31, 2004......        $371          $3,830          $567        $    --     $ 4,768
                                             ====          ======          ====        =======     =======

Other intangible assets consist of the following:

                                          DECEMBER 31, 2004       DECEMBER 31, 2003
                                        ---------------------   ---------------------
                                                  ACCUMULATED             ACCUMULATED   AMORTIZATION
                                         COST    AMORTIZATION    COST    AMORTIZATION      PERIOD
                                        ------   ------------   ------   ------------   ------------
                                                               (In thousands)
Customer relationships-- DSC ........   $3,367       $337       $3,367       $ --         10 years
Customer relationships-- Cyntergy ...      701        525          701        434          5 years
Customer relationships-- A.N.E ......      515         49           --         --          6 years
                                        ------       ----       ------       ----
                                        $4,583       $911       $4,068       $434
                                        ======       ====       ======       ====

The useful life of amortizable intangible assets is determined based on the period from which we expect to realize cash flows from these assets and considers, among other items, ability and cost to renew contracts with similar terms and conditions and historical customer retention rates.

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

Our expected amortization expense for intangible assets held at December 31, 2004 is as follows: $511,000 for 2005, $511,000 for 2006, $423,000 for 2007,
$423,000 for 2008, and $423,000 for 2009.

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

REVENUE RECOGNITION:

Under all situations, revenue is not recognized until earned, which is when persuasive evidence of an arrangement exists, services have been provided, the revenue terms are fixed and determinable, and collectibility is reasonably assured. Greater than 95% of our services are delivered as a "monthly service" and not over multiple periods.

We earn revenue under our diversified IT outsourcing services operating segment under one of the following four models: (1) time and materials contracts under which we bill an agreed rate for each help desk agent based on the number of units (i.e., hours or days) the individual agent worked during the month; (2) per-transaction contracts under which we bill an agreed rate per incident handled during a month or per minute for the length of the telephone call for the incident; (3) fixed monthly fee contracts under which we agree to provide all of the agreed-upon scheduled services on a monthly basis for a fixed monthly fee; and (4) per-seat contracts under which we agree to provide agreed-upon scheduled services for a monthly fee that is determined by multiplying the number of users supported at the customer by the monthly per-seat fee. Within the diversified IT outsourcing services operating segment, we also refer to our fixed-fee and per-seat contracts as "managed service" contracts. Many of our contracts that we bill on a per-incident basis contain a minimum monthly fee, which is derived by multiplying the agreed-upon forecast of anticipated incidents by an agreed-upon minimum percentage. Under this arrangement, we receive a minimum revenue amount for having committed to provide a specific level of staff to support the services projected during a month. Since we invoice the customer for the minimum fee and do not reduce future billings, we recognize the minimum fee as revenue in the month in which the incidents are below the customer's minimum forecast. Incident resolution usually occurs in the same month that incidents are reported. Under our managed service contracts, we generally do not incur material costs in a future month to complete a service obligation that arose in a prior month. In those instances where our service obligation is not complete for a month and we expect to incur more than immaterial costs in a future month, we will defer an amount of revenue that represents the fair value of that service obligation.

Revenue from all other services that we provide under our other operating segments -- government technology services, IT consulting and systems integration, technical staffing, and learning services -- is earned under time and materials contracts and, to a much lesser extent, fixed-fee contracts. Under time and materials contracts, we bill an agreed rate for each unit of service (i.e., hour or day) delivered during a month as a monthly service. We perform a limited amount of work on a fixed-fee basis. Most of these jobs are of a short duration and revenue under these projects is recognized when the work is completed. In a few circumstances, we perform larger projects on a fixed-fee basis over an extended period of time. Revenue is recognized under these contracts based upon our progress toward completing contract milestones using labor incurred to assess our progress. We accrue for anticipated losses under these contracts when the losses become evident.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FOREIGN CURRENCY TRANSLATION:

We translate the assets and liabilities of our non-U.S. subsidiaries into U.S. dollars based on the prevailing exchange rate at each respective balance sheet date. We translate revenue and expenses into U.S. dollars based on the average exchange rate for the period. Cumulative translation adjustments are included as a separate component of shareholders' equity as accumulated other comprehensive income. Currency transaction gains or losses are generally derived from receivables and payables stated in a currency other than the local currency, and are recognized as income or expense in the accompanying consolidated statements of operations.

STOCK-BASED COMPENSATION:

We account for stock-based compensation awards granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The effect on net income (loss) and earnings (loss) per share had compensation costs been recognized based on the fair value method prescribed by SFAS 123, "Accounting for Stock-Based Compensation," is as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                -------------------------------------
                                                                        2004      2003     2002
                                                                      -------   -------   ------
                                                                (In thousands, except per share data)
Reported net income (loss) ..................................         $ 4,725   $(1,046)  $  275
Add: Total stock-based compensation expense included
   in reported net income (loss), net of tax ................              43        43      317
Deduct: Total stock-based compensation expense determined
   under the fair value method for all awards, net of tax ...          (1,073)     (468)    (741)
                                                                      -------   -------   ------
Pro forma net income (loss) .................................         $ 3,695   $(1,471)  $ (149)
                                                                      =======   =======   ======
Basic earnings (loss) per common share:
   As reported ..............................................         $  0.51   $ (0.10)  $ 0.03
   Pro forma ................................................         $  0.40   $ (0.15)  $(0.01)
Basic earnings per preferred share:
   As reported ..............................................         $  0.51   $    --      N/A
   Pro forma ................................................         $  0.40   $    --      N/A
Diluted earnings (loss) per common share:
   As reported ..............................................         $  0.49   $ (0.10)  $ 0.02
   Pro forma ................................................         $  0.39   $ (0.15)  $(0.01)

The fair value of stock-based compensation was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002 through 2004: a range of risk-free interest rates of 1.21% to 7% based on the expected life of the options; a weighted average volatility factor of the expected market price of our common stock of 53% in 2004, 52% in 2003, and 46% in 2002; and a weighted average expected life of 3.4 years in 2004, 4 years in 2003, and 3.4 years in 2002. Pro forma compensation cost is generally recognized on an accelerated basis.

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

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123R, "Share-Based Payment," which replaces SFAS 123 and supersedes APB 25. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123R is effective for the Company for awards that are granted, modified, or settled in periods beginning after June 15, 2005, or the Company's third quarter. As we use the fair value method of accounting under the original provisions of SFAS 123 for pro forma disclosure purposes, we are also required to apply the provisions of SFAS 123R in recognizing compensation cost for any portion of awards granted or modified after December 15, 1994, that are not yet vested at the date SFAS 123R is adopted. Based on the number of non-vested stock options the Company has outstanding at December 31, 2004, adoption of SFAS 123R will result in approximately $22,000 of compensation expense, net of tax, in 2005 and will not have a material affect on our financial position or operating results.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

At December 31, 2004, the Company's financial instruments consisted of accounts receivable, accounts payable, notes payable, and redeemable convertible preferred stock. Except for redeemable convertible preferred stock, the carrying values of these financial instruments approximate their fair values due to their short maturity periods, market interest rates, or quoted market prices for equivalent instruments. The fair value of the redeemable convertible preferred stock is approximately $7,014,000 and was computed by multiplying the number of shares of common stock into which the preferred stock can be converted by the closing price of our common stock on December 31, 2004.

Certain of our receivables are denominated in currencies other than the local currency of the TechTeam entities that deliver the service. In December 2004, we entered into a foreign currency option contract to manage the Company's exposure to fluctuations in the exchange rate between the U.S. dollar and euro. Under the option contract, we may sell an aggregate of $2,300,000 (notional amount) in monthly transactions, at our option, and purchase euros at a fixed exchange rate. The fair value of the option contract was $41,000 at December 31, 2004, which represents the difference between the exchange rate at December 31, 2004 and the fixed rate in the contract applied to the notional amount. The resulting asset is included in other current assets and recognized as a gain in the accompanying statements of operations. We do not enter into derivatives or similar instruments for trading or speculative purposes.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense totaled $20,000 in 2004, $8,000 in 2003, and $0 in 2002. Cash paid for income taxes totaled $1,260,000 in 2004, $546,000 in 2003, and $704,000 in 2002.

RECLASSIFICATIONS:

Certain reclassifications have been made to our 2003 and 2002 financial statements in order to conform to the 2004 financial statement presentation.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 -- EARNINGS PER SHARE

Earnings per share is computed using the two-class method as required by SFAS No. 128, "Earnings Per Share." The two-class method is an earnings allocation formula that determines earnings per share separately for common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company's redeemable convertible preferred stock, which was issued in April 2003, is a participating security under SFAS 128. The redeemable convertible preferred stock has rights to undistributed earnings, but is not required to participate in net losses of the Company. As a result, the entire loss from continuing operations and net loss for 2003 have been allocated to common shareholders.

Earnings per share for 2004 and 2003 have been restated to conform to the two-class method. The restatement had no impact on diluted earnings per common share for interim periods during 2004, but it decreased reported basic earnings per common share for the quarters ended June 30 and September 30, 2004, as summarized in Note 17. The restatement had no impact on basic or diluted earnings per common share for the year ended December 31, 2003, but it decreased reported basic and diluted earnings per common share for the quarter ended December 31, 2003, as summarized in Note 17.

Earnings per share for common stock is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options. Earnings per share for preferred stock is computed using the weighted average number of preferred shares outstanding.

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations:

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                                 2004      2003      2002
                                                                ------   -------   -------
                                                         (In thousands, except per share data)
Income (loss) from continuing operations .............          $4,628   $  (190)  $ 1,118
Less -- Income from continuing operations allocated to
   preferred stock ...................................            (342)       --        --
                                                                ------   -------   -------
Income (loss) from continuing operations available to
   common shareholders ...............................          $4,286   $  (190)  $ 1,118
                                                                ======   =======   =======
Basic weighted average common shares .................           8,660    10,066    10,957
Common stock equivalents from stock options ..........             244        --       146
                                                                ------   -------   -------
Diluted weighted average common shares ...............           8,904    10,066    11,103
                                                                ======   =======   =======
Earnings (loss) from continuing operations
   Basic per common share ............................          $ 0.49   $ (0.02)  $  0.10
   Diluted per common share ..........................          $ 0.48   $ (0.02)  $  0.10

During 2004 and 2002, 506,400 and 538,400 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company's common stock for the respective year. During 2003, 1,203,018 stock options were excluded from the computation of diluted earnings per common share due to the net loss for the year.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 -- EARNINGS PER SHARE (continued)

The following table reconciles the numerators of the basic earnings per preferred share computations for income from continuing operations:

                                                                    YEAR ENDED DECEMBER 31,
                                                             -------------------------------------
                                                                    2004      2003     2002
                                                                  -------    -----   -------
                                                             (In thousands, except per share data)
Income (loss) from continuing operations .................         $ 4,628   $(190)  $ 1,118
Less -- (Income) loss from continuing operations allocated
   to common stock .......................................          (4,286)    190    (1,118)
                                                                   -------   -----   -------
Income from continuing operations available to preferred
   shareholders ..........................................         $   342   $  --   $    --
                                                                   =======   =====   =======
Weighted average preferred shares ........................             690     503        --
                                                                   =======   =====   =======
Basic earnings from continuing operations per preferred
   share .................................................         $  0.49   $  --       N/A

NOTE 3 -- ACQUISITIONS

ADVANCED NETWORK ENGINEERING:

On May 13, 2004, TechTeam Global NV/SA, the Company's wholly-owned subsidiary in Belgium, completed the acquisition of all of the outstanding stock of Advanced Network Engineering NV/SA (formerly Advanced Network Engineering CVBA) for E885,000 (E = euro) plus acquisition costs of E143,000 for an initial purchase price of E1.03 million ($1.22 million at May 13, 2004). The initial purchase price was paid at closing except that E100,000 will be paid on May 13, 2005, provided there are no claims asserted by us based upon the representations and warranties of the sellers in the Share Purchase Agreement. In addition to the initial purchase price, an additional E150,000 is payable on May 13, 2007 provided a cumulative operating income target is met for the three-year period ending April 30, 2007. The additional consideration paid to selling shareholders will be recorded as additional goodwill when it is earned.

A.N.E. is an information technology services and solutions company headquartered in Gent, Belgium, that provides software application, network, and systems integration services to various global, pan-European, and Belgian customers. The acquisition of A.N.E. will complement our subsidiary in Belgium, which primarily provides corporate help desk services. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of A.N.E. are included in the consolidated operating results of TechTeam since the acquisition date. Goodwill and other intangible assets acquired totaled $961,000. Of this amount, other intangible assets totaled $449,000 and consist of customer relationship assets, which are being amortized on a straight-line basis over their estimated useful life of six years. A.N.E. has been assigned to our IT consulting and systems integration operating segment. Subsequent to the acquisition, A.N.E.'s name was changed to TechTeam A.N.E. NV/SA.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3 -- ACQUISITIONS (continued)

DIGITAL SUPPORT CORPORATION:

On December 31, 2003, TechTeam acquired 100% of the outstanding capital stock of Digital Support Corporation, a Virginia Corporation that provides consulting and technical services to the U.S. federal and local governments and commercial businesses. The acquisition was accounted for using the purchase method of accounting and, accordingly, only the balance sheet of DSC at December 31, 2003 is included in our consolidated financial statements for the year ended December 31, 2003. The initial purchase price at closing was $6,786,000, including acquisition costs of $428,000. In addition to the initial purchase price, additional amounts up to a maximum of $2,500,000 are payable to the selling shareholders and certain key employees provided specific performance conditions and operating income targets are met in 2004 and 2005. For the year ended December 31, 2004, DSC exceeded its operating income targets and, as a result, an additional $500,000 will be paid to selling shareholders and $100,000 will be paid to key employees in 2005. The amount payable to selling shareholders has been recorded as goodwill while the amount payable to key employees has been recorded as compensation expense. At December 31, 2004, goodwill and other intangible assets acquired total $7,197,000. Other intangible assets total $3,367,000 and consist of customer relationship assets, which are being amortized on a straight-line basis over their estimated useful life of ten years. The goodwill is not deductible for federal income tax purposes and is related to our government technology services operating segment.

Of the initial purchase price, $2,815,000 was placed into an escrow account, which consists of $2,027,500 related to the prospective renewal of a specific customer contract ("Customer Contract Holdback"), $472,500 related to representations and warranties of the selling shareholders ("Representations and Warranties Holdback"), and $315,000 related to working capital changes ("Working Capital Holdback"). The Customer Contract Holdback relates to a significant customer contract that accounted for 51.6% of DSC's revenue in its fiscal year ended September 30, 2003. The contract expired on September 30, 2004 and was extended to March 31, 2005. The Customer Contract Holdback will be paid to the selling shareholders if and when the customer contract is renewed with DSC, provided that the customer contract is renewed prior to October 1, 2005. If the customer contract is not renewed with DSC prior to October 1, 2005, the Customer Contract Holdback will be remitted to TechTeam at that time. Since there were no claims asserted regarding breaches to the representations and warranties outlined in the stock purchase agreement during 2004, 50% of the Representations and Warranties Holdback, or $236,250, will be paid to the selling shareholders in 2005. The Representations and Warranties Holdback was reduced 50% since the Customer Contract Holdback condition was not satisfied prior to December 31, 2004. The balance of the Representations and Warranties Holdback of $236,250 was added to the Customer Contract Holdback and will be remitted as noted above. The Working Capital Holdback was paid to the selling shareholders during 2004.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3 -- ACQUISITIONS (continued)

SUMMARY OF PURCHASE PRICES OF ACQUISITIONS:

The following table summarizes the allocation of the cumulative purchase price for A.N.E. and DSC through December 31, 2004, including additional payments earned and accrued during 2004:

                                                               A.N.E.     DSC
                                                              -------   -------
                                                                (In thousands)
Customer relationship asset ...............................   $   449   $ 3,367
Goodwill ..................................................       512     3,830
Property, equipment and software ..........................        72       330
Other current and non-current assets, excluding
   cash acquired of $128 for A.N.E. and $81 for DSC .......     1,367     3,803
Accounts payable and accrued liabilities assumed ..........    (1,117)   (3,411)
Accrued purchase price ....................................      (261)     (500)
Notes payable assumed .....................................      (191)     (710)
                                                              -------   -------
Net cash used .............................................   $   831   $ 6,709
                                                              =======   =======

PRO FORMA RESULTS OF OPERATIONS:

The unaudited pro forma condensed combined results of operations for the years ended December 31, 2004 and 2003, as though A.N.E. had been acquired on January 1, 2003, and the unaudited pro forma condensed combined results of operations for the years ended December 31, 2003 and 2002, as though DSC had been acquired as of January 1, 2002, are presented below. The unaudited pro forma condensed combined results of operations for the year ended December 31, 2003 for our acquisition of A.N.E. give effect to the acquisition by combining the results of TechTeam for the year ended December 31, 2003 with the results of A.N.E. for the year ended March 31, 2004.

                                                      A.N.E.                     DSC
                                              YEAR ENDED DECEMBER 31   YEAR ENDED DECEMBER 31
                                              ----------------------   ----------------------
                                                  2004       2003          2003       2002
                                                --------   -------       --------   -------
                                                   (In thousands, except per share data)
Revenue
   As reported ............................     $127,988   $85,833       $ 85,833   $77,533
   Pro forma ..............................     $134,710   $91,240       $104,507   $96,872
Income (loss) from continuing operations
   As reported ............................     $  4,628   $  (190)      $   (190)  $ 1,118
   Pro forma ..............................     $  4,572   $  (162)      $    347   $ 1,233
Net income (loss)
   As reported ............................     $  4,725   $(1,046)      $ (1,046)  $   275
   Pro forma ..............................     $  4,669   $(1,018)      $   (509)  $   390
Diluted earnings (loss) per common share
   As reported ............................     $   0.49   $ (0.10)      $  (0.10)  $  0.02
   Pro forma ..............................     $   0.49   $ (0.10)      $  (0.05)  $  0.04

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 4 -- DISCONTINUED OPERATION

Capital Group, a subsidiary of the Company, previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from two to five years. Capital Group ceased writing new leases in March 2000 and is in the final stages of running out its lease portfolio. At December 31, 2004, our future revenue stream from contractually committed leases is inconsequential to our results of operations. The activity that remains in winding-down the leasing operation is the collection of accounts receivable, including older accounts receivable related to terminated leases, which will continue during 2005. As a result, Capital Group has been presented as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Disposal or Impairment of Long-Lived Assets." Under this statement, the operating results of Capital Group are presented separately from continuing operations in the accompanying financial statements for all periods presented. Capital Group previously was reported as a separate operating segment called Leasing Operations.

During 2003, we determined that we would not be able to obtain the value previously expected from the sale of off-lease equipment inventories and that certain estimated residual values of leased equipment were overstated due to a significant decline in the fair market value of the equipment in the secondary market. In recognition of the deterioration in these market prices, we recorded charges totaling approximately $1,677,000 during 2003 to increase our reserve for inventories and residual values. No such charges were recorded in 2004 and 2002.

Summarized information for Capital Group is as follows:

                                               YEAR ENDED DECEMBER 31,
                                        -------------------------------------
                                                2004     2003     2002
                                                ----   -------   ------
                                        (In thousands, except per share data)
Revenue .............................           $483   $ 2,256   $9,102
Income (loss) before income taxes ...           $147   $(1,885)  $  424

NOTE 5 -- NOTES PAYABLE AND LINE OF CREDIT

At December 31, 2004, we owe $27,000 under capital leases and a note payable, which expire and mature in 2005. All other notes payable outstanding at December 31, 2003 were repaid during 2004, except for $11,000 that has been included in net current liabilities of discontinued operation in the accompanying consolidated balance sheet.

In August 2004, we entered into a business loan agreement with Standard Federal Bank, N.A. whereby the Company may borrow up to $5,000,000 under a line of credit and requests for letters of credit. Outstanding borrowings bear interest at 0.5% per annum and are collateralized by a compensating balance cash deposit required to be held at the bank equal to the amount of any outstanding borrowings. During 2004, the Company had not borrowed any amounts under this agreement, but the bank has issued $701,000 of letters of credit under the agreement. The agreement expires on January 2, 2006, as amended on January 3, 2005 as noted below.

On January 3, 2005, we amended the agreement to allow for additional borrowings of $15,000,000 under a term loan due January 3, 2010. We used the proceeds from the term loan to partially finance the acquisition of Sytel, Inc. (see Note 16). The term loan bears interest at 0.5% per annum and is collateralized by a compensating balance cash deposit required to be held at the bank equal to the amount of the outstanding principal.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 -- INCOME TAXES

The income tax provision from continuing operations consists of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                            ------------------------
                                                             2004     2003     2002
                                                            ------   ------   ------
                                                                 (In thousands)
Current:
   U.S. federal .........................................   $   --   $  799   $  794
   State ................................................      310       39       99
   Foreign ..............................................    1,051      621      172
                                                            ------   ------   ------
Total current provision                                      1,361    1,459    1,065
Deferred ................................................    1,186      (21)     418
                                                            ------   ------   ------
Total income tax provision from continuing operations ...   $2,547   $1,438   $1,483
                                                            ======   ======   ======

The income tax provision from continuing operations was calculated based on the following components of income (loss) from continuing operations before income taxes:

                                                             YEAR ENDED DECEMBER 31,
                                                            ------------------------
                                                             2004     2003     2002
                                                            ------   ------   ------
                                                                 (In thousands)
Domestic income .........................................   $4,408   $1,449   $2,536
Foreign income (loss) ...................................    2,767     (201)      65
                                                            ------   ------   ------
Income from continuing operations before income taxes ...   $7,175   $1,248   $2,601
                                                            ======   ======   ======

A reconciliation of the income tax provision and the amount computed by applying the federal statutory income tax rate to income from continuing operations before income taxes is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            ------------------------
                                                             2004     2003     2002
                                                            ------   ------   ------
                                                                 (In thousands)
Income tax provision at federal statutory rate of 34% ...   $2,440   $  424   $  884
Permanent differences ...................................       24      296      528
Effect of foreign tax rates .............................     (208)     (40)      13
Foreign operating losses not benefited ..................      346      668      151
State taxes, net of federal benefit .....................      204       39       65
Recovery of taxes paid in prior years ...................     (216)      --       --
Other ...................................................      (43)      51     (158)
                                                            ------   ------   ------
Total income tax provision from continuing operations ...   $2,547   $1,438   $1,483
                                                            ======   ======   ======

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 -- INCOME TAXES (continued)

The principal components of deferred income taxes are as follows:

                                                                  DECEMBER 31,
                                                  -------------------------------------------
                                                          2004                   2003
                                                  --------------------   --------------------
                                                  ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                                  ------   -----------   ------   -----------
                                                                 (In thousands)
Net operating loss carryforwards ..............   $  765      $   --     $1,742       $ --
Alternative minimum tax credit carryforward ...      752          --        748         --
Allowance for uncollectible accounts ..........       70          --        110         --
Intangible assets .............................       --       1,212         --         --
Accelerated tax depreciation ..................       --         854         --        858
Prepaid expenses ..............................       --         295         --        116
Other .........................................       98          --        277         --
                                                  ------      ------     ------       ----
Total deferred income taxes ...................    1,685       2,361      2,877        974
Less -- Valuation allowance ...................     (765)         --       (668)        --
                                                  ------      ------     ------       ----
Net deferred income taxes .....................   $  920      $2,361     $2,209       $974
                                                  ======      ======     ======       ====

At December 31, 2004, we had available pre-tax net operating loss carryforwards of approximately $2,250,000 in Belgium and Romania, which may be used to offset future taxable income in each respective jurisdiction. The loss carryforward in Belgium does not expire. At December 31, 2004, we also had an alternative minimum tax credit carryforward of $752,000 that does not expire, and which may be used to offset federal income taxes in the United States. Based on the historical losses in Belgium and Romania, we have provided a valuation allowance against the deferred tax asset related to the net operating loss carryforwards in these countries.

No provision has been made with respect to approximately $4.58 million of undistributed earnings of foreign subsidiaries at December 31, 2004, since we consider these earnings to be permanently reinvested. In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides guidance under SFAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 ("Jobs Act") on an enterprise's income tax expense and deferred taxes. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We have not yet evaluated the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted income tax expense or deferred taxes to reflect the repatriation provisions of the Jobs Act.

NOTE 7 -- EMPLOYEE RETIREMENT PLAN

TechTeam Global, Inc. has a 401(k) Retirement Savings Plan ("TechTeam Plan") that covers substantially all U.S.-based employees, except for employees of DSC who are covered under a separate 401(k) plan. Under the provisions of both plans, we are permitted to make discretionary employer matching contributions. Matching contributions under both plans totaled $294,000 in 2004, $317,000 in 2003, and $294,000 in 2002. Our matching contributions for the TechTeam Plan are made only with our common stock and are credited only to the TechTeam Global Stock Fund for the benefit of each participant.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -- LEASES

We lease our call center facilities, corporate and other offices, and certain office equipment under various operating and month-to-month leases. These leases are renewable with various options and terms. Total rental expense was $4,550,000 in 2004, $4,084,000 in 2003, and $3,788,000 in 2002. We sublease a portion of our facilities to third parties. Total sublease income was $526,000 in 2004, $526,000 in 2003, and $414,000 in 2002.

Minimum future payments and receipts under noncancelable operating leases and subleases with initial terms of one year or more at December 31, 2004 are as follows:

                            LEASE    SUBLEASE
      YEAR                PAYMENTS   RECEIPTS
      ----                --------   --------
                             (In thousands)
2005 ..................   $ 3,867      $507
2006 ..................     3,200       128
2007 ..................     2,928        --
2008 ..................     2,958        --
2009 and thereafter ...    10,776        --
                          -------      ----
Total .................   $23,729      $635
                          =======      ====

Certain of our leases for our facilities include periods of free rent or rent payments that increase over the life of the lease. For these leases, we record total rent expense for the entire lease on a straight-line basis over the life of the lease and record either an asset or liability, as appropriate. At December 31, 2004 and 2003, long-term liabilities include a liability of $414,000 and $375,000, respectively, for these leases.

NOTE 9 -- STOCK-BASED COMPENSATION

We have four stock-based plans -- the 2004 Incentive Stock and Award Plan ("2004 Plan"), the 1996 Non-Employee Directors Stock Plan ("1996 Plan"), the 1990 Nonqualified Stock Option Plan ("1990 Plan"), and the Executive Long-Term Incentive Plan ("Long-Term Plan"). As a result of the adoption of the 2004 Plan during 2004, options may no longer be granted under the 1990 Plan. Outstanding options granted under the 1990 Plan have expiration terms ranging from four to six years and become exercisable ratably over periods ranging from three to five years.

Under the 2004 Plan, the Compensation Committee of the Board of Directors may issue stock options, performance shares, and restricted stock to employees and consultants representing up to 1,200,000 shares of our common stock. Stock options may be granted with terms up to ten years and must have an exercise price that is equal to or greater than the fair market value of our common stock on the date of grant. Performance shares and restricted stock awards may be granted subject to such terms and conditions as the Compensation Committee deems appropriate, including a condition that one or more performance goals be achieved for the participant to realize all or a portion of the award. No performance shares or restricted stock awards were granted during 2004 under the 2004 Plan.

Under the 1996 Plan, non-employee directors of the Company receive 100 shares of common stock for attendance at each Board meeting and an annual award of 10,000 stock options, representing up to 1,000,000 shares of our common stock. Stock options are granted with ten-year terms and become exercisable immediately on the date of grant.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 -- STOCK-BASED COMPENSATION (continued)

Under the Long-Term Plan, certain members of management are entitled to an award of restricted stock equal to a percentage of the participant's salary if certain operating targets are met on a rolling three-year basis, except that the first year of the plan will be based on the operating target for only the first year and the second year of the plan will be based on the cumulative operating target for the first and second years. Restricted stock awards under the Long-Term Plan do not vest ratably but instead become 100% vested at the end of five years from the date of grant. For 2004, restricted stock awards totaling $533,000 were granted to participants, which have been recorded as unamortized deferred compensation in the accompanying consolidated statements of shareholders' equity. The deferred compensation will be amortized to expense on a straight-line basis over a five-year period beginning in 2005.

A summary of stock option activity under the above plans and related information is as follows:

                                                       EMPLOYEES             DIRECTORS             OTHERS
                                                 --------------------   ------------------   ------------------
                                                             WEIGHTED             WEIGHTED             WEIGHTED
                                       TOTAL                  AVERAGE              AVERAGE              AVERAGE
                                       SHARES      SHARES      PRICE     SHARES     PRICE     SHARES     PRICE
                                     ---------   ---------   --------   -------   --------   -------   --------
Outstanding, January 1, 2002 .....   1,647,126   1,232,126    $ 7.77    250,000    $10.17    165,000     $6.62
Granted ..........................     342,321     262,321      4.78     80,000      4.05         --        --
Exercised ........................    (230,100)   (210,100)     4.06    (20,000)     4.05         --        --
Canceled .........................    (548,227)   (468,227)    10.83    (30,000)    11.52    (50,000)     5.00
                                     ---------   ---------              -------              -------
Outstanding, December 31, 2002 ...   1,211,120     816,120      6.01    280,000      8.72    115,000      7.32
Granted ..........................     313,231     221,002      7.00     80,000      6.50     12,229      5.49
Exercised ........................    (130,401)   (120,401)     4.26    (10,000)     3.06         --        --
Canceled .........................    (180,932)   (168,703)     7.62         --        --    (12,229)     5.49
                                     ---------   ---------              -------              -------
Outstanding, December 31, 2003 ...   1,213,018     748,018      6.22    350,000      8.37    115,000      7.32
Granted ..........................     401,900     321,900      8.92     80,000      7.96       --          --
Exercised ........................    (292,172)   (217,172)     4.33    (50,000)     5.47    (25,000)     6.94
Canceled .........................    (126,502)    (36,502)     6.86         --        --    (90,000)     7.43
                                     ---------   ---------              -------              -------
Outstanding, December 31, 2004 ...   1,196,244     816,244    $ 7.76    380,000    $ 8.67         --     $  --
                                     =========   =========              =======              =======

The following table summarizes certain information about stock options outstanding at December 31, 2004:

                      OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
---------------------------------------------------------------   ----------------------------
                                   WEIGHTED         WEIGHTED                       WEIGHTED
    RANGE OF       NUMBER OF        AVERAGE        AVERAGE PER     NUMBER OF      AVERAGE PER
   PER SHARE        OPTIONS     REMAINING LIFE   SHARE EXERCISE     OPTIONS     SHARE EXERCISE
EXERCISE PRICES   OUTSTANDING      IN YEARS           PRICE       EXERCISABLE        PRICE
---------------   -----------   --------------   --------------   -----------   --------------
$ 2.60 -  4.15      186,177           3.7            $ 3.78         123,505         $ 3.75
  5.00 - 10.31      960,067           5.5              8.04         793,499           7.97
 23.00 - 25.75       50,000           2.4             24.10          50,000          24.10

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 -- STOCK-BASED COMPENSATION (continued)

The weighted average fair value of options issued was $3.50 in 2004, $2.20 in 2003, and $2.78 in 2002. The weighted-average remaining contractual life of all options was 5.1 years, 3.5 years, and 3.4 years at December 31, 2004, 2003, and 2002, respectively.

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

NOTE 10 -- COMMON STOCK

We have reserved for issuance shares of common stock necessary to effect the conversion of all shares of preferred stock into common stock and exercise of all outstanding and ungranted stock options.

The Company has acquired shares of its common stock in connection with various authorized stock repurchase programs. In 2004, we purchased and retired 350,000 shares of common stock from a director of the Company and his immediate family for $2,744,000, inclusive of commission expense, under a program approved in 2004. In 2003, we purchased and retired 2,000,000 shares of common stock for $12,545,000, inclusive of commission expense, under a program approved in 2003. In 2002, we purchased and retired 470,600 shares of common stock for $3,423,000, inclusive of commission expense, under a program approved in 2002.

NOTE 11 -- REDEEMABLE CONVERTIBLE PREFERRED STOCK

On April 8, 2003, we completed a private placement of 689,656 shares of newly created Series A convertible preferred stock ("Preferred Stock") for $5,000,000, or $7.25 per share. The Preferred Stock provides the following rights, preferences, privileges, and restrictions:

VOTING RIGHTS:

The holder of Preferred Stock is required to vote all shares together as a single class of stock. The holder of Preferred Stock has the right to one vote for each share of common stock into which each share of Preferred Stock can be converted. The holder of Preferred Stock is currently entitled to elect one member of the Company's Board of Directors.

DIVIDENDS:

The holder of Preferred Stock is entitled to receive non-cumulative dividends, when and if declared by the Company's Board of Directors on shares of common stock, equal to the dividends declared on the number of shares of common stock into which each share of Preferred Stock could then be converted.

CONVERSION:

The holder of Preferred Stock may require us to convert each share of Preferred Stock into one share of common stock, subject to adjustment for stock splits and similar transactions, any time after April 8, 2004.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 11 -- REDEEMABLE CONVERTIBLE PREFERRED STOCK (continued)

REDEMPTION:

We are required to redeem all outstanding shares of Preferred Stock on April 8, 2006 at $7.25 per share. In addition, the holder of Preferred Stock may require us to redeem any or all of the outstanding shares of Preferred Stock at $7.25 within 90 days upon the occurrence of any of the following events: (1) Dr. Coyro is removed without cause as Chief Executive Officer of the Company, (2) total revenue for Corporate Services for any fiscal quarter is below $14,428,000 or 75% of the amount reported for the prior fiscal quarter, or (3) net cash, defined as cash, cash equivalents and securities available for sale, less any debt senior to the Preferred Stock, is less than $6,500,000.

If the Board of Directors of the Company elects to proceed with a transaction in which there will be a change in control of the Company, the holder of Preferred Stock may require us to redeem any or all of the outstanding shares of Preferred Stock at $7.25 until the later of two business days after written notice by the Company of the pending transaction or two business days prior to the closing of the transaction.

LIQUIDATION PREFERENCE:

In the event of any liquidation, dissolution, or winding up of the affairs of the Company, either voluntarily or involuntarily, the holder of Preferred Stock is entitled to receive, prior to and in preference to any distributions to the holders of common stock or any other security, an amount initially equal to $7.25 per share, subject to adjustment for stock splits and similar transactions, plus accrued but unpaid dividends.

NOTE 12 -- PREFERRED SHARE PURCHASE RIGHTS

On April 29, 1997, our Board of Directors authorized the distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of our common stock under the terms of a Rights Agreement between the Company and U.S. Stock Transfer Corporation, dated May 6, 1997, and as amended August 24, 2000 and May 5, 2003. Each Right entitles shareholders to buy one one-hundredth of a share of a new series of preferred stock at a price of $80.

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

NOTE 13 -- SEGMENT REPORTING

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

Over the past 15 months, TechTeam has acquired three companies. As a result of these acquisitions, we have strategically added governmental technology services to our long-standing core businesses of corporate helpdesk, professional services/systems integration, technical staffing, and training services. In order to better describe our business following these changes, during the fourth quarter of 2004, we realigned our operating segments with the manner in which management will be evaluating financial information in future periods by modifying our four reporting business segments into the five new reporting segments described below. Prior year amounts have been reclassified to reflect the current year presentation. Our reportable operating segments currently include the following:

     DIVERSIFIED IT OUTSOURCING SERVICES (formerly Corporate Helpdesk Services) -- this segment provides corporations and governments with around-the-clock (24x7x365) technical support for their end-users and other constituencies. We support the full range of a client's information technology ("IT") and business process infrastructure. We also provide technical support to customers of our client's products and software.

     GOVERNMENT TECHNOLOGY SERVICES (formerly part of Professional Services/Systems Integration and Corporate Helpdesk Services) -- this segment provides managed network services and advanced enterprise solutions. For our managed network services customers, we provide complete life cycle support for a customer's IT infrastructure ranging from their desktops to their data and voice networks. For our advance enterprise solutions business, we assist our customers in the design, development, and implementation of enterprise-level technology solutions. We also provide design, implementation, operation, and maintenance (helpdesk and deskside support) services.

     IT CONSULTING AND SYSTEMS INTEGRATION (formerly part of Professional Services/Systems Integration) -- this segment provides IT infrastructure support to commercial customers through systems integration, technology deployment, and implementation services from project planning and maintenance to full-scale network server and workstation installations. We offer a wide range of information technology services for the customer, ranging from technology consulting to desk-side support to network monitoring. We also provide full-service IT staff and consulting services to companies to help manage their IT infrastructure.

     TECHNICAL STAFFING -- this segment maintains a staff of trained technical personnel, which we place at our clients' facilities to provide technical support services including help desk technicians, software developers, and network support.

     LEARNING SERVICES (formerly referred to as Training Programs) -- this segment provides custom training and documentation solutions that include computer-based training, distance learning, course catalogs, registration, instructional design consultants, customized course materials, certified trainers, evaluation options, desk-side tutorials, and custom reports. We provide customized training programs for many of our customers' proprietary applications.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 13 -- SEGMENT REPORTING (continued)

The accounting policies of the operating segments are the same as those described in Note 1. We evaluate segment performance based on segment gross profit. We do not allocate assets to operating segments, but we allocate certain amounts of depreciation and amortization expense to operating segments.

Financial information for our operating segments is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                            ------------------------------
                                                              2004       2003       2002
                                                            --------   --------   --------
                                                                    (In thousands)
REVENUE
   Diversified IT outsourcing services ..................   $ 74,608   $ 65,614   $ 57,675
   Government technology services .......................     25,712      2,055      1,431
   IT consulting and systems integration ................     19,668      8,195      7,197
   Technical staffing ...................................      7,445      9,090     10,153
   Learning services ....................................        555        879      1,077
                                                            --------   --------   --------
Total revenue ...........................................   $127,988   $ 85,833   $ 77,533
                                                            ========   ========   ========

GROSS PROFIT
   Diversified IT outsourcing services ..................   $ 19,560   $ 13,627   $ 15,792
   Asset impairment loss ................................       (485)        --         --
                                                            --------   --------   --------
      Total diversified IT outsourcing services .........     19,075     13,627     15,792
   Government technology services .......................      6,749        534        300
   IT consulting and systems integration ................      3,358      1,871      1,657
   Technical staffing ...................................      1,301      1,789      1,482
   Learning services ....................................        104         63        224
                                                            --------   --------   --------
Total gross profit ......................................     30,587     17,884     19,455
   Other operating expenses .............................    (24,040)   (18,695)   (17,801)
   Net interest income ..................................        719      1,139        910
   Foreign currency transaction gain (loss) .............        (91)       920         37
                                                            --------   --------   --------
Income from continuing operations before income taxes ...   $  7,175   $  1,248   $  2,601
                                                            ========   ========   ========

DEPRECIATION AND AMORTIZATION
   Diversified IT outsourcing services ..................   $  2,722   $  3,064   $  2,865
   Government technology services .......................         79         68         42
   IT consulting and systems integration ................        124         50         10
   Technical staffing ...................................         --          2         21
   Learning services ....................................         --          7          9
   Unallocated depreciation and amortization ............      1,922      1,428      1,400
                                                            --------   --------   --------
Total depreciation and amortization .....................   $  4,847   $  4,619   $  4,347
                                                            ========   ========   ========

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 13 -- SEGMENT REPORTING (continued)

We attribute revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue and long-lived assets by geographic area is presented below:

                                               GEOGRAPHIC INFORMATION
                        -------------------------------------------------------------------
                                 2004                   2003                   2002
                        ---------------------   --------------------   --------------------
                                   LONG-LIVED             LONG-LIVED             LONG-LIVED
                         REVENUE     ASSETS     REVENUE     ASSETS     REVENUE     ASSETS
                        --------   ----------   -------   ----------   -------   ----------
                                                   (In thousands)
United States .......   $ 86,814     $12,135    $57,966     $12,538    $60,336     $ 8,855
Europe:
   Belgium ..........     27,335       4,095     16,781       3,131      8,627       1,266
   Rest of Europe ...     13,839       1,083     11,086          99      8,570          97
                        --------     -------    -------     -------    -------     -------
Total Europe ........     41,174       5,178     27,867       3,230     17,197       1,363
                        --------     -------    -------     -------    -------     -------
Total ...............   $127,988     $17,313    $85,833     $15,768    $77,533     $10,218
                        ========     =======    =======     =======    =======     =======

We provide corporate services for major companies on an international scale. Revenue from customers that comprise 10% or greater of our total revenue in any period presented are as follows:

                         YEAR ENDED DECEMBER 31,
                         -----------------------
                            2004   2003   2002
                            ----   ----   ----
Ford Motor Company ...      37.4%  52.9%  55.9%
DaimlerChrysler ......       7.7%  13.8%  14.5%
                            ----   ----   ----
Total ................      45.1%  66.7%  70.4%
                            ====   ====   ====

At December 31, 2004 and 2003, amounts due from these two customers accounted for 50.8% and 53.4% of total accounts receivable, respectively.

NOTE 14 -- RELATED PARTY TRANSACTIONS

We paid consulting fees of $22,000 in 2003 and $145,000 in 2002 to a director of the Company for services rendered to TechTeam. No such payments were made in 2004.

We paid legal fees of $6,000 in 2002 to a law firm whose members include a director of the Company. No such payments were made in 2004 and 2003.

In February 2004, we purchased 350,000 shares of our common stock from a director of the Company and his immediate family for $7.84 per share. The closing price of our common stock on February 26, 2004 was $7.88.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 15 -- CONTINGENCIES

DIGITAL SUPPORT CORPORATION:

TechTeam acquired 100% of the outstanding capital stock of DSC on December 31, 2003. DSC provides services to various departments within the United States Department of Defense ("DoD"). DSC acquired 100% of the outstanding capital stock of Sytel, Inc. on January 3, 2005. Sytel provides services to various departments within the DoD and the United States Department of State ("DoS"). Both DSC and Sytel require facility security clearances ("FSC") in order to perform their services for one or more of their DoD and DoS customers. Given the beneficial ownership of over 5% of TechTeam's capital stock by ChrysCapital II, LLC, a Mauritius entity ("ChrysCapital"), and ChrysCapital's right to appoint a member of TechTeam's Board of Directors, TechTeam is considered to be under minority foreign ownership, control or influence ("FOCI") for purposes of the National Industrial Security Program Operating Manual ("NISPOM"). We are in the process of finalizing the implementation of a Security Control Agreement, which is a recognized measure under the NISPOM for mitigation of minority FOCI, with the DoD.

LEGAL PROCEEDINGS:

The Company is a party to various legal proceedings that are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on our liquidity, financial condition, or results of operations, although no assurances can be given in this regard.

NOTE 16 -- SUBSEQUENT EVENT

On January 3, 2005, TechTeam Global, Inc., through its wholly-owned subsidiary DSC, completed the acquisition of all of the outstanding stock of Sytel, Inc., a diversified information technology services and solutions company headquartered in Bethesda, Maryland, that provides managed network services and advanced enterprise solutions -- including network design, management, and support; network security services; help desk support; program design and implementation; and e-government and e-learning solutions -- to several departments of the U.S. federal government. Sytel had unaudited revenue and net income of $28.8 million and $1.67 million, respectively, for the year ended December 31, 2004, which is not included in the accompanying financial statements. The initial consideration paid by the Company was $18,500,000 plus acquisition costs of approximately $714,000. In addition to the initial purchase price, the selling shareholders will be paid an amount equal to 7% of Sytel's gross profit in excess of $12,000,000 in 2005 and $14,000,000 in 2006.

Of the initial consideration, $16,025,000 was paid to the selling shareholders and the remaining $2,475,000 was placed into an escrow account, which consists of $825,000 related to a potential working capital adjustment $1,650,000 related to representations and warranties of the selling shareholders contained in the purchase agreement. The purchase price is subject to a working capital adjustment based upon the change in Sytel's net working capital position from June 30, 2004 through January 3, 2005. The Selling Shareholders were also paid at closing an estimated working capital adjustment of $1,600,000, subject to final adjustment and settlement, in addition to the amounts reported above.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 17 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

As discussed in Note 2, earnings per share for interim periods in 2004 and 2003 have been restated to conform to the two-class method of computing and presenting earnings per share. The restatement had no impact on diluted earnings per common share for any period during 2004, but it decreased reported basic earnings per common share for the quarters ended June 30 and September 30, 2004, as summarized below. The restatement had no impact on basic or diluted earnings per common share for the year ended December 31, 2003, but it decreased reported basic and diluted earnings per common share for the quarter ended December 31, 2003, as shown below.

Quarterly condensed consolidated results of operations are summarized as follows:

                                                               QUARTER ENDED
                                              -----------------------------------------------
                                              MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                              --------   -------   ------------   -----------
                                                          (In thousands, except
                                                             per share data)
2004
   Revenue.................................   $30,164    $30,483      $34,025      $33,316
   Gross profit............................     7,157      7,989        7,891        7,550(1)
   Income from continuing operations.......       628      1,058        1,496        1,446(2)
   Income (loss) from discontinued                 (4)        19           22           60
      operation............................
   Net income..............................   $   624    $ 1,077      $ 1,518      $ 1,506(2)
   Earnings per share from continuing
      operations
      Basic per common.....................   $  0.07    $  0.11      $  0.16      $  0.15(2)
      Basic per preferred..................   $  0.07    $  0.11      $  0.16      $  0.15(2)
      Diluted per common...................   $  0.07    $  0.11      $  0.16      $  0.15(2)
   Earnings per share
      Basic per common, restated...........   $  0.07    $  0.12      $  0.16          N/A
      Basic per common, as reported........   $  0.07    $  0.13      $  0.18      $  0.16(2)
      Basic per preferred, restated........   $  0.07    $  0.12      $  0.16          N/A
      Basic per preferred, as reported.....       N/A        N/A          N/A      $  0.16(2)
      Diluted per common...................   $  0.07    $  0.11      $  0.16      $  0.16(2)

(1)  Includes the pre-tax loss of $485 from the write-down of a software asset.

(2) Includes the after-tax loss of $320 from the write-down of a software asset, the after-tax benefit of $250 from the recovery of non-income-based taxes recorded as a reduction of selling, general, and administrative expenses, and $395 from the recovery of income taxes paid in prior years and the reduction of tax liabilities related to prior years.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 17 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

                                                                  QUARTER ENDED
                                               --------------------------------------------------
                                               MARCH 31     JUNE 30    SEPTEMBER 30   DECEMBER 31
                                               --------   ----------   ------------   -----------
                                                             (In thousands, except
                                                                 per share data)
2003
Revenue ....................................   $20,731    $21,256       $21,899         $21,947
Gross profit ...............................     4,691      4,378         4,593           4,222
Income (loss) from continuing operations ...        82       (552)         (201)            481
Income (loss) from discontinued
   operation ...............................       (23)      (872)(1)      (230)(2)         269
Net income (loss) ..........................   $    59    $(1,424)(1)   $  (431)(2)     $   750
Earnings (loss) per share from
   continuing operations
   Basic per common ........................   $  0.01    $ (0.05)      $ (0.02)        $  0.05
   Basic per preferred .....................   $    --    $    --       $    --         $  0.05
   Diluted per common ......................   $  0.01    $ (0.05)      $ (0.02)        $  0.05
Earnings (loss) per share
   Basic per common, restated ..............   $  0.01    $ (0.14)(1)   $ (0.04)(2)     $  0.07
   Basic per common, as reported ...........   $  0.01    $ (0.14)(1)   $ (0.04)(2)     $  0.08
   Basic per preferred, restated ...........   $    --    $    --       $    --         $  0.07
   Basic per preferred, as reported ........       N/A        N/A           N/A             N/A
   Diluted per common, restated ............   $  0.01    $ (0.14)(1)   $ (0.04)(2)     $  0.07
   Diluted per common, as reported .........   $  0.01    $ (0.14)(1)   $ (0.04)(2)     $  0.08

(1) Includes the after-tax loss of $871 from the write-down of off-lease equipment and equipment under lease.

(2) Includes the after-tax loss of $236 from the write-down of off-lease equipment and equipment under lease.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants, disagreements, or other events requiring reporting under this Item.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information to be set forth under the caption "Election of Directors and Management Information" in the Proxy Statement dated on or about April 4, 2005, relating to the Annual Meeting of Shareholders to be held on May 25, 2005, (the "Proxy Statement"), is incorporated herein by reference.

The information to be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

The information to be set forth under the caption "Code of Ethics" in the Proxy Statement is incorporated herein by reference.

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

                                                         EQUITY COMPENSATION PLAN INFORMATION
                                      -------------------------------------------------------------------------
                                                (A)                      (B)                      (C)
                                      -----------------------   --------------------   ------------------------
                                                                                         NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE FOR
                                        NUMBER OF SECURITIES                             FUTURE ISSUANCE UNDER
                                         TO BE ISSUED UPON        WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                      EXERCISE OF OUTSTANDING     EXERCISE PRICE OF        PLANS (EXCLUDING
                                         OPTIONS, WARRANTS      OUTSTANDING OPTIONS,          SECURITIES
           PLAN CATEGORY                   AND RIGHTS (1)        WARRANTS AND RIGHTS   REFLECTED IN COLUMN (A))
           -------------              -----------------------   --------------------   ------------------------
Equity compensation plans
   approved by security holders ...            681,400                  $8.82                  1,366,500
Equity compensation plans not
   approved by security holders ...            514,844                  $7.04                         --
                                             ---------                  -----                  ---------
Total .............................          1,196,244                  $8.05                  1,366,500
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

ITEM 14. PRINCIPAL ACCOUNTANT, FEES, AND SERVICES

The information to be set forth under the caption "Fees of the Independent Auditors for 2004 and 2003" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     a)   Certain documents are filed as part of this Report on Form 10-K.

          (1) See "Item 8 -- Financial Statements and Supplementary Data" beginning at page 31.

          (2)  Financial Statement Schedules

               Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002

          (3)  Exhibits.

EXHIBIT
NUMBER                                        EXHIBIT                                          REFERENCE *
------                                        -------                                        --------------
  2.1     Stock Purchase Agreement dated as of December 31, 2003, by and among TechTeam
          Global,  Inc. and Digital Support Corporation, Peter S. Brigham, Robert H.
          Brigham, Christian J. Burneko, Fred O. Cornett, Jr., David W. Han, Satish Lulla,
          Raj K. Sachdev, and Digital Support Corporation 401(K) Plan.                             *13

  2.2     Share Purchase Agreement, dated May 13, 2004, in respect of the Shares in
          Advance Network Engineering NV, between Peter De Gendt, Werner Meynaerts, Pascal
          Claessens, Wim De Geetere, and Christophe Gesqueire, as Sellers, and TechTeam
          Global NV as Purchaser (excluding Exhibits and Schedules thereto)

  2.3     Stock Purchase Agreement, dated January 3, 2005 by and among TechTeam Global,
          Inc. and Digital Support Corporation and Sytel, Inc., The Stockholders of Sytel,
          Inc. and Certain of the Optionholders of Sytel, Inc.                                     *16

  3.1     Certification of Incorporation of TechTeam Global, Inc. filed with the Delaware
          Secretary of State on September 14, 1987.                                                 *9

  3.2     Certificate of Amendment dated November 27, 1987 to our Certificate of
          Incorporation.                                                                            *9

  3.3     Certificate of Amendment dated May 8, 2002 to Certificate of Incorporation                *9

  3.4     Bylaws of TechTeam Global, Inc. as Amended and Restated October 28, 2003.                *12

  3.5     Certificate of Designations of the Series A Convertible Preferred Stock dated
          April 7, 2003.                                                                           *10

  3.6     Certificate of Correction of Certificate of Designations of The Series A
          Convertible Preferred Stock dated May 5, 2003.                                           *15

  4.1     Rights Agreement dated as of May 6, 1997, between TechTeam Global, Inc. and U.S.
          Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the Form of Certificate of Designations, as Exhibit B thereto the Form of Right
          Certificate, and as Exhibit C thereto the Summary of Rights to Purchase
          Preferred Stock.                                                                          *5

  4.2     First Amendment of Rights Agreement dated as of May 6, 1997                               *6

  4.3     Second Amendment of Rights Agreement dated as of May 6, 1997.                            *14

 10.1     Lease Agreement for office space in Southfield, Michigan known as the Cumberland
          Tech Center between the Company and Eleven Inkster Associates dated September
          29, 1993.                                                                                 *2

 10.2     Sixth Amendment Lease Agreement dated March 13, 2000 for office space in
          Southfield, Michigan between Eleven Inkster Associates and the Company.                  *11

 10.3     Lease for office space in Dearborn, Michigan between the Company and Dearborn
          Atrium Associates Limited Partnership dated November 18, 1996.                            *4

 10.4     Third Amendment to Lease between the Company and Dearborn Tech, L.L.C (owner of interest of Dearborn Atrium Associates Limited Partnership) dated November 30,
          2004.

 10.5     Lease Agreement for office space in Davenport, Iowa known as the 1010 Shopping
          Center between the Company and Partnership 1010, L.L.P. dated August 28, 1999.            *7

 10.6     Office Lease Agreement by and between FJ Dulles Business Park II, L.L.C., as
          Landlord, and Digital Support Corporation, as Tenant, dated December 21, 2000.           *15

 10.7     Lease Contract between IMMOBILIERE DE LA RUE DE STRASBOURG S.A and TechTeam
          Global NV/SA, as amended, dated April 4, 2003.                                           *15

 10.8     Office Building Lease for office space in Bethesda, Maryland by and between
          Sytel, Inc. and Elizabethean Court Associates III L.P. dated September 27, 1995

 10.9     First Amendment to Lease by and between Sytel, Inc. and Elizabethean Court
          Associates III L.P. dated March 7, 1996

EXHIBIT
NUMBER                                        EXHIBIT                                          REFERENCE *
------                                        -------                                        --------------
 10.10    Lease Extension Agreement by and between Sytel, Inc. and Elizabethean Court
          Associates III L.P. dated April 11, 2001

 10.11    Office Lease Agreement for office space in Herndon, Virginia by and between APA
          Properties No. 1, L.P. and Sytel, Inc. dated February 18,1999

 10.12    First Amendment to Office Lease Agreement by and between APA Properties No. 1,
          L.P. and Sytel, Inc. dated April 16, 1999

 10.13    Lease Agreement for office space in Bucharest, Romania between S.C.
          Italian-Romanian Industrial Development Enterprises - IRIDE SA and TechTeam
          Global SRL dated February 2, 2005

 10.14    1996 Nonemployee Directors Stock Plan.                                                    *3

 10.15    1990 Nonqualified Stock Option Plan.                                                      *1

 10.16    2004 Incentive Stock and Awards Plan

 10.17    TechTeam Global, Inc. Executive Annual Incentive Plan.                                   *15

 10.18    TechTeam Global, Inc. Executive Long Term Incentive Program.                             *15

 10.19    Supplemental Retirement Plan dated October 1, 2000.                                       *7

 10.20    Employment Agreement Relating to Change of Control.                                      *15

 10.21    Employment Agreement between TechTeam Global, Inc. and William F. Coyro, Jr.
          dated January 1, 2003.                                                                    *9

 10.22    Employment Agreement between Sytel, Inc. and Jeannette Lee White, dated January
          3, 2005                                                                                  *17

 10.23    Employment Agreement between TechTeam Europe, NV and Christoph Neut dated
          October 2, 1996.                                                                          *9

 10.24    Agreement with Ford Motor Company dated July 31, 2002.                                    *8

 10.25    Securities Purchase Agreement between TechTeam Global, Inc. and ChrysCapital II,
          LLC dated April 8, 2003 (excluding Exhibits and Schedules thereto*).                     *10

 10.26    Registration Rights Agreement between TechTeam Global, Inc. and ChrysCapital II,
          LLC dated April 8, 2003.                                                                 *10

 10.27    Amended and Restated Business Loan Agreement, dated January 3, 2005, between
          TechTeam Global, Inc. and Standard Federal Bank NA                                       *17

 10.28    Promissory Note (Line of Credit), dated September 7, 2004                                *16

 10.29    Promissory Note (Term Loan), dated January 3, 2005                                       *17

 14.1     TechTeam Global, Inc. Code of Business Conduct.

 21       List of subsidiaries of TechTeam Global, Inc.

 23.1     Consent of Independent Registered Public Accounting Firm.

 31.1     Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934,
          as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2     Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934,
          as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.3     Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934,
          as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER                                        EXHIBIT                                          REFERENCE *
------                                        -------                                        --------------
 32.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002.

 32.3     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002.

Exhibits 10.15 through 10.25 represent management contracts and compensatory plans.

                                    EXHIBIT
                                    -------
 *1   Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1990, filed as Exhibit 4.14 thereto.

 *2 Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1993.

 *3   Incorporated by reference to our Registration Statement on Form S-3
      (Registration No. 333-10687).

 *4   Incorporated by reference to our Annual Report on Form 10-K dated December
      31, 1996.

 *5   Incorporated by reference to our Registration Statement on Form 8-A dated
      May 9, 1997.

 *6 Incorporated by reference to our Registration Statement on Form 8-A/A, dated September 23, 1999.

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

*11   Incorporated by reference to our Report on Form 10-Q dated August 14,
      2003.

*12   Incorporated by reference to our Report on Form 10-Q dated November 7, 2003.

*13   Incorporated by reference to our Report on Form 8-K dated January 14,
      2004.

*14 Incorporated by reference to our Registration Statement on form 8-A12G/A, dated May 22, 2003.

*15   Incorporated by reference to our Report on Form 10-K dated March 24, 2004.

*16   Incorporated by reference to our Report on Form 8-K dated September 21,
      2004.

*17   Incorporated by reference to our Report on Form 8-K dated January 5, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TECHTEAM GLOBAL, INC.



Date: March 18, 2005   By: /s/ William F. Coyro, Jr.              William F. Coyro, Jr.
                           ------------------------------------   President, Chief Executive Officer,
                                                                  and Director (Principal Executive
                                                                  Officer)


                       By: /s/ David W. Morgan                    David W. Morgan
                           ------------------------------------   Chief Financial Officer and
                                                                  Treasurer (Principal Financial
                                                                  Officer)


                       By: /s/ Marc J. Lichtman                   Marc J. Lichtman
                           ------------------------------------   Chief Accounting Officer (Principal
                                                                  Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 24, 2003.



/s/ Kim A. Cooper                       Director
-------------------------------------
Kim A. Cooper


/s/ G. Ted Derwa                        Director
-------------------------------------
G. Ted Derwa


/s/ Peter T. Kross                      Director
-------------------------------------
Peter T. Kross


/s/ Conrad L. Mallett, Jr.              Director
-------------------------------------
Conrad L. Mallett, Jr.


/s/ Wallace D. Riley                    Director
-------------------------------------
Wallace D. Riley


/s/ Gregory C. Smith                    Director
-------------------------------------
Gregory C. Smith


/s/ Richard G. Somerlott                Director
-------------------------------------
Richard G. Somerlott


/s/ Brahmal Vasudevan                   Director
-------------------------------------
Brahmal Vasudevan


/s/ Ronald T. Wong                      Director
-------------------------------------
Ronald T. Wong

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                             BALANCE AT   CHARGED TO                 BALANCE
                                              BEGINNING    COSTS AND                  AT END
                DESCRIPTION                   OF PERIOD    EXPENSES    DEDUCTIONS   OF PERIOD
                -----------                  ----------   ----------   ----------   ---------
                                                        (In thousands)

2004
Allowance for doubtful accounts ..........    $    637     $    220     $     55     $    912
Valuation allowance for deferred taxes ...    $    668     $     97     $     --     $    765

2003
Allowance for doubtful accounts ..........    $    181     $    492     $    (36)    $    637
Valuation allowance for deferred taxes ...    $     --     $    668     $     --     $    668

2002
Allowance for doubtful accounts ..........    $    253     $    (22)    $    (50)    $    181

                                INDEX OF EXHIBITS

EXHIBIT
 NUMBER                                   EXHIBIT
-------                                   -------
   2.2     Share Purchase Agreement, dated May 13, 2004, in respect of the Shares in Advance Network Engineering NV, between Peter De Gendt, Werner
           Meynaerts, Pascal Claessens, Wim De Geetere, and Christophe Gesqueire,
           as Sellers, and TechTeam Global NV as Purchaser (excluding Exhibits and
           Schedules thereto)

  10.4     Third Amendment to Lease between the Company and Dearborn Tech, L.L.C
           (owner of interest of Dearborn Atrium Associates Limited Partnership) dated November 30, 2004.

  10.8 Office Building Lease for office space in Bethesda, Maryland by and between Sytel, Inc. and Elizabethean Court Associates III L.P. dated
           September 27, 1995

  10.9     First Amendment to Lease by and between Sytel, Inc. and Elizabethean
           Court Associates III L.P. dated March 7, 1996

 10.10     Lease Extension Agreement by and between Sytel, Inc. and Elizabethean
           Court Associates III L.P. dated April 11, 2001

 10.11     Office Lease Agreement for office space in Herndon, Virginia by and between APA Properties No. 1, L.P. and Sytel, Inc. dated February
           18,1999

 10.12     First Amendment to Office Lease Agreement by and between APA Properties
           No. 1, L.P. and Sytel, Inc. dated April 16, 1999

 10.13     Lease Agreement for office space in Bucharest, Romania between S.C.
           Italian-Romanian Industrial Development Enterprises - IRIDE SA and
           TechTeam Global SRL dated February 2, 2005

 10.16     2004 Incentive Stock and Awards Plan

  14.1     TechTeam Global, Inc. Code of Business Conduct.

    21     List of subsidiaries to TechTeam Global, Inc.

  23.1     Consent of Independent Registered Public Accounting Firm.

  31.1     Certification Pursuant to Rule 13a-14(a) of the Securities Exchange
           Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002.

  31.2     Certification Pursuant to Rule 13a-14(a) of the Securities Exchange
           Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002.

  31.3     Certification Pursuant to Rule 13a-14(a) of the Securities Exchange
           Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002.

  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.