Form 10-Q
period 2005-03-31
TECHTEAM GLOBAL INC
filed 2005-05-11
CIK 805054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

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

The number of shares of the registrant's common stock outstanding at May 6, 2005 was 9,188,653.

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
PART I - FINANCIAL INFORMATION

     Item 1   Condensed Consolidated Statements of Operations - Three Months Ended March 31,             3
              2005 and 2004

              Condensed Consolidated Balance Sheets - March 31, 2005 and December 31, 2004             4-5

              Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31,             6
              2005 and 2004

              Notes to Condensed Consolidated Financial Statements                                    7-16

     Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations  17-23

     Item 3   Quantitative and Qualitative Disclosures About Market Risk                                24

     Item 4   Controls and Procedures                                                                   24

PART II - OTHER INFORMATION

     Item 1   Legal Proceedings                                                                         25

     Item 2   Unregistered Sales of Equity Securities and Use of Proceeds                               25

     Item 6   Exhibits                                                                                  25

SIGNATURES                                                                                              26

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (In thousands, except per share data)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            ------------------
                                                                              2005       2004
                                                                            --------   --------
REVENUE
    Diversified IT outsourcing services ..................................  $ 19,099   $ 18,438
    Government technology services .......................................    14,962      6,556
    IT consulting and systems integration ................................     5,852      3,006
    Technical staffing ...................................................     2,015      2,029
    Learning services ....................................................       110        136
                                                                            --------   --------
TOTAL REVENUE ............................................................    42,038     30,165
    Cost of revenue ......................................................    31,330     23,008
                                                                            --------   --------
GROSS PROFIT .............................................................    10,708      7,157
    Selling, general, and administrative expense .........................     8,290      5,905
                                                                            --------   --------
OPERATING INCOME .........................................................     2,418      1,252
    Interest income, net .................................................        83        167
    Foreign currency transaction loss ....................................       (24)      (199)
                                                                            --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ....................     2,477      1,220
    Income tax provision .................................................       782        592
                                                                            --------   --------
INCOME FROM CONTINUING OPERATIONS ........................................     1,695        628
    Income (loss) from discontinued operations, net of tax provision
       (credit) of $29 in 2005 and $(2) in 2004 ..........................        55         (4)
                                                                            --------   --------
NET INCOME ...............................................................  $  1,750   $    624
                                                                            ========   ========

BASIC EARNINGS PER COMMON SHARE
    Income from continuing operations ....................................  $   0.18   $   0.07
    Income from discontinued operations ..................................      0.01       0.00
                                                                            --------   --------
    Total basic earnings per common share ................................  $   0.18   $   0.07
                                                                            ========   ========

BASIC EARNINGS PER PREFERRED SHARE
    Income from continuing operations ....................................  $   0.18   $   0.07
    Income from discontinued operations ..................................      0.01       0.00
                                                                            --------   --------
    Total basic earnings per preferred share .............................  $   0.18   $   0.07
                                                                            ========   ========

DILUTED EARNINGS PER COMMON SHARE
    Income from continuing operations ....................................  $   0.17   $   0.07
    Income from discontinued operations ..................................      0.01       0.00
                                                                            --------   --------
    Total diluted earnings per common share ..............................  $   0.18   $   0.07
                                                                            ========   ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
    COMMON SHARE EQUIVALENTS OUTSTANDING
    Basic - common .......................................................     8,785      8,735
    Basic - preferred ....................................................       690        690
    Diluted - common .....................................................     9,105      8,890

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                MARCH 31,   DECEMBER 31,
                           ASSETS                                 2005         2004
-------------------------------------------------------------  ----------   -----------
                                                               (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents ...............................  $   37,456   $    40,436
    Accounts receivable (less allowance of $1,210 at
       March 31, 2005 and $912 at December 31, 2004) ........      42,198        28,888
    Prepaid expenses and other ..............................       2,469         2,288
    Deferred income taxes ...................................         427            --
    Net current assets of discontinued operations ...........          86            97
                                                               ----------   -----------
    TOTAL CURRENT ASSETS ....................................      82,636        71,709
                                                               ----------   -----------

PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
    Computer equipment and office furniture .................      23,020        22,768
    Purchased software ......................................      11,643        11,545
    Leasehold improvements ..................................       4,870         4,822
    Transportation equipment ................................         319           321
                                                               ----------   -----------
                                                                   39,852        39,456
    Less -- accumulated depreciation and amortization........     (31,744)      (31,074)
                                                               ----------   -----------
    NET PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE .........       8,108         8,382
                                                               ----------   -----------

OTHER ASSETS
    Goodwill ................................................      19,556         4,768
    Intangible assets, net ..................................      11,063         3,672
    Net noncurrent assets of discontinued operations ........          --            15
    Other ...................................................         383           441
                                                               ----------   -----------
    TOTAL OTHER ASSETS ......................................      31,002         8,896
                                                               ----------   -----------
TOTAL ASSETS ................................................  $  121,746   $    88,987
                                                               ==========   ===========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      (In thousands, except share amounts)

                                                                                      MARCH 31,   DECEMBER 31,
                     LIABILITIES AND SHAREHOLDERS' EQUITY                               2005         2004
-----------------------------------------------------------------------------------  -----------  ------------
                                                                                     (Unaudited)
CURRENT LIABILITIES
    Notes payable .................................................................  $        15  $         27
    Accounts payable ..............................................................       11,770         3,707
    Accrued payroll, related taxes, and withholdings ..............................        9,805         7,485
    Accrued expenses ..............................................................        7,041         2,217
    Accrued income taxes ..........................................................          158           644
    Deferred revenue ..............................................................        1,023         1,380
    Deferred income taxes .........................................................           --           156
    Current liabilities of discontinued operations ................................            7            12
                                                                                     -----------  ------------
    TOTAL CURRENT LIABILITIES .....................................................       29,819        15,628

LONG-TERM LIABILITIES
    Long-term debt ................................................................       13,712            --
    Deferred income taxes .........................................................        4,345         1,285
    Other long-term liabilities ...................................................          612           414
                                                                                     -----------  ------------
    TOTAL LONG-TERM LIABILITIES ...................................................       18,669         1,699
                                                                                     -----------  ------------

REDEEMABLE CONVERTIBLE PREFERRED STOCK, 5,000,000 shares authorized, 689,656 shares issued and outstanding; liquidation preference of
    $5,000 at March 31, 2005 and December 31, 2004 ................................        5,000         5,000

SHAREHOLDERS' EQUITY
    Common stock, $0.01 par value, 45,000,000 shares authorized, 8,847,929 and
       8,767,037 shares issued and outstanding at
       March 31, 2005 and December 31, 2004, respectively .........................           88            88
    Additional paid-in capital ....................................................       60,328        59,437
    Unamortized deferred compensation .............................................         (509)         (533)
    Retained earnings .............................................................        6,543         4,793
    Accumulated other comprehensive income ........................................        1,808         2,875
                                                                                     -----------  ------------
    TOTAL SHAREHOLDERS' EQUITY ....................................................       68,258        66,660
                                                                                     -----------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................................  $   121,746  $     88,987
                                                                                     ===========  ============

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In thousands)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                     ------------------
                                                                                       2005       2004
                                                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ....................................................................  $  1,750   $    624
    (Income) loss from discontinued operations ....................................       (55)         4
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization ...........................................     1,470        987
          Non-cash expense related to stock options, restricted stock awards,
              and common stock issued to 401(k) plan and directors ................        76         73
          Other ...................................................................       (85)        44
          Changes in current assets and liabilities ...............................     2,151      2,930
          Changes in long-term assets and liabilities .............................       315       (141)
          Net operating cash flow from discontinued operations ....................        35        502
                                                                                     --------   --------
       Net cash provided by operating activities ..................................     5,657      5,023
                                                                                     --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, equipment, and software .................................      (809)      (564)
    Cash paid for acquisitions, net of cash acquired ..............................   (21,260)      (201)
                                                                                     --------   --------
       Net cash used in investing activities ......................................   (22,069)      (765)
                                                                                     --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt ......................................    15,000         --
    Proceeds from issuance of common stock ........................................       227        144
    Payments on long-term borrowings ..............................................    (1,299)      (657)
    Purchase of Company common stock ..............................................        --     (2,744)
    Net financing cash flow from discontinued operations ..........................       (11)       (57)
                                                                                     --------   --------
       Net cash provided by (used in) financing activities ........................    13,917     (3,314)
                                                                                     --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ......................      (485)         6
                                                                                     --------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................................    (2,980)       950
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................................    40,436     35,195
                                                                                     --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................................  $ 37,456   $ 36,145
                                                                                     ========   ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. ("TechTeam" or the "Company" or "we") in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made to the 2004 financial statements in order to conform to the 2005 financial statement presentation.

NOTE 2 -- COMPREHENSIVE INCOME

Comprehensive income consists of net income and foreign currency translation adjustments. A summary of comprehensive income is as follows:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ------------------
                                                       2005       2004
                                                      -------   --------
                                                        (In thousands)
COMPREHENSIVE INCOME
Net income .........................................  $ 1,750   $    624
Other comprehensive income (loss) --
    Foreign currency translation adjustment.........   (1,067)      (137)
                                                      -------   --------
Comprehensive income ...............................  $   683   $    487
                                                      =======   ========

NOTE 3 -- EARNINGS PER SHARE

Earnings per share is computed using the two-class method as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The two-class method is an earnings allocation formula that determines earnings per share separately for common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company's redeemable convertible preferred stock, which was issued in April 2003, is a participating security under SFAS 128. The redeemable convertible preferred stock has rights to undistributed earnings, but is not required to participate in net losses of the Company.

Earnings per share for common stock is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options. Earnings per share for preferred stock is computed using the weighted average number of preferred shares outstanding.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

NOTE 3 -- EARNINGS PER SHARE (continued)

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations:

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                -------------------------------------
                                                                   2005                       2004
                                                                ----------                 ----------
                                                                (In thousands, except per share data)
Income from continuing operations ............................  $    1,695                 $      628
Less - Income from continuing operations allocated to
    preferred shareholders ...................................         123                         46
                                                                ----------                 ----------
Income from continuing operations available to common
    shareholders .............................................  $    1,572                 $      582
                                                                ==========                 ==========

Basic weighted average common shares .........................       8,785                      8,735
Common stock equivalents from stock options ..................         320                        155
                                                                ----------                 ----------
Diluted weighted average common shares .......................       9,105                      8,890
                                                                ==========                 ==========

Weighted average preferred shares ............................         690                        690
                                                                ==========                 ==========

Earnings per share from continuing operations:
    Basic earnings per common share ..........................  $     0.18                 $     0.07
    Basic earnings per preferred share .......................  $     0.18                 $     0.07
    Diluted earnings per common share ........................  $     0.17                 $     0.07

During the three months ended March 31, 2005 and 2004, 64,000 and 360,000 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company's common stock for the respective period.

NOTE 4 -- NOTES PAYABLE AND LINE OF CREDIT

In August 2004, we entered into a business loan agreement with Standard Federal Bank, N.A. whereby the Company may borrow up to $5,000,000 under a line of credit. Outstanding borrowings bear interest at 0.5% per annum and are collateralized by a compensating balance cash deposit required to be held at the bank equal to the amount of any outstanding borrowings. The Company has not borrowed any amounts under this agreement, but the bank has issued approximately $279,000 of letters of credit under the agreement at March 31, 2005. The agreement expires on January 2, 2006, as amended on January 3, 2005, as noted below.

On January 3, 2005, we amended the agreement to allow for additional borrowings of $15,000,000 under a term loan due January 3, 2010. We used the proceeds from the term loan to partially finance the acquisition of Sytel, Inc. (see Note 11). The term loan bears interest at 0.5% per annum and is collateralized by a compensating balance cash deposit required to be held at the bank equal to the amount of the outstanding principal.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

NOTE 5 -- GOODWILL AND OTHER INTANGIBLE ASSETS

On January 3, 2005, we acquired all of the outstanding capital stock of Sytel, Inc. ("Sytel," see "Note 11 -- Acquisitions"). The goodwill resulting from the acquisition relates to our government technology services operating segment. Goodwill will not be amortized, but instead will be subject to annual impairment testing. We did not record an impairment loss for goodwill in any period presented.

Changes in the carrying amount of goodwill since December 31, 2004 consist of the following:

                                                         DIVERSIFIED
                                                             IT          GOVERNMENT     IT CONSULTING
                                                         OUTSOURCING     TECHNOLOGY      AND SYSTEMS
                                                           SERVICES       SERVICES       INTEGRATION     TOTAL
                                                         -----------     ----------     -------------   --------
                                                                             (In thousands)
Balance as of January 1, 2005........................    $       371     $    3,830     $         567   $  4,768
    Goodwill acquired................................              -         14,815                 -     14,815
    Effect of exchange rate changes..................              -              -               (27)       (27)
                                                         -----------     ----------     -------------   --------
Balance as of March 31, 2005.........................    $       371     $   18,645     $         540   $ 19,556
                                                         ===========     ==========     =============   ========

Other intangible assets consist of the following at March 31, 2005:

                                                                         ACCUMULATED    AMORTIZATION
                                                             COST       AMORTIZATION       PERIOD
                                                         -------------  ------------    ------------
                                                               (In thousands)
Customer relationship asset..........................    $       6,802  $        243      7 Years
Customer relationship asset..........................            3,367           421     10 years
Noncompete agreement.................................              712            44      4 years
Customer relationship asset..........................              701           547      5 years
Customer relationship asset..........................              488            70      6 years
Trademark and name...................................              339            21      4 years
                                                         -------------  ------------
                                                         $      12,409  $      1,346
                                                         =============  ============

The useful life of amortizable intangible assets is determined based on the period from which we expect to realize cash flows from these assets and considers, among other items, ability and cost to renew contracts with similar terms and conditions, historical customer retention rates, and the contractual life of the asset.

We re-evaluate intangible assets based on undiscounted operating cash flows whenever significant events or changes occur that might indicate a possible impairment of costs. If undiscounted cash flows are insufficient to recover recorded costs, we write down the carrying value of the assets to fair value based on discounted cash flows or market values. We did not record an impairment loss for intangible assets in any period presented.

Our expected future amortization expense for intangible assets held at March 31, 2005 is as follows: $1,310,000 for the remainder of 2005, $1,750,000 in 2006,
$1,660,000 in 2007, $1,660,000 in 2008, and $1,390,000 in 2009.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

NOTE 6 -- STOCK-BASED COMPENSATION

We account for stock-based compensation awards granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The effect on net income and earnings per share had compensation costs been recognized based on the fair value method prescribed by SFAS 123, "Accounting for Stock-Based Compensation," is as follows:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                        2005               2004
                                                                      --------           ---------
                                                                       (In thousands, except per
                                                                               share data)
Reported net income..............................................     $  1,750           $     624
Add: Total stock-based compensation expense included
    in reported net income, net of tax...........................           28                  11
Deduct: Total stock-based compensation expense determined
    under the fair value method for all awards, net of tax.......         (272)               (285)
                                                                      --------           ---------
Pro forma net income.............................................     $  1,506           $     350
                                                                      ========           =========
Basic earnings per common and preferred share:
    As reported..................................................     $   0.18           $    0.07
    Pro forma....................................................     $   0.16           $    0.04
Diluted earnings per common share:
    As reported..................................................     $   0.18           $    0.07
    Pro forma....................................................     $   0.15           $    0.04

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123R, "Share-Based Payment," which replaces SFAS 123 and supersedes APB 25. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123R is effective for awards that are granted, modified, or settled in periods beginning after December 15, 2005, or the Company's fiscal year beginning January 1, 2006. The Company intends to adopt SFAS 123R on January 1, 2006. As we use the fair value method of accounting under the original provisions of SFAS 123 for pro forma disclosure purposes, we are also required to apply the provisions of SFAS 123R in recognizing compensation cost for any portion of awards granted or modified after December 15, 1994, that are not yet vested at the date SFAS 123R is adopted. Based on the number of non-vested stock options the Company has outstanding at March 31, 2005 adoption of SFAS 123R will result in approximately $18,000 of aggregate compensation expense, net of tax, in fiscal years after 2005 and will not have a material affect on our financial position or operating results.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

NOTE 7 -- INCOME TAXES

For the three months ended March 31, 2005, the consolidated effective tax rate of 31.5% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions. For the three months ended March 31, 2004, the consolidated effective tax rate of 48.5% differs from the statutory tax rate of 34% primarily due to providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain tax jurisdictions.

No provision has been made with respect to approximately $5.6 million of undistributed earnings of foreign subsidiaries at March 31, 2005, since we consider these earnings to be permanently reinvested. In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides guidance under SFAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 ("Jobs Act") on an enterprise's income tax expense and deferred taxes. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We have not yet evaluated the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted income tax expense or deferred taxes to reflect the repatriation provisions of the Jobs Act.

NOTE 8 -- SEGMENT REPORTING

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

As a result of acquiring three companies over a 13-month period from December 31, 2003, we have strategically added the government technology services vertical market to our business and have expanded this segment. In order to better describe our business following these changes, during the fourth quarter of 2004, we modified our four reporting business segments into five reporting segments -- Diversified IT Outsourcing Services, Government Technology Services, IT Consulting and Systems Integration, Technical Staffing, and Learning Services. Prior year amounts have been reclassified to reflect the current presentation.

The accounting policies of the operating segments are the same as those described in Note 1 to the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. We evaluate segment performance based on segment gross profit. We do not allocate assets to operating segments, but we allocate certain amounts of depreciation and amortization expense to operating segments.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

NOTE 8 -- SEGMENT REPORTING (continued)

Financial information for our operating segments is as follows:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                        2005               2004
                                                                      --------           ---------
                                                                            (In thousands)
REVENUE
    Diversified IT outsourcing services.......................        $ 19,099           $  18,438
    Government technology services............................          14,962               6,556
    IT consulting and systems integration.....................           5,852               3,006
    Technical staffing........................................           2,015               2,029
    Learning Services.........................................             110                 136
                                                                      --------           ---------
Total revenue.................................................        $ 42,038           $  30,165
                                                                      ========           =========
GROSS PROFIT
    Diversified IT outsourcing services.......................        $  4,913           $   4,762
    Government technology services............................           4,337               1,595
    IT consulting and systems integration.....................           1,038                 395
    Technical staffing........................................             404                 390
    Learning Services.........................................              16                  15
                                                                      --------           ---------
Total gross profit............................................          10,708               7,157
    Selling, general, and administrative expense..............           8,290               5,905
    Net interest income.......................................              83                 167
    Foreign currency transaction loss.........................             (24)               (199)
                                                                      --------           ---------
Income from continuing operations before income taxes.........        $  2,477           $   1,220
                                                                      ========           =========

We attribute revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue by geographic area is presented below:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                        2005               2004
                                                                      --------           ---------
                                                                            (In thousands)
REVENUE
    United States.............................................        $ 29,395           $  21,418
    Europe:
       Belgium................................................           8,905               5,136
       Other..................................................           3,738               3,611
                                                                      --------           ---------
    Total Europe..............................................          12,643               8,747
                                                                      --------           ---------
Total revenue.................................................        $ 42,038           $  30,165
                                                                      ========           =========

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

NOTE 8 -- SEGMENT REPORTING (continued)

Revenue from customers, or groups of customers under common control, that comprise 10% or greater of our total revenue in any period presented are as follows:

                                                                      THREE MONTHS ENDED MARCH 31
                                                                      ---------------------------
                                                                        2005              2004
                                                                      --------          ---------
Ford Motor Company and Subsidiaries...........................            28.3%              40.1%
United States Government......................................            29.9%              12.8%
                                                                      --------          ---------
Total.........................................................            58.2%              52.9%
                                                                      ========          =========

We conduct business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the United States Government. For the three months ended March 31, 2005, no single agency or department of the United States Government comprised 10% or greater of the Company's total revenue. For the three months ended March 31, 2004, one customer within the United States Government comprised 10.2% of the Company's total revenue.

NOTE 9 -- STOCK REPURCHASE PROGRAM

In February 2004, we announced a stock repurchase program to repurchase up to 1,000,000 shares of the Company's common stock. Under this program, we purchased 350,000 shares of our common stock from a director of the Company and his immediate family for $7.84 per share, inclusive of sales commission expense, during the first quarter of 2004. No other repurchases were made under the program. The repurchase program expired on January 27, 2005.

NOTE 10 -- CONTINGENCIES

MINORITY FOREIGN OWNERSHIP, CONTROL, OR INFLUENCE:

TechTeam acquired 100% of the outstanding stock of Digital Support Corporation ("DSC") on December 31, 2003. DSC provides services to various departments within the United States Department of Defense ("DoD"). DSC acquired 100% of the outstanding capital stock of Sytel on January 3, 2005. Sytel provides services to various departments within the DoD and the United States Department of State ("DoS"). Both DSC and Sytel require facility security clearances ("FSC") in order to perform their services for one or more of their DoD and DoS customers. Given the beneficial ownership of over 5% of TechTeam's capital stock by ChrysCapital II, LLC, a Mauritius entity ("ChrysCapital"), and ChrysCapital's right to appoint a member of TechTeam's Board of Directors, TechTeam is considered to be under minority foreign ownership, control, or influence ("FOCI") for purposes of the National Industrial Security Program Operating Manual ("NISPOM"). On May 5, 2005, we entered into a Security Control Agreement, which is a recognized measure under NISPOM for mitigation of minority FOCI, with the DoD.

LEGAL PROCEEDINGS:

The Company is a party to various legal proceedings that are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on our liquidity, financial condition, or results of operations, although no assurances can be given in this regard.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

NOTE 11 -- ACQUISITIONS

On January 3, 2005, TechTeam Global, Inc., through its wholly-owned subsidiary DSC, completed the acquisition of all of the outstanding stock of Sytel, Inc., a diversified information technology services and solutions company headquartered in Bethesda, Maryland, that provides managed network services and advanced enterprise solutions -- including network design, management, and support; network security services; help desk support; program design and implementation; and e-government and e-learning solutions -- to several departments of the United States Government. The total purchase price of $21,903,000 consists of initial consideration paid by the Company of $18,500,000, acquisition costs of $724,000, a noncompete agreement of $500,000, an estimated working capital payment of $1,567,000, and stock options with a fair value of $612,000 to purchase 160,900 shares of Company common stock. The stock options were valued using the Black-Scholes valuation model using the following assumptions -- risk-free interest rate of 3.28%, volatility factor of the expected market price of our common stock of 50%, expected life of 3 years, and dividend yield of 0%. In addition to the initial purchase price, the selling shareholders will be paid an amount equal to 7% of Sytel's gross profit in excess of $12,000,000 in 2005 and $14,000,000 in 2006.

Of the initial consideration, $2,475,000 was placed into an escrow account, which consists of $825,000 related to a potential working capital adjustment and $1,650,000 related to representations and warranties of the selling shareholders contained in the purchase agreement. The purchase price is subject to a working capital adjustment based upon Sytel's final net working capital position at January 3, 2005. As noted above, the Selling Shareholders were paid an estimated working capital adjustment of $1,567,000, subject to final adjustment and settlement.

The following table summarizes the preliminary allocation of the purchase price at January 3, 2005 and the net cash used in the acquisition. The allocation of the purchase price may change in future periods based on the final working capital settlement and valuation of long-lived assets.

                                                                       AMOUNT
                                                                    ------------
                                                                   (In thousands)
Goodwill......................................................        $ 14,815
Intangible assets.............................................           7,853
Property, equipment, and purchased software...................             169
Other current and non-current assets, net of cash
    acquired of $31...........................................          11,836
Accounts payable, accrued liabilities, and deferred
    tax liabilities assumed...................................         (12,801)
                                                                      --------
Total purchase price, net of cash acquired....................          21,872
Issuance of stock options.....................................            (612)
                                                                      --------
Net cash used.................................................        $ 21,260
                                                                      ========

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

NOTE 11 -- ACQUISITIONS (continued)

The operating results of Sytel are included in the consolidated results of operations of the Company from January 3, 2005. The unaudited pro forma condensed consolidated results of operations for the three months ended March 31, 2004 are presented below as though Sytel had been acquired as of January 1, 2004.

                                                                    THREE MONTHS
                                                                       ENDED
                                                                      MARCH 31,
                                                                        2004
                                                                   --------------
                                                                   (In thousands)
Revenue
    As reported...............................................     $       30,165
    Pro forma.................................................     $       37,369
Income (loss) from continuing operations
    As reported...............................................     $          628
    Pro forma.................................................     $          (82)
Net income (loss)
    As reported...............................................     $          624
    Pro forma.................................................     $          (86)
Diluted earnings (loss) per common share
    As reported...............................................     $         0.07
    Pro forma.................................................     $        (0.01)

NOTE 12 -- DISCONTINUED OPERATIONS

TechTeam Capital Group, LLC ("Capital Group"), a subsidiary of the Company, previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from two to five years. Capital Group ceased writing new leases in March 2000 and is in the final stages of running out its lease portfolio. Our future revenue stream from contractually committed leases is inconsequential to our results of operations. The primary activity that remains in closing down the leasing operation is the collection of accounts receivable, including older accounts receivable related to terminated leases, which will continue during 2005. As a result, Capital Group has been presented as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Disposal or Impairment of Long-Lived Assets." Under SFAS 144, the operating results of Capital Group are presented separately from continuing operations in the accompanying financial statements for all periods presented. Capital Group previously was reported as a separate operating segment called Leasing Operations.

Summarized information for Capital Group is as follows:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                        2005               2004
                                                                      --------           ---------
                                                                             (In thousands)
Revenue.......................................................        $     67           $     105
Income (loss) before income taxes.............................        $     84           $      (6)

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

NOTE 13 -- SUBSEQUENT EVENT

On May 3, 2005, the holder of preferred stock converted 319,656 shares of preferred stock into an equal number of shares of unregistered Company common stock. Had this transaction occurred during the three months ended March 31, 2005, our reported basic and diluted earnings per common share would not have changed.

During the three months ended March 31, 2005, the preferred shareholder exercised its right to cause the Company to register for sale the shares of common stock issuable upon conversion of the preferred shares. In connection therewith, the Company filed a registration statement on Form S-3 with the United States Securities and Exchange Commission on April 8, 2005.

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TechTeam is a global provider of information technology ("IT") and business process outsourcing support services to Fortune 1000 companies, multinational companies, product providers, small and mid-size companies, and government entities. Our goal is to deliver the best overall value proposition in our industry -- the best combination of high quality, low cost, flexibility, and customer satisfaction -- and become a global provider of IT and business process outsourcing support services with $500 million in revenue by 2009 through a combination of sustained organic growth coupled with selective, strategic, and accretive acquisitions.

Our results for the three months ended March 31, 2005 reflect the early success of our acquisition strategy. On January 3, 2005, we acquired Sytel, Inc. ("Sytel"), a diversified information technology services and solutions company headquartered in Bethesda, Maryland, that provides managed network services and advanced enterprise solutions -- including network design, management, and support; network security services; help desk support; program design and implementation; and e-government and e-learning solutions -- to several departments of the United States Government. We also acquired Advanced Network Engineering NV ("A.N.E.") on May 13, 2004, an information technology services and solutions company in Belgium that provides software application, network infrastructure, and systems integration services to various global, pan-European, and Belgian customers. Together, Sytel and A.N.E. contributed revenue of $10.2 million for the three months ended March 31, 2005, which resulted in an increase in total revenue of 39.4% to $42.0 million, from $30.2 million for the comparable period in 2004. Excluding revenue contributed by Sytel and A.N.E., total revenue increased 5.7% to $31.9 million for the three months ended March 31, 2005, from $30.2 million for the comparable period in 2004.

As a result of acquiring three companies over a 13-month period from December 31, 2003, we have significantly grown our business and strategically added the government technology services vertical market to our business and expanded this segment. The services provided in this business segment mirror the services offered in our other business segments, but are provided to various departments of the United States Government, local government entities, and the European Union. In order to better describe our business following these changes, during the fourth quarter of 2004, we modified our four reporting business segments into five reporting segments -- Diversified IT Outsourcing Services, Government Technology Services, IT Consulting and Systems Integration, Technical Staffing, and Learning Services. Prior year amounts have been reclassified to reflect the current presentation.

Our results for the three months ended March 31, 2005 also reflect profitability improvement over the comparable period in 2004 through our continued growth in Europe, success at establishing multilingual help desk operations in Romania (with the delivery of customer support services beginning in April 2004), and continuing efforts to improve operating efficiencies and performance and control costs. Revenue from our European operations, including the revenue contributed from A.N.E., increased 44.5% to $12.6 million for the three months ended March 31, 2005, from $8.75 million for the comparable period in 2004. Total Company gross profit improved 49.6% to $10.7 million for the three months ended March 31, 2005, from $7.16 million for the comparable period in 2004. The Company's gross margin (gross profit expressed as a percentage of revenue) improved to 25.5% for the three months ended March 31, 2005, from 23.7% for the comparable period in 2004. Excluding the gross profit contributed by Sytel and A.N.E., gross profit grew 11.9% to $8.01 million for the three months ended March 31, 2005, from $7.16 million for the comparable period in 2004, and gross margin improved to 25.1%.

As we look to the remainder of 2005, we expect certain challenges to impact our profitability in future periods. First, we are required to adopt the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") for the year ended December 31, 2005, which requires us to certify our system of internal control over financial reporting and disclosure. We expect to incur between $1.0 million to $1.5 million of incremental expense in 2005 to implement this section of the Act. These costs may increase if it is determined that significant efforts will be required to remediate control deficiencies that may be identified during implementation. In addition, significant time and effort of management will be required. For the three months ended March 31, 2005, we incurred approximately $20,000 of third party expense related to this project.

Next, we are investing in our global infrastructure to support our growth. We are implementing a new human capital management system during 2005 and 2006, which will encompass most aspects of our global human resource functions. We expect to incur approximately $600,000 to $700,000 of expense in 2005 during implementation before we begin to realize resulting operational efficiencies in future periods. For the three months ended March 31, 2005, we incurred approximately $80,000 of expense related to this project. As our customers continue to require services delivered globally, we also expect to make investments necessary to establish operations in new countries from time to time.

In connection with our acquisitions, we expect to incur expenses totaling $556,000 for the remainder of 2005 and $59,000 in 2006 related to contingent consideration and retention bonuses for key employees. The contingent consideration is payable to key employees if certain operating targets are met and is also contingent upon the key employees continuing to be employed by the Company. Therefore, these amounts are reported as compensation expense in the accompanying financial statements.

Finally, as previously reported, a large help desk contract with DaimlerChrysler AG has not been renewed and another contract with Liberty Mutual Insurance Company ("Liberty Mutual") ended in March 2005, as the client brought these services in-house. Since services for these projects were delivered from our Southfield, Michigan help desk facility, our facility is currently underutilized.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ---------------------------       INCREASE
                                                      2005            2004         (DECREASE)       % CHANGE
                                                  ----------       -----------     -----------      --------
                                                       (In thousands, except percentages)
REVENUE
     Diversified IT outsourcing services ....     $    19,099      $    18,438     $       661        3.6%
     Government technology services .........          14,962            6,556           8,406        128%
     IT consulting and systems integration ..           5,852            3,006           2,846       94.7%
     Technical staffing .....................           2,015            2,029             (14)      (0.7)%
     Learning services ......................             110              136             (26)     (19.1)%
                                                  -----------      -----------     -----------      -----
TOTAL REVENUE ...............................     $    42,038      $    30,165     $    11,873       39.4%
                                                  ===========      ===========     ===========      =====

The majority of the overall revenue growth of 39.4% for the three months ended March 31, 2005, from the comparable period in 2004, is attributable to our acquisitions of Sytel and A.N.E. and revenue growth in Belgium and at our subsidiary, TechTeam Cyntergy. Our acquisition of Sytel on January 3, 2005 accounts for all of the increase in revenue from government technology services of 128% to $15.0 million for the three months ended March 31, 2005, from $6.56 million for the comparable period in 2004. Excluding Sytel, revenue from government technology services decreased 1.8% to $6.44 million for the three months ended March 31, 2005, from the comparable period in 2004, because the first quarter of 2004 included higher hardware sales.

Our acquisition of A.N.E. on May 13, 2004 accounts for 55.4% of the increase in revenue of $2.85 million from IT consulting and systems integration to $5.85 million for the three months ended March 31, 2005, an increase in revenue of 94.7% from $3.01 million for the comparable period in 2004. Excluding A.N.E., revenue from IT consulting and systems integration increased 42.2% to $4.28 million for the three months ended March 31, 2005, from $3.01 million for the comparable period in 2004, primarily due to additional business from new and existing customers at TechTeam Cyntergy, which provides deployment, training, and implementation services to companies in the hospitality, retail, food service, and other industries throughout the United States.

Revenue from our diversified IT outsourcing services increased 3.6% to $19.1 million for the three months ended March 31, 2005, from $18.4 million for the comparable period in 2004, as a result of 42.7% revenue growth from our blended solution Belgium and Romania, offset by a decline in revenue from diversified IT outsourcing services in the United States of 13.7%. The growth in Belgium and Romania is primarily due to new customer contracts. The decrease in revenue in the United States is primarily due to the decline in revenue from DaimlerChrysler and Liberty Mutual, which is partially offset by new customer contracts.

Total revenue generated in the United States increased 37.2% to $29.4 million for the three months ended March 31, 2005, from $21.4 million for the comparable period in 2004, due to our acquisition of Sytel. Excluding revenue contributed by Sytel, revenue generated in the United States decreased 2.8% to $20.8 million for the three months ended March 31, 2005, from $21.4 million for the comparable period in 2004, primarily due to the aforementioned decline in revenue from DaimlerChrysler and Liberty Mutual and a contractual price reduction to Ford effective August 1, 2004, partially offset by new customer contracts in diversified IT outsourcing services, government technology services, and additional business from new and existing customers in IT consulting and systems integration at our subsidiary, TechTeam Cyntergy.

Revenue generated in Europe increased 44.5% to $12.6 million for the three months ended March 31, 2005, from $8.75 million for the comparable period in 2004, primarily due to growth in business in Belgium and Romania from new customer contracts, our acquisition of A.N.E., and the strengthening of European currencies relative to the U.S. dollar. Excluding revenue contributed by A.N.E., revenue generated in Europe increased 26.5% to $11.1 million for the three months ended March 31, 2005, from $8.75 million for the comparable period in 2004. If revenue in Europe for the three months ended March 31, 2005 was translated at the average exchange rate for the comparable period in 2004, reported revenue would have been reduced by approximately $590,000. Since most of the Company's international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit and operating income is considerably less than the estimated impact on revenue.

                                                           THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------------------
                                                           2005                       2004
                                                  ---------------------      ---------------------
                                                                GROSS                      GROSS        INCREASE
                                                   AMOUNT      MARGIN %       AMOUNT      MARGIN %     (DECREASE)    %CHANGE
                                                  --------     --------      --------     --------     ----------    -------
                                                                      (In thousands, except percentages)
GROSS PROFIT
     Diversified IT outsourcing services ....     $  4,913       25.7%       $  4,762       25.8%       $    151        3.2%
     Government technology services .........        4,337       29.0%          1,595       24.3%          2,742        172%
     IT consulting and systems integration ..        1,038       17.7%            395       13.1%            643        163%
     Technical staffing .....................          404       20.0%            390       19.2%             14        3.6%
     Learning services ......................           16       14.5%             15       11.0%              1        6.7%
                                                  --------                   --------                   --------
TOTAL GROSS PROFIT ..........................     $ 10,708       25.5%       $  7,157       23.7%       $  3,551       49.6%
                                                  ========                   ========                   ========

Consistent with revenue, the majority of the overall gross profit growth of 49.6% for the three months ended March 31, 2005, from the comparable period in 2004, is attributable to our acquisitions of Sytel and A.N.E. and growth in Belgium and at TechTeam Cyntergy.

Our acquisition of Sytel accounts for the 88.1% of the increase in gross profit of $2.74 million from government technology services to $4.34 million for the three months ended March 31, 2005, an increase in gross profit of 172% from $1.60 million for the comparable period in 2004. Excluding Sytel, gross profit from government technology services increased 20.4% to $1.92 million for the three months ended March 31, 2005, from $1.60 million for the comparable period in 2004, due to higher margin contracts and less revenue from lower margin hardware sales that were included in the first quarter of 2004. Gross margin from government technology services increased to 29.0% for the three months ended March 31, 2005, from 24.3% for the comparable period in 2004, primarily due to less revenue from lower margin hardware sales in the first quarter of 2004.

Gross profit from IT consulting and systems integration increased 163% to $1.04 million for the three months ended March 31, 2005, from $395,000 for the comparable period in 2004. Gross margin from IT consulting and systems integration increased to 17.7% for the three months ended March 31, 2005, from 13.1% for the comparable period in 2004. The increase in gross profit and gross margin was primarily due to our acquisition of A.N.E. and additional business from new and existing customers at TechTeam Cyntergy. Excluding the gross profit contributed by A.N.E., gross profit increased 94.7% to $769,000 for the three months ended March 31, 2005, from $395,000 for the comparable period in 2004.

Gross profit from our diversified IT outsourcing services increased 3.2% to $4.91 million for the three months ended March 31, 2005, from $4.76 million for the comparable period in 2004. Gross margin from diversified IT outsourcing services remained consistent at 25.7% for the three months ended March 31, 2005, from 25.8% for the comparable period in 2004. The increase in gross profit is a result of the aforementioned revenue growth from our blended solution Belgium and Romania; partially offset by a decline in revenue from diversified IT outsourcing services in the United States.

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  ----------------------      INCREASE
                                                    2005          2004       (DECREASE)     % CHANGE
                                                  --------      --------     ----------     --------
                                                   (In thousands, except percentages)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense      $  8,290      $  5,905      $  2,385        40.4%
Net interest income .........................     $     83      $    167      $    (84)      (50.3)%
Foreign currency transaction loss ...........     $    (24)     $   (199)     $    175       (87.9)%
Income tax provision ........................     $    782      $    592      $    190        32.1%

Selling, general, and administrative expense increased 40.4% to $8.29 million, or 19.7% of total revenue, for the three months ended March 31, 2005, from $5.91 million, or 19.6% of total revenue, for the comparable period in 2004, primarily due to our acquisitions of Sytel and A.N.E. Excluding the revenue and expenses contributed by Sytel and A.N.E., selling, general, and administrative expense increased 11.0% to $6.56 million, or 20.6% of total revenue, for the three months ended March 31, 2005, primarily due to a $200,000 bonus payable upon renewal of DSC's largest contract in March 2005 and higher expenses related to training, marketing and investor relations activity, and reinstatement of the Company's 401(k) matching contribution.

Net interest income decreased to $83,000 for the three months ended March 31, 2005, from $167,000 for the comparable period in 2004, as a result of the Company borrowing $15.0 million on January 3, 2005 under a term loan to partially finance the acquisition of Sytel, and reduced interest income from cash and cash equivalents being held as collateral for the term loan in a non-interest-bearing account.

Foreign currency transaction loss decreased to a loss of $(24,000) for the three months ended March 31, 2005, from a loss of $(199,000) for the comparable period in 2004, primarily due to the U.S. dollar weakening relative to the euro and British pound sterling to a greater extent in 2004 than in 2005 and lower foreign-denominated balances subject to transaction gains and losses in 2005 than in 2004.

For the three months ended March 31, 2005, the consolidated effective tax rate of 31.6% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions. For the three months ended March 31, 2004, the consolidated effective tax rate of 48.5% differs from the statutory tax rate of 34% primarily due to providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain tax jurisdictions.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

We have historically been heavily dependent upon two or three major clients for a substantial portion of our revenue. For the three months ended March 31, 2005 and 2004, Ford Motor Company and the United States Government were our only clients that exceeded the threshold for being reported as a significant customer or group of customers under common control. We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the United States Government. For the three months ended March 31, 2005 and 2004, Ford accounted for 28.3% and 40.1%, respectively, of the Company's total revenue, and the United States Government accounted for 29.9% and 12.8%, respectively, of the Company's total revenue. For the three months ended March 31, 2005, no single agency or department of the United States Government comprised 10% or greater of the Company's total revenue. For the three months ended March 31, 2004, one customer within the United States Government comprised 10.2% of the Company's total revenue.

Our business with Ford consists of help desk services discussed above, technical staffing, installation of new personal computer equipment through Dell Inc., and the support services provided to Volvo Car Corporation, a subsidiary of Ford Motor Company. We anticipate that our revenue from Ford will continue to grow during 2005. Our largest contract with Ford for its Global Help desk is scheduled to expire on July 31, 2005. Following the completion of a benchmarking study that reaffirmed the value and quality of TechTeam's services, we are currently in active negotiations with Ford on the renewal of this contract. We are not aware of any request-for-proposal process that has been initiated by Ford. Accordingly, we believe that we are well positioned to win this renewal due to our strong performance, although no assurances can be given in this regard.

Ford's credit rating was lowered to "below investment grade" status by Standard & Poor's Rating Services on May 5, 2005. At this time, we do not expect this downgrade to negatively affect our business with Ford or the collectibility of our accounts receivable from Ford. However, any loss of (or failure to retain a significant amount of business with) Ford would have a material adverse effect on the Company's operating results and liquidity.

The Company continues to seek to diversify its client base from both a client and industry perspective. During 2004, we were successful in expanding our non-Ford-related business, especially through our multilingual help desk offering and the results from our acquisitions of TechTeam A.N.E. and DSC. During the three months ended March 31, 2005, we achieved further diversification as a result of our acquisition of Sytel. While a major facet of our business strategy remains to diversify our customer base and become less dependent on our business with Ford, we believe our strong performance and relationship with Ford will continue to result in increasing revenue dollars while the percentage of our total revenue derived from Ford declines, although no assurances can be given in this regard.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 123R, "Share-Based Payment," which replaces SFAS 123 and supersedes APB 25. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123R is effective for awards that are granted, modified, or settled in periods beginning after December 15, 2005, or the Company's fiscal year beginning January 1, 2006. The Company intends to adopt SFAS123R on January 1, 2006. As we use the fair value method of accounting under the original provisions of SFAS 123 for pro forma disclosure purposes, we are also required to apply the provisions of SFAS 123R in recognizing compensation cost for any portion of awards granted or modified after December 15, 1994, that are not yet vested at the date SFAS 123R is adopted. Based on the number of non-vested stock options the Company has outstanding at March 31, 2005 adoption of SFAS 123R will result in approximately $18,000 of aggregate compensation expense, net of tax, in fiscal years after 2005 and will not have a material affect on our financial position or operating results.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $37.5 million at March 31, 2005, as compared to $40.4 million at December 31, 2004. During the three months ended March 31, 2005, cash and cash equivalents decreased $2.98 million primarily due to $5.66 million in cash provided by operations offset by $6.26 million in cash used to acquire Sytel (net of debt borrowings of $15.0 million), $809,000 in cash used for capital expenditures, and $1.30 million in payments on long-term debt. Our operating cash flow of $5.66 million for the three months ended March 31, 2005 was generated primarily by income prior to non-cash charges for depreciation and amortization of $3.22 million, and conversion of working capital to cash as accounts payable and accrued liabilities increased $5.13 million whereas current assets less cash increased $2.98 million. Cash flow from operations increased 12.6% to $5.66 million for the three months ended March 31, 2005, from $5.02 million for the comparable period in 2004, primarily due to an increase in income prior to non-cash charges for depreciation and amortization, partially offset by less cash from working capital changes and discontinued operations.

Long-term cash requirements, other than for normal operating expenses, are anticipated for the continued expansion in Europe, enhancements of existing technologies, possible repurchases of our common stock, additional consideration that is payable to the selling shareholders of Sytel, DSC, and A.N.E. if specific performance conditions and operating targets are met in 2005 - 2007, possible global expansion activities, the possible payment of Company dividends, and the possible acquisition of businesses complementary to the Company's existing businesses. We believe that positive cash flows from operations, together with existing cash balances, will continue to be sufficient to meet our ongoing requirements for the next twelve months and foreseeable future. We have historically not paid dividends.

MATERIAL COMMITMENTS

As a result of the Company's acquisition of Sytel on January 3, 2005, the Company's outstanding contractual obligations have changed to include $15.0 million the Company borrowed under a term loan with a bank to finance our acquisition of Sytel and operating lease commitments of Sytel. The Company has the following contractual obligations outstanding at March 31, 2005:

                                                            REDEEMABLE
                                                           CONVERTIBLE
                                                            PREFERRED      OPERATING
 MATURITIES OF CONTRACTUAL OBLIGATIONS          DEBT          STOCK          LEASES
----------------------------------------     ----------    -----------     ----------
Less than one year .....................     $       15     $       --     $    3,928
1-3 years ..............................             --          5,000          9,637
4-5 years ..............................         13,712             --          5,730
Thereafter .............................             --             --          4,689
                                             ----------     ----------     ----------
Total ..................................     $   13,727     $    5,000     $   23,984
                                             ==========     ==========     ==========

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes in the selection and application of critical accounting policies and estimates disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

FACTORS INFLUENCING FUTURE RESULTS

Refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks since December 31, 2004.

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

On January 3, 2005, we acquired Sytel, Inc., which expanded our internal controls over financial reporting and disclosure. As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.

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

ITEM 2 -- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities of the Company during the three months ended March 31, 2005.

There were no purchases of Company common stock made by the Company during the three months ended March 31, 2005. A stock repurchase program to repurchase up to 1,000,000 shares of the Company's common stock expired on January 27, 2005.

ITEM 6 -- EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

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

                                   TechTeam Global, Inc.
                                       (Registrant)

Date: May 11, 2005     By: /s/ William F. Coyro, Jr.      William F. Coyro, Jr.
                           -------------------------      President, Chief Executive
                                                          Officer, and Director
                                                          (Principal Executive Officer)

                       By: /s/ David W. Morgan            David W. Morgan
                           -------------------------      Chief Financial Officer and
                                                          Treasurer (Principal Financial
                                                          Officer)

                       By: /s/ Marc J. Lichtman           Marc J. Lichtman
                           -------------------------      Chief Accounting Officer
                                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX

EX NO.      DESCRIPTION
------      -----------
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