Form 10-K/A
period 2004-12-31
TECHTEAM GLOBAL INC
filed 2005-07-15
CIK 805054

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________.

                         COMMISSION FILE NUMBER: 0-16284

                              TECHTEAM GLOBAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                   38-2774613
    (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

                  27335 WEST 11 MILE ROAD, SOUTHFIELD, MI 48034
               (Address of Principal Executive Offices) (Zip Code)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (248) 357-2866


       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

       Title of Each Class          Name on each exchange on which registered
   ---------------------------      -----------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement, dated April 4, 2005, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

                                EXPLANATORY NOTE

TechTeam Global, Inc. (collectively with its subsidiaries, the "Company," "TechTeam," "we," "us" and "our") is filing this Amendment No. 1 to Form 10-K/A ("Amendment No. 1") solely to amend its disclosures in Item 9A of Part II contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Form 10-K"), which was originally filed with the Securities and Exchange Commission (the "SEC") on March 18, 2005. The purpose of this Amendment No. 1 is to address comments that TechTeam received from the Staff of the Division of Corporation Finance of the SEC.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 contains the complete text of Item 9A of Part II, as amended, and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The representations contained in the new certifications continue to relate solely to our fiscal year ended December 31, 2004. This Amendment No. 1 contains only the sections and exhibits to the Form 10-K that are being amended and restated. The sections of and exhibits to the Form 10-K as originally filed, which are not included herein, are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

                                     PART II

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

As required by Rule 13(a)-15d under the Securities Exchange Act of 1934, the Company's management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended December 31, 2004. On January 3, 2005, we acquired Sytel, Inc., which expanded our internal controls over financial reporting and disclosure.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Note: Item 15 in the Form 10-K, as originally filed, is unchanged except for the filing of additional certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a)(3)   Exhibits.

      EXHIBIT
      NUMBER                              EXHIBIT

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TECHTEAM GLOBAL, INC.



Date:  July 15, 2005                                           William F. Coyro, Jr.
                                                               President, Chief Executive Officer, and
                           By:  /s/ William F. Coyro, Jr.      Director (Principal Executive Officer)
                              --------------------------
                                                               David W. Morgan
                                                               Chief Financial Officer and Treasurer
                           By:  /s/ David W. Morgan            (Principal Financial Officer)
                              --------------------------
                                                               Marc J. Lichtman
                                                               Chief Accounting Officer (Principal
                           By:  /s/ Marc J. Lichtman           Accounting Officer)
                              --------------------------

                                INDEX OF EXHIBITS


EXHIBIT
NUMBER                    EXHIBIT
------                    -------
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