Form 10-Q/A
period 2005-03-31
TECHTEAM GLOBAL INC
filed 2005-07-15
CIK 805054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                                EXPLANATORY NOTE

TechTeam Global, Inc. (collectively with its subsidiaries, the "Company," "TechTeam," "we," "us" and "our") is filing this Amendment No. 1 to Form 10-Q/A ("Amendment No. 1") solely to amend its disclosures in Item 4 of Part I contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the "Form 10-Q"), which was originally filed with the Securities and Exchange Commission (the "SEC") on May 11, 2005. The purpose of this Amendment No. 1 is to address comments that TechTeam received from the Staff of the Division of Corporation Finance of the SEC.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 contains the complete text of Item 4 of Part I, as amended, and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The representations contained in the new certifications continue to relate solely to our quarter ended March 31, 2005. This Amendment No. 1 contains only the sections and exhibits to the Form 10-Q, which are being amended and restated. The sections of and exhibits to the Form 10-Q as originally filed, which are not included herein, are unchanged and continue in full force and effect as originally filed. This Amendment No. 1 speaks as of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

                         PART I -- FINANCIAL INFORMATION

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

As required by Rule 13(a)-15d under the Securities Exchange Act of 1934, the Company's management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter ended March 31, 2005.

                          PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS

Note: Item 6 in the Form 10-Q, as originally filed, is unchanged except for the filing of additional certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                              TECHTEAM GLOBAL, INC.



Date:  July 15, 2005                                        William F. Coyro, Jr.
                         By:    /s/ William F. Coyro, Jr.   President, Chief Executive Officer, and
                              ----------------------------- Director (Principal Executive Officer)

                                                            David W. Morgan
                         By:    /s/ David W. Morgan         Chief Financial Officer and Treasurer
                              ----------------------------- (Principal Financial Officer)

                                                            Marc J. Lichtman
                         By:    /s/ Marc J. Lichtman        Chief Accounting Officer (Principal
                              ----------------------------- Accounting Officer)

                                  EXHIBIT INDEX


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
