Form 10-Q
period 2005-06-30
TECHTEAM GLOBAL INC
filed 2005-08-12
CIK 805054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

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

The number of shares of the registrant's common stock outstanding at July 31, 2005 was 9,881,657.

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I - FINANCIAL INFORMATION

   Item 1 Condensed Consolidated Statements of Operations -
             Three and Six Months Ended June 30, 2005 and 2004                 3

          Condensed Consolidated Balance Sheets -
             As of June 30, 2005 and December 31, 2004                       4-5

          Condensed Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 2005 and 2004                           6

          Notes to Condensed Consolidated Financial Statements              7-15

   Item 2 Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     16-26

   Item 3 Quantitative and Qualitative Disclosures About Market Risk          26

   Item 4 Controls and Procedures                                             26

PART II - OTHER INFORMATION

   Item 1 Legal Proceedings                                                   27

   Item 2 Unregistered Sales of Equity Securities and Use of Proceeds         27

   Item 4 Submission of Matters to a Vote of Security Holders              27-28

   Item 6 Exhibits                                                            28

SIGNATURES                                                                    29

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                      (In thousands, except per share data)

                                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                JUNE 30,             JUNE 30,
                                                           ------------------   -----------------
                                                             2005      2004       2005      2004
                                                           -------   --------   -------   -------
REVENUE
   Diversified IT outsourcing services .................   $18,640   $18,339    $37,739   $36,777
   Government technology services ......................    14,218     5,327     29,180    11,883
   IT consulting and systems integration ...............     7,080     4,689     12,931     7,695
   Technical staffing ..................................     2,116     1,957      4,132     3,986
   Learning services ...................................       231       171        341       307
                                                           -------   -------    -------   -------
TOTAL REVENUE ..........................................    42,285    30,483     84,323    60,648
   Cost of revenue .....................................    31,284    22,493     62,614    45,501
                                                           -------   -------    -------   -------
GROSS PROFIT ...........................................    11,001     7,990     21,709    15,147
   Selling, general, and administrative expense ........     8,871     6,244     17,162    12,149
                                                           -------   -------    -------   -------
OPERATING INCOME .......................................     2,130     1,746      4,547     2,998
   Interest income, net ................................        80       158        163       325
   Foreign currency transaction gain (loss) ............       120       (18)        97      (217)
                                                           -------   -------    -------   -------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ..     2,330     1,886      4,807     3,106
   Income tax provision ................................       753       828      1,535     1,420
                                                           -------   -------    -------   -------
INCOME FROM CONTINUING OPERATIONS ......................     1,577     1,058      3,272     1,686
   Income from discontinued operations, net of tax .....         1        19         56        14
                                                           -------   -------    -------   -------
NET INCOME .............................................   $ 1,578   $ 1,077    $ 3,328   $ 1,700
                                                           =======   =======    =======   =======
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations ...................   $  0.16   $  0.11    $  0.34   $  0.18
   Income from discontinued operations .................        --        --       0.01        --
                                                           -------   -------    -------   -------
   Total basic earnings per common share ...............   $  0.16   $  0.12    $  0.34   $  0.18
                                                           =======   =======    =======   =======

BASIC EARNINGS PER PREFERRED SHARE
   Income from continuing operations ...................   $  0.16   $  0.11    $  0.34   $  0.18
   Income from discontinued operations .................        --        --       0.01        --
                                                           -------   -------    -------   -------
   Total basic earnings per preferred share ............   $  0.16   $  0.12    $  0.34   $  0.18
                                                           =======   =======    =======   =======

DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations ...................   $  0.16   $  0.11    $  0.33   $  0.18
   Income from discontinued operations .................        --        --       0.01        --
                                                           -------   -------    -------   -------
   Total basic earnings per common share ...............   $  0.16   $  0.11    $  0.33   $  0.18
                                                           =======   =======    =======   =======

WEIGHTED NUMBER OF COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING
   Basic -- common .....................................     9,406     8,550      9,097     8,642
   Basic -- preferred ..................................       299       690        591       690
   Diluted -- common ...................................     9,772     8,703      9,436     8,794

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                            JUNE 30,    DECEMBER 31,
                                                              2005          2004
                                                          -----------   ------------
                                                          (Unaudited)
                        ASSETS

CURRENT ASSETS
   Cash and cash equivalents ..........................    $ 31,163       $ 40,436
   Accounts receivable (less allowance of $991 at
      June 30, 2005 and $912 at December 31, 2004) ....      47,130         28,888
   Prepaid expenses and other .........................       3,166          2,288
   Deferred income taxes ..............................         288             --
   Net current assets of discontinued operations ......          56             97
                                                           --------       --------
   TOTAL CURRENT ASSETS ...............................      81,803         71,709
                                                           --------       --------

PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
   Computer equipment and office furniture ............      22,956         22,768
   Purchased software .................................      11,942         11,545
   Leasehold improvements .............................       5,058          4,822
   Transportation equipment ...........................         333            321
                                                           --------       --------
                                                             40,289         39,456
   Less -- accumulated depreciation and amortization ..     (32,488)       (31,074)
                                                           --------       --------
   NET PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE ....       7,801          8,382
                                                           --------       --------

OTHER ASSETS
   Goodwill ...........................................      20,074          4,768
   Intangible assets, net .............................      10,595          3,672
   Net noncurrent assets of discontinued operations ...          --             15
   Other ..............................................         631            441
                                                           --------       --------
   TOTAL OTHER ASSETS .................................      31,300          8,896
                                                           --------       --------
TOTAL ASSETS ..........................................    $120,904       $ 88,987
                                                           ========       ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

               (In thousands, except share and per share amounts)


                                                                         JUNE 30,    DECEMBER 31,
                                                                           2005          2004
                                                                       -----------   ------------
                                                                       (Unaudited)
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ................................................    $ 10,485       $ 3,707
   Accrued payroll, related taxes, and withholdings ................       9,146         7,485
   Accrued expenses ................................................       9,019         2,244
   Accrued income taxes ............................................         273           644
   Deferred revenue ................................................         330         1,380
   Deferred income taxes ...........................................          --           156
   Current liabilities of discontinued operations ..................           6            12
                                                                        --------       -------
   TOTAL CURRENT LIABILITIES .......................................      29,259        15,628
                                                                        --------       -------

LONG-TERM LIABILITIES
   Long-term debt ..................................................      11,779            --
   Deferred income taxes ...........................................       3,191         1,285
   Other long-term liabilities .....................................         579           414
                                                                        --------       -------
   TOTAL LONG-TERM LIABILITIES .....................................      15,549         1,699
                                                                        --------       -------

REDEEMABLE CONVERTIBLE PREFERRED STOCK, 5,000,000 shares authorized,
   0 and 689,656 shares issued and outstanding at June 30, 2005 and
   December 31, 2004, respectively .................................          --         5,000

SHAREHOLDERS' EQUITY
   Common stock, $0.01 par value, 45,000,000 shares authorized,
      9,880,657 and 8,767,037 shares issued and outstanding at
      June 30, 2005 and December 31, 2004, respectively ............          99            88
   Additional paid-in capital ......................................      68,091        59,437
   Unamortized deferred compensation ...............................        (486)         (533)
   Retained earnings ...............................................       8,120         4,793
   Accumulated other comprehensive income ..........................         272         2,875
                                                                        --------       -------
   TOTAL SHAREHOLDERS' EQUITY ......................................      76,096        66,660
                                                                        --------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................    $120,904       $88,987
                                                                        ========       =======

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (In thousands)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------
                                                                                    2005       2004
                                                                                  --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..............................................................      $  3,328   $ 1,700
   Income from discontinued operations .....................................           (56)      (14)
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .....................................         2,772     2,028
         Non-cash expense related to stock options, restricted stock awards,
            and common stock issued to 401(k) plan and directors ...........           375       176
         Other .............................................................          (179)       73
         Changes in current assets and liabilities .........................        (4,311)      790
         Changes in long-term assets and liabilities .......................        (1,127)      (45)
         Net operating cash flow from discontinued operations ..............            67       865
                                                                                  --------   -------
      Net cash provided by operating activities ............................           869     5,573
                                                                                  --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, equipment, and software ...........................        (1,677)     (902)
   Cash paid for acquisitions, net of cash acquired ........................       (21,687)   (1,036)
                                                                                  --------   -------
      Net cash used in investing activities ................................       (23,364)   (1,938)
                                                                                  --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt ................................        15,000        --
   Proceeds from issuance of common stock ..................................         2,795       423
   Payments on long-term debt ..............................................        (3,247)     (810)
   Purchase of Company common stock ........................................            --    (2,744)
   Net financing cash flow from discontinued operations ....................           (11)     (139)
                                                                                  --------   -------
      Net cash provided by (used in) financing activities ..................        14,537    (3,270)
                                                                                  --------   -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ...............        (1,315)      106
                                                                                  --------   -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................        (9,273)      471
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................        40,436    35,195
                                                                                  --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................      $ 31,163   $35,666
                                                                                  ========   =======

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. ("TechTeam" or the "Company" or "we") in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made to the 2004 financial statements in order to conform to the 2005 financial statement presentation. The Company has reclassified certain revenue and cost of revenue reported by operating segment for the three and six months ended June 30, 2004, from the classifications contained in the Company's earnings release of July 28, 2005 for the quarter ended June 30, 2005. The reclassification of revenue and cost of revenue had no impact on total revenue, gross profit, operating income, net income, or earnings per share.

NOTE 2 -- COMPREHENSIVE INCOME

Comprehensive income consists of net income and foreign currency translation adjustments. A summary of comprehensive income is as follows:

                                               THREE MONTHS ENDED   SIX MONTHS ENDED
                                                    JUNE 30,            JUNE 30,
                                               ------------------   ----------------
                                                  2005     2004       2005     2004
                                                -------   ------    -------   ------
                                                           (In thousands)
COMPREHENSIVE INCOME
Net income..................................    $ 1,578   $1,077    $ 3,328   $1,700
Other comprehensive income (loss) --
   Foreign currency translation adjustment..     (1,536)       9     (2,603)    (127)
                                                -------   ------    -------   ------
Comprehensive income........................    $    42   $1,086    $   725   $1,573
                                                =======   ======    =======   ======

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

Earnings per share for common stock is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options. Earnings per share for preferred stock is computed using the weighted average number of preferred shares outstanding. Earnings are allocated to each class of stock pro rata based on the weighted average number of shares and share equivalents outstanding for each class of stock.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3 -- EARNINGS PER SHARE (continued)

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations:

                                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                JUNE 30,            JUNE 30,
                                                           ------------------   ----------------
                                                              2005     2004       2005     2004
                                                             ------   ------     ------   ------
                                                           (In thousands, except per share data)
Income from continuing operations ......................     $1,577   $1,058     $3,272   $1,686
Less - Income from continuing operations allocated to
   preferred shareholders ..............................         49       79        200      125
                                                             ------   ------     ------   ------
Income from continuing operations available to common
   shareholders ........................................     $1,528   $  979     $3,072   $1,561
                                                             ======   ======     ======   ======

Basic weighted average common shares ...................      9,406    8,550      9,097    8,642
Common stock equivalents from stock options ............        366      153        339      152
                                                             ------   ------     ------   ------
Diluted weighted average common shares .................      9,772    8,703      9,436    8,794
                                                             ======   ======     ======   ======

Weighted average preferred shares ......................        299      690        591      690
                                                             ======   ======     ======   ======

Earnings per share from continuing operations:
   Basic earnings per common share .....................     $ 0.16   $ 0.12     $ 0.34   $ 0.18
   Basic earnings per preferred share ..................     $ 0.16   $ 0.12     $ 0.34   $ 0.18
   Diluted earnings per common share ...................     $ 0.16   $ 0.11     $ 0.33   $ 0.18

During the six months ended June 30, 2005 and 2004, 65,000 and 360,000 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company's common stock for each respective period.

During the three months ended June 30, 2005 and 2004, 60,000 and 285,000 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company's common stock for each respective period.

In May 2005 through a series of transactions, the holder of the Company's preferred stock converted all 689,656 shares of preferred stock into an equal number of shares of unregistered Company common stock and sold those shares in the open market pursuant to rules and regulations of the United States Securities and Exchange Commission.

NOTE 4 -- NOTES PAYABLE AND LINE OF CREDIT

In August 2004, we entered into a business loan agreement with Standard Federal Bank, N.A. whereby the Company may borrow up to $5,000,000 under a line of credit. On January 3, 2005, we amended the agreement to allow for additional borrowings of $15,000,000 under a term loan due January 3, 2010. We used the proceeds from the term loan to partially finance the acquisition of Sytel, Inc. (see "Note 10 -- Acquisitions"). The term loan bears interest at 0.5% per annum and is collateralized by a compensating balance cash deposit required to be held at the bank equal to the amount of the outstanding principal.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 5 -- GOODWILL AND OTHER INTANGIBLE ASSETS

On January 3, 2005, we acquired all of the outstanding capital stock of Sytel, Inc. ("Sytel," see "Note 10 -- Acquisitions"). The goodwill resulting from the acquisition relates to our government technology services operating segment. Goodwill is not amortized, but instead is subject to an annual impairment test. We did not record an impairment loss for goodwill in any period presented.

Changes in the carrying amount of goodwill since December 31, 2004 consist of the following:

                                        DIVERSIFIED IT   GOVERNMENT   IT CONSULTING
                                          OUTSOURCING    TECHNOLOGY    AND SYSTEMS
                                           SERVICES       SERVICES     INTEGRATION      TOTAL
                                        --------------   ----------   -------------   --------
                                                            (In thousands)
Balance as of January 1, 2005 .......        $371          $ 3,830         $567       $ 4,768
   Goodwill acquired ................          --           15,369           --        15,369
   Effect of exchange rate changes ..          --               --          (63)          (63)
                                             ----          -------         ----       -------
Balance as of June 30, 2005 .........        $371          $19,199         $504       $20,074
                                             ====          =======         ====       =======

Other intangible assets consist of the following at June 30, 2005:

                                                                   WEIGHTED
                                                                    AVERAGE
                                                   ACCUMULATED   AMORTIZATION
                                          COST    AMORTIZATION      PERIOD
                                        -------   ------------   ------------
                                            (In thousands)
Customer-related assets..............   $11,325      $1,650        7.7 Years
Noncompete agreement.................       712          89        4.0 Years
Trademark and name...................       339          42        4.0 Years
                                        -------      ------
                                        $12,376      $1,781
                                        =======      ======

The useful life of amortizable intangible assets is determined based on the period from which we expect to realize cash flows from these assets and considers, among other factors, the ability and cost to renew contracts with similar terms and conditions, historical customer retention rates, and the contractual life of the assets.

We re-evaluate the carrying value of intangible assets based on undiscounted operating cash flows whenever significant events or changes occur that might indicate a possible impairment of capitalized costs. If undiscounted cash flows are insufficient to recover recorded costs, we write down the carrying value of the assets to fair value based on discounted cash flows or market values. We did not record an impairment loss for intangible assets in any period presented.

Our expected future amortization expense for intangible assets held at June 30, 2005 is as follows: $874,000 for the remainder of 2005, $1,750,000 in 2006,
$1,660,000 in 2007, $1,660,000 in 2008, and $1,390,000 in 2009.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 -- STOCK-BASED COMPENSATION

We account for stock-based compensation awards granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The effect on net income and earnings per share had compensation costs been recognized based on the fair value method prescribed by SFAS 123, "Accounting for Stock-Based Compensation," is as follows:

                                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                                             JUNE 30,            JUNE 30,
                                                        ------------------   ----------------
                                                           2005     2004       2005     2004
                                                          ------   ------     ------   ------
                                                              (In thousands, except per
                                                                    share amounts)
Reported net income .................................     $1,578   $1,077     $3,328   $1,700
Add -- total stock-based compensation expense
   included in reported net income, net of tax ......         29       12         56       23
Deduct -- total stock-based compensation expense
   determined under the fair value method for all
   awards, net of tax ...............................       (351)     (35)      (623)    (275)
                                                          ------   ------     ------   ------
Pro forma net income ................................     $1,256   $1,054     $2,761   $1,448
                                                          ======   ======     ======   ======

Basic earnings per share:
   As reported ......................................     $ 0.16   $ 0.12     $ 0.34   $ 0.18
   Pro forma ........................................     $ 0.13   $ 0.11     $ 0.28   $ 0.16
Diluted earnings per share:
   As reported ......................................     $ 0.16   $ 0.11     $ 0.33   $ 0.18
   Pro forma ........................................     $ 0.12   $ 0.11     $ 0.28   $ 0.15

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123R, "Share-Based Payment," which replaces SFAS 123 and supersedes APB 25. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123R is effective for awards that are granted, modified, or settled in periods beginning after December 15, 2005, or the Company's fiscal year beginning January 1, 2006. The Company intends to adopt SFAS 123R on January 1, 2006. As we use the fair value method of accounting under the original provisions of SFAS 123 for pro forma disclosure purposes, we are also required to apply the provisions of SFAS 123R in recognizing compensation cost for any portion of awards granted or modified after December 15, 1994, that are not yet vested at the date SFAS 123R is adopted. Based on the number of non-vested stock options the Company has outstanding at June 30, 2005 adoption of SFAS 123R will result in approximately $18,000 of aggregate compensation expense, net of tax, in fiscal years subsequent to 2005 and will not have a material affect on our financial position or operating results.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 7 -- INCOME TAXES

For the three and six months ended June 30, 2005, the consolidated effective tax rate of 32.3% and 31.9%, respectively, differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions. For the three and six months ended June 30, 2004, the consolidated effective tax rate of 43.9% and 45.7%, respectively, differs from the statutory tax rate of 34% primarily due to providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain tax jurisdictions.

No provision has been made with respect to approximately $6.2 million of undistributed earnings of foreign subsidiaries at June 30, 2005, since we consider these earnings to be permanently reinvested. In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides guidance under SFAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 ("Jobs Act") on an enterprise's income tax expense and deferred taxes. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We have not yet evaluated the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted income tax expense or deferred taxes to reflect potential utilization of the repatriation provisions of the Jobs Act.

NOTE 8 -- SEGMENT REPORTING

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is the Senior Management group, which is comprised of the President, Vice Presidents, and the lead executives of each of our major subsidiaries. The operating segments are managed separately because each operating segment represents a strategic business unit that offers services different from the others.

As a result of acquiring three companies over a 13-month period since December 31, 2003, we have strategically added the government technology services vertical market to our business and have expanded this segment. In order to better describe our business following these changes, during the fourth quarter of 2004, we modified our four reporting business segments into five reporting segments -- diversified IT outsourcing services, government technology services, IT consulting and systems integration, technical staffing, and learning services. Prior year amounts have been reclassified to reflect the current presentation.

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -- SEGMENT REPORTING (continued)

Financial information for our operating segments is as follows:

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                            ------------------   -----------------
                                                               2005      2004      2005      2004
                                                             -------   -------   -------   -------
                                                                        (In thousands)
REVENUE
   Diversified IT outsourcing ...........................    $18,640   $18,339   $37,739   $36,777
   Government technology services .......................     14,218     5,327    29,180    11,883
   IT consulting and systems integration ................      7,080     4,689    12,931     7,695
   Technical staffing ...................................      2,116     1,957     4,132     3,986
   Learning services ....................................        231       171       341       307
                                                             -------   -------   -------   -------
Total revenue ...........................................    $42,285   $30,483   $84,323   $60,648
                                                             =======   =======   =======   =======

GROSS PROFIT
   Diversified IT outsourcing ...........................    $ 4,528   $ 4,948   $ 9,441   $ 9,710
   Government technology services .......................      4,256     1,631     8,592     3,226
   IT consulting and systems integration ................      1,588       904     2,626     1,299
   Technical staffing ...................................        538       451       942       841
   Learning services ....................................         91        56       108        71
                                                             -------   -------   -------   -------
Total gross profit ......................................     11,001     7,990    21,709    15,147
   Selling, general, and administrative expense .........      8,871     6,244    17,162    12,149
   Interest income, net .................................         80       158       163       325
   Foreign currency transaction gain (loss) .............        120       (18)       97      (217)
                                                             -------   -------   -------   -------
Income from continuing operations before income taxes ...    $ 2,330   $ 1,886   $ 4,807   $ 3,106
                                                             =======   =======   =======   =======

We attribute revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue by geographic area is presented below:

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                            ------------------   -----------------
                                                               2005      2004      2005      2004
                                                             -------   -------   -------   -------
                                                                        (In thousands)
REVENUE
   United States ........................................    $29,550   $21,063   $58,945   $42,481
   Europe:
      Belgium ...........................................      9,361     5,832    18,266    10,968
      Other .............................................      3,374     3,588     7,112     7,199
                                                             -------   -------   -------   -------
   Total Europe .........................................     12,735     9,420    25,378    18,167
                                                             -------   -------   -------   -------
Total revenue ...........................................    $42,285   $30,483   $84,323   $60,648
                                                             =======   =======   =======   =======

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -- SEGMENT REPORTING (continued)

Revenue from customers, or groups of customers under common control, that comprise 10% or greater of our total revenue in any period presented are as follows:

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30,            JUNE 30,
                                          ------------------   ----------------
                                             2005   2004         2005   2004
                                             ----   ----         ----   ----
United States Government ..............      29.6%  12.5%        29.8%  12.7%
Ford Motor Company and Subsidiaries ...      27.5%  40.0%        27.9%  40.3%
                                             ----   ----         ----   ----
Total .................................      57.1%  52.5%        57.7%  53.0%
                                             ====   ====         ====   ====

We conduct business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the United States Government. No single agency or department of the United States Government comprised 10% or greater of the Company's total revenue for all periods presented except for the six months ended June 30, 2004, whereby one customer within the United States Government comprised 10.0% of the Company's total revenue.

NOTE 9 -- CONTINGENCIES

MINORITY FOREIGN OWNERSHIP, CONTROL, OR INFLUENCE:

On December 31, 2003, TechTeam acquired 100% of the outstanding stock of Digital Support Corporation ("DSC"). DSC acquired 100% of the outstanding capital stock of Sytel on January 3, 2005. DSC and Sytel provide services to various departments within the United States Department of Defense ("DoD") and the United States Department of State ("DoS"). Both DSC and Sytel require facility security clearances in order to perform their services for one or more of their DoD and DoS customers. At the time of these acquisitions, ChrysCapital II, LLC ("ChrysCapital"), a Mauritius entity, was the beneficial owner of over 5% of TechTeam's capital stock and, as a result, TechTeam was considered to be under minority foreign ownership, control, or influence ("FOCI") for purposes of the National Industrial Security Program Operating Manual ("NISPOM"), and was required to mitigate the minority FOCI in order to maintain its facility security clearances. On May 5, 2005, we entered into a Security Control Agreement with the DoD, which is a recognized measure under NISPOM for mitigation of minority FOCI. During May 2005, ChrysCapital sold 100% of its ownership in the Company, thereby eliminating any minority FOCI issues. Accordingly, the DoD and DSC have terminated the Security Control Agreement, and DSC and Sytel's facility security clearances remain in effect.

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 10 -- ACQUISITIONS

On January 3, 2005, TechTeam Global, Inc., through its wholly-owned subsidiary DSC, completed the acquisition of all of the outstanding stock of Sytel, Inc., a diversified information technology services and solutions company headquartered in Bethesda, Maryland, that provides managed network services and advanced enterprise solutions -- including network design, management, and support; network security services; help desk support; program design and implementation; and e-government and e-learning solutions -- to several departments of the United States Government. The total purchase price of $21,560,000 consists of initial consideration paid by the Company of $18,500,000, acquisition costs of $695,000, a noncompete agreement of $500,000, a working capital payment of $1,323,000, and stock options with a fair value of $542,000 to purchase 160,900 shares of the Company's common stock. The stock options were valued using the Black-Scholes valuation model using the following assumptions -- risk-free interest rate of 3.28%, volatility factor of the expected market price of our common stock of 43%, expected life of 3 years, and dividend yield of 0%. In addition to the initial purchase price, the selling shareholders will be paid an amount equal to 7% of Sytel's gross profit in excess of $12,000,000 in 2005 and $14,000,000 in 2006, and will be paid up to $2,000,000 subject to the renewal of a contract with the Department of State (see below).

Of the initial consideration, $2,475,000 was placed into an escrow account, which consists of $825,000 related to potential working capital adjustments and $1,650,000 related to representations and warranties of the selling shareholders contained in the purchase agreement. In July 2005, the working capital portion of the escrow account was distributed to the selling shareholders and the Company based upon Sytel's final net working capital position at January 3, 2005, as defined, from which the Company received $244,000 of the escrow distribution.

When acquired, Sytel had been providing managed network services to the Department of State under a contract extension through March 29, 2005. A subsequent contract was awarded extending the period of performance through September 29, 2005. The request for proposal for the renewal of this business was issued as a Small Business Administration Section 8(a) minority contractor set-aside procurement under which Sytel could not independently bid because they do not meet the Section 8(a) requirements. Sytel teamed with a qualified vendor to submit a proposal as the prime contractor, with Sytel serving as a subcontractor to provide 49% of the contract labor revenue. Although a final award decision has not yet been made by the customer, the Section 8(a) vendor with whom Sytel teamed was informed on July 28, 2005 that its proposal will no longer be considered for award. Revenue on this contract for the six months ended June 30, 2005 was $3.16 million. We have not been informed of the plans for transitioning this business to the vendor yet to be awarded the new contract. As a result of the pending loss of this contract, the aforementioned potential additional purchase price payment of $2,000,000 for the renewal of the contract will not be paid.

The following table summarizes the current allocation of the purchase price and net cash used in the acquisition.

                                                          (In thousands)
                                                          --------------
Goodwill ..............................................      $ 14,669
Other intangible assets ...............................         7,853
Property, equipment, and purchased software ...........           169
Other current and non-current assets, net of cash
   acquired of $31 ....................................        11,703
Accounts payable, accrued liabilities, and deferred
   tax liabilities assumed ............................       (12,865)
                                                             --------
Total purchase price, net of cash acquired ............        21,529
Issuance of stock options .............................          (542)
                                                             --------
Net cash used .........................................      $ 20,987
                                                             ========

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 10 -- ACQUISITIONS (continued)

The operating results of Sytel are included in the consolidated results of operations of the Company from January 3, 2005. The unaudited pro forma condensed consolidated results of operations for the three and six months ended June 30, 2004 are presented below as though Sytel had been acquired as of January 1, 2004.

                             THREE MONTHS   SIX MONTHS
                                 ENDED         ENDED
                               JUNE 30,      JUNE 30,
                                 2004          2004
                             ------------   ----------
                             (In thousands, except per
                                    share data)
Revenue
   As reported ...........      $30,483       $60,648
   Pro forma .............      $37,162       $74,531
Net income
   As reported ...........      $ 1,077       $ 1,700
   Pro forma .............      $ 1,110       $ 1,867
Diluted earnings per share
   As reported ...........      $  0.11       $  0.18
   Pro forma .............      $  0.12       $  0.20

NOTE 11 -- DISCONTINUED OPERATIONS

TechTeam Capital Group, LLC ("Capital Group"), a subsidiary of the Company, previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from two to five years. Capital Group ceased writing new leases in March 2000 and is in the final stages of running out its lease portfolio. Our future revenue stream from contractually committed leases is inconsequential to our results of operations. The primary activity that remains in closing down the leasing operation is the collection of accounts receivable, including older accounts receivable related to terminated leases, which will continue during 2005. As a result, Capital Group has been presented as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Disposal or Impairment of Long-Lived Assets." Under SFAS 144, the operating results of Capital Group are presented separately from continuing operations in the accompanying financial statements for all periods presented. Capital Group previously was reported as a separate operating segment.

Summarized information for Capital Group is as follows:

                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                      JUNE 30,            JUNE 30,
                                 ------------------   ----------------
                                     2005   2004         2005   2004
                                     ----   ----         ----   ----
                                             (In thousands)
Revenue ......................        $1    $197          $68   $302
Income before income taxes ...        $1    $ 27          $84   $ 21

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TechTeam is a global provider of information technology ("IT") and business process outsourcing support services to Fortune 1000 companies, multinational companies, product providers, small and mid-size companies, and government entities. Our goal is to deliver the best overall value proposition in our industry -- the best combination of high quality, low cost, flexibility, and customer satisfaction -- and become a global provider of IT and business process outsourcing support services with $500 million in annual revenue through a combination of sustained organic growth coupled with selective, strategic, and accretive acquisitions.

Our results for the three and six months ended June 30, 2005 reflect the early success of our acquisition strategy. On January 3, 2005, we acquired Sytel, Inc. ("Sytel"), a diversified information technology services and solutions company headquartered in Bethesda, Maryland, that provides managed network services and advanced enterprise solutions -- including network design, management, and support; network security services; help desk support; program design and implementation; and e-government and e-learning solutions -- to several departments of the United States Government. We also acquired Advanced Network Engineering NV ("A.N.E.") on May 13, 2004, an information technology services and solutions company in Belgium that provides software application, network infrastructure, and systems integration services to various global, pan-European, and Belgian customers. Together, Sytel and A.N.E. contributed revenue of $10.3 million and $20.5 million for the three and six months ended June 30, 2005, respectively, which resulted in an increase in total Company revenue of 38.7% to $42.3 million for the three months ended June 30, 2005, and an increase of 39.0% to $84.3 million for the six months ended June 30, 2005, from comparable periods in 2004. Excluding revenue contributed by Sytel and A.N.E., total revenue increased 7.2% and 6.5% for the three and six months ended June 30, 2005, respectively, from comparable periods in 2004.

Sytel is reported in our government technology services business segment and A.N.E. is reported in our IT consulting and systems integration business segment, and they are drivers behind the revenue growth in these two business segments. Our IT consulting and systems integration business segment also has been positively impacted by significant growth in our subsidiary, TechTeam Cyntergy, which provides IT deployment, training, and implementation services to companies in the hospitality, retail, food service, and other industries throughout the United States. In addition to revenue growth, these two business segments reflect improved gross margin performance (gross profit expressed as a percentage of total revenue) for the six months ended June 30, 2005, over the comparable period in 2004, as discussed further in this Item 2.

While we have experienced significant growth in our government technology services and IT consulting and systems integration business segments, the results for our diversified IT outsourcing business segment reflect revenue growth of 1.6% to $18.6 million and 2.6% to $37.7 million for the three and six months ended June 30, 2005, respectively, from comparable periods in 2004. We experienced revenue growth of 44.6% from our blended service delivery solution in Belgium and Romania for the six months ended June 30, 2005, from the comparable period in 2004, but experienced a decrease in revenue of 13.9% in the United States primarily from an expected decline in revenue from DaimlerChrysler AG and Liberty Mutual Insurance Company ("Liberty Mutual"), as previously reported. Our diversified IT outsourcing business segment also reflects a decline in gross profit and gross margin performance as a result of the decline in revenue from DaimlerChrysler and Liberty Mutual and lower gross margin on our business with Ford Motor Company and its subsidiaries ("Ford") primarily in Europe. This has resulted in underutilization of our facility in Southfield, Michigan, which negatively impacted our total gross margin. These declines were partially offset by revenue growth and gross margin improvement from our blended service delivery solution in Belgium and Romania. Although our revenue in the United States declined over 2004, we have experienced a significant increase in the number of opportunities with current and prospective customers in the United States to provide diversified IT outsourcing services, as compared to 2004.

We expect certain challenges to continue to impact our profitability in future periods. We are required to adopt the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") for the year ended December 31, 2005, which requires us to certify our system of internal control over financial reporting and disclosure. We expect to incur between $1.2 million to $1.4 million of incremental expense in 2005 to implement this section of the Sarbanes-Oxley Act. These costs may increase if it is determined that significant efforts will be required to remediate control deficiencies that may be identified during implementation. In addition, significant time and effort of management will be required. For the three and six months ended June 30, 2005, we incurred approximately $525,000 and $545,000, respectively, of third party expense related to this project.

Next, we are also investing in our global infrastructure to support our growth. We are implementing a new human capital management system during 2005 and 2006, which will encompass most aspects of our global human resource functions. We expect to incur approximately $600,000 to $700,000 of expense in 2005 during implementation before we begin to realize resulting operational efficiencies in future periods. For the three and six months ended June 30, 2005, we incurred approximately $188,000 and $292,000, respectively, of expense related to this project. As our customers continue to require services delivered globally, we also expect to make investments necessary to establish operations in new countries from time to time.

Finally, as more fully discussed in "Note 10 -- Acquisitions" contained in "Item 1 -- Financial Statements," Sytel's contract with the United States Department of State will not be renewed. Revenue on this contract for the six months ended June 30, 2005 was $3.16 million.

As a result of acquiring three companies over a 13-month period since December 31, 2003, we have significantly grown our business and strategically added the government technology services vertical market to our business and expanded this segment. The services provided in this business segment mirror the services offered in our other business segments, but are provided to various departments of the United States Government, local government entities, and the European Union. In order to better describe our business following these changes, during the fourth quarter of 2004, we modified our four reporting business segments into five reporting segments -- diversified IT outsourcing services, government technology services, IT consulting and systems integration, technical staffing, and learning services. Prior year amounts have been reclassified to reflect the current presentation. The Company has reclassified certain revenue and cost of revenue reported by operating segment for the three and six months ended June 30, 2004, from the classifications contained in the Company's earnings release of July 28, 2005 for the quarter ended June 30, 2005. The reclassification of revenue and cost of revenue had no impact on total revenue, gross profit, operating income, net income, or earnings per share.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004

                                              THREE MONTHS ENDED JUNE 30,
                                              ---------------------------    INCREASE       %
                                                     2005      2004         (DECREASE)   CHANGE
                                                   -------   -------        ----------   ------
                                                      (In thousands, except percentages)
REVENUE
   Diversified IT outsourcing services.....        $18,640   $18,339          $   301      1.6%
   Government technology services..........         14,218     5,327            8,891      167%
   IT consulting and systems integration...          7,080     4,689            2,391     51.0%
   Technical staffing......................          2,116     1,957              159      8.1%
   Learning services.......................            231       171               60     35.1%
                                                   -------   -------          -------
TOTAL REVENUE .............................        $42,285   $30,483          $11,802     38.7%
                                                   =======   =======          =======

The majority of the overall revenue growth of 38.7% to $42.3 million for the three months ended June 30, 2005, from the comparable period in 2004, is attributable to our acquisitions of Sytel and A.N.E. and revenue growth from our blended service delivery solution in Belgium and Romania and at our subsidiary, TechTeam Cyntergy. Excluding the acquisitions of Sytel and A.N.E., total revenue grew 7.2% for the three months ended June 30, 2005, from the comparable period in 2004.

Revenue from diversified IT outsourcing services increased 1.6% to $18.6 million for the three months ended June 30, 2005, from $18.3 million for the comparable period in 2004, as a result of 45.5% revenue growth from our blended service delivery solution in Belgium and Romania, largely offset by a decline in revenue from diversified IT outsourcing services of 14.2% in the United States. The growth in Belgium and Romania is primarily due to new customer contracts. The decrease in revenue in the United States is primarily due to the decline in revenue from DaimlerChrysler and Liberty Mutual, which was partially offset by new customer contracts. Although our revenue in the United States declined from 2004, we have experienced a significant increase in the number of opportunities with current and prospective customers in the United States to provide diversified IT outsourcing services, as compared to 2004.

Revenue from government technology services increased 167% to $14.2 million for the three months ended June 30, 2005, from $5.33 million for the comparable period in 2004, primarily due to our acquisition of Sytel on January 3, 2005. Excluding Sytel, revenue from government technology services increased 9.4% to $5.83 million for the three months ended June 30, 2005, from $5.33 million for the comparable period in 2004, on an increase in revenue from services and a decrease in hardware resales.

Revenue from IT consulting and systems integration increased 51.0% to $7.08 million for the three months ended June 30, 2005, from $4.69 million for the comparable period in 2004, due to our acquisition of A.N.E. on May 13, 2004, and revenue growth at TechTeam Cyntergy. Excluding A.N.E., revenue from IT consulting and systems integration increased 28.1% to $5.16 million for the three months ended June 30, 2005, from $4.03 million for the comparable period in 2004, primarily due to additional business from new and existing customers at TechTeam Cyntergy, which provides IT deployment, training, and implementation services to companies in the hospitality, retail, food service, and other industries throughout the United States.

Total revenue generated in the United States increased 40.3% to $29.6 million for the three months ended June 30, 2005, from $21.1 million for the comparable period in 2004, due to our acquisition of Sytel. Excluding revenue contributed by Sytel, revenue generated in the United States increased 0.5% to $21.2 million for the three months ended June 30, 2005, from $21.1 million for the comparable period in 2004, primarily due to the aforementioned decline in revenue from DaimlerChrysler and Liberty Mutual, partially offset by new customer contracts in diversified IT outsourcing services, government technology services, and IT consulting and systems integration.

Revenue generated in Europe increased 35.2% to $12.7 million for the three months ended June 30, 2005, from $9.42 million for the comparable period in 2004, primarily due to revenue growth from our blended service delivery solution in Belgium and Romania from new customer contracts, our acquisition of A.N.E., and the strengthening of European currencies relative to the U.S. dollar. Excluding revenue contributed by A.N.E., revenue generated in Europe increased 23.5% to $10.8 million for the three months ended June 30, 2005, from $8.76 million for the comparable period in 2004. If revenue and expenses in Europe for the three months ended June 30, 2005 were translated at the average exchange rate for the comparable period in 2004, reported revenue and net income would have been reduced by approximately $523,000 and $15,000, respectively. Since most of the Company's international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on net income is considerably less than the estimated impact on revenue.

                                      THREE MONTHS ENDED JUNE 30,
                                --------------------------------------
                                       2005                 2004
                                ------------------   -----------------
                                            GROSS               GROSS     INCREASE       %
                                 AMOUNT   MARGIN %   AMOUNT   MARGIN %   (DECREASE)   CHANGE
                                -------   --------   ------   --------   ----------   ------
                                             (In thousands, except percentages)
GROSS PROFIT
   Diversified IT outsourcing
      services ..............   $ 4,528     24.3%    $4,948     27.0%      $ (420)    (8.5)%
   Government technology
      services ..............     4,256     29.9%     1,631     30.6%       2,625      161%
   IT consulting and systems
      integration ...........     1,588     22.4%       904     19.3%         684     75.7%
   Technical staffing .......       538     25.4%       451     23.0%          87     19.3%
   Learning services ........        91     39.4%        56     32.7%          35     62.5%
                                -------              ------                ------
TOTAL GROSS PROFIT ..........   $11,001     26.0%    $7,990     26.2%      $3,011     37.7%
                                =======              ======                ======

Consistent with revenue, the majority of the overall growth in gross profit of 37.7% to $11.0 million for the three months ended June 30, 2005, from the comparable period in 2004, is attributable to our acquisitions of Sytel and A.N.E. and the growth of our blended service delivery solution in Belgium and Romania and at TechTeam Cyntergy. Excluding the acquisitions of Sytel and A.N.E., total gross profit grew 6.0% to $8.37 million for the three months ended June 30, 2005, from the comparable period in 2004.

Gross profit from diversified IT outsourcing services decreased 8.5% to $4.53 million for the three months ended June 30, 2005, from $4.95 million for the comparable period in 2004. Gross margin from diversified IT outsourcing services decreased to 24.3% for the three months ended June 30, 2005, from 27.0% for the comparable period in 2004. The decrease in gross profit and gross margin is a result of the aforementioned decline in revenue from DaimlerChrysler and Liberty Mutual in the United States and lower margin on our Ford business in Europe. This has resulted in underutilization of our facility in Southfield, Michigan, which also negatively impacted our gross margin. These declines were partially offset by growth and margin improvement from our blended service delivery solution in Belgium and Romania.

Gross profit from government technology services increased 161% to $4.26 million for the three months ended June 30, 2005, from $1.63 million for the comparable period in 2004. Gross margin from government technology services decreased slightly to 29.9% for the three months ended June 30, 2005, from 30.6% for the comparable period in 2004. The increase in gross profit and decrease in gross margin is primarily due to our acquisition of Sytel. Excluding Sytel, gross profit from government technology services increased 14.4% to $1.87 million for the three months ended June 30, 2005, and gross margin increased to 32.0% due to more revenue from higher margin service projects and less revenue from lower margin hardware resales.

Gross profit from IT consulting and systems integration increased 75.7% to $1.59 million for the three months ended June 30, 2005, from $904,000 for the comparable period in 2004. Gross margin from IT consulting and systems integration increased to 22.4% for the three months ended June 30, 2005, from 19.3% for the comparable period in 2004. The increase in gross profit and gross margin is primarily due to additional business from new and existing customers at TechTeam Cyntergy and, to a lesser extent, our acquisition of A.N.E. Excluding the gross profit contributed by A.N.E., gross profit increased 63.0% to $1.32 million for the three months ended June 30, 2005, from $809,000 for the comparable period in 2004.

                                                   THREE MONTHS ENDED JUNE 30,
                                                   ---------------------------    INCREASE       %
                                                         2005     2004           (DECREASE)   CHANGE
                                                        ------   ------          ----------   ------
                                                           (In thousands, except percentages)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense ...        $8,871   $6,244            $2,627      42.1%
Net interest income ............................        $   80   $  158            $  (78)    (49.4)%
Foreign currency transaction gain (loss) .......        $  120   $  (18)           $  138      (767)%
Income tax provision ...........................        $  753   $  828            $  (75)     (9.1)%

Selling, general, and administrative expense increased 42.1% to $8.87 million, or 21.0% of total revenue, for the three months ended June 30, 2005, from $6.24 million, or 20.5% of total revenue, for the comparable period in 2004, due to our acquisitions of Sytel and A.N.E. and $525,000 of expense associated with the Company's effort to adopt the provisions of Section 404 of the Sarbanes-Oxley Act. Excluding the revenue and expenses contributed by Sytel and A.N.E., selling, general, and administrative expense increased 17.1% to $7.19 million, or 22.5% of total revenue, for the three months ended June 30, 2005, from $6.14 million, or 20.6% of total revenue, for the comparable period in 2004, due to expenses related to the Sarbanes-Oxley Act, reinstatement of the Company's 401(k) matching contribution, and higher expenses related to training, marketing and investor relations activity, and sales commissions.

Net interest income decreased to $80,000 for the three months ended June 30, 2005, from $158,000 for the comparable period in 2004, as a result of the Company borrowing $15.0 million on January 3, 2005 under a term loan to partially finance the acquisition of Sytel, and from reduced interest income on cash and cash equivalents being held as collateral for the term loan in a non-interest-bearing account.

Foreign currency transaction gain (loss) increased to a gain of $120,000 for the three months ended June 30, 2005, from a loss of $(18,000) for the comparable period in 2004, due to the U.S. dollar strengthening relative to the euro and British pound sterling to a greater extent in 2005 than the comparable period in 2004, combined with a higher level of foreign assets denominated in U.S. dollars.

For the three months ended June 30, 2005, the consolidated effective tax rate of 32.3% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions. For the three months ended June 30, 2004, the consolidated effective tax rate of 43.9% differs from the statutory tax rate of 34% primarily due to providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain tax jurisdictions.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004

                                               SIX MONTHS ENDED JUNE 30,
                                               -------------------------    INCREASE       %
                                                     2005      2004        (DECREASE)   CHANGE
                                                   -------   -------       ----------   ------
                                                      (In thousands, except percentages)
REVENUE
   Diversified IT outsourcing services .....       $37,739   $36,777         $   962      2.6%
   Government technology services ..........        29,180    11,883          17,297      146%
   IT consulting and systems integration ...        12,931     7,695           5,236     68.0%
   Technical staffing ......................         4,132     3,986             146      3.7%
   Learning services .......................           341       307              34     11.1%
                                                   -------   -------         -------
TOTAL REVENUE ..............................       $84,323   $60,648         $23,675     39.0%
                                                   =======   =======         =======

The majority of the overall revenue growth of 39.0% to $84.3 million for the six months ended June 30, 2005, from the comparable period in 2004, is attributable to our acquisitions of Sytel and A.N.E. and revenue growth from our blended service delivery solution in Belgium and Romania and at TechTeam Cyntergy. Excluding the acquisitions of Sytel and A.N.E., total revenue grew 6.5% for the six months ended June 30, 2005, from the comparable period in 2004.

Revenue from our diversified IT outsourcing services increased 2.6% to $37.7 million for the six months ended June 30, 2005, from $36.8 million for the comparable period in 2004, as a result of 44.6% revenue growth from our blended service delivery solution in Belgium and Romania, offset by a decline in revenue from diversified IT outsourcing services of 13.9% in the United States. The growth in Belgium and Romania is primarily due to new customer contracts. The decrease in revenue in the United States is primarily due to the decline in revenue from DaimlerChrysler and Liberty Mutual, which is partially offset by new customer contracts. As discussed earlier, although our revenue in the United States declined over 2004, we have experienced a significant increase in the number of opportunities with current and prospective customers in the United States to provide diversified IT outsourcing services, as compared to 2004.

Revenue from government technology services increased 146% to $29.2 million for the six months ended June 30, 2005, from $11.9 million for the comparable period in 2004, primarily due to our acquisition of Sytel on January 3, 2005. Excluding Sytel, revenue from government technology services increased 3.2% to $12.3 million for the six months ended June 30, 2005, from $11.9 million for the comparable period in 2004, on an increase in revenue from services and a decrease in hardware resales.

Revenue from IT consulting and systems integration increased 68.0% to $12.9 million for the six months ended June 30, 2005, from $7.70 million for the comparable period in 2004, due to our acquisition of A.N.E. on May 13, 2004 and revenue growth at TechTeam Cyntergy. Excluding A.N.E., revenue from IT consulting and systems integration increased 34.1% to $9.44 million for the six months ended June 30, 2005, from $7.04 million for the comparable period in 2004, primarily due to additional business from new and existing customers at TechTeam Cyntergy.

Total revenue generated in the United States increased 38.8% to $58.9 million for the six months ended June 30, 2005, from $42.5 million for the comparable period in 2004, due to our acquisition of Sytel. Excluding revenue contributed by Sytel, revenue generated in the United States decreased 1.2% to $42.0 million for the six months ended June 30, 2005, from $42.5 million for the comparable period in 2004, primarily due to the aforementioned decline in revenue from DaimlerChrysler and Liberty Mutual, partially offset by new customer contracts in diversified IT outsourcing services, government technology services, and IT consulting and systems integration.

Revenue generated in Europe increased 39.7% to $25.4 million for the six months ended June 30, 2005, from $18.2 million for the comparable period in 2004, primarily due to growth in business in Belgium and Romania from new customer contracts, our acquisition of A.N.E., and the strengthening of European currencies relative to the U.S. dollar. Excluding revenue contributed by A.N.E., revenue generated in Europe increased 25.0% to $21.9 million for the six months ended June 30, 2005, from $17.5 million for the comparable period in 2004. If revenue and expenses in Europe for the six months ended June 30, 2005 were translated at the average exchange rate for the comparable period in 2004, reported revenue and net income would have been reduced by approximately $1.15 million and $45,000, respectively. Since most of the Company's international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on net income is considerably less than the estimated impact on revenue.

                                           SIX MONTHS ENDED JUNE 30,
                                    ---------------------------------------
                                            2005                2004
                                    ------------------   ------------------
                                                GROSS                GROSS     INCREASE       %
                                     AMOUNT   MARGIN %    AMOUNT   MARGIN %   (DECREASE)   CHANGE
                                    -------   --------   -------   --------   ----------   ------
                                                  (In thousands, except percentages)
GROSS PROFIT
   Diversified IT outsourcing
      services ..................   $ 9,441     25.0%    $ 9,710     26.4%      $ (269)     (2.8)%
   Government technology
      services ..................     8,592     29.4%      3,226     27.1%       5,366       166%
   IT consulting and systems
      integration ...............     2,626     20.3%      1,299     16.9%       1,327       102%
   Technical staffing ...........       942     22.8%        841     21.1%         101      12.0%
   Learning services ............       108     31.7%         71     23.1%          37      52.1%
                                    -------              -------                ------
TOTAL GROSS PROFIT ..............   $21,709     25.7%    $15,147     25.0%      $6,562      43.3%
                                    =======              =======                ======

Consistent with revenue, the majority of the overall gross profit growth of 43.3% to $21.7 million for the six months ended June 30, 2005, from the comparable period in 2004, is attributable to our acquisitions of Sytel and A.N.E. and growth from our blended service delivery solution in Belgium and Romania and at our subsidiary, TechTeam Cyntergy. Excluding the acquisitions of Sytel and A.N.E., total gross profit grew 8.8% for the six months ended June 30, 2005, from the comparable period in 2004.

Gross profit from diversified IT outsourcing services decreased 2.8% to $9.44 million for the six months ended June 30, 2005, from $9.71 million for the comparable period in 2004. Gross margin from diversified IT outsourcing services decreased to 25.0% for the six months ended June 30, 2005, from 26.4% for the comparable period in 2004. The decrease in gross profit and gross margin is a result of the aforementioned decline in revenue from DaimlerChrysler and Liberty Mutual in the United States and lower margin on our Ford business in Europe. This has resulted in underutilization of our facility in Southfield, Michigan, which also negatively impacted our gross margin. These declines were partially offset by growth and margin improvement from our blended service delivery solution in Belgium and Romania.

Gross profit from government technology services increased 166% to $8.59 million for the six months ended June 30, 2005, from $3.23 million for the comparable period in 2004. Gross margin from government technology services increased to 29.4% for the six months ended June 30, 2005, from 27.1% for the comparable period in 2004. The increase in gross profit and gross margin is primarily due to our acquisition of Sytel and more revenue from higher margin service projects and less revenue from lower margin hardware resales. Excluding Sytel, gross profit from government technology services increased 17.4% to $3.79 million for the six months ended June 30, 2005, from $3.23 million for the comparable period in 2004.

Gross profit from IT consulting and systems integration increased 102% to $2.63 million for the six months ended June 30, 2005, from $1.30 million for the comparable period in 2004. Gross margin from IT consulting and systems integration increased to 20.3% for the six months ended June 30, 2005, from 16.9% for the comparable period in 2004. The increase in gross profit and gross margin was primarily due to additional business from new and existing customers at TechTeam Cyntergy and, to a lesser extent, our acquisition of A.N.E. Excluding the gross profit contributed by A.N.E., gross profit increased 73.4% to $2.09 million for the six months ended June 30, 2005, from $1.20 million for the comparable period in 2004.

                                                  SIX MONTHS ENDED MARCH 31,
                                                  --------------------------    INCREASE       %
                                                        2005      2004         (DECREASE)   CHANGE
                                                      -------   -------        ----------   ------
                                                         (In thousands, except percentages)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense ..       $17,162   $12,149          $5,013      41.3%
Net interest income ...........................       $   163   $   325          $ (162)    (49.8)%
Foreign currency transaction gain (loss) ......       $    97   $  (217)         $  314      (145)%
Income tax provision ..........................       $ 1,535   $ 1,420          $  115       8.1%

Selling, general, and administrative expense increased 41.3% to $17.2 million, or 20.4% of total revenue, for the six months ended June 30, 2005, from $12.1 million, or 20.0% of total revenue, for the comparable period in 2004, primarily due to our acquisitions of Sytel and A.N.E. and $545,000 of expense associated with the Company's effort to adopt the provisions of Section 404 of the Sarbanes-Oxley Act. Excluding the revenue and expenses contributed by Sytel and A.N.E., selling, general, and administrative expense increased 14.2% to $13.7 million, or 21.5% of total revenue, for the six months ended June 30, 2005, from $12.0 million, or 20.1% of total revenue, for the comparable period in 2004, due to expenses related to the Sarbanes-Oxley Act, reinstatement of the Company's 401(k) matching contribution, and higher expenses related to training, marketing and investor relations activity, and sales commissions.

Net interest income decreased to $163,000 for the six months ended June 30, 2005, from $325,000 for the comparable period in 2004, as a result of the Company borrowing $15.0 million on January 3, 2005 under a term loan to partially finance the acquisition of Sytel, and reduced interest income from cash and cash equivalents being held as collateral for the term loan in a non-interest-bearing account.

Foreign currency transaction gain (loss) increased to a gain of $97,000 for the six months ended June 30, 2005, from a loss of $(217,000) for the comparable period in 2004, primarily due to the U.S. dollar strengthening relative to the euro and British pound sterling to a greater extent in 2005 than the comparable period in 2004 combined with a higher level of foreign assets denominated in U.S. dollars.

For the six months ended June 30, 2005, the consolidated effective tax rate of 31.9% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions. For the six months ended June 30, 2004, the consolidated effective tax rate of 45.7% differs from the statutory tax rate of 34% primarily due to providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain tax jurisdictions.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

For the three and six months ended June 30, 2005 and 2004, Ford Motor Company and the United States Government exceeded the threshold for being reported as a significant customer, or group of customers under common control. We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the United States Government. For the three and six months ended June 30, 2005, Ford accounted for 27.5% and 27.9%, respectively, of the Company's total revenue, as compared to 40.0% and 40.3%, respectively, for the comparable periods in 2004. For the three and six months ended June 30, 2005, the United States Government accounted for 29.6% and 29.8%, respectively, of the Company's total revenue, as compared to 12.5% and 12.7%, respectively, for the comparable periods in 2004. No single agency or department of the United States Government comprised 10% or greater of the Company's total revenue for all periods presented except for the six months ended June 30, 2004, whereby one customer within the United States Government comprised 10.0% of the Company's total revenue.

Our business with Ford consists of help desk services, technical staffing, network management, support services provided to Volvo Car Corporation, a subsidiary of Ford, and a specific project installing personal computers subcontracted through Dell Inc. We anticipate that our revenue from Ford will continue to grow during 2005 and 2006. Our largest contract with Ford for its Global SPOC Help Desk expired on July 31, 2005, and was extended for 60 days until the earlier of September 30, 2005, or the date a new contract is executed with Ford. We are currently in active negotiations with Ford on the renewal of this contract. We are not aware of any request-for-proposal process that has been initiated by Ford engaging any other vendor. Accordingly, we believe that we are well-positioned to win this renewal due to our strong performance, although no assurances can be given in this regard. We anticipate that the revenue generated under the Ford Global SPOC Help Desk may decrease due to an announced reduction in the Ford employee base and potential price reductions that may result from our contract renewal. However, we also anticipate an expansion of the services performed under this program. To the extent we successfully expand our services, we will be able to manage the impact on gross margin from the decreased revenue for existing SPOC business and price reductions.

Ford's long-term debt rating was lowered to "below investment grade" status by Standard & Poor's Rating Services on May 5, 2005. At this time, we do not expect this downgrade to negatively affect our business with Ford or the collectibility of our accounts receivable from Ford. However, any loss of (or failure to retain a significant amount of business with) Ford would have a material adverse effect on the Company's operating results and liquidity.

The Company continues to seek to diversify its customer base from both a client and industry perspective. During 2004, we were successful in expanding our non-Ford-related business, especially through our multilingual help desk offering and our acquisitions of TechTeam A.N.E. and DSC. During the six months ended June 30, 2005, we achieved further diversification as a result of our acquisition of Sytel. While a major facet of our business strategy remains to diversify our customer base and become less dependent on our business with Ford, we believe our strong performance and relationship with Ford will continue to result in increasing revenue from this customer while the percentage of our total revenue derived from Ford declines, although no assurances can be given in this regard.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $31.2 million at June 30, 2005, as compared to $40.4 million at December 31, 2004. During the six months ended June 30, 2005, cash and cash equivalents decreased $9.27 million primarily due to $5.99 million in cash used to acquire Sytel (net of debt borrowings of $15.0 million used to finance the acquisition), $3.26 million in payments to reduce long-term debt, $1.68 million in cash used for capital expenditures, and $700,000 in payments to the former shareholders of Digital Support Corporation, partially offset by $869,000 in cash provided by operations.

Cash provided by operations of $869,000 for the six months ended June 30, 2005 was generated primarily by income prior to non-cash charges for depreciation and amortization of $6.11 million, offset by an increase in net working capital of $5.74 million. Cash flow from operations decreased 84.4% to $869,000 for the six months ended June 30, 2005, from $5.57 million for the comparable period in 2004, primarily due to the aforementioned increase in net working capital.

Net working capital increased during the six months ended June 30, 2005 primarily due to (1) an increase in accounts receivable at DSC and TechTeam Cyntergy of $2.18 million without offsetting increases in related accounts payable and accrued liabilities, (2) an increase in inventories of $763,000 from re-sales that were not complete at June 30, 2005, (3) a reduction in deferred revenue of $864,000 from a customer utilizing a cash prepayment made to the Company in 2004, and (4) a decrease in accrued and deferred income taxes of $1.07 million. Accounts receivable at DSC increased from one customer not remitting payment for services provided in the second quarter due to processing delays arising from the renewal of the contract in March 2005. In July and August 2005, we received payment for all amounts due from this customer at June 30, 2005 totaling $4.24 million. Accounts receivable at TechTeam Cyntergy increased due to the aforementioned growth in the business from 2004. We believe the increase in accounts receivable is not indicative of a long-term trend of slower cash collections. We are not aware of any customer disputes or other issues that could impair our ability to collect outstanding accounts receivable that are not covered by the existing allowance for doubtful accounts disclosed on the condensed consolidated balance sheet at June 30, 2005.

We also experienced a significant increase in accounts receivable and accounts payable during the six months ended June 30, 2005 due to six task order contracts at Sytel with the United States Department of Homeland Security ("DHS"). Under these contracts, Sytel serves as the prime contractor and Electronic Data Systems Corporation ("EDS") serves as its subcontractor. EDS performs in excess of 95% of the work under the contract and creates the invoices, which Sytel forwards to the DHS. Under the subcontract agreement between Sytel and EDS, Sytel does not pay EDS' invoices until Sytel receives payment from the DHS. As a result, there has been an increase in our accounts receivable and accounts payable but a minimal impact on cash flow.

Long-term cash requirements, other than for normal operating expenses, are anticipated for the continued expansion in Europe, enhancements of existing technologies, possible repurchases of our common stock, additional consideration that is payable to the selling shareholders of Sytel, DSC, and A.N.E. if specific performance conditions and operating targets are met in 2005-2007, possible global expansion activities, the possible payment of Company dividends, and the possible acquisition of businesses complementary to the Company's existing businesses. We believe that positive cash flows from operations, together with existing cash balances, will continue to be sufficient to meet our ongoing operational requirements for the next twelve months and foreseeable future. We have historically not paid dividends.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 123R, "Share-Based Payment," which replaces SFAS 123 and supersedes APB 25. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123R is effective for awards that are granted, modified, or settled in periods beginning after December 15, 2005, or the Company's fiscal year beginning January 1, 2006. The Company intends to adopt SFAS 123R on January 1, 2006. As we use the fair value method of accounting under the original provisions of SFAS 123 for pro forma disclosure purposes, we are also required to apply the provisions of SFAS 123R in recognizing compensation cost for any portion of awards granted or modified after December 15, 1994, that are not yet vested at the date SFAS 123R is adopted. Based on the number of non-vested stock options the Company has outstanding at June 30, 2005 adoption of SFAS 123R will result in approximately $18,000 of aggregate compensation expense, net of tax, in fiscal years subsequent to 2005 and will not have a material affect on our financial position or operating results.

MATERIAL COMMITMENTS

As a result of the Company's acquisition of Sytel on January 3, 2005, the Company's outstanding contractual obligations have changed to include operating lease commitments of Sytel and $15.0 million the Company borrowed under a term loan with a bank to partially finance our acquisition of Sytel.

The Company has the following contractual obligations outstanding at June 30, 2005:

                                                  OPERATING
MATURITIES OF CONTRACTUAL OBLIGATIONS     DEBT      LEASES
-------------------------------------   -------   ---------
Less than one year...................   $    --    $ 2,532
1-3 years............................        --      9,348
4-5 years............................    11,779      5,550
Thereafter...........................        --      4,445
                                        -------    -------
Total  ..............................   $11,779    $21,875
                                        =======    =======

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

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.

As required by Rule 13(a)-15d under the Securities Exchange Act of 1934, the Company's management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. On June 27, 2005, we implemented the first phase of our new human capital management system, which primarily included changes to the Company's payroll and benefits processing and management at certain locations. There were no other changes in internal control over financial reporting, as described above, during the quarter ended June 30, 2005.

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

ITEM 2 -- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities of the Company during the three months ended June 30, 2005.

The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the second quarter of 2005:

                                                                TOTAL NUMBER OF      MAXIMUM NUMBER OF
                                  TOTAL NUMBER     AVERAGE    SHARES PURCHASED AS   SHARES THAT MAY YET
                                    OF SHARES    PRICE PAID     PART OF PUBLICLY     BE PURCHASED UNDER
             PERIOD                 PURCHASED     PER SHARE    ANNOUNCED PROGRAMS       THE PROGRAMS
-------------------------------   ------------   ----------   -------------------   -------------------
April 1, 2005 to April 30, 2005    3,351(a)       $ 11.36              --                    --
May 1, 2005 to May 31, 2005        1,995(a)       $ 12.91              --                    --
June 1, 2005 to June 30, 2005      1,939(a)       $ 13.69              --                    --

     (a) All purchases of shares were made for the purpose of contributing the purchased shares to the TechTeam Global Retirement Savings Plan (one of the Company's 401(k) plans) for employer matching contributions. The purchases were not made pursuant to publicly announced plans and were made in the open market.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 25, 2005. The holders of 7,889,889 shares of the Company's common stock and 689,656 shares of the Company's Series A senior convertible preferred stock were present in person or by proxy, representing attendance by at least 87.7% of the outstanding shares eligible to vote. The following is a summary of the matters voted on at that meeting.

     (a) The following persons were elected to the Company's Board of Directors. The number of shares cast favor and withheld were as follows:

         Name              For      Withheld
---------------------   ---------   --------
Kim A. Cooper           7,714,300     89,362
William F. Coyro, Jr.   7,794,429     38,475
G. Ted Derwa            7,711,589    121,315
Wallace D. Riley        7,589,998    242,906
Gregory C. Smith        7,589,195    243,709
Richard G. Somerlott    7,791,468     41,435
Richard R. Widgren      7,787,200     45,704

     (b)  Ratification of Ernst & Young as the Company's independent auditors:

                           For      Against
                        ---------   -------
                        7,820,613    12,290

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

                                        TechTeam Global, Inc.
                                             (Registrant)


Date: August 12, 2005   By: /s/ William F. Coyro, Jr.   William F. Coyro, Jr.
                            -------------------------   President, Chief
                                                        Executive Officer, and
                                                        Director (Principal
                                                        Executive Officer)


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