Form 10-Q
period 2005-09-30
TECHTEAM GLOBAL INC
filed 2005-11-14
CIK 805054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

                         Commission File Number: 0-16284

                              TECHTEAM GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                               38-2774613
        (State or other                                        (I.R.S. Employer
jurisdiction of incorporation)                               Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

The number of shares of the registrant's common stock outstanding at October 28, 2005 was 9,926,427.

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I - FINANCIAL INFORMATION

   Item 1   Condensed Consolidated Statements of Operations -
               Three and Nine Months Ended September 30, 2005 and 2004       3
            Condensed Consolidated Balance Sheets -
               As of September 30, 2005 and December 31, 2004               4-5
            Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2005 and 2004                 6
            Notes to Condensed Consolidated Financial Statements            7-15
   Item 2   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   16-28
   Item 3   Quantitative and Qualitative Disclosures About Market Risk       28
   Item 4   Controls and Procedures                                          28

PART II - OTHER INFORMATION

   Item 1   Legal Proceedings                                                29
   Item 2   Unregistered Sales of Equity Securities and Use of Proceeds      29
   Item 6   Exhibits                                                         29

SIGNATURES                                                                   30

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                      (In thousands, except per share data)

                                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                        ------------------   -----------------
                                                          2005      2004       2005      2004
                                                        -------   -------    -------   -------
REVENUE
   Diversified IT outsourcing services ..............   $17,892   $18,624    $55,631   $55,401
   Government technology services ...................    14,482     7,837     43,662    19,720
   IT consulting and systems integration ............     6,758     5,650     19,690    13,345
   Technical staffing ...............................     1,967     1,781      6,099     5,767
   Learning services ................................       215       133        555       440
                                                        -------   -------    -------   -------
TOTAL REVENUE .......................................    41,314    34,025    125,637    94,673
   Cost of revenue ..................................    30,971    26,134     93,585    71,635
                                                        -------   -------    -------   -------
GROSS PROFIT ........................................    10,343     7,891     32,052    23,038
   Selling, general, and administrative expense .....     8,606     5,779     25,767    17,928
                                                        -------   -------    -------   -------
OPERATING INCOME ....................................     1,737     2,112      6,285     5,110
   Interest income, net .............................       151       177        314       502
   Foreign currency transaction loss ................       (99)      (50)        (3)     (268)
                                                        -------   -------    -------   -------
INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES .....................................     1,789     2,239      6,596     5,344
   Income tax provision .............................       563       743      2,098     2,162
                                                        -------   -------    -------   -------
INCOME FROM CONTINUING OPERATIONS ...................     1,226     1,496      4,498     3,182
   Income from discontinued operations, net of tax ..         3        22         59        36
                                                        -------   -------    -------   -------
NET INCOME ..........................................   $ 1,229   $ 1,518    $ 4,557   $ 3,218
                                                        =======   =======    =======   =======
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations ................   $  0.12   $  0.16    $  0.46   $  0.34
   Income from discontinued operations ..............        --        --       0.01        --
                                                        -------   -------    -------   -------
   Total basic earnings per common share ............   $  0.12   $  0.16    $  0.47   $  0.34
                                                        =======   =======    =======   =======
BASIC EARNINGS PER PREFERRED SHARE
   Income from continuing operations ................       N/A   $  0.16    $  0.46   $  0.34
   Income from discontinued operations ..............       N/A        --       0.01        --
                                                        -------   -------    -------   -------
   Total basic earnings per preferred share .........       N/A   $  0.16    $  0.47   $  0.34
                                                        =======   =======    =======   =======
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations ................   $  0.12   $  0.16    $  0.45   $  0.33
   Income from discontinued operations ..............        --        --       0.01        --
                                                        -------   -------    -------   -------
   Total diluted earnings per common share ..........   $  0.12   $  0.16    $  0.45   $  0.34
                                                        =======   =======    =======   =======
WEIGHTED NUMBER OF COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING
   Basic -- common ..................................     9,892     8,636      9,365     8,640
   Basic -- preferred ...............................        --       690        327       690
   Diluted -- common ................................    10,209     8,904      9,718     8,864

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                   2005           2004
                                                              -------------   ------------
                                                               (Unaudited)
                          ASSETS

CURRENT ASSETS
   Cash and cash equivalents ..............................     $ 36,515        $ 40,436
   Accounts receivable (less allowance of $925 at
      September 30, 2005 and $912 at December 31, 2004) ...       43,703          28,888
   Prepaid expenses and other .............................        2,415           2,288
   Deferred income taxes ..................................          316              --
   Net current assets of discontinued operations ..........           65              97
                                                                --------        --------
   TOTAL CURRENT ASSETS ...................................       83,014          71,709
                                                                --------        --------
PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
   Computer equipment and office furniture ................       23,282          22,768
   Purchased software .....................................       12,295          11,545
   Leasehold improvements .................................        5,115           4,822
   Transportation equipment ...............................          339             321
                                                                --------        --------
                                                                  41,031          39,456
   Less -- accumulated depreciation and amortization ......      (33,389)        (31,074)
                                                                --------        --------
   NET PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE ........        7,642           8,382
                                                                --------        --------
OTHER ASSETS
   Goodwill ...............................................       20,069           4,768
   Intangible assets, net .................................       10,161           3,672
   Other ..................................................          475             441
   Net noncurrent assets of discontinued operations .......           --              15
                                                                --------        --------
   TOTAL OTHER ASSETS .....................................       30,705           8,896
                                                                --------        --------
TOTAL ASSETS ..............................................     $121,361        $ 88,987
                                                                ========        ========

                  See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

               (In thousands, except share and per share amounts)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                   2005           2004
                                                              -------------   ------------
                                                               (Unaudited)
            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .......................................     $  9,994        $ 3,707
   Accrued payroll, related taxes, and withholdings .......        9,068          7,485
   Accrued expenses .......................................       10,591          2,244
   Accrued income taxes ...................................          399            644
   Deferred revenue .......................................          243          1,380
   Deferred income taxes ..................................           --            156
   Current liabilities of discontinued operations .........           --             12
                                                                --------        -------
   TOTAL CURRENT LIABILITIES ..............................       30,295         15,628
                                                                --------        -------
LONG-TERM LIABILITIES
   Long-term debt .........................................        9,843             --
   Deferred income taxes ..................................        2,887          1,285
   Other long-term liabilities ............................          551            414
                                                                --------        -------
   TOTAL LONG-TERM LIABILITIES ............................       13,281          1,699
                                                                --------        -------
REDEEMABLE CONVERTIBLE PREFERRED STOCK, 5,000,000
   shares authorized, 0 and 689,656 shares issued and
   outstanding at September 30, 2005 and December 31,
   2004, respectively .....................................           --          5,000

SHAREHOLDERS' EQUITY
   Common stock, $0.01 par value, 45,000,000 shares
      authorized, 9,901,857 and 8,767,037 shares issued
      and outstanding at September 30, 2005 and
      December 31, 2004, respectively .....................           99             88
   Additional paid-in capital .............................       68,300         59,437
   Unamortized deferred compensation ......................         (463)          (533)
   Retained earnings ......................................        9,350          4,793
   Accumulated other comprehensive income .................          499          2,875
                                                                --------        -------
   TOTAL SHAREHOLDERS' EQUITY .............................       77,785         66,660
                                                                --------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................     $121,361        $88,987
                                                                ========        =======

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (In thousands)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    ------------------
                                                                      2005       2004
                                                                    --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ...................................................   $  4,557   $ 3,218
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ..........................      4,105     3,234
         Non-cash expense related to stock options, restricted
            stock awards, and common stock issued to 401(k) plan
            and directors .......................................        431       305
         Other ..................................................       (166)       82
         Changes in current assets and liabilities ..............        829     1,972
         Changes in long-term assets and liabilities ............     (1,306)     (128)
         Income from discontinued operations ....................        (59)      (36)
         Net operating cash flow from discontinued operations ...         55       998
                                                                    --------   -------
      Net cash provided by operating activities .................      8,446     9,645
                                                                    --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, equipment, and software ................     (2,344)   (1,252)
   Cash paid for acquisitions, net of cash acquired .............    (21,687)   (1,036)
                                                                    --------   -------
      Net cash used in investing activities .....................    (24,031)   (2,288)
                                                                    --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt .....................     15,000        --
   Proceeds from issuance of common stock .......................      2,972     1,093
   Payments on long-term debt ...................................     (5,184)     (849)
   Purchase of Company common stock .............................         --    (2,744)
   Net financing cash flow from discontinued operations .........        (11)     (196)
                                                                    --------   -------
      Net cash provided by (used in) financing activities .......     12,777    (2,696)
                                                                    --------   -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ....     (1,113)      247
                                                                    --------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................     (3,921)    4,908
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................     40,436    35,195
                                                                    --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $ 36,515   $40,103
                                                                    ========   =======

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. ("TechTeam" or the "Company" or "we") in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made to the 2004 financial statements in order to conform to the 2005 financial statement presentation.

NOTE 2 -- COMPREHENSIVE INCOME

Comprehensive income consists of net income and foreign currency translation adjustments. A summary of comprehensive income is as follows:

                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                 ------------------   -----------------
                                                    2005     2004        2005     2004
                                                   ------   ------     -------   ------
                                                           (In thousands)
COMPREHENSIVE INCOME
Net income ...................................     $1,229   $1,518     $ 4,557   $3,218
Other comprehensive income (loss)--
   Foreign currency translation adjustment ...        227      299      (2,376)     172
                                                   ------   ------     -------   ------
Comprehensive income .........................     $1,456   $1,817     $ 2,181   $3,390
                                                   ======   ======     =======   ======

NOTE 3 -- EARNINGS PER SHARE

Earnings per share is computed using the two-class method as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The two-class method is an earnings allocation formula that determines earnings per share separately for common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company's redeemable convertible preferred stock, which was issued in April 2003, was a participating security under SFAS 128. The redeemable convertible preferred stock had rights to undistributed earnings, but was not required to participate in net losses of the Company. In May 2005 through a series of transactions, the holder of the Company's preferred stock converted all 689,656 shares of preferred stock into an equal number of shares of unregistered Company common stock and sold those shares in the open market pursuant to rules and regulations of the United States Securities and Exchange Commission.

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3 -- EARNINGS PER SHARE (continued)

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations:

                                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                             ------------------   ----------------
                                                                2005     2004      2005     2004
                                                              -------   ------    ------   ------
                                                             (In thousands, except per share data)
Income from continuing operations ........................    $ 1,226   $1,496    $4,498   $3,182
Less - Income from continuing operations allocated to
   preferred shareholders ................................         --      110       152      235
                                                              -------   ------    ------   ------
Income from continuing operations available to common
   shareholders ..........................................    $ 1,226   $1,386    $4,346   $2,947
                                                              =======   ======    ======   ======
Basic weighted average common shares .....................      9,892    8,636     9,365    8,640
Common stock equivalents from stock options ..............        317      268       353      224
                                                              -------   ------    ------   ------
Diluted weighted average common shares ...................     10,209    8,904     9,718    8,864
                                                              =======   ======    ======   ======
Weighted average preferred shares ........................         --      690       327      690
                                                              =======   ======    ======   ======

Earnings per share from continuing operations:
   Basic earnings per common share .......................    $  0.12   $ 0.16    $ 0.46   $ 0.34
   Basic earnings per preferred share ....................        N/A   $ 0.16    $ 0.46   $ 0.34
   Diluted earnings per common share .....................    $  0.12   $ 0.16    $ 0.45   $ 0.33

During the three months ended September 30, 2005 and 2004, 95,000 and 215,000 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company's common stock for each respective period.

During the nine months ended September 30, 2005 and 2004, 95,000 and 508,900 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company's common stock for each respective period.

NOTE 4 -- NOTES PAYABLE AND LINE OF CREDIT

The Company has a business loan agreement with LaSalle Bank, N.A. (formerly known as Standard Federal Bank, N.A.) whereby the Company may borrow up to $5,000,000 under a line of credit that expires on January 2, 2006 and up to $15,000,000 under a term loan due January 3, 2010. The line of credit and term loan bear interest at 0.5% per annum and are collateralized by a compensating balance cash deposit required to be held at the bank equal to the amount of the outstanding principal.

On October 3, 2005, we borrowed $3.03 million under the line of credit to finance the acquisition of Akela Informatique SRL (see "Note 12 -- Subsequent Event").

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

Changes in the carrying amount of goodwill since December 31, 2004 consist of the following:

                                          DIVERSIFIED IT   GOVERNMENT   IT CONSULTING
                                            OUTSOURCING    TECHNOLOGY    AND SYSTEMS
                                             SERVICES       SERVICES     INTEGRATION      TOTAL
                                          --------------   ----------   -------------   --------
                                                              (In thousands)
Balance as of January 1, 2005 .........        $371          $ 3,830        $567        $ 4,768
   Goodwill acquired ..................          --           15,364          --         15,364
   Effect of exchange rate changes ....          --               --         (63)           (63)
                                               ----          -------        ----        -------
Balance as of September 30, 2005 ......        $371          $19,194        $504        $20,069
                                               ====          =======        ====        =======

Other intangible assets consist of the following at September 30, 2005:

                                                         WEIGHTED
                                                          AVERAGE
                                         ACCUMULATED   AMORTIZATION
                                COST    AMORTIZATION      PERIOD
                              -------   ------------   ------------
                                          (In thousands)
Customer-related assets ...   $11,325      $2,017        7.7 Years
Noncompete agreement ......       712         134        4.0 Years
Trademark and name ........       339          64        4.0 Years
                              -------      ------
                              $12,376      $2,215
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

Our expected future amortization expense for intangible assets held at September 30, 2005 is as follows: $439,000 for the remainder of 2005, $1,750,000 in 2006,
$1,660,000 in 2007, $1,660,000 in 2008, and $1,390,000 in 2009.

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

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                        ------------------   -------------------
                                                          2005     2004        2005      2004
                                                         ------   ------      ------   -------
                                                        (In thousands, except per share amounts)
Reported net income ................................     $1,229   $1,518      $4,557   $ 3,218
Add -- total stock-based compensation expense
   included in reported net income, net of tax .....         25       10          82        33
Deduct -- total stock-based compensation expense
   determined under the fair value method for all
   awards, net of tax ..............................       (126)    (708)       (806)   (1,051)
                                                         ------   ------      ------   -------
Pro forma net income ...............................     $1,128   $  820      $3,833   $ 2,200
                                                         ======   ======      ======   =======

Basic earnings per common share:
    As reported ....................................     $ 0.12   $ 0.16      $ 0.47   $  0.34
    Pro forma ......................................     $ 0.11   $ 0.09      $ 0.40   $  0.24

Diluted earnings per common share:
    As reported ....................................     $ 0.12   $ 0.16      $ 0.45   $  0.34
    Pro forma ......................................     $ 0.11   $ 0.09      $ 0.38   $  0.23

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123R, "Share-Based Payment," which replaces SFAS 123 and supersedes APB 25. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123R is effective for awards that are granted, modified, or settled in periods beginning after December 15, 2005, or the Company's fiscal year beginning January 1, 2006. The Company intends to adopt SFAS 123R on January 1, 2006. As we use the fair value method of accounting under the original provisions of SFAS 123 for pro forma disclosure purposes, we are also required to apply the provisions of SFAS 123R in recognizing compensation cost for any portion of awards granted or modified after December 15, 1994, that are not yet vested at the date SFAS 123R is adopted. Based on the number of non-vested stock options the Company has outstanding at September 30, 2005 adoption of SFAS 123R will result in approximately $18,000 of aggregate compensation expense, net of tax, in fiscal years subsequent to 2005 and will not have a material affect on our financial position or operating results.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 7 -- INCOME TAXES

For the three and nine months ended September 30, 2005, the consolidated effective tax rate of 31.5% and 31.8%, respectively, differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions. For the three and nine months ended September 30, 2004, the consolidated effective tax rate of 33.2% and 40.5%, respectively, differs from the statutory tax rate of 34% primarily due to providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain tax jurisdictions.

No provision has been made with respect to approximately $6.8 million of undistributed earnings of foreign subsidiaries at September 30, 2005, since we consider these earnings to be permanently reinvested. In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides guidance under SFAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 ("Jobs Act") on an enterprise's income tax expense and deferred taxes. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We have not yet evaluated the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted income tax expense or deferred taxes to reflect potential utilization of the repatriation provisions of the Jobs Act.

NOTE 8 -- SEGMENT REPORTING

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is the Senior Management group, which is comprised of the President, Chief Operating Officer, Vice Presidents, and the lead executives of each of our major subsidiaries. The operating segments are managed separately because each operating segment represents a strategic business unit that offers services different from the others or serves a specific customer market.

As a result of acquiring four companies since December 31, 2003, we have strategically added the government technology services operating segment to our business and have expanded this segment. In order to better describe our business following these changes, during the fourth quarter of 2004, we modified our four reporting business segments into five reporting segments -- diversified IT outsourcing services, government technology services, IT consulting and systems integration, technical staffing, and learning services. Prior year amounts have been reclassified to reflect the current presentation.

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -- SEGMENT REPORTING (continued)

Financial information for our operating segments is as follows:

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                           ------------------   -------------------
                                                             2005      2004       2005       2004
                                                           -------   -------    --------   -------
                                                                        (In thousands)
REVENUE
   Diversified IT outsourcing ..........................   $17,892   $18,624    $ 55,631   $55,401
   Government technology services ......................    14,482     7,837      43,662    19,720
   IT consulting and systems integration ...............     6,758     5,650      19,690    13,345
   Technical staffing ..................................     1,967     1,781       6,099     5,767
   Learning services ...................................       215       133         555       440
                                                           -------   -------    --------   -------
Total revenue ..........................................   $41,314   $34,025    $125,637   $94,673
                                                           =======   =======    ========   =======

GROSS PROFIT
   Diversified IT outsourcing ..........................   $ 4,550   $ 4,796    $ 13,991   $14,506
   Government technology services ......................     4,010     1,826      12,601     5,052
   IT consulting and systems integration ...............     1,337       947       3,964     2,246
   Technical staffing ..................................       406       300       1,349     1,142
   Learning services ...................................        40        22         147        92
                                                           -------   -------    --------   -------
Total gross profit .....................................    10,343     7,891      32,052    23,038
   Selling, general, and administrative expense ........     8,606     5,779      25,767    17,928
   Interest income, net ................................       151       177         314       502
   Foreign currency transaction loss ...................       (99)      (50)         (3)     (268)
                                                           -------   -------    --------   -------
Income from continuing operations before income taxes ..   $ 1,789   $ 2,239    $  6,596   $ 5,344
                                                           =======   =======    ========   =======

We attribute revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue by geographic area is presented below:

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                           ------------------   ------------------
                                                              2005      2004      2005       2004
                                                            -------   -------   --------   -------
                                                                        (In thousands)
REVENUE
   United States .......................................    $29,747   $23,203   $ 88,693   $65,684
   Europe:
      Belgium ..........................................      8,413     7,663     26,679    18,631
      Other ............................................      3,154     3,159     10,265    10,358
                                                            -------   -------   --------   -------
   Total Europe ........................................     11,567    10,822     36,944    28,989
                                                            -------   -------   --------   -------
Total revenue ..........................................    $41,314   $34,025   $125,637   $94,673
                                                            =======   =======   ========   =======

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -- SEGMENT REPORTING (continued)

Revenue from customers, or groups of customers under common control, that comprise 10% or greater of our total revenue in any period presented are as follows:

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                          ------------------   -----------------
                                              2005   2004         2005   2004
                                              ----   ----         ----   ----
United States Government ..............       29.5%  11.5%        29.7%  12.3%
Ford Motor Company and Subsidiaries ...       26.4%  33.8%        27.4%  37.8%
                                              ----   ----         ----   ----
Total .................................       55.9%  45.3%        57.1%  50.1%
                                              ====   ====         ====   ====

We conduct business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the United States Government. No single agency or department of the United States Government comprised 10% or greater of the Company's total revenue for all periods presented except for the nine months ended September 30, 2004, whereby one customer within the United States Government comprised 10.0% of the Company's total revenue.

NOTE 9 -- CONTINGENCIES

The Company is a party to various legal proceedings that are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on our liquidity, financial condition, or results of operations, although no assurances can be given in this regard.

NOTE 10 -- ACQUISITIONS

On January 3, 2005, TechTeam Global, Inc., through its wholly-owned subsidiary DSC, completed the acquisition of all of the outstanding stock of Sytel, Inc. ("Sytel"), a diversified information technology services and solutions company headquartered in Bethesda, Maryland, that provides managed network services and advanced enterprise solutions to several departments of the United States Government. The total purchase price of $21,560,000 consists of initial consideration paid by the Company of $18,500,000, acquisition costs of $695,000, a noncompete agreement of $500,000, a working capital payment of $1,323,000, and stock options with a fair value of $542,000 to purchase 160,900 shares of the Company's common stock. In addition to the initial purchase price, the selling shareholders will be paid an amount equal to 7% of Sytel's gross profit in excess of $12,000,000 in 2005 and $14,000,000 in 2006, and will be paid up to $2,000,000 subject to the renewal of a contract with the United States Department of State (see below). Based on Sytel's year-to-date performance, we do not anticipate that any additional purchase price will be paid for Sytel's performance in 2005.

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 10 -- ACQUISITIONS (continued)

When acquired, Sytel had been providing managed network services to the United States Department of State under a contract extension through March 29, 2005. A subsequent contract extension was awarded extending the period of performance through September 29, 2005. The request for proposal for the renewal of this business was issued as a Small Business Administration Section 8(a) minority contractor set-aside procurement under which Sytel could not independently bid because they do not meet the Section 8(a) requirements. Sytel teamed with a qualified vendor to submit a proposal as the prime contractor, with Sytel serving as a subcontractor to provide 49% of the contract labor revenue. As previously disclosed, the prime contractor working with Sytel was not awarded the contract. The business was transitioned to the new vendor during the third quarter. As a result, we are no longer performing services for the Department of State. Revenue from this contract for the nine months ended September 30, 2005 was $4.57 million. As a result of the loss of this contract, the aforementioned potential additional purchase price payment of $2,000,000 for the renewal of the contract will not be paid.

The following table summarizes the current allocation of the purchase price and net cash used in the acquisition.

                                                          (In thousands)
                                                          --------------
Goodwill ..............................................      $ 14,664
Other intangible assets ...............................         7,853
Property, equipment, and purchased software ...........           169
Other current and non-current assets, net of cash
   acquired of $31 ....................................        11,703
Accounts payable, accrued liabilities, and deferred
   tax liabilities assumed ............................       (12,860)
                                                             --------
Total purchase price, net of cash acquired ............        21,529
Issuance of stock options .............................          (542)
                                                             --------
Net cash used .........................................      $ 20,987
                                                             ========

The operating results of Sytel are included in the consolidated results of operations of the Company from January 3, 2005. The unaudited pro forma condensed consolidated results of operations for the three and nine months ended September 30, 2004 are presented below as though Sytel had been acquired as of January 1, 2004.

                                THREE MONTHS    NINE MONTHS
                                   ENDED           ENDED
                               SEPTEMBER 30,   SEPTEMBER 30,
                                    2004            2004
                               -------------   -------------
                                   (In thousands, except
                                      per share data)
Revenue
   As reported..............      $34,025         $ 94,673
   Pro forma................      $41,267         $115,798
Net income
   As reported..............      $ 1,518         $  3,218
   Pro forma................      $ 1,855         $  3,721
Diluted earnings per share
   As reported..............      $  0.16         $   0.34
   Pro forma................      $  0.19         $   0.39

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 11 -- DISCONTINUED OPERATIONS

TechTeam Capital Group, LLC ("Capital Group"), a subsidiary of the Company, previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from two to five years. Capital Group ceased writing new leases in March 2000 and is in the final stages of running out its lease portfolio. Our future revenue stream from contractually committed leases is inconsequential to our results of operations. The primary activity that remains in closing down the leasing operation is the collection of accounts receivable, including older accounts receivable related to terminated leases. As a result, Capital Group has been presented as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Disposal or Impairment of Long-Lived Assets." Under SFAS 144, the operating results of Capital Group are presented separately from continuing operations in the accompanying financial statements for all periods presented. Capital Group previously was reported as a separate operating segment.

Summarized information for Capital Group is as follows:

                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                   SEPTEMBER 30,       SEPTEMBER 30,
                                ------------------   -----------------
                                    2005   2004         2005   2004
                                    ----   ----         ----   ----
                                            (In thousands)
Revenue .....................        $6    $127          $74   $495
Income before income taxes ..        $3    $ 33          $87   $ 54

NOTE 12 -- SUBSEQUENT EVENT

On October 3, 2005, TechTeam Global, Inc. completed the acquisition of all of the outstanding stock of Akela Informatique SRL ("Akela"), a provider of custom software solutions headquartered in Bucharest, Romania, that provides application development, migration, implementation, and maintenance support services to clients in Romania, France, the United Kingdom, Switzerland, Belgium, Italy, Sweden, and the United States. The initial consideration paid by the Company was 2,500,000 euros (1 euro = $1.203 on October 3, 2005) in cash, shares of TechTeam common stock equal to 250,000 euros, and acquisition costs of approximately $125,000. During 2006 and 2007, the Selling Shareholders may be paid additional amounts based upon Akela's gross profit. If Akela's gross profit exceeds 1,330,000 euros in 2006, the Company will pay the Selling Shareholders additional purchase price consideration of 100,000 euros. If Akela's gross profit exceeds 2,100,000 euros in 2007, the Company will pay the Selling Shareholders additional purchase price consideration of 200,000 euros. If Akela's aggregate gross profit for 2006 and 2007 exceeds 4,100,000 euros, the Company will pay the Selling Shareholders additional purchase price consideration of 50,000 euros, and certain key employees of Akela will share in additional compensation of 100,000 euros.

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of TechTeam Global, Inc. and its consolidated subsidiaries ("TechTeam" or the "Company" or "we") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statement concerning developments or performance relating to our services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers, and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; complexities of global political and economic developments; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report, the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and that are otherwise described from time to time in TechTeam's Securities and Exchange Commission reports filed after this report. TechTeam assumes no obligation and does not intend to update these forward-looking statements.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

OVERVIEW

TechTeam is a global provider of information technology ("IT") and business process outsourcing support services to Fortune 1000 companies, multinational companies, product providers, small and mid-size companies, and government entities. Our long-term goals are to deliver the best overall value proposition in our industry -- the best combination of high quality, low cost, flexibility, and customer satisfaction -- and become a global provider of IT and business process outsourcing support services with $500 million in annual revenue through a combination of sustained organic growth coupled with selective, strategic, and accretive acquisitions.

As we have previously announced, our Ford Motor Company ("Ford") Global SPOC Help Desk contract, which is the Company's largest contract, was originally scheduled to expire on July 31, 2005. We are currently performing services under the second extension of this contract, which expires on November 30, 2005. We are in active negotiations with Ford on the renewal of this contract. While the contract negotiations are ongoing, we note the following:

     - We continue to believe that we are well-positioned to win the renewal of this business;

     - There will likely be a reduction in the revenue the Company earns under the contract because Ford is seeking price reductions;

     - To the extent there are price reductions in the renewal, TechTeam will restructure the services it provides to Ford in order to minimize the impact on the gross margin on the business; and

     - Revenue under the contract is likely to continue to decline as Ford undergoes internal restructuring and reduces its employee base, unless the decline is offset by the expansion of the Global SPOC Help Desk program into the estimated 35% of the Ford environment where TechTeam does not currently provide support.

For the third quarter of 2005, revenue from our business with Ford was $10.9 million, or 26.4% of the Company's total revenue, down from $11.6 million, or 27.4% of the Company's total revenue, for the second quarter of 2005. This revenue decline is largely due to the decline in the number of user seats supported within the

Ford environment. Based on year-to-date revenue, our Ford revenue will decline on a year-over-year basis for fiscal 2005 for the first time in the past five years.

The Company continues to seek to diversify its customer base from both a client and industry perspective through its strategy to grow our business through strategic, accretive acquisitions both domestically and internationally. As a result of our acquisition strategy, TechTeam has significantly increased its revenue by acquiring four companies since December 31, 2003. These acquisitions have strategically added the government technology services operating segment and improved our ability to deliver services in the IT consulting and systems integration market place. Our operating results in 2005 reflect strong revenue growth in government technology services from our acquisition of Sytel, Inc. ("Sytel") on January 3, 2005, and strong revenue growth in IT consulting and systems integration services through our subsidiary, TechTeam Cyntergy, and from our acquisition of Advanced Network Engineering NV ("A.N.E.") on May 13, 2004. Together, Sytel and A.N.E. contributed revenue of $9.43 million toward the 21.4% increase in total Company revenue to $41.3 million for the three months ended September 30, 2005, and contributed revenue of $29.9 million toward the 32.7% increase in total Company revenue to $125.6 million for the nine months ended September 30, 2005, from the comparable periods in 2004.

Our operating results also reflect improved profitability in each of our five business segments except in diversified IT outsourcing services, which has been negatively impacted by the previously reported loss of business from DaimlerChrysler AG ("DaimlerChrysler") and Liberty Mutual Insurance Company ("Liberty Mutual"). We have been able to improve profitability through a combination of additional revenue from higher margin service contracts, less revenue from lower margin equipment resales, and operating efficiencies.

During the third quarter of 2005, a number of trends became apparent in the Company's diversified IT outsourcing services business segment. First, our United States operation successfully executed contracts with new customers that, over the first half of 2006, will replace the DaimlerChrysler business lost in the fourth quarter of 2004 and the Liberty Mutual business lost in the first quarter of 2005. The estimated aggregate value of the new contracts is approximately $21 million over the three-year length of each contract. We will begin providing services to these customers during the fourth quarter of 2005, with the last phase of the largest program launch expected to be completed during the second quarter of 2006. Once these programs are fully launched, our revenue in the United States from this business segment should increase and our Southfield, Michigan, facility should no longer be underutilized. We anticipate that we will continue to have success in selling new business in the United States market.

Second, while our European operations continued to grow from 2004 based upon revenue growth from our blended service delivery solution in Belgium and Romania and from Sweden, there are a number of factors that will influence this business in future periods, including but not limited to:

     - The growth rate of our European business has slowed, and, depending upon the outcome of the contract renewal of the Ford Global SPOC Help Desk contract and other factors discussed below, there may be a decline in revenue after the fourth quarter of 2005;

     - Our European business has some seasonality that affects our third quarter results, primarily because the summer and holiday seasons affect the volume of incidents that we handle, particularly in Sweden. This seasonality can be masked by growth in the business, which did not occur to the same extent in 2005 as in the previous two years;

     - We are continuing the process of migrating a portion of our existing multilingual help desk business from our help desk in Brussels, Belgium, to Bucharest, Romania. As a result of this migration, there may be reductions in the number of employees required within our Belgian operation, and while our profitability is expected to improve, our revenue may decline to the extent these customers expect a lower price in connection with the reduced cost structure;

     - There are two contracts -- one contract performed from our Belgian and Romanian facilities and one contract performed from our Belgian facility -- with aggregate revenue of $8.18 million for the nine months ended September 30, 2005, that expire in 2006 and that we will be seeking to retain; and

     - The revenue from our European operations may decline as a direct result of the strengthening of the U.S. dollar relative to the functional currencies of our subsidiaries, primarily the euro. Since most of the Company's international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on net income should be considerably less than the impact on revenue.

Although we have improved our overall gross margin performance, our operating income declined for the three months ended September 30, 2005, from the comparable period in 2004, due to increases in the Company's selling, general, and administrative expense ("SG&A"). Specifically, we are making investments in our global infrastructure to support our growth and we are incurring costs associated with our efforts to adopt the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") for the year ended December 31, 2005, which requires us to certify our system of internal control over financial reporting and disclosure. We expect to incur between $1.2-$1.4 million of incremental expense in 2005 to implement this section of the Sarbanes-Oxley Act. These costs may increase if it is determined that significant efforts will be required to remediate control deficiencies that may be identified during implementation. In addition, significant time and effort of management is required. Investments that we are making to support our growth include implementing a new global human capital management system during 2005 and 2006, expanding our marketing efforts and North American sales force, and establishing our permanent facility in Romania.

We expect the above challenges and others to continue to impact our profitability in future periods, including making investments necessary to establish operations in new countries from time to time. Also, the previously reported loss of a contract at Sytel with the United States Department of State (see "Note 10 -- Acquisitions" contained in "Item 1 -- Financial Statements") is expected to negatively impact the performance of the government technology services business segment in future periods. Revenue from this contract for the three and nine months ended September 30, 2005 was $1.41 million and $4.57 million, respectively.

RECENT DEVELOPMENTS

On November 4, 2005, the Company's Board of Directors decided to commence a search for a chief executive officer to succeed the Company's current President and Chief Executive Officer, William F. Coyro, Jr., to enhance the Company's ability to manage its aggressive growth. Dr. Coyro has not been terminated for cause. Rather, he will remain in his current position at least until his successor has been named. The Company expects to honor the financial terms of Dr. Coyro's employment agreement, which is scheduled to expire on April 30, 2008. The Company does not expect to record any accelerated expense as a result of this action while Dr. Coyro remains employed in his current position. As a result of this action, we anticipate that there will be a fee paid to the executive search firm.

On October 3, 2005, TechTeam Global, Inc. completed the acquisition of all of the outstanding stock of Akela Informatique SRL ("Akela"), a provider of custom software solutions headquartered in Bucharest, Romania, that provides application development, migration, implementation, and maintenance support services to clients in Romania, France, the United Kingdom, Switzerland, Belgium, Italy, Sweden, and the United States (see "Note 12 --- Subsequent Event" contained in "Item 1 -- Financial Statements"). The acquisition of Akela provides TechTeam with an entrance into the off-shore software development market and outsourcing technology services sector. The continued expansion of TechTeam's IT consulting and systems integration business segment, which will occur as a result of the Akela acquisition, will complement our other established business segments.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004

                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                              ------------------    INCREASE       %
                                                 2005      2004    (DECREASE)   CHANGE
                                               -------   -------   ----------   ------
                                                 (In thousands, except percentages)
REVENUE
   Diversified IT outsourcing services ....    $17,892   $18,624     $ (732)    (3.9)%
   Government technology services .........     14,482     7,837      6,645     84.8%
   IT consulting and systems integration ..      6,758     5,650      1,108     19.6%
   Technical staffing .....................      1,967     1,781        186     10.4%
   Learning services ......................        215       133         82     61.7%
                                               -------   -------     ------
TOTAL REVENUE .............................    $41,314   $34,025     $7,289     21.4%
                                               =======   =======     ======

The majority of the overall revenue growth of 21.4% to $41.3 million for the three months ended September 30, 2005, from $34.0 million for the comparable period in 2004, is attributable to our acquisition of Sytel and revenue growth at our subsidiary, TechTeam Cyntergy, which is included in IT consulting and systems integration services. Excluding the acquisition of Sytel, total revenue declined 2.3% to $33.2 million for the three months ended September 30, 2005, from the comparable period in 2004, primarily due to a decrease in revenue from diversified IT outsourcing services and government technology services, as more fully discussed below.

Total revenue generated in the United States increased 28.2% to $29.7 million for the three months ended September 30, 2005, from $23.2 million for the comparable period in 2004, due to our acquisition of Sytel. Excluding revenue contributed by Sytel, revenue generated in the United States decreased 6.6% to $21.7 million for the three months ended September 30, 2005, from $23.2 million for the comparable period in 2004, primarily due to the decline in revenue from the aforementioned loss of business from DaimlerChrysler and Liberty Mutual and the absence of a large volume of equipment resales that occurred in 2004, which was partially offset by new customer contracts in diversified IT outsourcing services and IT consulting and systems integration.

Revenue generated in Europe increased 6.9% to $11.6 million for the three months ended September 30, 2005, from $10.8 million for the comparable period in 2004, primarily due to revenue growth from our blended service delivery solution in Belgium and Romania from a new customer contract. Fluctuations in foreign currency exchange rates did not have a significant impact on reported revenue and net income for the three months ended September 30, 2005, from the comparable period in 2004.

Diversified IT Outsourcing Services

Revenue from diversified IT outsourcing services decreased 3.9% to $17.9 million for the three months ended September 30, 2005, from $18.6 million for the comparable period in 2004, as a result of a decline in revenue from diversified IT outsourcing services of 14.5% in the United States, partially offset by 16.1% revenue growth from our blended service delivery solution in Belgium and Romania. The growth in Belgium and Romania is primarily due to a new customer contract. The decrease in revenue in the United States is primarily due to the decline in revenue from the loss of business from DaimlerChrysler and Liberty Mutual, which was partially offset by new customer contracts. Revenue for the three months ended September 30, 2005 also declined from the comparable period in 2004 from a decrease in global diversified IT outsourcing revenue from Ford of 3.9% to $9.06 million for the three months ended September 30, 2005, from $9.42 million for the comparable period in 2004. Revenue from Ford decreased primarily due to a reduction in the number of seats supported as Ford continues to reduce its worldwide workforce.

Although our diversified IT outsourcing revenue in the United States declined from 2004, we recently announced that the Company has signed contracts with four major companies to provide specialized IT support services. The estimated aggregate value of the contracts is approximately $21 million over the three-year length of each contract. The Company will begin providing services to these customers during the fourth quarter of 2005, with the last phase of the largest program launch expected to be completed during the second quarter of 2006. Once these programs are fully launched, our Southfield, Michigan, facility will no longer be underutilized.

Government Technology Services

Revenue from government technology services increased 84.8% to $14.5 million for the three months ended September 30, 2005, from $7.84 million for the comparable period in 2004, due to our acquisition of Sytel on January 3, 2005. Excluding Sytel, revenue from government technology services decreased 16.1% to $6.58 million for the three months ended September 30, 2005, from $7.84 million for the comparable period in 2004, due to the absence in 2005 of a large volume of equipment resales that occurred in 2004. Excluding Sytel and all equipment resales, revenue from government technology services increased 10.9% for the three months ended September 30, 2005, from the comparable period in 2004, primarily from additional business with existing customers.

IT Consulting and Systems Integration Services

Revenue from IT consulting and systems integration increased 19.6% to $6.76 million for the three months ended September 30, 2005, from $5.65 million for the comparable period in 2004, primarily due to additional business from new and existing customers at TechTeam Cyntergy, which provides IT deployment, training, and implementation services to companies in the hospitality, retail, food service, and other industries throughout the United States. The increase in revenue was partially offset by a decrease in revenue from equipment resales, a project installing personal computers at Ford that is subcontracted through Dell Inc., and the completion of other projects.

                                      THREE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------------
                                          2005                 2004
                                   ------------------   -----------------
                                               GROSS               GROSS     INCREASE       %
                                    AMOUNT   MARGIN %   AMOUNT   MARGIN %   (DECREASE)   CHANGE
                                   -------   --------   ------   --------   ----------   ------
                                                (In thousands, except percentages)
GROSS PROFIT
   Diversified IT outsourcing
      services .................   $ 4,550     25.4%    $4,796     25.8%      $ (246)    (5.1)%
   Government technology
      services .................     4,010     27.7%     1,826     23.3%       2,184      120%
   IT consulting and systems
      integration ..............     1,337     19.8%       947     16.8%         390     41.2%
   Technical staffing ..........       406     20.6%       300     16.8%         106     35.3%
   Learning services ...........        40     18.6%        22     16.5%          18     81.8%
                                   -------              ------                ------
TOTAL GROSS PROFIT .............   $10,343     25.0%    $7,891     23.2%      $2,452     31.1%
                                   =======              ======                ======

Consistent with revenue, the majority of the overall growth in gross profit of 31.1% to $10.3 million for the three months ended September 30, 2005, from the comparable period in 2004, is attributable to our acquisition of Sytel and growth at TechTeam Cyntergy. Excluding the acquisition of Sytel, total gross profit grew 5.2% to $8.30 million for the three months ended September 30, 2005, from the comparable period in 2004.

Gross profit from diversified IT outsourcing services decreased 5.1% to $4.55 million for the three months ended September 30, 2005, from $4.80 million for the comparable period in 2004. Gross margin from diversified IT outsourcing services decreased to 25.4% for the three months ended September 30, 2005, from 25.8% for the comparable period in 2004. The decrease in gross profit and gross margin is a result of the aforementioned decline in revenue from DaimlerChrysler and Liberty Mutual in the United States and lower margin on our Ford business in Europe. The resulting underutilization of our facility in Southfield, Michigan, negatively impacted our gross margin. These declines were partially offset by growth and margin improvement from our blended service delivery solution in Belgium and Romania.

Gross profit from government technology services increased 120% to $4.01 million for the three months ended September 30, 2005, from $1.83 million for the comparable period in 2004. Gross margin from government technology services increased to 27.7% for the three months ended September 30, 2005, from 23.3% for the comparable period in 2004. The increase in gross profit is primarily due to our acquisition of Sytel and new business from existing customers. The increase in gross margin is primarily due to our acquisition of Sytel, more revenue from higher margin service projects, and the absence of a large volume of lower margin equipment resales that occurred in 2004. Excluding Sytel, gross profit from government technology services increased 10.4% to $2.02 million for the three months ended September 30, 2005, and gross margin increased to 30.7% from 23.3%. Excluding Sytel and all equipment resales, gross profit from government technology services increased 19.8% for the three months ended September 30, 2005, and gross margin increased to 34.3% from 31.7%.

Gross profit from IT consulting and systems integration increased 41.2% to $1.34 million for the three months ended September 30, 2005, from $947,000 for the comparable period in 2004. Gross margin from IT consulting and systems integration increased to 19.8% for the three months ended September 30, 2005, from 16.8% for the comparable period in 2004. The increase in gross profit and gross margin is primarily due to additional business from new and existing customers at TechTeam Cyntergy.

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                  ------------------    INCREASE       %
                                                    2005     2004      (DECREASE)   CHANGE
                                                   ------   ------     ----------   ------
                                                     (In thousands, except percentages)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense...    $8,606   $5,779       $2,827      48.9%
Net interest income............................    $  151   $  177       $  (26)    (14.7)%
Foreign currency transaction gain (loss).......    $  (99)  $  (50)      $  (49)     98.0%
Income tax provision...........................    $  563   $  743       $ (180)    (24.2)%

Selling, general, and administrative expense increased 48.9% to $8.61 million, or 20.8% of total revenue, for the three months ended September 30, 2005, from $5.78 million, or 17.0% of total revenue, for the comparable period in 2004. Excluding the revenue and expenses contributed by Sytel, selling, general, and administrative expense increased 24.9% to $7.22 million, or 21.7% of total revenue, for the three months ended September 30, 2005, from $5.78 million, or 17.0% of total revenue, for the comparable period in 2004. The year-over-year increase in expense primarily resulted from incremental costs associated with our continuing compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002, our continued deployment of a new global human capital management system, additional personnel and facility costs associated with the establishment of the Company's permanent facility in Romania, due diligence expenses associated with an acquisition that the Company elected not to pursue during the third quarter, and increased sales and marketing expenses primarily resulting from the expansion of our North American sales force and higher sales commissions. TechTeam incurred approximately $261,000 of expense associated with the Company's preparatory activities for its compliance this year with Section 404 of the Sarbanes-Oxley Act of 2002 for the three months ended September 30, 2005. This compares with $25,000 and $525,000 in such expense incurred by the Company in the first and second quarters of 2005, respectively, and no such expense in 2004.

Net interest income decreased to $151,000 for the three months ended September 30, 2005, from $177,000 for the comparable period in 2004, as a result of the Company borrowing $15.0 million on January 3, 2005 under a term loan to partially finance the acquisition of Sytel, and from reduced interest income on cash and cash equivalents being held as collateral for the term loan in a non-interest-bearing account.

The foreign currency transaction loss of $(99,000) for the three months ended September 30, 2005, is primarily due to a loss on a forward foreign exchange contract that settled on September 30, 2005, to purchase euros in connection with our acquisition of Akela Informatique SRL on October 3, 2005.

For the three months ended September 30, 2005, the consolidated effective tax rate of 31.5% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions. For the three months ended September 30, 2004, the consolidated effective tax rate of 33.2% differs from the statutory tax rate of 34% primarily due to providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain tax jurisdictions.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                              ------------------    INCREASE       %
                                                2005       2004    (DECREASE)   CHANGE
                                              --------   -------   ----------   ------
                                                 (In thousands, except percentages)
REVENUE
   Diversified IT outsourcing services.....   $ 55,631   $55,401     $   230      0.4%
   Government technology services..........     43,662    19,720      23,942      121%
   IT consulting and systems integration...     19,690    13,345       6,345     47.5%
   Technical staffing......................      6,099     5,767         332      5.8%
   Learning services.......................        555       440         115     26.1%
                                              --------   -------     -------
TOTAL REVENUE..............................   $125,637   $94,673     $30,964     32.7%
                                              ========   =======     =======

The majority of the overall revenue growth of 32.7% to $125.6 million for the nine months ended September 30, 2005, from $94.7 million for the comparable period in 2004, is attributable to our acquisitions of Sytel and A.N.E. and revenue growth at TechTeam Cyntergy. Excluding the acquisitions of Sytel and A.N.E., total revenue grew 3.6% to $95.7 million for the nine months ended September 30, 2005, from $92.5 million for the comparable period in 2004, primarily due to an increase in revenue from IT consulting and systems integration services, which was partially offset by a decrease in revenue from government technology services, as more fully discussed below.

Total revenue generated in the United States increased 35.0% to $88.7 million for the nine months ended September 30, 2005, from $65.7 million for the comparable period in 2004, due to our acquisition of Sytel. Excluding revenue contributed by Sytel, revenue generated in the United States decreased 3.1% to $63.7 million for the nine months ended September 30, 2005, from $65.7 million for the comparable period in 2004, primarily due to the aforementioned decline in revenue from DaimlerChrysler and Liberty Mutual, which was partially offset by new customer contracts in diversified IT outsourcing services and IT consulting and systems integration.

Revenue generated in Europe increased 27.4% to $36.9 million for the nine months ended September 30, 2005, from $29.0 million for the comparable period in 2004, primarily due to growth in business in Belgium and Romania from new customer contracts, our acquisition of A.N.E., and the strengthening of European currencies relative to the U.S. dollar. Excluding revenue contributed by A.N.E., revenue generated in Europe increased 19.9% to $32.1 million for the nine months ended September 30, 2005, from $26.8 million for the comparable period in 2004. If revenue and expenses in Europe for the nine months ended September 30, 2005 were translated at the average exchange rate for the comparable period in 2004, reported revenue and net income would have been reduced by approximately $1.02 million and $38,000, respectively. Since most of the Company's international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on net income is considerably less than the estimated impact on revenue.

Diversified IT Outsourcing Services

Revenue from our diversified IT outsourcing services increased 0.4% to $55.6 million for the nine months ended September 30, 2005, from $55.4 million for the comparable period in 2004, as a result of 33.0% revenue growth from our blended service delivery solution in Belgium and Romania, offset by a decline in revenue from diversified IT outsourcing services of 14.1% in the United States. The growth in Belgium and Romania is primarily due to new customer contracts. The decrease in revenue in the United States is primarily due to the decline in revenue from the loss of business from DaimlerChrysler and Liberty Mutual, which was partially offset by new customer contracts. Revenue for the nine months ended September 30, 2005 also declined from the comparable period in 2004 from a decrease in global diversified IT outsourcing revenue from Ford of 4.1% to $28.4 million for the nine months ended September 30, 2005, from $29.6 million for the comparable period in 2004. Revenue from Ford decreased primarily due to a reduction in the number of seats supported as Ford continues to reduce its worldwide workforce.

Although our diversified IT outsourcing revenue in the United States declined from 2004, we recently announced that the Company has signed contracts with four major companies to provide specialized IT support services. The estimated aggregate value of the contracts is approximately $21 million over the three-year length of each contract. The Company will begin providing services to these customers during the fourth quarter of 2005, with the last phase of the largest program launch expected to be completed during the second quarter of 2006. Once these programs are fully launched, our Southfield, Michigan, facility will no longer be underutilized.

Government Technology Services

Revenue from government technology services increased 121% to $43.7 million for the nine months ended September 30, 2005, from $19.7 million for the comparable period in 2004, due to our acquisition of Sytel on January 3, 2005. Excluding Sytel, revenue from government technology services decreased 4.5% to $18.8 million for the nine months ended September 30, 2005, from $19.7 million for the comparable period in 2004, due to a decrease in equipment resales. Excluding Sytel and all equipment resales, revenue from government technology services increased 11.8% from the comparable period in 2004 primarily from additional business with existing customers.

IT Consulting and Systems Integration Services

Revenue from IT consulting and systems integration increased 47.5% to $19.7 million for the nine months ended September 30, 2005, from $13.3 million for the comparable period in 2004, due to our acquisition of A.N.E. on May 13, 2004 and revenue growth at TechTeam Cyntergy. Excluding A.N.E., revenue from IT consulting and systems integration increased 33.3% to $14.8 million for the nine months ended September 30, 2005, from $11.1 million for the comparable period in 2004, primarily due to additional business from new and existing customers at TechTeam Cyntergy. The increase in revenue was partially offset by a decrease in revenue from equipment resales, a project installing personal computers at Ford that is subcontracted through Dell Inc., and the completion of other projects.

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------------
                                                     2005                 2004
                                              ------------------   ------------------
                                                         GROSS                GROSS      INCREASE      %
                                               AMOUNT   MARGIN %    AMOUNT   MARGIN %   (DECREASE)   CHANGE
                                              -------   --------   -------   --------   ----------   ------
                                                            (In thousands, except percentages)
GROSS PROFIT
   Diversified IT outsourcing services ....   $13,991     25.2%    $14,506     26.2%      $ (515)    (3.6)%
   Government technology services .........    12,601     28.9%      5,052     25.6%       7,549      149%
   IT consulting and systems integration...     3,964     20.1%      2,246     16.8%       1,718     76.5%
   Technical staffing .....................     1,349     22.1%      1,142     19.8%         207     18.1%
   Learning services ......................       147     26.5%         92     21.1%          55     59.8%
                                              -------              -------                ------
TOTAL GROSS PROFIT ........................   $32,052     25.5%    $23,038     24.3%      $9,014     39.1%
                                              =======              =======                ======

Consistent with revenue, the majority of the overall gross profit growth of 39.1% to $32.1 million for the nine months ended September 30, 2005, from the comparable period in 2004, is attributable to our acquisitions of Sytel and A.N.E. and growth at TechTeam Cyntergy. Excluding the acquisitions of Sytel and A.N.E., total gross profit grew 7.8% for the nine months ended September 30, 2005, from the comparable period in 2004.

Gross profit from diversified IT outsourcing services decreased 3.6% to $14.0 million for the nine months ended September 30, 2005, from $14.5 million for the comparable period in 2004. Gross margin from diversified IT outsourcing services decreased to 25.2% for the nine months ended September 30, 2005, from 26.2% for the comparable period in 2004. The decrease in gross profit and gross margin is a result of the aforementioned decline in revenue from DaimlerChrysler and Liberty Mutual in the United States and lower margin on our Ford business in Europe. The resulting underutilization of our facility in Southfield, Michigan, negatively impacted our gross margin. These declines were partially offset by growth and margin improvement from our blended service delivery solution in Belgium and Romania.

Gross profit from government technology services increased 149% to $12.6 million for the nine months ended September 30, 2005, from $5.05 million for the comparable period in 2004. Gross margin from government technology services increased to 28.9% for the nine months ended September 30, 2005, from 25.6% for the comparable period in 2004. The increase in gross profit is primarily due to our acquisition of Sytel and new business from existing customers. The increase in gross margin is primarily due to our acquisition of Sytel, more revenue from higher margin service projects, and the absence in 2005 of a large volume of lower margin equipment resales that occurred in 2004. Excluding Sytel, gross profit from government technology services increased 14.9% to $5.80 million for the nine months ended September 30, 2005, and gross margin increased to 30.8% from 25.6%. Excluding Sytel and all equipment resales, gross profit from government technology services increased 18.5% for the three months ended September 30, 2005, and gross margin increased to 33.1% from 31.2%.

Gross profit from IT consulting and systems integration increased 76.5% to $3.96 million for the nine months ended September 30, 2005, from $2.25 million for the comparable period in 2004. Gross margin from IT consulting and systems integration increased to 20.1% for the nine months ended September 30, 2005, from 16.8% for the comparable period in 2004. The increase in gross profit and gross margin was primarily due to additional business from new and existing customers at TechTeam Cyntergy and, to a lesser extent, our acquisition of A.N.E. Excluding the gross profit contributed by A.N.E., gross profit increased 69.0% to $3.24 million for the nine months ended September 30, 2005, from the comparable period in 2004, and gross margin increased to 21.9% from 17.2%.

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                  ------------------    INCREASE       %
                                                     2005      2004    (DECREASE)   CHANGE
                                                   -------   -------   ----------   ------
                                                     (In thousands, except percentages)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense...    $25,767   $17,928     $7,839      43.7%
Net interest income............................    $   314   $   502     $ (188)    (37.5)%
Foreign currency transaction gain (loss).......    $    (3)  $  (268)    $  265     (98.9)%
Income tax provision...........................    $ 2,098   $ 2,162     $  (64)     (3.0)%

Selling, general, and administrative expense increased 43.7% to $25.8 million, or 20.5% of total revenue, for the nine months ended September 30, 2005, from $17.9 million, or 18.9% of total revenue, for the comparable period in 2004. Excluding the revenue and expenses contributed by Sytel and A.N.E., selling, general, and administrative expense increased 18.0% to $20.8 million, or 21.7% of total revenue, for the nine months ended September 30, 2005, from $17.6 million, or 19.0% of total revenue, for the comparable period in 2004. The year-over-year increase in expense primarily resulted from our deployment of a new global human capital management system, costs associated with our compliance efforts with Section 404 of the Sarbanes-Oxley Act of 2002, additional personnel and facility costs associated with the establishment of the Company's permanent facility in Romania, severance costs associated with the termination of two managers, reinstatement of the Company's 401(k) plan matching contribution, increased investor relations activity, and increased sales and marketing expenses primarily resulting from the expansion of our North American sales force and higher sales commissions. TechTeam has incurred approximately $806,000 of expense associated with the Company's preparatory activities for its compliance this year with Section 404 of the Sarbanes-Oxley Act of 2002 for the nine months ended September 30, 2005, as compared to no such expense in 2004.

Net interest income decreased to $188,000 for the nine months ended September 30, 2005, from $502,000 for the comparable period in 2004, as a result of the Company borrowing $15.0 million on January 3, 2005 under a term loan to partially finance the acquisition of Sytel, and reduced interest income from cash and cash equivalents being held as collateral for the term loan in a non-interest-bearing account.

Foreign currency transaction gain (loss) decreased to a loss of $(3,000) for the nine months ended September 30, 2005, from a loss of $(268,000) for the comparable period in 2004, primarily due to the U.S. dollar strengthening relative to the euro and British pound sterling to a greater extent in 2005 than the comparable period in 2004, combined with a higher level of foreign assets denominated in U.S. dollars.

For the nine months ended September 30, 2005, the consolidated effective tax rate of 31.8% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions. For the nine months ended September 30, 2004, the consolidated effective tax rate of 40.5% differs from the statutory tax rate of 34% primarily due to providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain tax jurisdictions.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the United States Government. For the three and nine months ended September 30, 2005, Ford accounted for 26.4% and 27.4%, respectively, of the Company's total revenue, as compared to 33.8% and 37.8%, respectively, for the comparable periods in 2004. For the three and nine months ended September 30, 2005, the United States Government accounted for 29.5% and 29.7%, respectively, of the Company's total revenue, as compared to 11.5% and 12.3%, respectively, for the comparable periods in 2004. No single agency or department of the United States Government comprised 10% or greater of the Company's total revenue for all periods presented except for the nine months ended September 30, 2004, whereby one customer within the United States Government comprised 10.0% of the Company's total revenue.

Ford Motor Company

Our business with Ford consists of help desk services, technical staffing, network management, support services provided to Volvo Car Corporation, a subsidiary of Ford, and a specific project installing personal computers subcontracted through Dell Inc. Ford's long-term debt rating was lowered to "below investment grade" status by Standard & Poor's Rating Services on May 5, 2005. At this time, we do not expect this downgrade to negatively affect our business with Ford or the collectibility of our accounts receivable from Ford. However, any loss of (or failure to retain a significant amount of business with) Ford or a bankruptcy filing would have a material adverse effect on the Company's operating results and liquidity.

United States Government

The U.S. Government's fiscal year ends on September 30 of each year. It is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of the fiscal year in order to avoid the loss of unexpended fiscal year funds. Moreover, in years when the U.S. Government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a "continuing resolution" that authorizes agencies of the government to continue to operate, but traditionally does not authorize new spending initiatives. When the government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect the Company's revenue, profit, and cash flow during the period of delay.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $36.5 million at September 30, 2005, as compared to $40.4 million at December 31, 2004. During the nine months ended September 30, 2005, cash and cash equivalents decreased $3.92 million primarily due to $5.99 million in cash used to acquire Sytel (net of debt borrowings of $15.0 million used to finance the acquisition), $5.20 million in payments to reduce long-term debt, $2.34 million in cash used for capital expenditures, and $700,000 in payments to the former shareholders of Digital Support Corporation, partially offset by $8.45 million in cash provided by operations and $2.97 million in proceeds from the issuance of common stock upon exercise of stock options.

Cash provided by operations of $8.45 million for the nine months ended September 30, 2005 was generated primarily by income prior to non-cash charges for depreciation and amortization of $8.66 million. Cash flow from operations decreased 12.4% to $8.45 million for the nine months ended September 30, 2005, from $9.65 million for the comparable period in 2004, primarily due to an increase in net working capital.

We experienced a significant increase in accounts receivable and accounts payable during the nine months ended September 30, 2005, due to our acquisition of Sytel. Under six task order contracts with the United States Department of Homeland Security ("DHS"), Sytel serves as the prime contractor and Electronic Data Systems Corporation ("EDS") serves as its subcontractor. EDS performs in excess of 95% of the work under the contract and creates the invoices, which Sytel forwards to the DHS. Under the subcontract agreement between Sytel and

EDS, Sytel does not pay EDS' invoices until Sytel receives payment from the DHS. As a result, there has been an increase in our accounts receivable and accounts payable but a minimal impact on cash flow.

Long-term cash requirements, other than for normal operating expenses, are anticipated for the continued expansion in Europe, enhancements of existing technologies, possible repurchases of our common stock, additional consideration that is payable to the selling shareholders of Sytel, DSC, A.N.E., and Akela if specific performance conditions and operating targets are met in 2005-2007, possible global expansion activities, the possible payment of Company dividends, and the possible acquisition of businesses complementary to the Company's existing businesses. We believe that positive cash flows from operations, together with existing cash balances, will continue to be sufficient to meet our ongoing operational requirements for the next twelve months and foreseeable future. We have historically not paid dividends.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 123R, "Share-Based Payment," which replaces SFAS 123 and supersedes APB 25. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123R is effective for awards that are granted, modified, or settled in periods beginning after December 15, 2005, or the Company's fiscal year beginning January 1, 2006. The Company intends to adopt SFAS 123R on January 1, 2006. As we use the fair value method of accounting under the original provisions of SFAS 123 for pro forma disclosure purposes, we are also required to apply the provisions of SFAS 123R in recognizing compensation cost for any portion of awards granted or modified after December 15, 1994, that are not yet vested at the date SFAS 123R is adopted. Based on the number of non-vested stock options the Company has outstanding at September 30, 2005 adoption of SFAS 123R will result in approximately $18,000 of aggregate compensation expense, net of tax, in fiscal years subsequent to 2005 and will not have a material affect on our financial position or operating results.

MATERIAL COMMITMENTS

As a result of the Company's acquisition of Sytel on January 3, 2005, the Company's outstanding contractual obligations have changed to include operating lease commitments of Sytel and $15.0 million the Company borrowed under a term loan with a bank to partially finance our acquisition of Sytel.

The Company has the following contractual obligations outstanding at September 30, 2005:

                                                 OPERATING
MATURITIES OF CONTRACTUAL OBLIGATIONS    DEBT      LEASES
-------------------------------------   ------   ---------
Less than one year...................   $   --    $ 1,569
1-3 years............................       --      9,321
4-5 years............................    9,843      5,546
Thereafter...........................       --      4,440
                                        ------    -------
Total................................   $9,843    $20,876
                                        ======    =======

In October 2005, we borrowed $3.03 million under our line of credit with a bank due January 2, 2006 to finance our acquisition of Akela.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes in the selection and application of critical accounting policies and estimates disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

FACTORS INFLUENCING FUTURE RESULTS

Refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

As required by Rule 13(a)-15d under the Securities Exchange Act of 1934, the Company's management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no changes in internal control over financial reporting, as described above, during the quarter ended September 30, 2005.

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

ITEM 2 -- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities of the Company during the three months ended September 30, 2005.

The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the second quarter of 2005:

                                                                        TOTAL NUMBER OF       MAXIMUM NUMBER OF
                                          TOTAL NUMBER     AVERAGE    SHARES PURCHASED AS   SHARES THAT MAY YET
                                            OF SHARES    PRICE PAID     PART OF PUBLICLY     BE PURCHASED UNDER
                 PERIOD                     PURCHASED     PER SHARE    ANNOUNCED PROGRAMS       THE PROGRAMS
                 ------                   ------------   ----------   -------------------   -------------------
July 1, 2005 to July 31, 2005               1,935 (a)      $13.44              --                    --
August 1, 2005 to August 31, 2005           2,302 (a)      $12.54              --                    --
September 1, 2005 to September 30, 2005     2,103 (a)      $12.87              --                    --

----------
(a) All purchases of shares were made for the purpose of contributing the purchased shares to the TechTeam Global Retirement Savings Plan (one of the Company's 401(k) plans) for employer matching contributions. The purchases were not made pursuant to publicly announced plans and were made in the open market.

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

                                                 TechTeam Global, Inc.
                                                    (Registrant)



Date: November 14, 2005   By: /s/ William F. Coyro, Jr.                William F. Coyro, Jr.
                              --------------------------------------   President, Chief Executive Officer,
                                                                       and Director (Principal Executive
                                                                       Officer)


                          By: /s/ David W. Morgan                      David W. Morgan
                              --------------------------------------   Chief Financial Officer and
                                                                       Treasurer (Principal Financial
                                                                       Officer)


                          By: /s/ Marc J. Lichtman                     Marc J. Lichtman
                              --------------------------------------   Chief Accounting Officer (Principal
                                                                       Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
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