Form 10-K
period 2005-12-31
TECHTEAM GLOBAL INC
filed 2006-03-16
CIK 805054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005

                         Commission File Number: 0-16284

                              TECHTEAM GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     38-2774613
(State or other jurisdiction                        (I.R.S. Employer
      of incorporation)                           Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                        Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.               Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [ ] No [X]

The aggregate market value of the Registrant's common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $123,072,000 (based on the June 30, 2005 closing sales price of $12.94 of the Registrant's common stock, as reported on the NASDAQ(R) National Stock Market). For the sole purpose of making this calculation, the term "non-affiliates" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by TechTeam Global, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are "affiliates" of TechTeam Global, Inc., as that term is defined under the Securities Act of 1934.

The number of shares outstanding of the registrant's common stock as of March 10, 2006 was 10,029,204.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement, to be filed on or before April 30, 2006, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

================================================================================

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I
   Item 1    Business                                                        2
   Item 1A   Risk Factors                                                    9
   Item 1B   Unresolved Staff Comments                                      16
   Item 2    Properties                                                     17
   Item 3    Legal Proceedings                                              17
   Item 4    Submission of Matters to a Vote of Security Holders            17

PART II
   Item 5    Market for Registrant's Common Equity and Related
             Stockholder Matters                                            18
   Item 6    Selected Financial Data                                        19
   Item 7    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            20
   Item 7A   Quantitative and Qualitative Disclosures about Market Risk     33
   Item 8    Financial Statements and Supplementary Data                    34
   Item 9    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                            66
   Item 9A   Controls and Procedures                                        66
   Item 9B   Other Information                                              66

PART III
   Item 10   Directors and Executive Officers of the Registrant             67
   Item 11   Executive Compensation                                         67
   Item 12   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                     67
   Item 13   Certain Relationships and Related Transactions                 68
   Item 14   Principal Accountant Fees and Services                         68

PART IV
   Item 15   Exhibits and Financial Statement Schedules                     68

SIGNATURES                                                                  72

FINANCIAL STATEMENT SCHEDULE                                                73

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of TechTeam Global, Inc. and its consolidated subsidiaries ("TechTeam") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning developments or performance relating to our services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers, and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; the risks and costs incumbent in a proxy contest where all the Company's Board of Directors could be replaced; the effects of and the costs related to the replacement of the Company's president and chief executive officer; complexities of global political and economic developments; and other risks that are described herein, including but not limited to the items discussed in "Item 1A -- Risk Factors," of this report, and that are otherwise described from time to time in TechTeam's reports filed with the Securities and Exchange Commission. TechTeam assumes no obligation and does not intend to update these forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

TECHTEAM GLOBAL, INC. (including its consolidated subsidiaries, "TechTeam" or the "Company" or "we") is a global provider of information technology ("IT") and business process outsourcing ("BPO") services to Fortune 1000 companies, multinational companies, product providers, small and mid-size companies and government entities. Our periodic reports and current reports filed with the Securities and Exchange Commission are available free of charge on our website, located at www.techteam.com.

TechTeam Global, Inc. was incorporated under the laws of the State of Delaware in 1987. The Company's common stock is traded on the NASDAQ National Stock Market(R) under the symbol "TEAM". Our client base includes Ford Motor Company, Canon Europe NV, Deere & Company, MICROS, Inc., United Parcel Service, Essilor International, Cendant Corporation, DaimlerChrysler AG, and Schering-Plough Research Institute, as well as Federal government agencies and local government entities, such as the United States Air National Guard, National Institutes of Health, Immigration and Naturalization Service, and the Department of Health and Human Services.

Our subsidiaries are: TechTeam Global NV/SA (Brussels, Belgium), with its subsidiary TechTeam A.N.E. NV/SA (Gent, Belgium); TechTeam Global Ltd. (United Kingdom); TechTeam Global GmbH (Germany); TechTeam Global AB (Sweden); S.C. TechTeam Global SRL (Bucharest, Romania); TechTeam Akela SRL, acquired on October 3, 2005 (Bucharest, Romania); TechTeam Asia Pacific (Private) Ltd. (India); TechTeam Government Solutions, Inc. (formerly known as Digital Support Corporation, Chantilly, Virginia), with its subsidiary Sytel, Inc., acquired on January 3, 2005, (Bethesda, Maryland); TechTeam Cyntergy, L.L.C.; and TechTeam Capital Group, L.L.C. (Southfield, Michigan).

SERVICES AND INFORMATION ABOUT OPERATING SEGMENTS

We provide services to our customers in five operating segments -- IT Outsourcing Services, IT Consulting and Systems Integration, Government Technology Services, Technical Staffing, and Learning Services. Over the past four years, TechTeam has strategically strengthened its service offerings in the IT Outsourcing Services and IT Consulting and Systems Integration business segments through a combination of organic growth, acquisitions, and enhancements to our business model. We intend to continue this strategy of strengthening and growing our core servicing offerings through organic growth, acquisitions, and enhancements to our delivery model.

Information with respect to each of our segments is included in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

1. IT OUTSOURCING SERVICES

Our IT Outsourcing Services segment provides help desk and infrastructure support around-the-clock (24x7x365) for our clients, their end-users, and other constituencies. We maintain and support a full range of our clients' IT and business process infrastructure from network environments to computing systems, and from shrink-wrapped applications to advanced proprietary and acquired application systems. We also provide technical support for our customers' products in the marketplace, internationally, and in multiple languages. The two primary elements of this business segment are Help Desk Services and BPO Services.

Help Desk Services

Our help desk services are principally deployed using a "single point of contact" ("SPOC") delivery model designed to enable our clients to consolidate their problem resolution support functions into a centralized help desk, thereby reducing costs by standardizing responses to incidents, eliminating overlapping help desks, and reducing the number of incidents that need to be escalated to a higher-level support function. Our technicians are trained in the client's IT infrastructure and applications to enable them to diagnose and solve the end-user's problems and answer technical questions. If the technician is not able to resolve the problem with the end-user, the call is escalated to the appropriate resource to resolve the problem.

Bundled together with our help desk services are a wide range of related IT support services. As a result, we are able to manage first and second level support for our customers efficiently utilizing our resources. For example, under the Ford Motor Company ("Ford") Global SPOC Program ("Global SPOC Program"), TechTeam provides a single point of contact help desk for Ford in North America, the United Kingdom, and Germany, and Ford Motor Credit Corporation in North America and the United Kingdom that integrates desk side support and server maintenance with help desk services.

Our Help desk services are delivered from our facilities in the United States (Dearborn and Southfield, Michigan; and Davenport, Iowa), our facilities in Europe (Brussels, Belgium; and Bucharest, Romania), and from our customers' facilities. Our technicians provide same-client support from multiple delivery locations through the use of advanced technology tools. Utilizing a client-specific solution that blends the advantages of each location, we are able to provide cost-effective service in over 25 languages.

While most of our help desk business is performed as a dedicated desk for a single client, we have introduced and are continuing to develop a "shared desk" service offering, where our technicians provide support for more than one client. This offering is provided from our facilities in Brussels, Belgium; Southfield, Michigan; and Bucharest, Romania. Over the past year, we have expanded our shared desk support capability beyond supporting electronic data capture of drug trial information for a number of international pharmaceutical clients and providing IT support to the retail, hospitality, and food service industries to providing IT help desk support bundled with other IT support services. This shared desk solution provides high-quality support for our smaller-sized customers where the provision of a dedicated help desk is not cost effective.

BPO Services

Our BPO service clients primarily outsource the technical support aspect of their customer service business process to us. We provide technical, "post-sales" support for our clients' products, services, and software. For example, we provide technical product support to the owners of Canon consumer products (cameras, printers, etc.) sold in Europe. We also provide non-technical customer service support for our clients, such as customer enrollments and marketing promotion support.

In 2004, in order to address the trend toward offshore help desk and BPO operations and the downward pressure on the pricing of our services, we established a multi-lingual help desk facility in Bucharest, Romania. As of December 31, 2005, this Romanian subsidiary had approximately 178 employees supporting seven different TechTeam clients. While there is increasing competition for labor within Bucharest, Romania, and the inflation rate within Romania was 9% during 2005, we believe our Romanian operation continues to provide us with the ability to manage, at a lower cost per technician, the multiple variables that affect the pricing of a multi-lingual help desk, including but not limited to: (a) language distribution, (b) hours of operation, and (c) technical skills. We anticipate that the lower cost structure in Romania is a significant asset in securing new global business from the United States, Europe, or other locations speaking French, Italian, Spanish, Russian, German, English, or languages of Eastern European countries.

In an effort to offer further value to our help desk and BPO services clients, TechTeam has invested in the development of an integrated, web-based support tool, known as the "Support Portal," that encompasses incident management, knowledge management, data analytics, self-help, and distance learning. This support offering enables end users to submit inquiries for support and to solve their incidents through access to focused knowledge articles. Allowing end users to solve their own incidents and providing them access to open incident information results in call deflection and lower total cost of ownership to the client. Our tools also provide our clients with real-time access to their project's performance statistics. This data analytic capability allows our clients to be proactive in addressing changes in their environment.

2. IT CONSULTING AND SYSTEMS INTEGRATION

Within this business segment, we provide customers with IT infrastructure (such as personal computers, printers, phone systems, networks, servers, and switches) design, development, technology deployment, and implementation services from project planning and implementation to full-scale network, server and workstation installations, and maintenance. We offer customers a wide spectrum of IT services, ranging from technology consulting, security, application integration, and storage, to application development. We follow our implementation with a full range of services ranging from maintenance, help desk, and desk side support to network monitoring in order to assist companies in managing their IT infrastructure. In 2005, we continued to expand our capabilities within this segment with the addition of TechTeam Akela SRL, which provides application development, migration, implementation, and maintenance support services to clients in Romania, France, the United Kingdom, Switzerland, Belgium, Italy, Sweden and the United States.

Through our TechTeam Cyntergy, L.L.C. subsidiary, we offer deployment, technical support, and training services to companies in the hospitality, retail, and food service industries throughout the United States. TechTeam Cyntergy employees provide on-site services to implement technology and train the customers' personnel in the use of point-of-sale and property management software.

3. GOVERNMENT TECHNOLOGY SERVICES

During the past two years, we have entered the government technology services market through the acquisition of Digital Support Corporation and Sytel, Inc. ("Sytel"). In an effort to focus our brand, we have renamed Digital Support Corporation as TechTeam Government Solutions, Inc. ("TTGSI"). The services provided in this business segment mirror the services offered in our other business segments, but are provided to various departments of the United States Government including, but not limited to, the Department of Defense, National Institutes of Health, Export-Import Bank, U.S. Geological Service, Department of Health and Human Services, and Department of Justice, and to local governmental entities in the United States, and the European Union (see information included in "Risks Inherent in Government Technology Services" located in "Item 1A -- Risk Factors").

Our purchase of Digital Support Corporation and Sytel and their corresponding past performance, contracts base, and customer relationships has provided TechTeam with a significant footprint in the government information technology services market. At December 31, 2005, this represented approximately $55.6 million in revenue, or 33.4% of our total revenue. While this provides us with a more diversified market position, it also positions us within a large and growing market segment. The U.S. Federal Government IT services market is expected to grow at a compounded annual growth rate ("CAGR") of approximately 4% over the next five years. We are seeking to take advantage of the increase of IT outsourcing occurring within the federal, state and local markets we serve through partnerships and multiple-award, task-order-based indefinite-quantity/indefinite-delivery ("IDIQ") contract opportunities that have been used extensively to meet government outsourcing demands.

The majority of our revenue from this business segment is earned through long-term contracts through which we provide either managed network services in the form of a monthly service or services on a time and materials basis. For our managed network services customers, we provide complete life cycle support for a customer's IT infrastructure ranging from their desktops to their data and voice networks. We provide design, implementation, operation, and maintenance (help desk and desk side support) services. For example, TTGSI provides systems administration support, database administration and engineering support, and other IT technical support services to a widely distributed division of the U.S. Department of Defense.

With respect to the advance enterprise solutions business, we assist our customers in the design, development, and implementation of enterprise-level technology solutions, ranging from databases and applications to enterprise portals, which seek to enable government agencies to maximize efficiency of key business processes by utilizing the internet and other advanced technologies.

4. TECHNICAL STAFFING

Our Technical Staffing business segment consists of providing on-site technical support services including help desk technicians, software developers, and network support technicians. We strive to recruit a technically proficient employee base. We enhance our employees' proficiency by providing access to technical training programs, which includes training in new technologies, advanced operating systems like Windows XP and Unix, and sophisticated applications such as Oracle. This training allows us to provide our customers with highly-skilled professionals that are trained and certified in the latest technologies. Most of our technical staffing placements are long-term assignments.

Further, our technical staffing business assists us in offering qualified employees with a diverse career path. As help desk technicians learn new technologies and utilize our internal training programs, they often migrate to technical staffing positions where they can increase their knowledge and compensation.

5. LEARNING SERVICES

We provide custom training and documentation solutions that include a wide spectrum of offerings, including computer-based training, distance learning, course catalogs, registration, instructional design consultants, customized course materials, certified trainers, evaluation options, desk side tutorials, and custom reports. We provide customized training programs for many of our customers' proprietary applications.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the United States Government. Ford accounted for 27.4% of the Company's total revenue in 2005, as compared to 37.4% in 2004 and 52.9% in 2003. The United States Government accounted for 30.0% of the Company's total revenue in 2005, as compared to 16.7% in 2004 and 0% in 2003. No single agency or department of the United States Government comprised 10% or greater of the Company's total revenue for any of these three years.

Ford Motor Company

Our business with Ford consists of help desk and desk side services, technical staffing, network management, support services provided to Volvo Car Corporation, a subsidiary of Ford, and a specific project installing personal computers subcontracted through Dell Inc. Revenue generated through our business with Ford decreased in 2005 to $45.7 million from $47.9 in 2004 and was $45.4 million in 2003.

At present, Ford is under significant financial pressures, which is reflected in Ford's long-term debt rating being lowered to "below investment grade" status by Standard & Poor's Rating Services. In order to address these financial pressures, Ford has embarked on a major restructuring plan that will reduce costs through a variety of methods, including the reduction of employees and manufacturing facilities.

On December 1, 2005, we successfully renewed the Ford Global SPOC Program, our largest single contract with Ford, for three years through November 2008. Under the Global SPOC Program, we provide a set of infrastructure support services under specific service level metrics, and we invoice Ford based upon the number of seats we support. Under the renewed contract, the standard global support model has been modified in order to satisfy Ford's requirement for a reduction in the price of the service provided, and maintain the gross margin performance of the Global SPOC Program. As a result, Ford has agreed to reduced service levels and a restructuring of our service delivery. The initial price reduction occurred on December 1, 2005; a second reduction took place in February 2006; and a third reduction will occur following the launch of a significant new project that is scheduled to launch in mid-March 2006 in the United Kingdom. This project will largely offset the revenue lost as a result of the price reductions given to Ford under the new contract.

As Ford implements its restructuring plan, we expect to see a reduction in the number of seats that we support. The number of seats supported will be determined bi-annually on December 1 and June 1 of each year. If certain contractual conditions are met, Ford and TechTeam will have the right during each six month period to request one out-of-cycle seat adjustment. Although we are unable to predict the pace of Ford's restructuring plan, we estimate that our total revenue from Ford will decline approximately 3-5% in 2006 from 2005.

We anticipate that, due to Ford's financial condition, Ford will continue to seek price concessions on services that we perform on their behalf outside of the Global SPOC Program. However, we do not believe that Ford's financial condition will otherwise affect our business with Ford or the collectibility of our accounts receivable from Ford. However, any loss of (or failure to retain a significant amount of business with) Ford or bankruptcy filing by Ford would have a material adverse effect on the Company's operating results and liquidity.

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

COMPETITION

We are engaged in a highly competitive business. While there are many companies that provide similar services, no one company dominates our industry. We frequently find ourselves competing with global IT outsourcing companies, such as IBM, EDS, and Computer Science Corporation, our customer's internal staff, and regional service providers. The markets for our services have been under significant price pressure as customers scrutinize their IT spending and globalization increases the number of low-cost providers able to provide similar services. Many of our competitors are able to provide a wider range of services through a global network of service providers; many have more resources; and many have stronger brand recognition.

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

As noted previously, we have implemented an offshore outsourcing strategy in Romania. We anticipate that our Romanian offering will enhance our overall IT outsourcing offering because of the technicians' technical and multi-lingual capabilities, which are provided at a cost that is currently appreciably lower than in the United States and Western Europe.

SALES AND MARKETING

Our sales and marketing objective is to leverage our expertise and global presence to develop long-term relationships with existing and potential clients both domestically and internationally. Our marketing and business development initiatives are designed to build stronger brand identity within our current vertical markets and the overall IT outsourcing marketplace. We believe that our client base provides excellent opportunities for further marketing and cross selling of our services. Our plans for increasing our visibility include market focused advertising, consultative personal visits with potential and existing clients, participation in market specific trade shows and seminars, speaking engagements, articles and white papers, and our website. Further we intend to invest in establishing and growing our network of channel and alliance partners who are able to sell our services in a cooperative and mutually beneficial way. Our sales force is focused on both new customer acquisition and growth of business at our existing accounts.

As we continue to diversify our business through acquisitions, we work to integrate the service offerings of our acquisitions into our global service offerings and integrate the sales forces into one integrated global sales force. Inorganic growth also may provide us the opportunity to broaden our set of service offerings, segment penetration, and industry presence.

SEASONALITY

There is limited seasonality to our business. We invoice our customers for services primarily in three different ways: as a managed service, on a time and materials basis, or on per-incident or per-call-handled basis. Approximately, 35% of our revenue is invoiced on a managed service basis where we provide a prescribed service for a monthly fee, which does not vary materially on a monthly basis. Another 36% of our services are provided on a time and materials basis, and within this revenue stream there is variation in revenue based upon the number of billable days during a quarter. We invoice approximately 25% of our revenue on a per-incident or per-call-handled basis. There are fluctuations in the call volumes received on a monthly basis depending upon the customer supported. While our customers are required to provide us with anticipated call volumes, we often are not able to reduce our labor expense to match the decline in incident and call volume. The third quarter tends to be slower than the other quarters due to the summer holiday season in Europe, particularly in Sweden, and the fourth quarter may be negatively affected by the seasonal holidays.

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

EMPLOYEES

We had a total of 2,172 employees worldwide as of December 31, 2005, comprised of 1,980 technicians and operational staff, 40 sales and marketing employees, and 152 administrative employees. Our employees, with the exception of approximately 357 employees in Europe, are not represented by a labor union and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees to be good.

EUROPEAN OPERATIONS

We service our clients in Europe through seven wholly-owned subsidiaries:
TechTeam Global Ltd., TechTeam Global NV/SA, TechTeam A.N.E. NV/SA (wholly-owned by TechTeam Global NV/SA), TechTeam Global GmbH, TechTeam Global AB, S.C. TechTeam Global SRL, and TechTeam Akela SRL. We offer services from each of our business segments in Europe. However, the majority of the revenue is currently generated in our IT Outsourcing Services segment.

TechTeam Global Ltd., TechTeam Global GmbH, and TechTeam Global AB provide Ford and its subsidiaries with help desk services and technical staffing. TechTeam Global NV/SA and S.C. TechTeam Global SRL provide our clients primarily with multi-lingual help desk support. A significant portion of our business in Europe is driven by our client base in the United States. Ford and its subsidiaries are currently the only clients of TechTeam Global GmbH and TechTeam Global AB.

A summary of our international revenue and long-lived assets is set forth in
Note 12 to our Consolidated Financial Statements in "Item 8 -- Financial Statements and Supplementary Data," which is incorporated herein by reference.

Our international business is subject to risks customarily encountered in foreign operations, including changes in a specific country or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements, and natural disasters. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar or the local currency of the subsidiary delivering the service. However, the majority of our revenue is received in same currency in which we pay our expenses. While these risks are believed to be manageable, no assurances can be given in this regard.

DISCONTINUED OPERATIONS -- LEASING

TechTeam Capital Group, L.L.C. ("Capital Group"), a subsidiary of the Company, previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from two to five years. Capital Group ceased writing new leases in March 2000 and is in the final stages of running out its lease portfolio. Our future revenue stream from contractually committed leases is expected to be inconsequential to our results of operations. The activity that remains in winding-down the leasing operation is the collection of accounts receivable, including older accounts receivable related to terminated leases. As a result, Capital Group has been presented as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Disposal or Impairment of Long-Lived Assets." Under this statement, the operating results of Capital Group are presented separately from continuing operations in the accompanying financial statements for all periods presented. Capital Group previously was reported as a separate operating segment called Leasing Operations.

During 2003, we determined that we would not be able to obtain the value previously expected from the sale of off-lease equipment inventories and that certain estimated residual values of leased equipment were overstated due to a significant decline in the fair market value of the equipment in the secondary market. In recognition of the deterioration in these market prices, we recorded non-cash charges to earnings totaling approximately $1,677,000 during 2003 to increase our reserve for inventories and residual values. No such charges were recorded in 2005 and 2004.

ITEM 1A. RISK FACTORS

FACTORS INFLUENCING FUTURE RESULTS

Because of the following factors, as well as other variables affecting our operating results which are not set forth below, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

OUR REVENUE, GROSS PROFIT, AND EXPENSES MAY SUFFER IF WE ARE NOT ABLE TO MAINTAIN OUR RELATIONSHIP WITH A LARGE AUTOMOBILE MANUFACTURER AND OTHER SIGNIFICANT CUSTOMERS FOR WHOM WE HAVE CONTRACTS UP FOR RENEWAL.

As set forth in "Item 1 -- Business," we continue to depend upon Ford and its subsidiaries for a substantial portion of our revenue. The past three years have been difficult financially for this client, and further deterioration of its financial condition could have a material adverse impact on our business as they may seek further price concessions or the termination of projects. Similarly, the loss of any significant customer or a further reduction in economic activity in the automotive industry would have a material adverse impact on our business, financial condition, and results of operations.

During 2006, we have contracts worth less than 10% of our business up for renewal. The most significant contract is the contract to provide support to Canon Europe NV, which is scheduled for renewal at the end of March 2006. We believe that we are well positioned to renew this contract due to our performance, but there can be no assurance in this regard. See also discussion of risks inherent in government technology services.

THE COMPETITIVE PRESSURES WE FACE COULD HARM OUR REVENUE, GROSS MARGIN, AND BUSINESS PROSPECTS.

We face intense competition in all of our markets and for all of our services. Many competitors have substantially greater resources, including more locations, greater financial resources, a larger client base, and greater name and brand recognition. These competitors may be willing to provide the same services that we do at a loss or at a lower gross margin in order to attain other, more lucrative business from our customers. Due to this competition, it may be difficult for us to retain our current customers or grow our revenue outside of our current customer base.

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

Moreover, the process to win new business tends to be long. Our IT outsourcing services business models require significant changes to our customers' business processes and each customer may have significant internal political difficulties with local environments giving up decentralized control of the support function. The decision makers are rarely involved in the early details of the selection process so there are often multiple sales efforts -- to the team charged with selection and then to the Chief Information Officer/Chief Executive Officer/Board -- that have to occur. Our results are dependent on our ability to successfully manage the sales process and strong competition in these markets.

WE ARE SUBJECT TO CONTRACT RISKS INHERENT IN OUR BUSINESS.

The great majority of our contracts, including our Ford Global SPOC contract, may be terminated without cause on short notice, often upon as little as 90 days' notice. Terminations and non-renewals of major contracts could have a material adverse impact upon our business, financial condition, and results of operations.

A portion of our IT outsourcing services business is billed on a managed service basis (where the fee is fixed to perform specified services) as opposed to time and materials. The onset of problems in our customers' infrastructure, such as computer viruses, may require us to deploy additional resources to solve these problems. In many instances, we would not receive any additional revenue for the work performed, thereby adversely impacting our profitability.

To the extent we provide service on a per-incident or per-minute basis, our financial performance is dependent upon the volume of service requests that we receive on the project. Some of our contracts do not contain minimum guaranteed volume, so we may not always receive enough volume to pay for our costs relating to a specific contract. Even where volume guarantees exist we may not receive enough volume to make a profit for the time period when the guarantee is enforced. Also, many of our contracts contain financial penalties for our failure to meet the contractual performance service levels. If the volume is too high, we may not be able to meet the service levels. In the United States, we are able to manage this risk through changes in our staffing, but due to labor laws, our European entities do not have as much flexibility in staffing. Due to the competitive market, we often must agree to a price for providing service based primarily on information provided to us by our prospective customer. Sometimes this information is not correct, and it is difficult to increase our price because the prospective customer has a limited budget. Our inability to estimate accurately the resources and related expenses required for the project or our failure to complete our contractual obligations in a manner consistent with their terms could materially and adversely affect our results of operations..

WE ARE SUBJECT TO RISKS INHERENT IN THE PROVISION OF TECHNOLOGY SERVICES TO GOVERNMENTAL ENTITIES.

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

Many of the systems we support involve managing and protecting information involved in the U.S. Department of Defense and other sensitive government functions. A security breach in one of these systems could cause serious harm to our business, could result in negative publicity and could prevent us from having further access to such critically sensitive systems or other similarly sensitive areas for other governmental clients. Losses that we could incur from such a security breach could exceed the policy limits that we have for "errors and omissions" insurance.

Some of our government contracts require us, and certain of our employees, to maintain security clearances. If we lose or are unable to obtain security clearances, the client can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain the required security clearances for our employees working on a particular engagement, we may not derive the revenue anticipated from the engagement, which could negatively impact our operating results.

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

We must comply with and are affected by U.S. federal government regulations relating to the formation, administration, and performance of government contracts. These regulations affect how we do business with our clients and may impose added costs on our business. Any failure to comply with applicable laws and regulations could result in contract termination, U.S. price or fee reductions or suspension or debarment from contracting with the federal government. Further, the federal government may reform its procurement practices or adopt new contracting methods relating to the General Services Administration schedule or other government-wide contract vehicles. To the extent that we are unable to successfully comply with these regulations, our Government Technology Services business could be negatively impacted.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO RECRUIT ADDITIONAL QUALIFIED PERSONNEL, OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

The success of the Company is highly dependent upon the efforts, direction, and guidance of its senior management. The only employment agreements that we currently have with the executive officers of the Company are with the President and Chief Executive Officer, the Vice President of Sales and Marketing EMEA, and Vice President of Operations EMEA. Except for Employment Agreements Relating to a Change of Control, which only apply to a change in the control of the Company, we do not have any other employment agreements with other members of our executive officer team. The loss of any of these senior executives or our inability to attract, retain, or replace key management personnel in the future, could have a material adverse effect on our business, financial condition, and results of operations.

OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

Our business involves the delivery of professional services and is very labor intensive. Our success depends in large part upon our ability to attract, develop, motivate, and retain highly skilled technical, clerical, and administrative employees. Qualified personnel, especially in Washington, D.C., Bucharest, Romania, and Gothenburg Sweden, are in high demand. Accordingly, we expect to experience increased compensation costs that may not be offset through either increased productivity or higher customer pricing. Moreover, no assurances can be given that we will be able to attract and retain sufficient numbers of qualified employees in the future, especially when we need to expand our services in a short time period. We attempt to implement a career path model where our helpdesks are located, thereby enabling our employees to move to new jobs that require higher skill levels and pay more money. Our inability to effectively implement this business model in these locations could negatively affect our employee retention rates. Our failure to attract and retain employees could have a material adverse effect on our business, financial condition, and results of operations.

IMPLEMENTATION OF OUR STRATEGY TO GROW THROUGH COMPLEMENTARY BUSINESS ACQUISITIONS IS SUBJECT TO NUMEROUS RISKS AND DIFFICULTIES.

Our business strategy includes seeking to make complementary business acquisitions. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, and manage post-closing issues such as the integration of acquired companies. Integration issues are complex, time-consuming and potentially expensive and, without proper planning and implementation, could significantly disrupt our business, including, but not limited to, the diversion of management's attention, the loss of key business and/or personnel from the acquired company, unanticipated events, legal liabilities, and dilutive effect of the issuance of additional securities, and possible impairment of intangible assets. Moreover, the financial risks continue after the integration of the company. If the implicit value of the business declines, there could be a non-cash partial or full write-off of the goodwill attributed to the acquisition. Transactions may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Any of these possible difficulties could have a material adverse effect on our business, financial condition, and results of operations.

WE ARE SUBJECT TO NUMEROUS RISKS RELATING TO OUR INTERNATIONAL OPERATIONS.

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

     - currency fluctuations, particularly in the European euro, which contribute to variations in sales of services in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

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

     - difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws; and

     -    natural and man-made disasters.

To the extent that the Company does not manage its international operations successfully, its business could be adversely affected and its revenues or earnings could be reduced.

In addition, there has been an increasing amount of political discussion and debate related to worldwide outsourcing, particularly from the United States to offshore locations. There is federal and state legislation currently pending related to this issue, and such legislation, if enacted, could potentially have an adverse effect on the Company's results of operations and financial condition.

THERE ARE SUBSTANTIAL RISKS ASSOCIATED WITH EXPANDING OUR BUSINESS INTO OFFSHORE MARKETS.

The outsourcing industry trend to move business towards offshore markets could result in excess operating capacity in the United States and Belgium, thereby increasing competition for customers. Moreover, there are no assurances that we will be able to successfully expand into and conduct business in offshore markets. The success of any offshore operation is subject to numerous contingencies, some of which are beyond management control, including general and regional economic conditions, prices for our services, competition, changes in regulation, and other risks. Any failure in our strategy could have a material adverse effect on our business, financial condition, and results of operations. See the discussion above regarding the risks associated with international operations.

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

WE ARE SUBJECT TO CURRENCY RISKS AS A RESULT OF OUR EUROPEAN OPERATIONS.

We serve an increasing number of our U.S.-based customers using helpdesks in Europe. Some of these contracts are priced in U.S. dollars, while a substantial portion of our costs are incurred in Romanian lei or the European euro. Thus, we are subject to a foreign currency exchange risk. Although we enter into contracts to limit potential foreign currency exposure, the Company does not fully hedge this exposure. As a result, our gross profit may be reduced on these contracts.

OUR INABILITY TO PROPERLY MANAGE PROJECTS AND CAPACITY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

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

With the inclusion of our Romanian helpdesk facility, we have significantly increased the amount of business that we are performing for the same customers from more than one location. Multi-site and multi-lingual delivery increases the complexity of the service provided, including but not limited to managing call volume and resources. The inability of the Company to manage the different cultures and personnel to deliver consistent quality from different sites could reduce the Company's profitability and results of operation.

Further, our work in the IT Consulting and Systems Integration business segment requires the efficient management of human resources. There is a risk that we may not have sold new business to replace projects as they are completed. Because we may not be able to maintain a steady or increasing demand for our services, we could suffer fluctuations in our revenue, the number of employees, and results of operations.

WE ARE HIGHLY DEPENDENT UPON TECHNOLOGY, AND OUR INABILITY TO KEEP UP WITH TECHNOLOGICAL ADVANCES IN OUR INDUSTRY, OR OUR FAILURE OR INABILITY TO PROTECT AND MAINTAIN OUR EXISTING SYSTEMS, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

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

OUR BUSINESS IS DEPENDENT UPON GENERAL ECONOMIC CONDITIONS, WHICH MAY AFFECT OUR FINANCIAL PERFORMANCE AND THE PRICE OF OUR COMMON STOCK.

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

RISING HEALTH CARE AND OTHER BENEFIT COSTS COULD ADVERSELY IMPACT OUR PROFITABILITY.

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

WE MAY BE SUBJECT TO RISKS ASSOCIATED WITH TERRORIST ACTS OR OTHER EVENTS BEYOND OUR CONTROL.

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to TechTeam, our employees, facilities, partners, suppliers, distributors, resellers, or customers, which could adversely impact our revenue, costs and expenses, and financial condition.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR USE OF INTELLECTUAL PROPERTY.

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

WE MAY EXPERIENCE VOLATILITY IN OUR STOCK PRICE THAT COULD AFFECT YOUR
INVESTMENT.

The price of our common stock has been, and may continue to be, highly volatile in response to various factors, many of which are beyond our control, including:

     -    the depth and liquidity of the trading market for our common stock;

     -    general economic conditions;

     -    developments in the industries or markets in which we operate;

     -    announcements by competitors;

     - actual or anticipated variations in quarterly or annual operating results;

     -    speculation in the press or investment community;

     - sales of large blocks of our common stock or sales of our common stock by insiders;

     -    regulation actions or litigation; and

     -    departures of our key personnel.

Our common stock's market price may also be affected by our inability to meet analyst and investor expectations and failure to achieve projected financial results. Any failure to meet such expectations or projected financial results, even if minor, could cause the market price of our common stock to decline. Volatility in our stock price may result in your inability to sell your shares at or above the price at which you purchased them.

In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, securities class action lawsuits frequently have been instituted against such companies following periods of volatility in the market price of such companies' securities. If any such litigation is instigated against us, it could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, results of operations, and financial condition.

CERTAIN PROVISIONS OF OUR ORGANIZATIONAL DOCUMENTS AND RIGHTS AGREEMENT, AS WELL AS APPLICABLE DELAWARE CORPORATE LAW, COULD IMPEDE AN ATTEMPT TO REPLACE OR REMOVE OUR MANAGEMENT, PREVENT THE SALE OF OUR COMPANY, OR PREVENT OR FRUSTRATE ANY ATTEMPT BY STOCKHOLDERS TO CHANGE THE DIRECTION OF OUR COMPANY, EACH OF WHICH COULD DIMINISH THE VALUE OF OUR COMMON STOCK.

Our certificate of incorporation and bylaws, each as amended and/or restated, as well as applicable Delaware corporate law, contain provisions that could impede an attempt to replace or remove our management or prevent the sale of our company that, in either case, stockholders might consider to be in their best interests. For example, our bylaws limit the ability of stockholders to call special meetings of the stockholders and establish certain advance notice procedures for nomination of candidates for election as directors and for stockholder proposals to be considered at stockholders' meetings. Our certificate of incorporation also authorizes our Board of Directors to determine the rights, preferences and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. In addition, our Board of Directors has adopted a Rights Agreement, dated May 6, 1997, as amended, that may have anti-takeover effects by delaying, deferring or preventing an unsolicited acquisition proposal, even if the proposal may be beneficial to the interests of our stockholders. Further, certain anti-takeover provisions of the Delaware General Corporation Law could make it more difficult for an unsolicited bidder to acquire us. These provisions of our certificate of incorporation and bylaws and Delaware law may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

WE MAY BECOME ENGAGED IN A PROXY CONTEST RELATING TO THE ELECTION OF OUR BOARD OF DIRECTORS, WHICH CONTEST COULD ADVERSELY AFFECT OUR BUSINESS.

Costa Brava Partnership III, L.P. ("Costa Brava"), the holder of approximately 8.8% of our outstanding shares of Common Stock, has notified us that it will be submitting a slate of seven nominees to stand for election as our board of directors. The Company's Board of Directors has announced its intention to nominate its own slate for election as our directors. As a result, the Company may be engaged in a proxy contest with respect to the election of the board of directors at its upcoming 2006 annual meeting of stockholders to be held on May 31, 2006 (the "Proxy Contest").

The uncertainty created by the Proxy Contest could be disruptive to our operations, possibly distracting management and impacting our ability to attract new customers. Further, the Board of Directors has retained the services of various professionals to assist in conducting the Proxy Contest, the costs of which are expected to impact our financial results for 2006. Moreover, if Costa Brava is successful, it could result in a default under the terms of our business loan agreements with LaSalle Bank Midwest, N.A., which we do not believe will cause the loans to become due and payable, but there can be no assurances in this regard. As a result of the foregoing, the Proxy Contest could potentially have a material adverse affect on our business, financial condition and results of operations, at least in the short term.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our world headquarters and principal executive offices are located in Southfield, Michigan. The following table sets forth certain information regarding the principal properties used by TechTeam, all of which are leased:

                                                                   LEASE TERM BEGINNING    SQUARE
     LOCATION                          FUNCTION                     AND END (MM/DD/YR)    FOOTAGE
     --------        -------------------------------------------   --------------------   -------
Southfield, MI       World Headquarters and Helpdesk Facility       11/01/93 - 06/30/11    69,840
Brussels, Belgium    European Headquarters and Helpdesk Facility    08/01/97 - 12/31/13    50,882
Dearborn, MI         Helpdesk Facility and Training Center          04/01/97 - 09/30/08    30,184
Bucharest, Romania   Helpdesk Facility                              09/01/04 - 08/31/14    30,139
Davenport, IA        Helpdesk Facility                              10/15/99 - 10/14/09    17,346
Chantilly, VA        Headquarters of Digital Support Corporation    06/12/04 - 06/30/11    17,597
Bethesda, MD         Headquarters of Sytel, Inc.                    06/01/01 - 05/31/06    17,338
Herndon, VA          Office Space                                   02/18/99 - 08/31/06    12,003
Gent, Belgium        Headquarters of TechTeam A.N.E. NV/SA          01/01/06 - 11/30/14     3,963
Portsmouth, RI       Sales and Administrative Office                06/01/01 - 05/31/09     4,200
Gothenburg, Sweden   Sales and Administrative Office                09/01/02 - 09/30/06     1,829
Germantown, MD       Sales and Administrative Office                03/01/04 - 02/28/07     1,405

We believe the facilities we occupy are well maintained and in good operating condition. We believe these locations are adequate to meet our needs for the foreseeable future. These facilities include general office space and computer training classrooms. Because some of our services are performed at client sites, the cost of maintaining multiple offices is minimized. Certain leases listed above expire during 2006 and are not expected to be renewed.

ITEM 3. LEGAL PROCEEDINGS

Costa Brava

On January 27, 2006, Costa Brava Partnership III, L.P ("Costa Brava"), owner of 8.8% of the Company's outstanding shares, filed a complaint in the State of Delaware Court of Chancery seeking to inspect certain books and records of the Company. Costa Brava subsequently filed an amended complaint seeking to inspect a broader list of the Company's books and records. The Company has answered the amended complaint stating in part that the request did not state a proper purpose for inspection, as required under Delaware law. Costa Brava does not seek monetary relief.

General

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the NASDAQ National Stock Market(R) under the symbol "TEAM." The following table sets forth the reported high and low sales prices of our common stock for the quarters indicated as reported by the NASDAQ National Stock Market(R).

  YEAR AND QUARTER      HIGH      LOW
  ----------------     ------   ------
2005
   First Quarter ...   $12.00   $ 9.82
   Second Quarter ..    15.34    10.02
   Third Quarter ...    14.99    10.75
   Fourth Quarter ..    12.76     7.50

2004
   First Quarter ...   $ 8.22   $ 6.79
   Second Quarter ..     9.45     6.63
   Third Quarter ...    10.89     8.56
   Fourth Quarter ..    10.38     8.35

The Company has never paid any dividends on its common stock and has no present intention to pay dividends in the foreseeable future. Any future decision as to payment of dividends will be made at the discretion of our Board of Directors and will depend upon our earnings, financial position, capital requirements, and such other factors as the Board of Directors deems relevant.

TechTeam had approximately 398 shareholders of record as of March 1, 2006.

The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the fourth quarter of 2005:

                                                                      TOTAL NUMBER OF      MAXIMUM NUMBER OF
                                        TOTAL NUMBER     AVERAGE    SHARES PURCHASED AS   SHARES THAT MAY YET
                                          OF SHARES    PRICE PAID     PART OF PUBLICLY     BE PURCHASED UNDER
                PERIOD                  PURCHASED(a)    PER SHARE    ANNOUNCED PROGRAMS       THE PROGRAMS
                ------                  ------------   ----------   -------------------   -------------------
October 1, 2005 to October 31, 2005         2,210        $12.36              --                    --
November 1, 2005 to November 30, 2005       4,757        $ 9.02              --                    --
December 1, 2005 to December 31, 2005       2,808        $ 9.78              --                    --

(a) All purchases of shares were made for the purpose of contributing the purchased shares to the TechTeam Global Retirement Savings Plan (one of the Company's 401(k) plans) for employer matching contributions. The purchases were not made pursuant to publicly announced plans and were made in the open market.

Information regarding the Company's equity compensation plans is contained in "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6. SELECTED FINANCIAL DATA

The following table presents information derived from our consolidated financial statements for the five years ended December 31, 2005. This information should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 -- Financial Statements and Supplementary Data." The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

                                                                  YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------
          STATEMENTS OF OPERATIONS DATA              2005         2004        2003      2002      2001
          -----------------------------            --------     --------     -------   -------   -------
                                                           (In thousands, except per share data)
Revenue
   IT outsourcing services .....................   $ 73,777     $ 74,608     $65,614   $57,675   $50,048
   Government technology services ..............     55,592       25,712       2,055     1,431     1,268
   IT consulting and systems integration .......     28,118       19,668       8,195     7,197     6,918
   Technical staffing ..........................      8,243        7,445       9,090    10,153    14,522
   Learning services ...........................        767          555         879     1,077     2,005
                                                   --------     --------     -------   -------   -------
Total revenue ..................................   $166,497     $127,988     $85,833   $77,533   $74,761
                                                   ========     ========     =======   =======   =======
Income (loss) before income taxes ..............   $  7,796     $  7,175(c)  $ 1,248   $ 2,601   $(1,519)
   Income tax provision ........................      2,402        2,547       1,438     1,483       587
                                                   --------     --------     -------   -------   -------
Income (loss) from continuing operations .......      5,394        4,628        (190)    1,118    (2,106)
   Income (loss) from discontinued operations ..         74           97        (856)      280    (1,472)
   Cumulative effect of accounting change (d) ..         --           --          --    (1,123)       --
                                                   --------     --------     -------   -------   -------
Net income (loss) ..............................   $  5,468     $  4,725     $(1,046)  $   275   $(3,578)
                                                   ========     ========     =======   =======   =======
Diluted earnings (loss) per common share
   Income (loss) from continuing operations ....   $   0.54     $   0.48     $ (0.02)  $  0.10   $ (0.20)
   Income (loss) from discontinued operations ..       0.01         0.01       (0.09)     0.03     (0.14)
   Cumulative effect of accounting change (d) ..         --           --          --     (0.10)       --
                                                   --------     --------     -------   -------   -------
   Net income (loss) per share .................   $   0.54(a)  $   0.49(b)  $ (0.10)  $  0.02   $ (0.33)
                                                   ========     ========     =======   =======   =======
Weighted average common shares and
   common share equivalents outstanding ........      9,832(e)     8,904      10,066    11,103    10,771
                                                   ========     ========     =======   =======   =======
Weighted average preferred shares outstanding ..        244(e)       690         503        --        --
                                                   ========     ========     =======   =======   =======

(a) On January 3, 2005, the Company acquired 100% of the outstanding stock of Sytel, Inc.

(b) On December 31, 2003, the Company acquired 100% of the outstanding stock of Digital Support Corporation.

(c) In the fourth quarter of 2004, the Company recorded an asset impairment charge of $485,000 related to a software asset.

(d) Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and recorded an impairment charge for goodwill related to discontinued operations.

(e) In May 2005, the holder of preferred stock converted all outstanding shares of preferred stock into 689,656 shares of common stock.

                                                        AS OF DECEMBER 31,
                                         ------------------------------------------------
          BALANCE SHEET DATA               2005       2004      2003      2002      2001
          ------------------             --------   -------   -------   -------   -------
                                                          (In thousands)
Total assets .........................   $123,010   $88,987   $77,700   $82,301   $87,121
Long-term obligations ................     14,115     1,699       408       376       805
Redeemable convertible preferred stock         --     5,000     5,000        --        --
Total shareholders' equity ...........   $ 78,240   $66,660   $60,770   $73,320   $74,570

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

OVERVIEW

TechTeam is a global provider of information technology ("IT") and business process outsourcing support services to Fortune 1000 companies, multinational companies, product providers, small and mid-size companies, and government entities.

In 2005, we furthered our business strategy of the past four years by strategically strengthening the Company's service offerings in the IT Outsourcing Services and IT Consulting and Systems Integration business segments through a combination of organic growth, acquisitions, and enhancements to our business model, and we have added government technology services as a new industry vertical through acquisition. On February 6, 2006, we announced the Company's new President and Chief Executive Officer, William C. "Chris" Brown. We expect that under Mr. Brown's leadership we will seek to accelerate and enhance (1) the drive to optimize our business delivery model; (2) the strengthening of our core business offerings and vertical expertise through organic growth and strategic and accretive acquisitions; and (3) the implementation of an aggressive sales and marketing strategy to sell the Company's services.

The overall performance of our IT Outsourcing Services business in 2005 showed a 1.1% decline in revenue from 2004 primarily due to the previously reported loss of business with DaimlerChrysler AG ("DaimlerChrysler") in the fourth quarter of 2004 and Liberty Mutual Insurance Company ("Liberty Mutual") in the first quarter of 2005. While year-over-year performance of this segment was down from 2004, we believe we made significant progress during 2005 in strengthening our IT Outsourcing Services business segment, as well as our IT Consulting and Systems Integration business segment. First, within these segments, we solidified our vertical expansion in the government technology services and retail and hospitality markets.

In government technology services, we acquired Sytel, Inc. ("Sytel") on January 3, 2005, which was a significant driver of the Company's financial performance in 2005, especially during the first three quarters of the year when it accounted for 19.9% of the Company's total revenue and 40.3% of the Company's operating income. We worked to substantially integrate TechTeam Government Solutions, Inc. (formerly known as Digital Support Corporation) and Sytel in order to maximize the value of our government technology services segment. The integration plan includes the merging of all administrative functions, joining the operational resources into four distinct business lines -- U.S. Department of Defense; civilian health care; civilian enterprise systems, and state, local and commercial services -- and enhancing the segment's sales resources and channel partners. We ended 2005 with the implementation of this plan well under way. However, we do not anticipate the financial benefit of the integration to begin to manifest until the second half of 2006 after the reduction in facilities is concluded.

We made progress in establishing the retail and hospitality industry as one of our major business vertical markets. During 2005, the systems implementation and training business performed by our TechTeam Cyntergy subsidiary was a significant contributor to the financial performance of the IT Consulting and Systems Integration business segment, as we further developed our subcontractor relationship with MICROS, Inc. and developed a new relationship with Galaxy Systems, LLC, a subsidiary of Starwood Hotels. As these services are project-based and the established projects that helped drive our performance in 2005 will be concluding during the first half of 2006, we are seeking projects with new customers to replace the anticipated decrease in revenue in 2006 from 2005.

We also significantly increased our help desk business for the retail market by adding two new, large retail customers. These two new contracts announced in the fourth quarter of 2005 are expected to represent annual revenue in excess of $6 million. The launch of one of these customers is complete, while the launch of the second, and largest, of these two customers is not expected to be completed until the end of the second quarter of 2006. Accordingly, due to the expenses related to the launch of these customers, we anticipate that these contracts will begin to be profitable over the second quarter of 2006.

Second, we have further expanded our service offerings in the IT Consulting and Systems Integration business segment through the acquisition of Akela Informatique SRL (now known as TechTeam Akela SRL, "Akela") on October 3, 2005. Akela provides application development, migration, implementation, and maintenance support services to clients in Romania, France, the United Kingdom, Switzerland, Belgium, Italy, Sweden and the United States.

Over 2005, we continued to optimize our business delivery model. Specifically, we received a three-year extension to the Ford Global SPOC Program contract in December 2005. In light of the significant price pressures faced by the Company from Ford during the contract renegotiation, we demonstrated the flexibility to redesign the program and implement significant modifications that allowed Ford to balance its need for a reduced cost of service while maintaining IT productivity and end-user satisfaction. The renewal price for the service will reduce the per seat revenue that we earn from the Global SPOC Program. However, we do not expect that the redesigned program with its reduced service levels will result in a reduction in the gross margin earned from the program at least for the foreseeable future.

We have also made significant progress in developing our Romanian help desk as a means of providing low cost multi-lingual support to new and existing customers. Inasmuch as we are able to provide lower cost help desk support in French, German, Italian, Spanish and English from Romania, we are utilizing Romania as part of a solution that blends resources from different help desk locations within the Company for existing customers that require multi-lingual support. We anticipate that this trend will continue during 2006 at a faster pace.

During 2005, we further increased our capabilities of delivering help desk solutions in a shared environment, where we support more than one customer. We deployed a shared environment for an IT support help desk where our agents provide help desk and network support for multiple customers. We also have implemented a strategy to provide our shared support environment for pharmaceutical companies in the electronic data capture of their drug trials from three sites -- Southfield, Michigan; Brussels, Belgium; and Bucharest, Romania. As this business has significant quality and documentation requirements, we have developed integrated and detailed processes that enable us to provide consistent repeatable service while maximizing the efficiency of our operations.

We also developed a methodology necessary to optimize our delivery of help desk services together with other IT services. During 2005, we successfully launched desk side support services for a major business unit of Deere & Co. As a result of the additional IT support business within Deere, we have been able to move our help desk resources that have substantial expertise in the Deere environment to new positions within Deere. This enables us to provide our resources with career advancement and to replace them with less expensive resources. We will continue to strongly pursue this SPOC business model within our existing customer base and in our new sales efforts.

The optimization of our operating model is constantly evolving due to intense global competition. The effects of this intense competition can be seen in Romania. Over the past year, a number of companies, including outsourcing competitors, have decided to open call centers in Bucharest. As a result of the increased competition for multi-lingual resources, we expect our labor costs to continue to increase at a rate greater than the Company experiences in other regions. In an effort to address this risk, we are evaluating other regions within Romania to establish new operations. Further, we are evaluating expansion to the Far East in an effort to expand our multi-lingual capabilities and to provide English language services at a lower cost.

During 2005, we embarked on a sales and marketing strategy that focused on enhancing our sales force and pursuing relationships with other companies to help sell our services. With the four contracts announced in the fourth quarter, we began to see some additional traction from our added sales force and our channel partners. However, we are concerned about the slowed growth in Europe, where despite good growth in the business from a revenue perspective, we did not sign any significant conracts with any new customers in Europe during 2005. We look to aggressively increase our partnerships with other companies during 2006 or later. However, our sales cycle remains lengthy and we may not see the benefits of our efforts until the second half of 2006. Furthermore, to the extent that we are successful in obtaining large IT Outsourcing customers during the year, our experience indicates that there is a lag time between the launch of the project and when it produces a profit, the length of which is dependent upon the size of the customer and the project's launch schedule.

Further, in our competitive business lines, we are faced with continued price pressure from our customers and inflationary pressures relating primarily to labor. In the global market for help desk and BPO services, large customers have pricing power as they have a number of vendors who present different value propositions based upon different delivery models (e.g., shared vs. dedicated desk) and locations from which they provide service (e.g., United States vs. Romania). We have begun to see increased competition for labor in a few of our markets, including Romania and Sweden. In Romania during 2005, the general inflation rate was 9%, and the local currency appreciated in value against the European euro. Taken with the increased number of companies vying for the same labor, the increase in labor costs has exceeded our expectations. However, our turnover rates remain lower than industry standards, and we do not believe that these inflationary pressures will have a material impact on our financial performance in 2006.

Our global operational strategy requires us to blend resources from multiple locations around the world to deliver efficient services for our customers. We must rely on sophisticated technology in order to run multi-site projects. In 2005, we launched our global human resource management tool. We started in 2005, and will continue in 2006, to implement a new generation phone switch that will better enable us to manage the help desk call volume among our different locations. We must continue to invest in our technology to enable us to optimize our operational performance.

RECENT DEVELOPMENTS

As mentioned previously, William C. ("Chris") Brown replaced William F. Coyro, Jr. as our President and Chief Executive Officer on February 16, 2006.

Costa Brava Partnership III, L.P., an owner of 8.8% of the outstanding common stock of the Company, has notified us that it will be submitting a slate of seven nominees to stand for election to the Company's board of directors. The Company has announced its intention to nominate its own state and to contest Costa Brava's slate. We have retained the services of appropriate professionals to assist us in this potential proxy contest. As a result, we anticipate incurring an unknown level of expense that will impact the Company's financial performance in the first and second quarters of 2006.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004


                                              YEAR ENDED DECEMBER 31,
                                              -----------------------    INCREASE       %
                                                  2005       2004       (DECREASE)   CHANGE
                                                --------   --------     ----------   ------
                                                         (In thousands)
REVENUE
   IT outsourcing services ................     $ 73,777   $ 74,608      $  (831)    (1.1)%
   Government technology services .........       55,592     25,712       29,880       116%
   IT consulting and systems integration ..       28,118     19,668        8,450      43.0%
   Technical staffing .....................        8,243      7,445          798      10.7%
   Learning services ......................          767        555          212      38.2%
                                                --------   --------      -------
TOTAL REVENUE .............................     $166,497   $127,988      $38,509      30.1%
                                                ========   ========      =======

The majority of the overall revenue growth of 30.1% to $166.5 million in 2005, from $128.0 million in 2004, is attributable to growth in government technology services from our acquisition of Sytel, and growth in IT consulting and systems integration services from TechTeam Cyntergy, which provides deployment, training, and implementation services to companies in the hospitality, retail, food service, and other industries throughout the United States. Revenue growth was also favorably impacted by our acquisition of Akela on October 3, 2005, and having a full year of activity from TechTeam A.N.E. ("A.N.E."), which we acquired on May 13, 2004. Excluding the acquisitions of Sytel, Akela, and A.N.E. for both periods, total revenue increased 3.1% to $127.7 million in 2005, from $123.9 million in 2004, primarily due to the aforementioned revenue growth from IT consulting and systems integration services, which was partially offset by decreases in revenue from IT outsourcing services and government technology services, as more fully discussed below.

IT Outsourcing Services

Revenue from our IT outsourcing services decreased 1.1% to $73.8 million in 2005, from $74.6 million in 2004, as a result of 24.1% revenue growth from our blended service delivery solution in Belgium and Romania, offset by a decline in revenue from IT outsourcing services of 13.0% in the United States. The growth in Belgium and Romania is primarily due to customer contracts launched in 2005. The decrease in revenue in the United States is due to the decline in revenue from the loss of business from DaimlerChrysler and Liberty Mutual Insurance Company ("Liberty Mutual"), which was partially offset by new customer contracts. Revenue in 2005 also declined from 2004 from a decrease in global IT outsourcing revenue from Ford of 4.6% to $37.4 million in 2005, from $39.2 million for the comparable period in 2004. Revenue from Ford decreased primarily due to a reduction in the number of seats supported as Ford continues to restructure its operations and reduce its worldwide workforce. Please refer to our discussion of Ford in the "Overview" section of MD&A.

Although our IT outsourcing revenue in the United States declined from 2004, we recently announced that the Company has signed contracts with four major companies to provide specialized IT support services. The estimated aggregate value of the contracts is approximately $21 million over the three-year length of each contract. The Company began providing services to these customers during the fourth quarter of 2005, with the last phase of the largest program launch expected to be completed during the second quarter of 2006. Once these programs are fully launched, the vast majority of our Southfield, Michigan, facility will be utilized.

Government Technology Services

Revenue from government technology services increased 116% to $55.6 million in 2005, from $25.7 million in 2004, due to our acquisition of Sytel on January 3, 2005. Excluding Sytel, revenue from government technology services decreased 4.0% to $24.7 million in 2005, from $25.7 million in 2004, due to a decrease in equipment resales of $2.9 million from the absence of a large sale that occurred in the third quarter of 2004. Excluding Sytel and equipment resales, revenue from government technology services increased 9.2% from the comparable period in 2004 primarily from additional business with existing customers.

Although revenue grew substantially in 2005, revenue from this business segment decreased 17.6% in the fourth quarter of 2005, from the third quarter of 2005, due to the previously reported loss of a contract at Sytel with the United States Department of State (see "Note 3 -- Acquisitions" contained in "Item 8 -- Financial Statements and Supplementary Data"). Revenue from this contract was $4.57 million in 2005.

IT Consulting and Systems Integration Services

Revenue from IT consulting and systems integration increased 43.0% to $28.1 million in 2005, from $19.7 million in 2004, due to revenue growth at TechTeam Cyntergy and our acquisition of A.N.E. on May 13, 2004. Excluding A.N.E. for both periods, revenue from IT consulting and systems integration increased 36.9% to $21.3 million in 2005, from $15.5 million in 2004, primarily due to additional business from new and existing customers at TechTeam Cyntergy. As the services provided by TechTeam Cyntergy are project-based and the established projects that helped drive our performance in 2005 will be concluding during the first half of 2006, we are seeking projects with new customers to replace the anticipated decrease in revenue in 2006 from 2005.

Geographic Discussion

Total revenue generated in the United States increased 34.2% to $116.5 million in 2005, from $86.8 million in 2004, due to our acquisition of Sytel. Excluding revenue contributed by Sytel, revenue generated in the United States decreased 1.7% to $85.4 million in 2005, from $86.8 million in 2004, primarily due to the decline in revenue from DaimlerChrysler and Liberty Mutual, which was partially offset by new customer contracts in IT outsourcing services and revenue growth in IT consulting and systems integration services from TechTeam Cyntergy.

Revenue generated in Europe increased 21.4% to $50.0 million in 2005, from $41.2 million in 2004, primarily due to growth in business in Belgium and Romania from new customer contracts, and our acquisitions of A.N.E and Akela. Excluding revenue contributed by A.N.E and Akela., revenue generated in Europe increased 14.4% to

$42.4 million in 2005, from $37.0 million in 2004. If revenue in Europe for each quarter in 2005 were translated into U.S. dollars at the average exchange rate for each comparable quarter in 2004, reported revenue would be reduced by approximately $143,000. Since most of the Company's international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on net income is considerably less than the estimated impact on revenue and is not material. Although the impact of exchange rate fluctuations did not have a significant affect on reported revenue for 2005, the estimated impact on revenue was significant on a quarter-by-quarter basis. Reported revenue in the first and second quarters of 2005 was favorably affected by approximately $1.38 million, while reported revenue in the third and fourth quarters of 2005 was negatively affected by approximately $1.24 million, most of which occurred in the fourth quarter as the U.S. dollar strengthened relative to the European euro and, to a lesser extent, the British pound sterling and Swedish kroner.

                                                      YEAR ENDED DECEMBER 31,
                                              ---------------------------------------
                                                     2005                 2004
                                              ------------------   ------------------
                                                          GROSS                GROSS     INCREASE       %
                                               AMOUNT   MARGIN %    AMOUNT   MARGIN %   (DECREASE)   CHANGE
                                              -------   --------   -------   --------   ----------   ------
                                                            (In thousands, except percentages)
GROSS PROFIT
   IT outsourcing services ................   $18,399     24.9%    $19,560     26.2%     $(1,161)    (5.9)%
   Asset impairment loss ..................        --       --        (485)                 (485)    (100)%
                                              -------              -------               -------
      Total IT outsourcing services .......    18,399     24.9%     19,075     25.6%        (676)    (3.5)%
   Government technology services .........    15,948     28.7%      6,749     26.2%       9,199      136%
   IT consulting and systems integration ..     5,915     21.0%      3,358     17.1%       2,557     76.1%
   Staffing ...............................     1,622     19.7%      1,301     17.5%         321     24.7%
   Learning services ......................       199     25.9%        104     18.7%          95     91.3%
                                              -------              -------               -------
TOTAL GROSS PROFIT ........................   $42,083     25.3%    $30,587     23.9%     $11,496     37.6%
                                              =======              =======               =======

Consistent with revenue, the majority of the overall gross profit growth of 37.6% to $42.1 million in 2005, from $30.6 million in 2004, is attributable to growth in government technology services from our acquisition of Sytel, and growth in IT consulting and systems integration services from TechTeam Cyntergy. Gross profit growth was also favorably impacted by our acquisition of Akela on October 3, 2005, and having a full year of activity from TechTeam A.N.E., which we acquired on May 13, 2004. Excluding the acquisitions of Sytel, Akela, and A.N.E. for both periods, total gross profit increased 8.0% to $32.4 million in 2005, from $30.0 million in 2004, primarily due to revenue growth from IT consulting and systems integration services and government technology services, which was partially offset by decreases in revenue from IT outsourcing services, as more fully discussed below.

IT Outsourcing Services

Gross profit from IT outsourcing services decreased 3.5% to $18.4 million in 2005, from $19.1 million in 2004. Gross margin (defined as gross profit divided by revenue) from IT outsourcing services decreased to 24.9% in 2005, from 25.6% in 2004. In 2004, gross profit includes an asset impairment charge related to certain software that would not be utilized to deliver services to our customers or be used for any other purpose. Excluding the asset impairment charge, gross margin decreased to 24.9% in 2005 from 26.2% in 2004. The decrease in gross profit and gross margin is a result of the aforementioned decline in revenue from DaimlerChrysler and Liberty Mutual in the United States and lower gross profit and gross margin on our Ford business in Europe. The resulting underutilization of our facility in Southfield, Michigan, resulting from the loss of business from DaimlerChrysler and Liberty Mutual negatively impacted our gross margin. These declines were partially offset by growth and margin improvement from our blended service delivery solution in Belgium and Romania and from our Ford business in the United States.

Government Technology Services

Gross profit from government technology services increased 136% to $15.9 million in 2005, from $6.75 million in 2004. Gross margin from government technology services increased to 28.7% in 2005, from 26.2% in 2004. The increase in gross profit is primarily due to our acquisition of Sytel and new business from existing customers. The increase in gross margin is primarily due to our acquisition of Sytel, more revenue from higher margin service projects, and the absence in 2005 of a large volume of lower margin equipment resales that occurred in 2004. Excluding Sytel, gross profit from government technology services increased 12.1% to $7.57 million in 2005, and gross margin increased to 30.7% from 26.2%. Excluding Sytel and equipment resales for both periods, gross profit from government technology services increased 14.6% to $7.33 million in 2005, from $6.39 million in 2004, and gross margin increased to 32.7% from 31.2%.

Although gross profit, like revenue, grew substantially in 2005, gross profit from this business segment decreased 16.5% in the fourth quarter of 2005, from the third quarter of 2005, due to the previously reported loss of a contract at Sytel with the United States Department of State.

IT Consulting and Systems Integration Services

Gross profit from IT consulting and systems integration increased 76.1% to $5.92 million in 2005, from $3.36 million in 2004. Gross margin from IT consulting and systems integration increased to 21.0% in 2005, from 17.1% in 2004. The increase in gross profit and gross margin was primarily due to additional business from new and existing customers at TechTeam Cyntergy and, to a lesser extent, our acquisition of A.N.E. Excluding the gross profit contributed by A.N.E., gross profit increased 74.7% to $4.88 million in 2005, from $2.79 million in 2004, and gross margin increased to 22.9% from 18.0%. As discussed, we expect revenue from TechTeam Cyntergy to decrease in 2006 as certain projects will slow or be completed during the spring and summer, and gross profit is expected to decline accordingly.

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------    INCREASE       %
                                                       2005      2004       (DECREASE)   CHANGE
                                                     -------   -------      ----------   ------
                                                               (In thousands)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense ..      $34,892   $24,040       $10,852      45.1%
Net interest income ...........................      $   390   $   719       $  (329)    (45.8)%
Foreign currency transaction gain (loss) ......      $   215   $   (91)      $   306      (336)%
Income tax provision ..........................      $ 2,402   $ 2,547       $  (145)     (5.7)%

Selling, general, and administrative ("SG&A") expense increased 45.1% to $34.9 million, or 21.0% of total revenue in 2005, from $24.0 million, or 18.8% of total revenue in 2004. This increase of approximately $10.9 million in SG&A expense can be primarily attributed to: (1) the acquisitions of Sytel, A.N.E., and Akela ($7.07 million), (2) costs related to the Company's compliance with
Section 404 of the Sarbanes-Oxley Act of 2002 ($1.30 million), (3) deployment of a new global human capital management system ($733,000), and (4) a favorable adjustment made to the Company's fourth quarter 2004 results related to Michigan Single Business Tax, which had the effect of making the Company's 2004 SG&A expense appear less than it would otherwise have been ($387,000). Other increases resulted from fees related to the replacement of the Company's chief executive officer and the search for other management positions, additional personnel and facility costs associated with the establishment of the Company's permanent facility in Romania, reinstatement of the Company's 401(k) plan matching contribution in November 2004, and higher sales commissions and other sales and marketing expenses from the expansion of our North American sales force. These increases were partially offset by lower expense in 2005 under the Company's incentive compensation plans as certain performance targets were not met.

In 2006, we expect SG&A expense to remain near the 2005 level of 21% of revenue as we continue to invest in our global sales and marketing capabilities, we invest in technology infrastructure including a new telecommunications system, and we undertake efforts to expand the technical certifications of the Company and its employees in areas such as the Information Technology Infrastructure Library ("ITIL"). We also expect to incur an unknown level of expense related to the proxy contest for control of the Company's Board of Directors.

As noted above, we incurred approximately $1.3 million in 2005 related to the Company's compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to certify our system of internal control over financial reporting and disclosure. We expect to incur between $800,000-$1.0 million of expense in 2006 to continue our compliance efforts with this section of the Sarbanes-Oxley Act. These costs may increase if it is determined that significant efforts will be required to remediate control deficiencies that may be identified from time to time. In addition, significant time and effort of management is required.

Net interest income decreased to $390,000 in 2005, from $719,000 in 2004, as a result of the Company borrowing $15.0 million on January 3, 2005 under a term loan to partially finance the acquisition of Sytel, and reduced interest income from cash and cash equivalents being held as collateral for the term loan in a non-interest-bearing account.

Foreign currency transaction gain (loss) increased to a gain of $215,000 in 2005 from a loss of $(91,000) in 2004, primarily due to the U.S. dollar strengthening relative to the European euro and British pound sterling in 2005, whereas the U.S. dollar weakened relative to those currencies in 2004. Furthermore, the Company had a higher level of foreign assets denominated in U.S. dollars in 2005 than 2004.

In 2005, the consolidated effective tax rate of 30.8% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the utilization of foreign tax loss carryforwards. In 2004, the consolidated effective tax rate of 35.5% differs from the statutory tax rate of 34% primarily due to state income taxes and the unfavorable tax effect of providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain foreign tax jurisdictions. These items are partially offset by recognizing a favorable tax benefit from the expected recovery of taxes paid in prior years and a change in estimate regarding the Company's tax liabilities for prior years.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------    INCREASE       %
                                                   2004       2003      (DECREASE)   CHANGE
                                                 --------   -------     ----------   ------
                                                         (In thousands)
REVENUE
   IT outsourcing services ................      $ 74,608   $65,614      $ 8,994      13.7%
   Government technology services .........        25,712     2,055       23,657      1151%
   IT consulting and systems integration ..        19,668     8,195       11,473       140%
   Technical staffing .....................         7,445     9,090       (1,645)    (18.1)%
   Learning services ......................           555       879         (324)    (36.9)%
                                                 --------   -------      -------
TOTAL REVENUE .............................      $127,988   $85,833      $42,155      49.1%
                                                 ========   =======      =======

Revenue from our IT outsourcing services increased 13.7% to $74.6 million in 2004, from $65.6 million in 2003, primarily due to growth at our Belgian and Swedish subsidiaries, and the strengthening of the European euro, British pound sterling, and Swedish kroner relative to the U.S. dollar. These increases were partially offset by a contractual price reduction granted to Ford effective August 1, 2004. Revenue from IT consulting and systems integration increased 140% to $19.7 million in 2004, from $8.20 million in 2003, due to our acquisitions of DSC and A.N.E. and additional business from new and existing customers at TechTeam Cyntergy. Excluding revenue contributed by DSC and A.N.E., IT consulting and systems integration revenue increased 28.3% to $10.5 million in 2004, from $8.20 million in 2003. Revenue from technical staffing decreased 18.1% to $7.45 million in 2004, from $9.09 million in 2003, primarily due to staffing reductions in the United States that were partially offset by additional business received in Europe. The increase in revenue from government technology services was attributable to our acquisition of DSC on December 31, 2003.

Revenue generated in the United States increased 49.8% to $86.8 million in 2004, from $58.0 million in 2003, due to our acquisition of DSC. Excluding revenue contributed by DSC, revenue generated in the United States increased 1.2% to $58.7 million in 2004, from $58.0 million in 2003, primarily due to additional business from new and existing customers, which was partially offset by a contractual price reduction to Ford effective August 1, 2004, and reduced volumes from established and stable help desks.

Revenue generated in Europe increased 47.8% to $41.2 million in 2004, from $27.9 million in 2003, primarily due to growth in business at our Belgian and Swedish subsidiaries, our acquisition of A.N.E., and the strengthening of European currencies relative to the U.S. dollar, which were partially offset by the contractual price reduction to Ford. Excluding revenue contributed by A.N.E., revenue generated in Europe increased 32.9% to $37.0 million in 2004, from $27.9 million in 2003. If revenue in Europe for 2004 was translated at the average exchange rate for 2003, reported revenue would have been reduced by approximately $3.45 million in 2004. Within Europe, revenue from our Belgian operation increased 62.9% to $27.3 million in 2004, from $16.8 million in 2003, primarily due to additional business from new customers, the strengthening of the European euro relative to the U.S. dollar, and our acquisition of A.N.E. Excluding revenue contributed by A.N.E., revenue generated from our Belgian operation increased 38.3% to $23.2 million in 2004, from $16.8 million in 2003. If revenue from our Belgian operation in 2004 was translated at the average exchange rate for 2003, reported revenue would have been reduced by approximately $2.10 million in 2004. Since most of the Company's international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit and operating income is considerably less than the estimated impact on revenue.

                                                      YEAR ENDED DECEMBER 31,
                                              ---------------------------------------
                                                     2004                 2003
                                              ------------------   ------------------
                                                          GROSS                GROSS     INCREASE       %
                                               AMOUNT   MARGIN %    AMOUNT   MARGIN %   (DECREASE)   CHANGE
                                              -------   --------   -------   --------   ----------   ------
                                                            (In thousands, except percentages)
GROSS PROFIT
   IT outsourcing services ................   $19,560     26.2%    $13,627     20.8%     $ 5,933      43.5%
   Asset impairment loss ..................      (485)                  --                  (485)
                                              -------              -------               -------
      Total IT outsourcing services .......    19,075     25.6%     13,627     20.8%       5,448      40.0%
   Government technology services .........     6,749     26.2%        534     26.0%       6,215      1164%
   IT consulting and systems integration ..     3,358     17.1%      1,871     22.8%       1,487      79.5%
   Staffing ...............................     1,301     17.5%      1,789     19.7%        (488)    (27.3)%
   Learning services ......................       104     18.7%         63      7.2%          41      65.1%
                                              -------              -------               -------
TOTAL GROSS PROFIT ........................   $30,587     23.9%    $17,884     20.8%     $12,703      71.0%
                                              =======              =======               =======

Gross profit from our IT outsourcing services increased 40.0% to $19.1 million in 2004, from $13.6 million in 2003. Gross margin from IT outsourcing services increased to 25.6% in 2004, from 20.8% in 2003. The increases in gross profit and gross margin from IT outsourcing services were primarily due to realization of operational efficiencies from re-aligning our cost structure, expanding our help desk capabilities in Europe, and increased business with new and existing customers, which were partially offset by an asset impairment charge of $485,000 related to customization costs for certain software that we determined would not be utilized to deliver services to our customers or be used for any other purpose. As there are no expected future cash flows related to the customization, we recorded an impairment charge representing the net book value of these costs. Excluding the impairment charge, gross margin from IT outsourcing services increased to 26.2% in 2004, from 20.8% in 2003. This improvement in gross margin was also partially offset by the impact of reductions in revenue under our Ford contract, as discussed above. Based on historical trends, we estimate that the combination of a reduced price per seat and the reduced number of seats being supported on our Ford contract reduced our gross margin on IT outsourcing services by 70-90 basis points and our overall gross margin by 40-60 basis points in 2004.

Gross profit from IT consulting and systems integration increased 79.5% to $3.36 million in 2004, from $1.87 million in 2003. Gross margin from IT consulting and systems integration decreased to 17.1% in 2004, from 22.8% in 2003. The increase in gross profit and decrease in gross margin was primarily due to our acquisitions of DSC and A.N.E. and lower margin hardware sales of $3.96 million at these subsidiaries. Excluding the total gross profit contributed by DSC and A.N.E., gross profit increased 44.3% to $2.70 million, from $1.87 million in 2003, and gross margin increased to 25.7% in 2004, from 22.8% in 2003, primarily due to additional business from new and existing customers at TechTeam Cyntergy.

The increase in gross profit from government technology services of $6.22 million to $6.75 million in 2004, from $534,000 in 2003, is attributable primarily to our acquisition of DSC on December 31, 2003. Gross margin from government technology services of 26.2% in 2004 was negatively impacted by lower margin hardware sales of $5.22 million. Excluding these hardware sales, gross margin from government technology services increased to 31.2% in 2004 from 26.0% in 2003.

Gross profit from technical staffing decreased 27.3% to $1.30 million in 2004, from $1.79 million in 2003, which is consistent with the decrease in technical staffing revenue.

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------    INCREASE       %
                                                       2004      2003       (DECREASE)   CHANGE
                                                     -------   -------      ----------   ------
                                                            (In thousands)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense ..      $24,040   $18,695       $ 5,345       28.6%
Net interest income ...........................      $   719   $ 1,139       $  (420)     (36.9)%
Foreign currency transaction gain .............      $   (91)  $   920       $(1,011)    (109.9)%
Income tax provision ..........................      $ 2,547   $ 1,438       $ 1,109       77.1%

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

Foreign currency transaction gain (loss) decreased to a loss of $(91,000) in 2004 from a gain of $920,000 in 2003, primarily due to the U.S. dollar weakening relative to the European euro and British pound sterling to a greater extent in 2003 than in 2004 and lower foreign-denominated balances subject to transaction gains and losses in 2004 than in 2003.

In 2004, the consolidated effective tax rate of 35.5% differs from the statutory tax rate of 34% primarily due to state income taxes and the unfavorable tax effect of providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain foreign tax jurisdictions. These items are partially offset by recognizing a favorable tax benefit from the expected recovery of taxes paid in prior years and a change in estimate regarding the Company's tax liabilities for prior years. In 2003, the consolidated effective tax rate of 115% differs from the statutory rate primarily due to the unfavorable tax effect of providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain foreign tax jurisdictions and the existence of nondeductible expenses.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the United States Government. Ford accounted for 27.4% of the Company's total revenue in 2005, as compared to 37.4% in 2004 and 52.9% in 2003. The United States Government accounted for 30.0% of the Company's total revenue in 2005, as compared to 16.7% in 2004 and 0% in 2003. No single agency or department of the United States Government comprised 10% or greater of the Company's total revenue for all periods presented.

Ford Motor Company

Our business with Ford consists of help desk services, technical staffing, network management, support services provided to Volvo Car Corporation, a subsidiary of Ford, and a specific project installing personal computers subcontracted through Dell Inc. Ford's long-term debt rating was lowered to "below investment grade" status by Standard & Poor's Rating Services on May 5, 2005, and was downgraded further on March 13, 2006, by Fitch Ratings Services. At this time, we do not expect this downgrade to negatively affect our business with Ford or the collectibility of our accounts receivable from Ford. However, any loss of (or failure to retain a significant amount of business with) Ford or bankruptcy filing by Ford would have a material adverse effect on the collectibility of our accounts receivable from Ford and the Company's operating results and liquidity.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123R, "Share-Based Payment," which replaces SFAS 123 and supersedes APB 25. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123R is effective for awards that are granted, modified, or settled in periods beginning after December 15, 2005, or the Company's fiscal year beginning January 1, 2006. The Company will adopt SFAS 123R on January 1, 2006. As we use the fair value method of accounting under the original provisions of SFAS 123 for pro forma disclosure purposes, we are also required to apply the provisions of SFAS 123R in recognizing compensation cost for any portion of awards granted or modified after December 15, 1994, that are not yet vested at the date SFAS 123R is adopted. Adoption of SFAS 123R will result in approximately $18,000 of aggregate compensation expense, net of tax, in fiscal years subsequent to 2005 for non-vested stock options outstanding at December 31, 2005. However, to the extent the Company grants additional stock options in future periods, the Company's compensation expense in future periods will increase.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $34.8 million at December 31, 2005, as compared to $40.4 million at December 31, 2004. Cash and cash equivalents decreased $5.68 million in 2005 primarily due to $5.93 million in cash used to acquire Sytel (net of debt borrowings of $15.0 million used to finance the acquisition), $7.12 million in payments to reduce long-term debt, $3.67 million in cash used for capital expenditures, and $1.20 million in payments to the former shareholders of DSC, partially offset by $11.0 million in cash provided by operations and $3.01 million in proceeds from the issuance of common stock upon exercise of stock options.

Cash provided by operations of $11.0 million in 2005 was generated primarily by income prior to non-cash charges for depreciation and amortization of $11.0 million and increased 9.7% from $10.0 million in 2004, primarily due to an increase in net income.

We experienced a significant increase in accounts receivable and accounts payable during 2005, due to our acquisition of Sytel. Under various task order contracts with the United States Department of Homeland Security ("DHS"), Sytel serves as the prime contractor and Electronic Data Systems Corporation ("EDS") serves as its subcontractor. EDS performs in excess of 95% of the work under the contract and creates the invoices, which Sytel forwards to the DHS. Under the subcontract agreement between Sytel and EDS, Sytel does not pay EDS' invoices until Sytel receives payment from the DHS. As a result, there has been an increase in our accounts receivable and accounts payable but a minimal impact on cash flow.

Long-term cash requirements, other than for normal operating expenses, are anticipated for the continued expansion in Europe and possibly the Far East, enhancements of existing technologies, possible repurchases of our common stock, additional consideration that is or may become payable to the selling shareholders of Sytel, DSC, A.N.E., and Akela if specific performance conditions and operating targets are met in 2005-2007, possible global expansion activities, the possible payment of Company dividends, and the possible acquisition of businesses complementary to the Company's existing businesses. We believe that positive cash flows from operations, together with existing cash balances, will continue to be sufficient to meet our ongoing operational requirements for the next twelve months and foreseeable future. We have historically not paid dividends.

MATERIAL COMMITMENTS

The Company has the following contractual obligations outstanding at December 31, 2005:

                                                   OPERATING
MATURITIES OF CONTRACTUAL OBLIGATIONS      DEBT      LEASES
-------------------------------------    -------   ---------
Less than one year....................   $    --    $ 4,530
1-3 years.............................        --     11,423
4-5 years.............................    10,937      4,818
Thereafter............................        --      3,052
                                         -------    -------
Total.................................   $10,937    $23,823
                                         =======    =======

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with United States generally accepted accounting principles ("GAAP"). The preparation of these consolidated financial statements under GAAP requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates including those related to uncollectible accounts receivable, contingent liabilities, revenue recognition, goodwill, and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. Management believes that our critical accounting policies that require more significant judgments and estimates in the preparation of our consolidated financial statements are revenue recognition, deferred income taxes, accounts receivable, goodwill impairment, long-lived assets and identifiable intangible asset impairment, and business combinations.

REVENUE RECOGNITION:

Under all situations, revenue is not recognized until earned, which is when persuasive evidence of an arrangement exists, services have been provided, the revenue terms are fixed and determinable, and collectibility is reasonably assured.

We earn revenue under our IT outsourcing services operating segment under one of the following four models: (1) time and material contracts under which we bill an agreed rate for each help desk agent based on the number of units (i.e., hours or days) the individual agent worked during the month; (2) per-transaction contracts under which we bill an agreed rate per incident or call handled during a month or per minute for the length of the telephone call for the incident; (3) fixed monthly fee contracts under which we agree to provide all of the agreed-upon scheduled services on a monthly basis for a fixed monthly fee; and
(4) per-seat contracts under which we agree to provide agreed-upon scheduled services for a monthly fee that is determined by multiplying the number of users supported at the customer by the monthly per-seat fee. Within the IT outsourcing services operating segment, greater than 99% of our services are delivered as a "monthly service" and not over multiple periods. We also refer to our fixed-fee and per-seat contracts as "managed service" contracts. Many of our contracts that we bill on a per-transaction basis contain a minimum monthly fee, which is derived by multiplying the agreed-upon forecast of anticipated incidents by an agreed-upon minimum percentage. Under this arrangement, we receive a minimum revenue amount for having committed to provide a specific level of staff to support the services projected during a month. Since we invoice the customer for the minimum fee and do not reduce future billings, we recognize the minimum fee as revenue in the month in which the incidents are below the customer's minimum forecast. Incident resolution usually occurs in the same month that incidents are reported. Under our managed service contracts, we generally do not incur material costs in a future month to complete a service obligation that arose in a prior month. In those instances where our service obligation is not complete for a month and we expect to incur more than immaterial costs in a future month, we will defer an amount of revenue that represents the fair value of that service obligation.

Revenue from all other services that we provide under our other operating segments -- government technology services, IT consulting and systems integration, technical staffing, and learning services -- may be categorized into two primary types: time and material and fixed price. For the year ended December 31, 2005, approximately 66% of the Company's revenue in these business segments were time and material and 27% were fixed price (a substantial majority of which are fixed price level of effort contracts).

Revenue is recognized under time and materials contracts as time is spent at hourly rates, which are negotiated with the customer, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue is recognized under the majority of fixed price contracts, which are predominantly level of effort contracts, using the cost-to-cost method for all services provided. In addition, we evaluate contracts for multiple deliverables, which may require the segmentation of each deliverable into separate accounting units for proper revenue recognition.

Our contracts with agencies of the U.S. federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. From time to time the Company may proceed with work on unfunded portions of existing contracts based on customer direction pending finalization and signing of formal funding documents. All revenue recognition is deferred during periods in which funding is not received. Allowable contract costs incurred during such periods are deferred if the receipt of funding is assessed as probable. In evaluating the probability of funding being received, we consider our previous experience with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as incurred.

We recognize revenue under cost-based U.S. federal government contracts based on allowable contract costs, as mandated by the federal government's cost accounting standards. The costs the Company incurs under federal government contracts are subject to regulation and audit by certain agencies of the federal government. Contract cost disallowances, resulting from government audits, have not historically been significant.

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

Our experience with delinquent accounts was adversely impacted by the bankruptcy of three customers in the third and fourth quarters of 2003. One customer was a former reseller of our leased equipment related to our discontinued operations, one customer was related to our IT outsourcing services business segment, and one customer was indebted to the Company as a result of a note receivable acquired with our acquisition of certain assets of Cyntergy Corporation in 2001. We are not aware of major financial difficulties at any major customer and do not anticipate large uncollectible accounts in the future. However, Ford's long-term debt rating was lowered to "below investment grade" status by Standard & Poor's Rating Services during 2005, and was downgraded further on March 13, 2006, by Fitch Ratings Services. At this time, we do not expect this downgrade to negatively affect our business with Ford or the collectibility of our accounts receivable from Ford. However, any bankruptcy filing by Ford would have a material adverse effect on the collectibility of our accounts receivable from Ford and the Company's operating results and liquidity.

GOODWILL IMPAIRMENT:

Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired, and has a carrying amount of approximately $22.1 million and $4.77 million at December 31, 2005 and 2004, respectively. The majority of the increase in goodwill in 2005 was related to the acquisitions of Sytel and Akela in January and October 2005, respectively.

We completed our annual impairment analyses at October 1, 2005 and 2004, noting no indications of impairment for any of our reporting units. At December 31, 2005, there have been no events or circumstances that would indicate an impairment test should be performed sooner than our annual test as of October 1, 2006.

LONG-LIVED ASSETS AND IDENTIFIABLE INTANGIBLE ASSET IMPAIRMENT:

The carrying amount of long-lived assets and identifiable intangible assets was approximately $19.7 million and $12.5 million at December 31, 2005 and 2004, respectively. The majority of the increase in 2005 was related to the acquisitions of Sytel and Akela in January and October 2005, respectively.

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived and identifiable intangible assets may warrant revision or that the remaining balances may not be recoverable. When factors or events indicate that such costs should be evaluated for possible impairment, we estimate the undiscounted cash flows of the assets over their remaining lives to evaluate whether the costs are recoverable. Such events could include, but are not limited to, the loss of a significant customer or contract, decreases in U.S. federal government funding of certain programs, or other similar events.

In the fourth quarter of 2004, we determined that customization costs for certain software related to our help desk operations would not be utilized to deliver services to our customers or be used for any other purpose. Since we expected no future cash flows related to the customization, we recorded an impairment loss of $485,000 in our IT outsourcing services operating segment, which represented the net book value of these costs. We did not record an impairment loss in any other period presented.

BUSINESS COMBINATIONS:

We apply the provisions of SFAS No. 141, "Business Combinations," whereby the net tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves significant estimates and management judgment that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date. Costs incurred related to successful business combinations are capitalized as costs of business combinations, while costs incurred by us for unsuccessful or terminated acquisition opportunities are expensed when we determine that such opportunities will no longer be pursued. Costs incurred related to probable business combinations are deferred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to market exposure from changes in foreign currency exchange rates. We do not have any material market risk related to interest rates as our debt obligations have fixed interest rates. We are subject to the risk of changes in foreign currency exchange rates due to our global operations as we provide services in the United States and Europe. As a result, our financial results and position could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we provide services.

Our operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies; specifically the European euro, British pound sterling, Swedish kroner, and Romanian lei. As currency exchange rates change, translation of the statements of operations of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally. Also, certain of our trade receivables at our international subsidiaries are denominated in currencies other than the local currency of the TechTeam entity that delivers the service. As currency exchange rates change, our operating results will be affected by foreign currency transaction gains or losses on the receivable balance until it is collected. We generally do not enter into derivatives or similar instruments to manage the Company's exposure to fluctuations in exchange rates related to trade receivables. However, in December 2004, we entered into a foreign currency option contract for certain receivables. Under the option contract, we were entitled to sell an aggregate of $2,300,000 (notional amount) in monthly transactions through December 2005, at our option, and purchase euros at a fixed exchange rate. We did not purchase any euros under the contract during 2005. We do not enter into derivatives or similar instruments for trading or speculative purposes.

At December 31, 2005 and 2004, our net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $15.6 million and $16.6 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $1.56 million and $1.66 million at December 31, 2005 and 2004, respectively. Approximately $1.45 million and $866,000 of our trade receivables at our international subsidiaries at December 31, 2005 and 2004, respectively, are denominated in currencies other than the local currency of the TechTeam entity that delivers the service. The potential loss on trade receivables from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $145,000 and $87,000 at December 31, 2005 and 2004, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates yet exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of TechTeam Global, Inc. and Subsidiaries are included in this Item 8:

                                                                            PAGE
                                                                            ----
Management Report on Internal Control over Financial Reporting...........    35
Report of Independent Registered Public Accounting Firm -- Internal
   Control over Financial Reporting......................................    35
Report of Independent Registered Public Accounting Firm -- Financial
   Statements............................................................    37
Consolidated Statements of Operations -- Years Ended December 31, 2005,
   2004, and 2003........................................................    38
Consolidated Statements of Comprehensive Income (Loss) -- Years Ended
   December 31, 2005, 2004, and 2003.....................................    39
Consolidated Balance Sheets -- As of December 31, 2005 and 2004..........    40
Consolidated Statements of Shareholders' Equity -- Years Ended
   December 31, 2005, 2004, and 2003.....................................    42
Consolidated Statements of Cash Flows -- Years Ended December 31, 2005,
   2004, and 2003........................................................    43
Notes to the Consolidated Financial Statements...........................    44

The following financial statement schedule of TechTeam Global, Inc. and Subsidiaries is included pursuant to the requirements of Item 15(c):

Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004, and 2003

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission and for which the information is not already included in the financial statements are not required under the related instructions or are not applicable and, therefore, have been omitted.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, with the participation of our chief executive officer, chief financial officer, and chief accounting officer, assessed the effectiveness of our internal control over financial reporting based on the framework in "Internal Control--Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework"). Management excluded from its assessment the internal control over financial reporting of Sytel, Inc., which we acquired January 3, 2005. As of and for the year ended December 31, 2005, total assets of $35.8 million and total revenue of $31.1 million included in the consolidated financial statements of the Company were subject to Sytel, Inc.'s internal control over financial reporting. Based on our assessment under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TechTeam Global, Inc.

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that TechTeam Global, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TechTeam Global, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sytel, Inc., which is included in the 2005 consolidated financial statements of TechTeam Global, Inc. and constituted $35.8 million and $23.2 million of total and net assets, respectively, as of December 31, 2005, and $31.1 million and $1.62 million of revenue and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at Sytel, Inc., which TechTeam Global, Inc. acquired on January 3, 2005. Our audit of internal control over financial reporting of TechTeam Global, Inc. also did not include an evaluation of the internal control over financial reporting of Sytel, Inc.

In our opinion, management's assessment that TechTeam Global, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TechTeam Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 financial statements of TechTeam Global, Inc. and our report dated March 14, 2006 expressed an unqualified opinion thereon.

                                        /s/ Ernst & Young LLP

Detroit, Michigan
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders TechTeam Global, Inc.

We have audited the accompanying consolidated balance sheets of TechTeam Global, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechTeam Global, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TechTeam Global, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

                                        /s/ Ernst & Young LLP

Detroit, Michigan
March 14, 2006

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                                          YEAR ENDED DECEMBER 31,
                                                                      ------------------------------
                                                                        2005       2004       2003
                                                                      --------   --------   --------
REVENUE
   IT outsourcing services ........................................   $ 73,777   $ 74,608   $65,614
   Government technology services .................................     55,592     25,712     2,055
   IT consulting and systems integration ..........................     28,118     19,668     8,195
   Technical staffing .............................................      8,243      7,445     9,090
   Learning services ..............................................        767        555       879
                                                                      --------   --------   -------
TOTAL REVENUE .....................................................    166,497    127,988    85,833
                                                                      --------   --------   -------
COST OF SERVICES DELIVERED
   Cost of services delivered .....................................    124,414     96,916    67,949
   Asset impairment loss ..........................................         --        485        --
                                                                      --------   --------   -------
TOTAL COST OF SERVICES DELIVERED ..................................    124,414     97,401    67,949
                                                                      --------   --------   -------
GROSS PROFIT ......................................................     42,083     30,587    17,884
   Selling, general, and administrative expense ...................     34,892     24,040    18,695
                                                                      --------   --------   -------
OPERATING INCOME (LOSS) ...........................................      7,191      6,547      (811)
   Net interest income ............................................        390        719     1,139
   Foreign currency transaction gain (loss) .......................        215        (91)      920
                                                                      --------   --------   -------
INCOME FROM BEFORE INCOME TAXES ...................................      7,796      7,175     1,248
   Income tax provision ...........................................      2,402      2,547     1,438
                                                                      --------   --------   -------
INCOME (LOSS) FROM CONTINUING OPERATIONS ..........................      5,394      4,628      (190)
   Income (loss) from discontinued operations, net of tax provision
      (credit) of $46 in 2005, $50 in 2004, and $(1,028) in 2003 ..         74         97      (856)
                                                                      --------   --------   -------
NET INCOME (LOSS) .................................................   $  5,468   $  4,725   $(1,046)
                                                                      ========   ========   =======
BASIC EARNINGS (LOSS) PER COMMON SHARE
   Income (loss) from continuing operations .......................   $   0.55   $   0.49   $ (0.02)
   Income (loss) from discontinued operations .....................       0.01       0.01     (0.09)
                                                                      --------   --------   -------
   Net income (loss) per common share .............................   $   0.56   $   0.51   $ (0.10)
                                                                      ========   ========   =======
BASIC EARNINGS PER PREFERRED SHARE
   Income from continuing operations ..............................   $   0.55   $   0.49   $    --
   Income from discontinued operations ............................       0.01       0.01        --
                                                                      --------   --------   -------
   Net income per preferred share .................................   $   0.56   $   0.51   $    --
                                                                      ========   ========   =======
DILUTED EARNINGS (LOSS) PER COMMON SHARE
    Income (loss) from continuing operations ......................   $   0.54   $   0.48   $ (0.02)
    Income (loss) from discontinued operations ....................       0.01       0.01     (0.09)
                                                                      --------   --------   -------
    Net income (loss) per common share ............................   $   0.54   $   0.49   $ (0.10)
                                                                      ========   ========   =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   AND COMMON SHARE EQUIVALENTS OUTSTANDING
   Basic--common ..................................................      9,508      8,660    10,066
   Basic--preferred ...............................................        244        690       503
   Diluted--common ................................................      9,832      8,904    10,066

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                      (In thousands, except per share data)

                                                        YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                        2005     2004      2003
                                                      -------   ------   -------
NET INCOME (LOSS), AS SET FORTH IN THE CONSOLIDATED
   STATEMENTS OF OPERATIONS .......................   $ 5,468   $4,725   $(1,046)
OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation adjustment ........    (3,277)   2,193       526
                                                      -------   ------   -------
COMPREHENSIVE INCOME (LOSS) .......................   $ 2,191   $6,918   $  (520)
                                                      =======   ======   =======

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                  DECEMBER 31,
                                                              -------------------
                           ASSETS                               2005       2004
                           ------                             --------   --------
CURRENT ASSETS
   Cash and cash equivalents ..............................   $ 34,756   $ 40,436
   Accounts receivable (less allowances of $757 and $912
      at December 31, 2005 and 2004, respectively) ........     43,696     28,888
   Prepaid expenses and other .............................      2,467      2,288
   Deferred income taxes ..................................        141         --
   Net current assets of discontinued operations ..........        130         97
                                                              --------   --------
   TOTAL CURRENT ASSETS ...................................     81,190     71,709
                                                              --------   --------

PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
   Computer equipment and office furniture ................     23,577     22,768
   Software ...............................................     12,885     11,545
   Leasehold improvements .................................      5,047      4,822
   Transportation equipment ...............................        425        321
                                                              --------   --------
                                                                41,934     39,456
   Less -- Accumulated depreciation and amortization ......    (33,871)   (31,074)
                                                              --------   --------
   NET PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE ........      8,063      8,382
                                                              --------   --------

OTHER ASSETS
   Goodwill ...............................................     22,104      4,768
   Intangible assets, net .................................     11,213      3,672
   Other ..................................................        440        456
                                                              --------   --------
   TOTAL OTHER ASSETS .....................................     33,757      8,896
                                                              --------   --------
TOTAL ASSETS ..............................................   $123,010   $ 88,987
                                                              ========   ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                          DECEMBER 31,
                                                                       ------------------
                LIABILITIES AND SHAREHOLDERS' EQUITY                     2005       2004
                ------------------------------------                   --------   -------
CURRENT LIABILITIES
   Accounts payable ................................................   $ 12,753   $ 3,707
   Accrued payroll, related taxes, and withholdings ................     10,020     7,485
   Accrued expenses ................................................      7,248     2,217
   Accrued income taxes ............................................        331       644
   Deferred revenue ................................................        303     1,380
   Other current liabilities .......................................         --       195
                                                                       --------   -------
   TOTAL CURRENT LIABILITIES .......................................     30,655    15,628
                                                                       --------   -------

LONG-TERM LIABILITIES
   Long-term debt ..................................................     10,937        --
   Deferred income taxes ...........................................      2,614     1,285
   Other long-term liabilities .....................................        564       414
                                                                       --------   -------
   TOTAL LONG-TERM LIABILITIES .....................................     14,115     1,699
                                                                       --------   -------

REDEEMABLE CONVERTIBLE PREFERRED STOCK, 4,310,344 and 5,000,000
   shares authorized, 0 and 689,656 shares issued and outstanding
   at December 31, 2005 and 2004, respectively .....................         --     5,000
                                                                       --------   -------

SHAREHOLDERS' EQUITY
   Common stock, $0.01 par value, 45,000,000 shares authorized,
      9,943,262 and 8,767,037 shares issued and outstanding
      at December 31, 2005 and 2004, respectively ..................         99        88
   Additional paid-in capital ......................................     69,148    59,437
   Unamortized deferred compensation ...............................       (866)     (533)
   Retained earnings ...............................................     10,261     4,793
   Accumulated other comprehensive income (loss) ...................       (402)    2,875
                                                                       --------   -------
   TOTAL SHAREHOLDERS' EQUITY ......................................     78,240    66,660
                                                                       --------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................   $123,010   $88,987
                                                                       ========   =======

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                                                               ACCUMULATED
                                                       ADDITIONAL    UNAMORTIZED                  OTHER           TOTAL
                                              COMMON     PAID-IN      DEFERRED     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                               STOCK     CAPITAL    COMPENSATION   EARNINGS   INCOME (LOSS)       EQUITY
                                              ------   ----------   ------------   --------   -------------   -------------
BALANCE AT JANUARY 1, 2003 ................    $107     $ 71,943       $  --       $ 1,114       $   156        $ 73,320
   Proceeds from issuance of shares
      under stock option plans ............       1          543          --            --            --             544
   Common stock issued directors ..........      --           52          --            --            --              52
   Purchase of common stock ...............     (20)     (12,525)         --            --            --         (12,545)
   Net loss for 2003 ......................      --           --          --        (1,046)           --          (1,046)
   Foreign currency translation
      adjustment ..........................      --           --          --            --           526             526
   Other ..................................      --          (81)         --            --            --             (81)
                                               ----     --------       -----       -------       -------        --------
BALANCE AT DECEMBER 31, 2003 ..............      88       59,932          --            68           682          60,770
   Proceeds from issuance of shares
      under stock option plans ............       3        1,384          --            --            --           1,387
   Common stock issued to directors .......      --           65          --            --            --              65
   Purchase of common stock ...............      (3)      (2,741)         --            --            --          (2,744)
   Issuance of restricted stock ...........      --          533        (533)           --            --              --
   Net income for 2004 ....................      --           --          --         4,725            --           4,725
   Foreign currency translation
      adjustment ..........................      --           --          --            --         2,193           2,193
   Other ..................................      --          264          --            --            --             264
                                               ----     --------       -----       -------       -------        --------
BALANCE AT DECEMBER 31, 2004 ..............      88       59,437        (533)        4,793         2,875          66,660
   Proceeds from issuance of shares
      under stock option plans ............       4        3,030          --            --            --           3,034
   Common stock issued to directors .......      --           70          --            --            --              70
   Issuance of restricted stock ...........      --          440        (440)           --            --              --
   Conversion of preferred stock into
      common stock ........................       7        4,993          --            --            --           5,000
   Equity instruments issued in
      connection with acquisitions ........      --          842          --            --            --             842
   Amortization of deferred compensation ..      --           --         107            --            --             107
   Net income for 2005 ....................      --           --          --         5,468            --           5,468
   Foreign currency translation
      adjustment ..........................      --           --          --            --        (3,277)         (3,277)
   Other ..................................      --          336          --            --            --             336
                                               ----     --------       -----       -------       -------        --------
BALANCE AT DECEMBER 31, 2005 ..............    $ 99     $ 69,148       $(866)      $10,261       $  (402)       $ 78,240
                                               ====     ========       =====       =======       =======        ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                        YEAR ENDED DECEMBER 31,
                                                                     -----------------------------
                                                                       2005       2004      2003
                                                                     --------   -------   --------
OPERATING ACTIVITIES
   Net income (loss) .............................................   $  5,468   $ 4,725   $ (1,046)
   Other adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation ............................................      3,670     4,369      3,826
         Amortization ............................................      1,819       478        793
         Non-cash expense related to stock options and issuance
            of common stock and restricted common stock ..........        513       329        150
         Provision (credit) for deferred income taxes ............       (809)    1,186        (21)
         Provision (credit) for uncollectible accounts ...........       (286)      220        600
         Other ...................................................         39        12          8
         Changes in operating assets and liabilities-
            Accounts receivable ..................................     (4,867)   (4,172)    (3,957)
            Prepaid expenses and other assets ....................        (21)     (779)      (408)
            Accounts payable .....................................      1,475      (102)       340
            Accrued payroll, related taxes, and withholdings .....      1,096     2,383        342
            Refundable and accrued income taxes ..................       (671)     (368)     2,389
            Deferred revenue .....................................     (1,132)      624        273
            Accrued expenses and other liabilities ...............      4,726        33       (426)
         (Income) loss from discontinued operations ..............        (74)      (97)       856
         Net operating cash flow from discontinued operations ....         65     1,193      4,593
                                                                     --------   -------   --------
      Net cash provided by operating activities ..................     11,011    10,034      8,312
                                                                     --------   -------   --------
INVESTING ACTIVITIES
   Purchases of property, equipment, and software ................     (3,669)   (2,465)    (4,353)
   Cash paid for acquisitions, net of cash acquired ..............    (25,232)   (1,036)    (6,504)
   Purchases of securities available for sale ....................         --        --    (15,163)
   Proceeds from sales of securities available for sale ..........         --        --     21,655
   Other .........................................................         --        --         49
   Net investing cash flow from discontinued operations ..........         --        --         21
                                                                     --------   -------   --------
      Net cash used in investing activities ......................    (28,901)   (3,501)    (4,295)
                                                                     --------   -------   --------
FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt ......................     18,033        --         --
   Proceeds from issuance of common stock ........................      3,006     1,387        544
   Payments on long-term debt ....................................     (7,122)     (885)        --
   Purchase of Company common stock ..............................         --    (2,744)   (12,545)
   Proceeds from issuance of preferred stock .....................         --        --      4,820
   Net financing cash flow from discontinued operations ..........        (11)     (219)      (468)
                                                                     --------   -------   --------
      Net cash provided by (used in) financing activities ........     13,906    (2,461)    (7,649)
                                                                     --------   -------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS .....     (1,696)    1,169       (608)
                                                                     --------   -------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................     (5,680)    5,241     (4,240)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...................     40,436    35,195     39,435
                                                                     --------   -------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR .........................   $ 34,756   $40,436   $ 35,195
                                                                     ========   =======   ========


                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND BASIS OF PRESENTATION:

TechTeam Global, Inc. ("TechTeam" or the "Company" or "we") is a global provider of information technology and business process outsourcing support services to Fortune 1000 companies, multinational companies, product providers, small and mid-size companies, and government entities. TechTeam also offers other services, including technology deployment and migration services, consulting, systems integration, training, and technical staffing. TechTeam provides support services globally through our wholly-owned subsidiaries: TechTeam Global NV/SA and its subsidiary TechTeam A.N.E. NV/SA; TechTeam Global Ltd.; TechTeam Global GmbH; TechTeam Global AB; S.C. TechTeam Global SRL; TechTeam Akela SRL; TechTeam Cyntergy, L.L.C.; Digital Support Corporation; Sytel, Inc.; and TechTeam Asia Pacific (Private) Ltd. Our other wholly-owned subsidiary is TechTeam Capital Group, L.L.C. ("Capital Group"), an equipment leasing business that is winding down its operations and which has been presented as a discontinued operation in the accompanying consolidated financial statements for all periods presented (see Note 15).

The consolidated financial statements include the accounts of TechTeam Global, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates. Our significant estimates include realization of deferred tax assets, reserves for uncollectible accounts receivable, and assumptions used in testing goodwill and other long-lived assets for impairment.

CASH AND CASH EQUIVALENTS:

Cash includes both interest bearing and non-interest bearing deposits, which are available on demand. Cash equivalents include all liquid investments with maturities of three months or less when purchased, including money market funds held at banks and other financial institutions.

In connection with our credit agreement with LaSalle Bank, N.A. (formerly known as Standard Federal Bank, N.A.), outstanding borrowings are collateralized by a compensating balance cash deposit required to be held at the bank equal to the amount of any outstanding borrowings. At December 31, 2005, the Company held compensating balance cash deposits totaling $11,200,000 under the agreement. There were no borrowings or compensating balance cash deposits outstanding at December 31, 2004.

ACCOUNTS RECEIVABLE:

We periodically review our accounts receivable balances for collectibility based on a combination of historical experience and existing economic conditions. The definition of "delinquent accounts" is based on the governing contractual terms. Delinquent accounts and balances are reserved when we determine they are more likely than not to become uncollectible. Most of our customers are large, well-capitalized entities. We do not require collateral and generally do not charge interest on past due balances.

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

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, we estimate the undiscounted cash flows of the long-lived assets over their remaining lives to evaluate whether the costs are recoverable. In the fourth quarter of 2004, we determined that customization costs for certain software related to our help desk operations would not be utilized to deliver services to our customers or be used for any other purpose. Since we expect no future cash flows related to the customization, we recorded an impairment loss of $485,000 in our IT outsourcing services operating segment, which represented the net book value of these costs. We did not record an impairment loss in any other period presented.

GOODWILL AND OTHER INTANGIBLE ASSETS:

On October 3, 2005 we acquired all of the outstanding capital stock of Akela Informatique SRL. The goodwill resulting from the acquisition has been assigned to our IT consulting and systems integration operating segment.

On January 3, 2005, we acquired all of the outstanding capital stock of Sytel, Inc. ("Sytel"). On December 31, 2003, we acquired all of the outstanding capital stock of Digital Support Corporation ("DSC"). The goodwill resulting from the acquisitions of Sytel and DSC has been assigned to our government technology services operating segment.

On May 13, 2004, TechTeam Global NV/SA, the Company's wholly-owned subsidiary in Belgium, completed the acquisition of all of the outstanding stock of Advanced Network Engineering NV/SA ("A.N.E."). The goodwill resulting from the acquisition has been assigned to our IT consulting and systems integration operating segment.

Goodwill is not amortized, but instead is subject to an annual impairment test on October 1. In connection with the Company's goodwill impairment evaluation, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units. The Company determines the estimated fair value of each reporting unit and compares it to the carrying amount of the reporting unit. As a result of this comparison, there was no indication that the reporting units' fair values were less than their carrying values and, therefore, we did not record an impairment loss in any period presented.

In the future, to the extent the carrying amount of a reporting unit exceeds the fair value of a reporting unit, an indication would exist that a reporting unit's goodwill may be impaired, and the Company would be required to perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation in an acquisition. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Changes in the carrying amount of goodwill consist of the following:

                                                                        IT
                                             IT       GOVERNMENT    CONSULTING
                                        OUTSOURCING   TECHNOLOGY   AND SYSTEMS
                                         SERVICES      SERVICES    INTEGRATION    TOTAL
                                        -----------   ----------   -----------   -------
                                                         (In thousands)
Balance as of January 1, 2003 .......       $371        $    --       $   --     $   371
   Goodwill acquired ................         --          1,728           --       1,728
                                            ----        -------       ------     -------
Balance as of December 31, 2003 .....        371          1,728           --       2,099
   Goodwill acquired ................         --          2,102          512       2,614
   Effect of exchange rate changes ..         --             --           55          55
                                            ----        -------       ------     -------
Balance as of December 31, 2004 .....        371          3,830          567       4,768
   Goodwill acquired ................         --         15,840        1,567      17,407
   Effect of exchange rate changes ..         --             --          (71)        (71)
                                            ----        -------       ------     -------
Balance as of December 31, 2005 .....       $371        $19,670       $2,063     $22,104
                                            ====        =======       ======     =======

Other intangible assets consist of the following:

                                DECEMBER 31, 2005       WEIGHTED       DECEMBER 31, 2004       WEIGHTED
                             ----------------------     AVERAGE     ----------------------     AVERAGE
                                        ACCUMULATED   MORTIZATION              ACCUMULATED   MORTIZATION
                               COST    AMORTIZATION      PERIOD       COST    AMORTIZATION      PERIOD
                             -------   ------------   -----------   -------   ------------   -----------
                                 (In thousands)                         (In thousands)
Customer-related assets...   $12,644      $2,448       7.8 years     $4,583       $911        8.8 years
Noncompete agreement......       901         187       4.3 years         --         --            --
Trademark and name........       392          89       3.9 years         --         --            --
                             -------      ------                     ------       ----
                             $13,937      $2,724                     $4,583       $911
                             =======      ======                     ======       ====

Intangible assets acquired in a business combination are recognized only if such assets arise from a contractual or other legal right and are separable, that is, capable of being sold, transferred, licensed, rented, or exchanged. Intangible assets acquired in a business combination that do not meet these criteria are considered a component of goodwill. The useful life of amortizable intangible assets is determined based on the period from which we expect to realize cash flows from these assets and considers, among other items, ability and cost to renew contracts with similar terms and conditions and historical customer retention rates.

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

Our expected amortization expense for intangible assets held at December 31, 2005 is as follows: $2,005,000 for 2006, $1,916,000 for 2007, $1,910,000 for
2008, $1,630,000 for 2009, and $1,483,000 for 2010.

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

We earn revenue under our IT outsourcing services operating segment under one of the following four models: (1) time and material contracts under which we bill an agreed rate for each help desk agent based on the number of units (i.e., hours or days) the individual agent worked during the month; (2) per-transaction contracts under which we bill an agreed rate per incident or call handled during a month or per minute for the length of the telephone call for the incident; (3) fixed monthly fee contracts under which we agree to provide all of the agreed-upon scheduled services on a monthly basis for a fixed monthly fee; and
(4) per-seat contracts under which we agree to provide agreed-upon scheduled services for a monthly fee that is determined by multiplying the number of users supported at the customer by the monthly per-seat fee. Within the IT outsourcing services operating segment, greater than 99% of our services are delivered as a "monthly service" and not over multiple periods. We also refer to our fixed-fee and per-seat contracts as "managed service" contracts. Many of our contracts that we bill on a per-transaction basis contain a minimum monthly fee, which is derived by multiplying the agreed-upon forecast of anticipated incidents by an agreed-upon minimum percentage. Under this arrangement, we receive a minimum revenue amount for having committed to provide a specific level of staff to support the services projected during a month. Since we invoice the customer for the minimum fee and do not reduce future billings, we recognize the minimum fee as revenue in the month in which the incidents are below the customer's minimum forecast. Incident resolution usually occurs in the same month that incidents are reported. Under our managed service contracts, we generally do not incur material costs in a future month to complete a service obligation that arose in a prior month. In those instances where our service obligation is not complete for a month and we expect to incur more than immaterial costs in a future month, we will defer an amount of revenue that represents the fair value of that service obligation.

Revenue from all other services that we provide under our other operating segments -- government technology services, IT consulting and systems integration, technical staffing, and learning services -- may be categorized into two primary types: time and material and fixed price. For the year ended December 31, 2005, approximately 66% of the Company's revenue in these business segments were time and material and 27% were fixed price (a substantial majority of which are fixed price level of effort contracts).

Revenue is recognized under time and materials contracts as time is spent at hourly rates, which are negotiated with the customer, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue is recognized under the majority of fixed price contracts, which are predominantly level of effort contracts, using the cost-to-cost method for all services provided. In addition, we evaluate contracts for multiple deliverables, which may require the segmentation of each deliverable into separate accounting units for proper revenue recognition.

Our contracts with agencies of the U.S. federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. From time to time the Company may proceed with work on unfunded portions of existing contracts based on customer direction pending finalization and signing of formal funding documents. All revenue recognition is deferred during periods in which funding is not received. Allowable contract costs incurred during such periods are deferred if the receipt of funding is assessed as probable. In evaluating the probability of funding being received, we consider our previous experience with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as incurred.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We recognize revenue under cost-based U.S. federal government contracts based on allowable contract costs, as mandated by the federal government's cost accounting standards. The costs the Company incurs under federal government contracts are subject to regulation and audit by certain agencies of the federal government. Contract cost disallowances, resulting from government audits, have not historically been significant.

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

                                                                 YEAR ENDED DECEMBER 31,
                                                               ---------------------------
                                                                 2005      2004      2003
                                                               -------   -------   -------
                                                                (In thousands, except per
                                                                       share data)
Reported net income (loss) .................................   $ 5,468   $ 4,725   $(1,046)
Add: Total stock-based compensation expense included
   in reported net income (loss), net of tax ...............       117        43        43
Deduct: Total stock-based compensation expense determined
   under the fair value method for all awards, net of tax ..    (1,247)   (1,073)     (468)
                                                               -------   -------   -------
Pro forma net income (loss) ................................   $ 4,338   $ 3,695   $(1,471)
                                                               =======   =======   =======
Basic earnings (loss) per common share:
   As reported .............................................   $  0.56   $  0.51   $ (0.10)
   Pro forma ...............................................   $  0.44   $  0.40   $ (0.15)
Diluted earnings (loss) per common share:
   As reported .............................................   $  0.54   $  0.49   $ (0.10)
   Pro forma ...............................................   $  0.43   $  0.39   $ (0.15)

The fair value of stock-based compensation was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for options granted in 2003 through 2005: risk-free interest rates of 1.21% to 4.52%; weighted average volatility factor of the expected market price of our common stock of 39% in 2005, 53% in 2004, and 52% in 2003; and weighted average expected life of 3.1 years in 2005, 3.4 years in 2004, and 4.0 years in 2003. Pro forma compensation cost is generally recognized on an accelerated basis.

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123R, "Share-Based Payment," which replaces SFAS 123 and supersedes APB 25. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123R is effective for awards that are granted, modified, or settled in periods beginning after December 15, 2005, or the Company's fiscal year beginning January 1, 2006. The Company will adopt SFAS 123R on January 1, 2006. As we use the fair value method of accounting under the original provisions of SFAS 123 for pro forma disclosure purposes, we are also required to apply the provisions of SFAS 123R in recognizing compensation cost for any portion of awards granted or modified after December 15, 1994, that are not yet vested at the date SFAS 123R is adopted. Adoption of SFAS 123R will result in approximately $18,000 of aggregate compensation expense, net of tax, in fiscal years subsequent to 2005 for non-vested stock options outstanding at December 31, 2005. However, to the extent the Company grants additional stock options in future periods, the Company's compensation expense in future periods will increase.

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

No provision has been made with respect to approximately $7,400,000 of undistributed earnings of foreign subsidiaries at December 31, 2005, since we consider these earnings to be permanently reinvested.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

At December 31, 2005, the Company's financial instruments consists of accounts receivable, accounts payable, and notes payable. The carrying values of these financial instruments approximate their fair values due to their short maturity periods, market interest rates, or quoted market prices for equivalent instruments.

Certain of our trade receivables are denominated in currencies other than the local currency of the TechTeam entity that delivers the service. In December 2004, we entered into a foreign currency option contract to manage the Company's exposure to fluctuations in the exchange rate between the U.S. dollar and European euro. Under the option contract, we were entitled to sell an aggregate of $2,300,000 (notional amount) in monthly transactions through December 2005, at our option, and purchase euros at a fixed exchange rate. We did not purchase any euros under the contract during 2005. We do not enter into derivatives or similar instruments for trading or speculative purposes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense totaled $176,000 in 2005, $20,000 in 2004, and $8,000 in 2003. Cash paid for income taxes totaled $3,720,000 in 2005, $1,260,000 in 2004, and $546,000 in 2003.

RECLASSIFICATIONS:

Certain reclassifications have been made to our 2004 and 2003 financial statements in order to conform to the 2005 financial statement presentation.

NOTE 2 -- EARNINGS PER SHARE

Earnings per share is computed using the two-class method as required by SFAS No. 128, "Earnings Per Share." The two-class method is an earnings allocation formula that determines earnings per share separately for common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Between April 2003 and May 2005, the Company had outstanding redeemable convertible preferred stock, which was a participating security under SFAS 128. The redeemable convertible preferred stock had rights to undistributed earnings, but was not required to participate in net losses of the Company. As a result, the entire loss from continuing operations and net loss for 2003 were allocated to common shareholders. In May 2005 through a series of transactions, the holder of the Company's preferred stock converted all 689,656 shares of preferred stock into an equal number of shares of unregistered Company common stock and sold those shares in the open market pursuant to rules and regulations of the United States Securities and Exchange Commission.

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

During 2005 and 2004, 134,000 and 506,400 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company's common stock for the respective year. During 2003, 1,213,018 stock options were excluded from the computation of diluted earnings per common share due to the net loss for the year.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 -- EARNINGS PER SHARE (continued)

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for income (loss) from continuing operations:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2005     2004      2003
                                                            ------   ------   -------
                                                            (In thousands, except per
                                                                   share data)
Income (loss) from continuing operations ................   $5,394   $4,628   $  (190)
Less -- Income from continuing operations allocated to
   preferred shareholders ...............................      135      342        --
                                                            ------   ------   -------
Income (loss) from continuing operations available to
   common shareholders ..................................   $5,259   $4,286   $  (190)
                                                            ======   ======   =======
Basic weighted average common shares ....................    9,508    8,660    10,066
Common stock equivalents from stock options .............      324      244        --
                                                            ------   ------   -------
Diluted weighted average common shares ..................    9,832    8,904    10,066
                                                            ======   ======   =======
Weighted average preferred shares .......................      244      690       503
                                                            ======   ======   =======
Earnings (loss) per share from continuing operations
   Basic earnings (loss) per common share ...............   $ 0.55   $ 0.49   $ (0.02)
   Basic earnings per preferred share ...................   $ 0.55   $ 0.49   $    --
   Diluted earnings (loss) per common share .............   $ 0.54   $ 0.48   $ (0.02)

NOTE 3 -- ACQUISITIONS

AKELA INFORMATIQUE SRL

On October 3, 2005, TechTeam Global, Inc. completed the acquisition of all of the outstanding stock of Akela Informatique SRL ("Akela") for 2,450,000 European euro (1 European euro = $1.203 on October 3, 2005) in cash, shares of TechTeam common stock equal to 250,000 European euro, and acquisition costs of approximately $141,000. The aggregate purchase price was paid at closing except that 135,000 European euro were paid in January 2006 and 135,000 European euro is payable in October 2006, provided there are no claims asserted by us based upon the representations and warranties of the sellers in the Share Purchase Agreement. In addition to the initial purchase price, the Selling Shareholders may be paid additional amounts during 2006 and 2007 based upon Akela's gross profit. If Akela's gross profit exceeds 1,330,000 European euro in 2006, the Company will pay the Selling Shareholders additional purchase price consideration of 100,000 European euro. If Akela's gross profit exceeds 2,100,000 European euro in 2007, the Company will pay the Selling Shareholders additional purchase price consideration of 200,000 European euro. If Akela's aggregate gross profit for 2006 and 2007 exceeds 4,100,000 European euro, the Company will pay the Selling Shareholders additional purchase price consideration of 50,000 European euro, and certain key employees of Akela will share compensation of 100,000 European euro.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3 -- ACQUISITIONS (continued)

Akela is a provider of custom software solutions headquartered in Bucharest, Romania, that provides application development, migration, implementation, and maintenance support services to clients in Romania, France, the United Kingdom, Switzerland, Belgium, Italy, Sweden, and the United States. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of Akela are included in the consolidated operating results of TechTeam since the acquisition date. Amortizable intangible assets acquired consist primarily of customer relationship assets and are being amortized over their estimated weighted average useful life of 7.6 years. Goodwill acquired is not deductible for federal income tax purposes and has been assigned to our IT consulting and systems integration operating segment. Subsequent to the acquisition, Akela's name was changed to TechTeam Akela SRL.

SYTEL, INC.

On January 3, 2005, TechTeam Global, Inc., through its wholly-owned subsidiary Digital Support Corporation, completed the acquisition of all of the outstanding stock of Sytel, Inc. for an initial purchase price of $21,590,000. The purchase price consists of initial consideration paid by the Company of $19,823,000, acquisition costs of $725,000, a noncompete payment of $500,000, and stock options with a fair value of $542,000 to purchase 160,900 shares of the Company's common stock. In addition to the initial purchase price, the selling shareholders will be paid an amount equal to 7% of Sytel's gross profit in excess of $12,000,000 in 2005 and $14,000,000 in 2006, and will be paid up to $2,000,000 subject to the renewal of a contract with the United States Department of State (see below). Based on Sytel's gross profit in 2005, no additional purchase price will be paid for Sytel's operating performance in 2005.

Sytel is a diversified information technology services and solutions company headquartered in Bethesda, Maryland, that provides managed network services and advanced enterprise solutions to several departments of the United States Government. Sytel is complementary to our existing government technology services business. The acquisition was accounted for using the purchase method of accounting and, accordingly, the operating results of Sytel are included in the consolidated operating results of TechTeam since the acquisition date. Amortizable intangible assets acquired consist primarily of customer relationship assets and a noncompete agreement and are being amortized over their estimated weighted average useful life of 6.6 years. The majority of the goodwill acquired is not deductible for federal income tax purposes and has been assigned to our government technology services operating segment.

When acquired, Sytel had been providing managed network services to the United States Department of State under a contract extension through March 29, 2005. A subsequent contract extension was awarded extending the period of performance through September 29, 2005. The request for proposal for the renewal of this business was issued as a Small Business Administration Section 8(a) minority contractor set-aside procurement under which Sytel could not independently bid because they do not meet the Section 8(a) requirements. Sytel teamed with a qualified vendor to submit a proposal as the prime contractor, with Sytel serving as a subcontractor to provide 49% of the contract labor revenue. As previously disclosed, the prime contractor working with Sytel was not awarded the contract. The business was transitioned to the new vendor during the third quarter. As a result, we are no longer performing services for the Department of State. Revenue from this contract in 2005 was $4,568,000. As a result of the loss of this contract, the aforementioned potential additional purchase price payment of $2,000,000 for the renewal of the contract will not be paid.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3 -- ACQUISITIONS (continued)

ACQUISITIONS FROM PRIOR YEARS

In connection with the Company's acquisition of Advanced Network Engineering NV/SA on May 13, 2004, an additional 150,000 euro is payable on May 13, 2007, provided a cumulative operating income target is met for the three-year period ending April 30, 2007. The additional consideration paid to selling shareholders will be recorded as additional goodwill when it is earned.

In connection with the Company's acquisition of Digital Support Corporation on December 31, 2003, additional amounts up to a maximum of $2,500,000 were payable to the selling shareholders and certain key employees provided specific performance conditions and operating income targets were met in 2005 and 2004. DSC exceeded its operating income targets in 2005 and 2004 and satisfied the specific performance conditions (the renewal of DSC's largest contract) during 2005. As a result, selling shareholders received an additional $1,200,000 for 2005 ($500,000 is not paid and is accrued at December 31, 2005) and $500,000 for 2004, and key employees will receive $400,000 for 2005 and have received $100,000 for 2004. Amounts paid to selling shareholders has been recorded as goodwill while amounts paid to key employees has been recorded as compensation expense.

SUMMARY OF ACQUISITION PURCHASE PRICE:

The following table summarizes the allocation of the cumulative purchase price for Akela, Sytel, A.N.E., and DSC through December 31, 2005, including additional payments earned and accrued during 2005:

                                                       AKELA     SYTEL     A.N.E.     DSC
                                                      ------   --------   -------   -------
                                                                  (In thousands)
Goodwill ..........................................   $1,567   $ 14,640   $   512   $ 5,030
Amortizable intangible assets .....................    1,569      7,853       449     3,367
Property, equipment and software ..................       94        169        72       330
Other current and non-current assets,
   excluding cash acquired ........................      358     11,700     1,367     3,803
Accounts payable and accrued liabilities assumed ..     (307)   (12,886)   (1,117)   (3,411)
Accrued purchase price ............................       --         --        --      (500)
Notes payable assumed .............................       --         --      (191)     (710)
Issuance of equity instruments ....................     (301)      (542)       --        --
                                                      ------   --------   -------   -------
Net cash used .....................................   $2,980   $ 20,934   $ 1,092   $ 7,909
                                                      ======   ========   =======   =======

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 3 -- ACQUISITIONS (continued)

PRO FORMA RESULTS OF OPERATIONS:

The unaudited pro forma condensed combined results of operations are presented below as though Sytel had been acquired on January 1, 2004, and DSC had been acquired on January 1, 2003. The pro forma results of operations for the acquisitions of Akela and A.N.E. are not materially different than reported results and are not presented.

                                               SYTEL       DSC
                                           ----------  -----------
                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                               2004       2003
                                             --------   --------
                                            (In thousands, except
                                               per share data)
Revenue
   As reported .........................     $127,988   $ 85,833
   Pro forma ...........................     $156,741   $104,507
Income (loss) from continuing operations
   As reported .........................     $  4,628   $   (190)
   Pro forma ...........................     $  5,175   $    347
Net income (loss)
   As reported .........................     $  4,725   $ (1,046)
   Pro forma ...........................     $  5,272   $   (509)
Diluted earnings (loss) per common share
   As reported .........................     $   0.49   $  (0.10)
   Pro forma ...........................     $   0.55   $  (0.05)

NOTE 4 -- NOTES PAYABLE AND LINE OF CREDIT

The Company has a business loan agreement with LaSalle Bank Midwest, N.A. (formerly known as Standard Federal Bank, N.A.) whereby the Company may borrow up to $5,000,000 under a line of credit that expires on December 31, 2006, and up to $15,000,000 under a term loan facility due January 3, 2010. The line of credit and term loan facilities bear interest at 0.5% per annum and are collateralized by a compensating balance cash deposit required to be held at the bank equal to the amount of the outstanding principal.

At December 31, 2005, $10,937,000 in notes payable were outstanding under the term note facility, which are payable in full on January 3, 2010, and $470,000 in standby letters of credit were outstanding. No borrowings were outstanding under the business loan agreement at December 31, 2004.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 5 -- INCOME TAXES

The income tax provision from continuing operations consists of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           ------------------------
                                                            2005     2004     2003
                                                           ------   ------   ------
                                                                (In thousands)
Current:
   U.S. federal ........................................   $1,980   $   --   $  799
   State ...............................................      255      310       39
   Foreign .............................................      976    1,051      621
                                                           ------   ------   ------
Total current provision ................................    3,211    1,361    1,459
Deferred ...............................................     (809)   1,186      (21)
                                                           ------   ------   ------
Total income tax provision from continuing operations ..   $2,402   $2,547   $1,438
                                                           ======   ======   ======

The income tax provision from continuing operations was calculated based on the following components of income (loss) from continuing operations before income taxes:

                                                               YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2005     2004     2003
                                                              ------   ------   ------
                                                                   (In thousands)
Domestic income ...........................................   $4,055   $4,408   $1,449
Foreign income (loss) .....................................    3,741    2,767     (201)
                                                              ------   ------   ------
   Income from continuing operations before income taxes ..   $7,796   $7,175   $1,248
                                                              ======   ======   ======

A reconciliation of the income tax provision and the amount computed by applying the federal statutory income tax rate to income from continuing operations before income taxes is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2005     2004     2003
                                                              ------   ------   ------
                                                                   (In thousands)
Income tax provision at federal statutory rate of 34% .....   $2,651   $2,440   $  424
State taxes, net of federal benefit .......................      168      204       39
Permanent differences .....................................       53       24      296
Foreign operating losses not benefited ....................       14      346      668
Utilization of operating loss carryforwards ...............     (160)      --       --
Effect of foreign tax rates ...............................     (174)    (208)     (40)
Recovery of taxes paid in prior years .....................       --     (216)      --
Other .....................................................     (150)     (43)      51
                                                              ------   ------   ------
   Total income tax provision from continuing operations ..   $2,402   $2,547   $1,438
                                                              ======   ======   ======

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 5 -- INCOME TAXES (continued)

The principal components of deferred income taxes are as follows:

                                                                 DECEMBER 31,
                                                 -------------------------------------------
                                                         2005                   2004
                                                 --------------------   --------------------
                                                 ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                                 ------   -----------   ------   -----------
                                                                (In thousands)
Net operating loss carryforwards .............   $1,332      $   --     $  765      $   --
Accruals and reserves ........................      475          --        138          --
Alternative minimum tax credit carryforward ..       --          --        752          --
Intangible assets (other than goodwill) ......       --       3,514         --       1,167
Prepaid expenses .............................       --         317         --         295
Accelerated tax depreciation .................       --          83         --         854
Other ........................................      140          --         --          15
                                                 ------      ------     ------      ------
Total deferred income taxes ..................    1,947       3,914      1,655       2,331
Less -- Valuation allowance ..................     (505)         --       (765)         --
                                                 ------      ------     ------      ------
   Net deferred income taxes .................   $1,442      $3,914     $  890      $2,331
                                                 ======      ======     ======      ======

At December 31, 2005, we had available pre-tax net operating loss carryforwards of approximately $1,600,000 in Belgium and Romania and $2,200,000 in the United States, which may be used to offset future taxable income in each respective jurisdiction. The loss carryforward in the United States expires in 2025 and the loss carryforward in Belgium does not expire. Based on the historical losses in Belgium and Romania, we have provided a valuation allowance against the deferred tax asset related to the net operating loss carryforwards in these countries.

NOTE 6 -- EMPLOYEE RETIREMENT PLAN

TechTeam Global, Inc. and its domestic subsidiaries together have three 401(k) retirement savings plans that cover substantially all U.S.-based employees. Under the provisions of the plans, we make discretionary employer matching contributions. Matching contributions under all plans totaled $762,000 in 2005, $294,000 in 2004, and $317,000 in 2003. Matching contributions for the plan of TechTeam Global, Inc. are made only with Company common stock and are credited to the TechTeam Global Stock Fund for the benefit of each participant. Matching contributions for the plans of the Company's subsidiaries are made in cash.

NOTE 7 -- LEASES

We lease our call center facilities, corporate and other offices, and certain office equipment under various operating and month-to-month leases. These leases are renewable with various options and terms. Total rental expense was $5,791,000 in 2005, $4,550,000 in 2004, and $4,084,000 in 2003. We sublease a portion of our facilities to third parties. Total sublease income was $785,000 in 2005, $526,000 in 2004, and $526,000 in 2003.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 7 -- LEASES (continued)

Minimum future payments and receipts under noncancelable operating leases and subleases with initial terms of one year or more at December 31, 2005 are as follows:

                           LEASE    SUBLEASE
         YEAR            PAYMENTS   RECEIPTS
         ----            --------   --------
                            (In thousands)
2006 .................    $ 4,530     $303
2007 .................      3,766       --
2008 .................      4,702       --
2009 .................      2,955       --
2010 and thereafter ..      7,870       --
                          -------     ----
Total ................    $23,823     $303
                          =======     ====

Certain of our leases for our facilities include periods of free rent or rent payments that increase over the life of the lease. For these leases, we record total rent expense for the entire lease on a straight-line basis over the life of the lease and record either an asset or liability, as appropriate. At December 31, 2005 and 2004, long-term liabilities include a liability of $564,000 and $414,000, respectively, for these leases.

NOTE 8 -- STOCK-BASED COMPENSATION

We have stock-based instruments outstanding under four plans -- the 2004 Incentive Stock and Award Plan ("2004 Plan"), the 1996 Non-Employee Directors Stock Plan ("1996 Plan"), the 1990 Nonqualified Stock Option Plan ("1990 Plan"), and the Executive Long-Term Incentive Plan ("Long-Term Incentive Plan"). As a result of the adoption of the 2004 Plan, options may no longer be granted under the 1990 Plan. Furthermore, the 1996 Plan expired at the end of 2005.

Options outstanding under the 1990 Plan have expiration terms ranging from four to six years and become exercisable ratably over periods ranging from three to five years. Options outstanding under the 1996 Plan were granted with ten-year terms and became exercisable immediately on the date of grant. Non-employee directors of the Company received 100 shares of common stock for attendance at each Board meeting and an annual award of 10,000 stock options under the 1996 Plan.

Under the 2004 Plan, the Compensation Committee of the Board of Directors may issue stock options, performance shares, and restricted stock to employees and consultants representing up to 1,200,000 shares of our common stock. Stock options may be granted with terms up to ten years and must have an exercise price that is equal to or greater than the fair market value of our common stock on the date of grant. Performance shares and restricted stock awards may be granted subject to such terms and conditions as the Compensation Committee deems appropriate, including a condition that one or more performance goals be achieved for the participant to realize all or a portion of the award. No performance shares were granted during 2005 and 2004 under the 2004 Plan.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 8 -- STOCK-BASED COMPENSATION (continued)

Under the Long-Term Incentive Plan, awards may be issued under: (1) a restricted stock program that focuses on retaining high performing executives over a longer period of time, (2) a performance stock program that focuses on rewarding extraordinary performing executives, and (3) a non-qualified stock option program that focuses on the long-term retention of key executives. Awards under these programs are administered in conjunction with the 2004 Plan whereby shares available for issuance are funded by the shares available for issuance under the 2004 Plan. Under the restricted stock program, certain members of management are entitled to an award of restricted stock equal to a percentage of the participant's salary if certain operating targets are met on a rolling three-year basis, except that the first year of the plan will be based on the operating target for only the first year, and the second year of the plan will be based on the cumulative operating target for the first and second years. Restricted stock awards do not vest ratably but instead become 100% vested at the end of five years from the date of grant. For 2005 and 2004, restricted stock awards totaling $440,000 and $533,000, respectively, were granted to participants, which have been recorded as unamortized deferred compensation in the accompanying consolidated statements of shareholders' equity. The deferred compensation is being amortized to expense on a straight-line basis over a five-year period.

A summary of stock option activity under the above plans and related information is as follows:

                                                      EMPLOYEES             DIRECTORS              OTHERS
                                                --------------------   -------------------   ------------------
                                                            WEIGHTED              WEIGHTED             WEIGHTED
                                      TOTAL                  AVERAGE               AVERAGE              AVERAGE
                                      SHARES      SHARES      PRICE     SHARES      PRICE     SHARES     PRICE
                                    ---------   ---------   --------   --------   --------   -------   --------
Outstanding, January 1, 2003 ....   1,211,120     816,120    $ 6.01     280,000    $ 8.72    115,000     $7.32
Granted .........................     313,231     221,002      7.00      80,000      6.50     12,229      5.49
Exercised .......................    (130,401)   (120,401)     4.26     (10,000)     3.06         --        --
Canceled ........................    (180,932)   (168,703)     7.62          --        --    (12,229)     5.49
                                    ---------   ---------              --------              -------
Outstanding, December 31, 2003 ..   1,213,018     748,018      6.22     350,000      8.37    115,000      7.32
Granted .........................     401,900     321,900      8.92      80,000      7.96         --        --
Exercised .......................    (292,172)   (217,172)     4.33     (50,000)     5.47    (25,000)     6.94
Canceled ........................    (126,502)    (36,502)     6.86          --        --    (90,000)     7.43
                                    ---------   ---------              --------              -------
Outstanding, December 31, 2004 ..   1,196,244     816,244      7.76     380,000      8.67         --        --
Granted .........................     646,900     566,900     10.59      80,000     11.00         --        --
Exercised .......................    (409,174)   (299,174)     7.30    (110,000)     7.74         --        --
Canceled ........................     (31,000)    (31,000)     9.16          --        --         --        --
                                    ---------   ---------              --------              -------
Outstanding, December 31, 2005 ..   1,402,970   1,052,970    $ 9.38     350,000    $ 9.50         --     $  --
                                    =========   =========              ========              =======

The weighted average fair value of options issued under all plans was $3.35 in 2005, $3.50 in 2004, and $2.20 in 2003. The weighted-average remaining contractual life of all options was 7.0 years, 5.1 years, and 3.5 years at December 31, 2005, 2004, and 2003, respectively.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 8 -- STOCK-BASED COMPENSATION (continued)

The following table summarizes certain information about stock options outstanding at December 31, 2005:

                      OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
---------------------------------------------------------------   ----------------------------
                                   WEIGHTED         WEIGHTED                       WEIGHTED
    RANGE OF       NUMBER OF        AVERAGE        AVERAGE PER     NUMBER OF      AVERAGE PER
   PER SHARE        OPTIONS     REMAINING LIFE   SHARE EXERCISE     OPTIONS     SHARE EXERCISE
EXERCISE PRICES   OUTSTANDING      IN YEARS           PRICE       EXERCISABLE        PRICE
---------------   -----------   --------------   --------------   -----------   --------------
 $ 2.60 -  8.90     476,670           4.4            $ 6.45         429,668         $ 6.48
 $ 9.00 - 14.29     876,300           8.8            $10.17         956,300         $10.16
 $23.00 - 25.75      50,000           1.4            $24.10          50,000         $24.10

NOTE 9 -- COMMON STOCK

We have reserved for issuance shares of common stock necessary to effect the conversion of all shares of preferred stock into common stock and exercise of all outstanding and ungranted stock options.

The Company has acquired shares of its common stock in connection with various authorized stock repurchase programs. In 2004, we purchased and retired 350,000 shares of common stock from a director of the Company and his immediate family for $2,744,000, inclusive of commission expense, under a program approved in 2004. In 2003, we purchased and retired 2,000,000 shares of common stock for $12,545,000, inclusive of commission expense, under a program approved in 2003. No shares were repurchased in 2005.

NOTE 10 -- PREFERRED STOCK

The Company's preferred stock may be issued from time to time in one or more series. The Company's Board of Directors is authorized to fix the dividend rights and dividend rates, any conversion rights or right of exchange, any voting rights, rights and terms of redemption, payments in the event of liquidation, and any other rights, preferences, privileges, and restrictions of any series of preferred stock and the number of shares constituting such series and their designation.

On April 8, 2003, we completed a private placement of 689,656 shares of newly authorized Series A convertible preferred stock ("Preferred Stock") for $5,000,000, or $7.25 per share. In May 2005 through a series of transactions, the holder of the Company's preferred stock converted all 689,656 shares of preferred stock into an equal number of shares of unregistered Company common stock and sold those shares in the open market pursuant to rules and regulations of the United States Securities and Exchange Commission. The Company has no present plans to issue any shares of preferred stock.

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

NOTE 11 -- PREFERRED SHARE PURCHASE RIGHTS (continued)

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

NOTE 12 -- SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is the Senior Management Committee, which is comprised of the President and the lead executives of each of our functional divisions. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. Our reportable operating segments currently include the following:

IT OUTSOURCING SERVICES -- this segment provides corporations and governments with around-the-clock (24x7x365) technical support for their end-users and other constituencies. We support the full range of a client's information technology ("IT") and business process infrastructure. We also provide technical support to customers of our client's products and software.

GOVERNMENT TECHNOLOGY SERVICES -- this segment provides managed network services and advanced enterprise solutions. For our managed network services customers, we provide complete life cycle support for a customer's IT infrastructure ranging from their desktops to their data and voice networks. For our advance enterprise solutions business, we assist our customers in the design, development, and implementation of enterprise-level technology solutions. We also provide design, implementation, operation, and maintenance (helpdesk and desk side support) services.

IT CONSULTING AND SYSTEMS INTEGRATION -- this segment provides IT infrastructure support to commercial customers through systems integration, technology deployment, and implementation services from project planning and maintenance to full-scale network server and workstation installations. We offer a wide range of information technology services for the customer, ranging from technology consulting to desk-side support to network monitoring. We also provide full-service IT staff and consulting services to companies to help manage their IT infrastructure.

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 12 -- SEGMENT REPORTING (continued)

LEARNING SERVICES -- this segment provides custom training and documentation solutions that include computer-based training, distance learning, course catalogs, registration, instructional design consultants, customized course materials, certified trainers, evaluation options, desk-side tutorials, and custom reports. We provide customized training programs for many of our customers' proprietary applications.

The accounting policies of the operating segments are the same as those described in Note 1. We evaluate segment performance based on segment gross profit. We do not allocate assets to operating segments, but we allocate certain amounts of depreciation and amortization expense to operating segments.

Financial information for our operating segments is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                             2005       2004       2003
                                                           --------   --------   --------
                                                                   (In thousands)
REVENUE
   IT outsourcing services .............................   $ 73,777   $ 74,608   $ 65,614
   Government technology services ......................     55,592     25,712      2,055
   IT consulting and systems integration ...............     28,118     19,668      8,195
   Technical staffing ..................................      8,243      7,445      9,090
   Learning services ...................................        767        555        879
                                                           --------   --------   --------
Total revenue ..........................................   $166,497   $127,988   $ 85,833
                                                           ========   ========   ========

GROSS PROFIT
   IT outsourcing services .............................   $ 18,400   $ 19,560   $ 13,627
   Asset impairment loss ...............................         --       (485)        --
                                                           --------   --------   --------
      Total IT outsourcing services ....................     18,400     19,075     13,627
   Government technology services ......................     15,948      6,749        534
   IT consulting and systems integration ...............      5,915      3,358      1,871
   Technical staffing ..................................      1,622      1,301      1,789
   Learning services ...................................        198        104         63
                                                           --------   --------   --------
Total gross profit .....................................     42,083     30,587     17,884
   Other operating expenses ............................    (34,892)   (24,040)   (18,695)
   Net interest income .................................        390        719      1,139
   Foreign currency transaction gain (loss) ............        215        (91)       920
                                                           --------   --------   --------
Income from continuing operations before income taxes ..   $  7,796   $  7,175   $  1,248
                                                           ========   ========   ========

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 12 -- SEGMENT REPORTING (continued)

Financial information for our operating segments is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                  ------------------------
                                                   2005     2004     2003
                                                  ------   ------   ------
                                                       (In thousands)
DEPRECIATION AND AMORTIZATION
   IT outsourcing services ....................   $2,034   $2,722   $3,064
   Government technology services .............      105       79       68
   IT consulting and systems integration ......      209      124       50
   Technical staffing .........................       --       --        2
   Learning services ..........................       --       --        7
   Unallocated depreciation and amortization ..    3,141    1,922    1,428
                                                  ------   ------   ------
Total depreciation and amortization ...........   $5,489   $4,847   $4,619
                                                  ======   ======   ======

We attribute revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue and long-lived assets by geographic area is presented below:

                                              GEOGRAPHIC INFORMATION
                       --------------------------------------------------------------------
                                2005                    2004                   2003
                       ---------------------   ---------------------   --------------------
                                  LONG-LIVED              LONG-LIVED             LONG-LIVED
                        REVENUE     ASSETS      REVENUE     ASSETS     REVENUE     ASSETS
                       --------   ----------   --------   ----------   -------   ----------
                                                  (In thousands)
United States ......   $116,508     $33,543    $ 86,814     $12,135    $57,966   $12,538
Europe:
   Belgium .........     35,631       3,601      27,335       4,095     16,781     3,131
   Rest of Europe ..     14,358       4,676      13,839       1,034     11,086        99
                       --------     -------    --------     -------    -------   -------
Total Europe .......     49,989       8,277      41,174       5,129     27,867     3,230
                       --------     -------    --------     -------    -------   -------
Total ..............   $166,497     $41,820    $127,988     $17,264    $85,833   $15,768
                       ========     =======    ========     =======    =======   =======

We provide corporate services for major companies on an international scale. Revenue from customers that comprise 10% or greater of our total revenue in any period presented are as follows:

                              YEAR ENDED DECEMBER 31,
                              -----------------------
                                2005   2004   2003
                                ----   ----   ----
United States Government ..     30.0%  16.7%    --
Ford Motor Company ........     27.4%  37.4%  52.9%
DaimlerChrysler ...........      2.9%   7.7%  13.8%
                                ----   ----   ----
Total .....................     60.3%  61.8%  66.7%
                                ====   ====   ====

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 -- SEGMENT REPORTING (continued)

We earn revenue from Ford in our IT Outsourcing Services, IT Consulting and Systems Integration, and Technical Staffing operating segments. All revenue from the United States Government is earned in our Government Technology Services operating segment.

At December 31, 2005 and 2004, amounts due from the United States Government and Ford Motor Company accounted for 66.4% and 59.7% of total accounts receivable, respectively.

NOTE 13 -- RELATED PARTY TRANSACTIONS

The Company and a major customer are engaged in a pilot program testing software that is intended to evaluate and motivate help desk agents. The software is owned by an affiliate of the Chairman of the Board of the Company. The pilot program involves personnel of the Company but no significant out-of-pocket expense to the Company. If the pilot program is successful, the Company may negotiate a contract with the Chairman's affiliate for use of the software.

In February 2004, we purchased 350,000 shares of our common stock from a director of the Company and his immediate family for $7.84 per share. The closing price of our common stock on February 26, 2004 was $7.88.

We paid consulting fees of $22,000 in 2003 to a director of the Company for services rendered to TechTeam. No such payments were made in 2004 and 2005.

NOTE 14 -- CONTINGENCIES

EMPLOYMENT AGREEMENTS:

In February 2006, the Board of Directors of the Company named William C. ("Chris") Brown as President and Chief Executive Officer replacing Dr. William
F. Coyro, Jr., who continues to serve as a director of the Company and remains an employee of the Company. Under the terms of Dr. Coyro's employment agreement, Dr. Coyro is entitled to his salary and benefits through April 30, 2008, if his employment with the Company is terminated without cause. Although Dr. Coyro remains a director and an employee of the Company, further negotiations between the Company and Dr. Coyro may result in the Company having to record a charge to expense related to his current employment agreement. Dr. Coyro's annual salary is $360,000 per year.

COSTA BRAVA:

On January 27, 2006, Costa Brava Partnership III, L.P ("Costa Brava"), owner of 8.8% of the Company's outstanding shares, filed a complaint in Delaware state court seeking to inspect certain books and records of the Company. Costa Brava subsequently filed an amended complaint seeking to inspect a broader list of the Company's books and records. The Company has answered the amended complaint stating in part that the request did not state a proper purpose for inspection, as required under Delaware law. Costa Brava does not seek monetary relief.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 14 -- CONTINGENCIES (continued)

OTHER LEGAL PROCEEDINGS:

The Company is a party to various legal proceedings that are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on our liquidity, financial condition, or results of operations, although no assurances can be given in this regard.

NOTE 15 -- DISCONTINUED OPERATIONS

Capital Group, a subsidiary of the Company, previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from two to five years. Capital Group ceased writing new leases in March 2000 and is in the final stages of running out its lease portfolio. Our future revenue stream from contractually committed leases is expected to be inconsequential to our results of operations. The activity that remains in winding-down the leasing operation is the collection of accounts receivable, including older accounts receivable related to terminated leases. As a result, Capital Group has been presented as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Disposal or Impairment of Long-Lived Assets." Under this statement, the operating results of Capital Group are presented separately from continuing operations in the accompanying financial statements for all periods presented. Capital Group previously was reported as a separate operating segment called Leasing Operations.

During 2003, we determined that we would not be able to obtain the value previously expected from the sale of off-lease equipment inventories and that certain estimated residual values of leased equipment were overstated due to a significant decline in the fair market value of the equipment in the secondary market. In recognition of the deterioration in these market prices, we recorded charges totaling approximately $1,677,000 during 2003 to increase our reserve for inventories and residual values. No such charges were recorded in 2005 or 2004.

Summarized information for Capital Group is as follows:

                                       YEAR ENDED DECEMBER 31,
                                       -----------------------
                                        2005   2004     2003
                                        ----   ----   -------
                                        (In thousands, except
                                           per share data)
Revenue.............................     $87   $483   $ 2,256
Income (loss) before income taxes...     $74   $147   $(1,885)

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 16 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly condensed consolidated results of operations are summarized as follows:

                                                             QUARTER ENDED
                                            -----------------------------------------------
                                            MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                            --------   -------   ------------   -----------
                                                 (In thousands, except per share data)
2005
   Revenue ..............................   $42,038    $42,285      $41,314      $40,860
   Gross profit .........................    10,708     11,001       10,343       10,031
   Income from continuing operations ....     1,695      1,577        1,226          896
   Income from discontinued operations ..        55          1            3           15
   Net income ...........................   $ 1,750    $ 1,578      $ 1,229      $   911
   Earnings per share from continuing
      operations
      Basic per common ..................   $  0.18    $  0.16      $  0.12      $  0.09
      Basic per preferred ...............   $  0.18    $  0.16          N/A          N/A
      Diluted per common ................   $  0.17    $  0.16      $  0.12      $  0.09
   Earnings per share
      Basic per common ..................   $  0.18    $  0.16      $  0.12      $  0.09
      Basic per preferred ...............   $  0.18    $  0.16          N/A          N/A
      Diluted per common ................   $  0.18    $  0.16      $  0.12      $  0.09

                                                             QUARTER ENDED
                                            -----------------------------------------------
                                            MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                            --------   -------   ------------   -----------
                                                 (In thousands, except per share data)
2004
   Revenue ..............................   $30,164    $30,483      $34,025      $33,316
   Gross profit .........................     7,157      7,989        7,891        7,550(1)
   Income from continuing operations ....       628      1,058        1,496        1,446(2)
   Income (loss) from discontinued
      operations ........................        (4)        19           22           60
   Net income ...........................   $   624    $ 1,077      $ 1,518      $ 1,506(2)
   Earnings per share from continuing
      operations
      Basic per common ..................   $  0.07    $  0.11      $  0.16      $  0.15(2)
      Basic per preferred ...............   $  0.07    $  0.11      $  0.16      $  0.15(2)
      Diluted per common ................   $  0.07    $  0.11      $  0.16      $  0.15(2)
   Earnings per share
      Basic per common ..................   $  0.07    $  0.12      $  0.16      $  0.16
      Basic per preferred ...............   $  0.07    $  0.12      $  0.16      $  0.16
      Diluted per common ................   $  0.07    $  0.11      $  0.16      $  0.16(2)

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2005, our management, with the participation of our chief executive officer, chief financial officer, and chief accounting officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer, chief financial officer, and chief accounting officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Management's report on internal control over financial reporting and Ernst & Young LLP's report on both management's assessment and on the Company's internal control over financial reporting are included in Item 8 of this Form 10-K and incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information to be set forth under the caption "Election of Directors and Management Information" in the Proxy Statement dated on or about April 10, 2006, relating to the Annual Meeting of Shareholders to be held on May 31, 2006, (the "Proxy Statement"), is incorporated herein by reference.

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

                                                           EQUITY COMPENSATION PLAN INFORMATION
                                        --------------------------------------------------------------------------
                                                  (A)                      (B)                      (C)
                                        -----------------------   --------------------   -------------------------
                                                                                            NUMBER OF SECURITIES
                                          NUMBER OF SECURITIES                            REMAINING AVAILABLE FOR
                                           TO BE ISSUED UPON        WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                        EXERCISE OF OUTSTANDING     EXERCISE PRICE OF    EQUITY COMPENSATION PLANS
                                           OPTIONS, WARRANTS      OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
            PLAN CATEGORY                    AND RIGHTS (1)        WARRANTS AND RIGHTS   EREFLECTED IN COLUMN (A))
            -------------               -----------------------   --------------------   -------------------------
Equity compensation plans approved
   by security holders...............          1,181,300                  $9.89                   313,075
Equity compensation plans not
   approved by security holders......            221,670                  $6.83                        --
                                               ---------                  -----                   -------
Total................................          1,402,970                  $9.41                   313,075
                                               =========                  =====                   =======

(1)  Represents options to purchase shares of the Company's common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information to be set forth under the caption "Compensation of Executive Officers -- Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT, FEES, AND SERVICES

The information to be set forth under the caption "Fees of the Independent Auditors for 2005 and 2004" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     a)   Certain documents are filed as part of this Report on Form 10-K.

          (1) See "Item 8 -- Financial Statements and Supplementary Data" beginning at page 34.

          (2)  Financial Statement Schedules

               Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003

          (3)  Exhibits.

EXHIBIT
 NUMBER                                   EXHIBIT                                  REFERENCE *
-------                                   -------                                  -----------
   2.1    Stock Purchase Agreement dated as of December 31, 2003, by and among         *10
          TechTeam Global, Inc. and Digital Support Corporation, Peter S.
          Brigham, Robert H. Brigham, Christian J. Burneko, Fred O. Cornett,
          Jr., David W. Han, Satish Lulla, Raj K. Sachdev, and Digital Support
          Corporation 401(K) Plan.

   2.2    Share Purchase Agreement, dated May 13, 2004, in respect of the Shares       *15
          in Advance Network Engineering NV, between Peter De Gendt, Werner
          Meynaerts, Pascal Claessens, Wim De Geetere, and Christophe Gesqueire,
          as Sellers, and TechTeam Global NV as Purchaser (excluding Exhibits and Schedules thereto)

   2.3    Stock Purchase Agreement, dated January 3, 2005 by and among TechTeam        *13
          Global, Inc. and Digital Support Corporation and Sytel, Inc., The
          Stockholders of Sytel, Inc. and Certain of the Optionholders of Sytel,
          Inc.

   2.4    Share Purchase Agreement, dated October 3, 2005, by and between              *17
          TechTeam Global, Inc., TechTeam Global NV/SA and Akela Informatique
          SRL, Lucian Ionut Butnaru, Peter Andrei Ungureanu, Sabin Girlea,
          Philippe Bouzier, Alain Joseph Maurice Kremer and George Tudor

   3.1    Certification of Incorporation of TechTeam Global, Inc. filed with the        *8
          Delaware Secretary of State on September 14, 1987.

   3.2    Certificate of Amendment dated November 27, 1987 to our Certificate of        *8
          Incorporation.

   3.3    Certificate of Amendment dated May 8, 2002 to Certificate of                  *8
          Incorporation

   3.4    Bylaws of TechTeam Global, Inc. as Amended and Restated February 13,
          2006.

   4.1    Rights Agreement dated as of May 6, 1997, between TechTeam Global,            *5
          Inc. and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the Form of Certificate of Designations, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Stock.

EXHIBIT
 NUMBER                                   EXHIBIT                                  REFERENCE *
-------                                   -------                                  -----------
   4.2    First Amendment of Rights Agreement dated as of May 6, 1997                   *6

   4.3    Second Amendment of Rights Agreement dated as of May 6, 1997.                *11

  10.1    Lease Agreement for office space in Southfield, Michigan known as the         *2
          Cumberland Tech Center between the Company and Eleven Inkster
          Associates dated September 29, 1993.

  10.2    Sixth Amendment Lease Agreement dated March 13, 2000 for office space        *11
          in Southfield, Michigan between Eleven Inkster Associates and the
          Company.

  10.3    Lease for office space in Dearborn, Michigan between the Company and          *4
          Dearborn Atrium Associates Limited Partnership dated November 18,
          1996.

  10.4    Third Amendment to Lease between the Company and Dearborn Tech, L.L.C        *15
          (owner of interest of Dearborn Atrium Associates Limited Partnership)
          dated November 30, 2004.

  10.5    Lease Agreement for office space in Davenport, Iowa known as the 1010         *7
          Shopping Center between the Company and Partnership 1010, L.L.P. dated
          August 28, 1999.

  10.6    Office Lease Agreement by and between FJ Dulles Business Park II,            *12
          L.L.C., as Landlord, and Digital Support Corporation, as Tenant, dated
          December 21, 2000.

  10.7    Lease Contract between IMMOBILIERE DE LA RUE DE STRASBOURG S.A and           *12
          TechTeam Global NV/SA, as amended, dated April 4, 2003.

  10.8    Office Building Lease for office space in Bethesda, Maryland by and          *15
          between Sytel, Inc. and Elizabethean Court Associates III L.P. dated
          September 27, 1995

  10.9    First Amendment to Lease by and between Sytel, Inc. and Elizabethean         *15
          Court Associates III L.P. dated March 7, 1996

 10.10    Lease Extension Agreement by and between Sytel, Inc. and Elizabethean        *15
          Court Associates III L.P. dated April 11, 2001

 10.11    Office Lease Agreement for office space in Herndon, Virginia by and          *15
          between APA Properties No. 1, L.P. and Sytel, Inc. dated February
          18,1999

 10.12    First Amendment to Office Lease Agreement by and between APA                 *15
          Properties No. 1, L.P. and Sytel, Inc. dated April 16, 1999

 10.13    Lease Agreement for office space in Bucharest, Romania between S.C.          *15
          Italian-Romanian Industrial Development Enterprises - IRIDE SA and
          TechTeam Global SRL dated February 2, 2005

 10.14    1996 Nonemployee Directors Stock Plan.                                        *3

 10.15    1990 Nonqualified Stock Option Plan.                                          *1

 10.16    2004 Incentive Stock and Awards Plan                                         *15

 10.17    TechTeam Global, Inc. Executive Annual Incentive Plan.

 10.18    TechTeam Global, Inc. Executive Long Term Incentive Program.

 10.19    Supplemental Retirement Plan dated October 1, 2000.                           *7

 10.20    Employment Agreement Relating to Change of Control.                          *12

 10.21    Employment Agreement between TechTeam Global, Inc. and William F.            *16
          Coyro, Jr. dated May 25, 2005.

 10.22    Employment Agreement between TechTeam Europe, NV and Christoph Neut           *8
          dated October 2, 1996.

 10.23    Employment Agreement between TechTeam Global, Inc. and Robert W.             *17
          Gumber, dated September 29, 2005

EXHIBIT
 NUMBER                                   EXHIBIT                                  REFERENCE *
-------                                   -------                                  -----------
 10.24    Employment Agreement between TechTeam Global, Inc. and William C.
          Brown, dated February 3, 2006

 10.25    Ford Global SPOC Agreement with Ford Motor Company dated December 1,
          2005.

 10.26    Amended and Restated Business Loan Agreement, dated January 3, 2005,         *14
          between TechTeam Global, Inc. and Standard Federal Bank NA

 10.27    Promissory Note (Line of Credit), dated September 7, 2004                    *13

 10.28    Promissory Note (Term Loan), dated January 3, 2005                           *14

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

  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits 10.15 through 10.24 represent management contracts and compensatory plans.

                                     EXHIBIT

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

 *4 Incorporated by reference to our Annual Report on Form 10-K dated December 31, 1996.

 *5 Incorporated by reference to our Registration Statement on Form 8-A dated May 9, 1997.

 *6 Incorporated by reference to our Registration Statement on Form 8-A/A, dated September 23, 1999.

 *7 Incorporated by reference to our Annual Report on Form 10-K dated March 31, 2001.

 *8 Incorporated by reference to our Annual Report on Form 10-K dated March 18, 2003.

 *9  Incorporated by reference to our Report on Form 10-Q dated August 14, 2003.

*10  Incorporated by reference to our Report on Form 8-K dated January 14, 2004.

*11 Incorporated by reference to our Registration Statement on form 8-A12G/A, dated May 22, 2003.

*12  Incorporated by reference to our Report on Form 10-K dated March 24, 2004.

*13  Incorporated by reference to our Report on Form 8-K dated September 21,
     2004.

*14  Incorporated by reference to our Report on Form 8-K dated January 5, 2005.

*15 Incorporated by reference to our Annual Report on Form 10-K dated March 18, 2005.

*16  Incorporated by reference to our Report on Form 8-K dated June 1, 2005.

*17  Incorporated by reference to our Report on Form 8-K dated October 5, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TECHTEAM GLOBAL, INC.



Date: March 16, 2006   By: /s/ William C. Brown            William C. Brown
                           -----------------------------   President and Chief Executive
                                                           Officer (Principal Executive
                                                           Officer)


                       By: /s/ David W. Morgan             David W. Morgan
                           -----------------------------   Chief Financial Officer and
                                                           Treasurer (Principal Financial
                                                           Officer)


                       By: /s/ Marc J. Lichtman            Marc J. Lichtman
                           -----------------------------   Chief Accounting Officer
                                                           (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 16, 2006.



/s/ Kim A. Cooper                       Director
-------------------------------------
Kim A. Cooper


/s/ William F. Coyro, Jr.               Director
-------------------------------------
William F. Coyro, Jr.


/s/ G. Ted Derwa                        Director
-------------------------------------
G. Ted Derwa


/s/ Wallace D. Riley                    Director
-------------------------------------
Wallace D. Riley


/s/ Gregory C. Smith                    Director
-------------------------------------
Gregory C. Smith


/s/ Richard G. Somerlott                Director
-------------------------------------
Richard G. Somerlott


/s/ Richard R. Widgren                  Director
-------------------------------------
Richard R. Widgren

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                                             CHARGED TO
                                              BALANCE AT   (REDUCTION OF)                 BALANCE
                                               BEGINNING      COSTS AND                    AT END
                DESCRIPTION                    OF PERIOD      EXPENSES      DEDUCTIONS   OF PERIOD
                -----------                   ----------   --------------   ----------   ---------
                                                                 (In thousands)
2005
Allowance for doubtful accounts ...........     $  912         $(287)          $132         $757
Valuation allowance for deferred taxes ....     $  765         $(260)          $ --         $505

2004
Allowance for doubtful accounts ...........     $  637         $ 220           $ 55         $912
Valuation allowance for deferred taxes ....     $  668         $  97           $ --         $765

2003
Allowance for doubtful accounts ...........     $  181         $ 492           $(36)        $637
Valuation allowance for deferred taxes ....     $   --         $ 668           $ --         $668

                                INDEX OF EXHIBITS

EXHIBIT
 NUMBER                                   EXHIBIT
-------                                   -------
   3.4    Bylaws of TechTeam Global, Inc. as Amended and Restated February 13,
          2006.

 10.17    TechTeam Global, Inc. Executive Annual Incentive Plan.

 10.18    TechTeam Global, Inc. Executive Long Term Incentive Program.

 10.24    Employment Agreement between TechTeam Global, Inc. and William C.
          Brown, dated February 3, 2006

 10.25    Ford Global SPOC Agreement with Ford Motor Company dated December 1,
          2005.

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