Form 10-K/A
period 2005-12-31
TECHTEAM GLOBAL INC
filed 2006-05-01
CIK 805054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 1)

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

Large accelerated filer [ ] Accelerated filer [X] Non- accelerated filer [ ]

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

================================================================================

                              TECHTEAM GLOBAL, INC.

                          FORM 10-K/A (AMENDMENT NO. 1)

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
EXPLANATORY NOTE

PART III
   Item 10   Directors and Executive Officers of the Registrant              3
   Item 11   Executive Compensation                                          6
   Item 12   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                  10
   Item 13   Certain Relationships and Related Transactions                 12
   Item 14   Principal Accountant Fees and Services                         12

SIGNATURES                                                                  14

Exhibit 23.1 Consent of Independent Registered Public Accounting Firm       15



                                EXPLANATORY NOTE

TechTeam Global, Inc. (collectively with its subsidiaries, the "Company," "TechTeam," "we," "us," and "our") is filing this Amendment No. 1 to Form 10-K/A ("Amendment No. 1") solely to provide the disclosures required to be filed under Items 10, 11, 12, 13 and 14 of Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 ("Form 10-K"), which was originally filed with the Securities and Exchange Commission ("SEC") on March 16, 2005. This Amendment No. 1 is necessary as the Company will not file its Definitive Proxy Statement with the SEC by April 30, 2006, as it initially anticipated.

This Amendment No. 1 contains only the sections of the Form 10-K that are being amended. The remaining sections of and exhibits to the Form 10-K as originally filed, which are not included herein, are unchanged and continue in full force and effect as originally filed. Except for the amended Items contained in Part III, this Amendment No. 1 speaks as of the date of the original filing of the Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The backgrounds of the Company's directors are as follows:

     WILLIAM C. BROWN, 54, became a director in April 2006. Mr. Brown has been President and Chief Executive Officer of TechTeam since February 16, 2006. Previously, Mr. Brown had been a vice president in the Americas Group BTO organization at IBM since March of 2004. During this period, Mr. Brown served in the positions of Vice President of Sales for the Americas and Vice President of the Americas Public Sector. From April 2001 until mid-2003, Mr. Brown was President, Chief Executive Officer, and a member of the Board of Directors at Aztec Software, Inc., a small publicly-traded Indian company. In the late 1990's, until he left IBM to join Aztec, Mr. Brown was Vice President of the Worldwide Application Management Services business, one of four major outsourcing segments in IBM Global Services.

     KIM A. COOPER, 47, has been a director since March 1996 and became Chairman of the Board in May 2003. Mr. Cooper is President and Chief Executive Officer of Exceed, LLC, a technology consulting and services company, which he founded in June 2003. Between February and June 2003, he served as an IT consultant. From October 2002 through February 2003, Mr. Cooper served as President and Chief Executive Officer of GlobalSim, Inc., a leading driver simulation software company, during which time GlobalSim was reorganized and sold. From April 2000 through October 2002, Mr. Cooper was the Chief Operating Officer of Sorenson Media, Inc., a prominent streaming media company. In January 1996, Mr. Cooper founded and became the Chairman and Chief Executive Officer of Digital Harbor International, Inc., a Java software development company. Mr. Cooper sold Digital Harbor in September 1999. Mr. Cooper is on the Board of Directors of Sento, Inc. (traded under the symbol "SNTO").

     WILLIAM F. COYRO, JR., 62, has been a director since August 2001. From August 2001 through February 3, 2006, Dr. Coyro was the President and Chief Executive Officer of TechTeam. Dr. Coyro is the founder of TechTeam and he was Chairman of the Board previously from its inception through February 2000. He was also President and Chief Executive Officer of TechTeam from its inception through December 1997, at which point he remained the Company's Chief Executive Officer through December 1998. From February 2000 through August 2001, TechTeam employed him as a consultant to management and the Board of Directors.

     G. TED DERWA, 67, has been a director since February 2003. Mr. Derwa retired from Ford Motor Company in 1999 after 36 years of service in various management and senior executive positions. Prior to his retirement in December 1998, Mr. Derwa was the Director of the Technical Services Office with global responsibility for Ford Motor Company's data centers, telecommunications, office automation, engineering workstations, systems support, helpdesk, and information technology advanced design and research.

     WALLACE D. RILEY, 78, has served as a director of TechTeam from 1987 to 1988 and from 1993 to the present. Mr. Riley is an attorney at law and, since July 2004, has been the managing partner of the firm of Wallace D. Riley & Associates, PLLC. For the five preceding years, he was the President and Senior Partner of the firm of Riley, Roumell & Connolly, P.C. He is the past President of the State Bar of Michigan as well as past President of the American Bar Association. He was a member of the Board of Governors of the American Bar Association from 1979 through 1980 and from 1982 through 1985.

     GREGORY C. SMITH, 61, has been a director since March 2001. In February 2004, Mr. Smith became President and Chief Operating Officer of New Center Stamping, Inc., an automotive supplier. Mr. Smith had been the Chief Executive Officer, President, and Chairman of the Board of Directors of New Center Stamping, Inc., for the five previous years. Between 1976 and 1988, he was the Chairman and CEO of Wolverine Technologies, Inc., a building products company traded on the New York Stock Exchange.

     RICHARD G. SOMERLOTT, 64, has been a director since TechTeam's inception. Dr. Somerlott has been a practicing dentist and a managing partner of Endodontics Associates Professional Corporation during the past five years.

     RICHARD R. WIDGREN, 63, became a director in May 2005. Mr. Widgren is currently Vice President -- Finance, Treasurer, and Chief Financial Officer of Urban Science, Inc., a retail sales channel consulting company, where he began employment in August 2001. From April 2001 through August 2001, he was Chief Financial Officer of Presidion, Inc. Between July 2000 and March 2001, Mr. Widgren served as a business consultant assisting various clients on business management and profit improvement projects. Between January 2000 and June 2000, he was Vice President and Chief Financial Officer of Simplified Employment Services, Inc., an employee leasing company. Previously, Mr. Widgren served as Vice President -- Finance and Corporate Controller of Kelly Services, Inc. Mr. Widgren is a member of the Detroit Medical Center Board of Directors, where he serves as the chairman of the Audit Committee.

INFORMATION REGARDING EXECUTIVE MANAGEMENT

All executive officers serve at the pleasure of the Board of Directors. There are no family relationships among any of the directors or executive officers of TechTeam. The following is a description of the background of TechTeam's executive officers not otherwise described above.

     LARRY W. GRANGER, 60, Chief Operating Officer. Mr. Granger joined TechTeam in December 2002 as Vice President of Professional Services. He was appointed Chief Operating Officer in October 2003. For the prior three years, Mr. Granger was the President and Chief Executive Officer of Perodon, L.L.C., an IT outsourcing company. From August 1998 through December 1999, he was the Chief Information Officer of Visteon Corporation.

     ROBERT W. GUMBER, 57, Vice President of Operations Europe, Middle East, and Africa. Mr. Gumber joined TechTeam in September 2003. For the year and a half prior, Mr. Gumber owned and operated RWG and Associates, L.L.C., a company providing supply chain consulting services. From April 2001 to October 2001, he was Director, Material Planning and Logistics for Visteon Corporation. He was Supply Director for the Interior/Exterior Systems Division of Visteon from the middle of 1999 through April 2001.

     HEIDI K. HAGLE, 36, Vice President of Human Resources. Ms. Hagle has been with TechTeam since 1996, when she was a Senior Human Resource Generalist. She became Director of Human Resources in May 1999. In May 2002, Ms. Hagle was promoted to Vice President.

     JAMES M. HOEN, 38, Vice President of Sales and Marketing North America. Mr. Hoen started with TechTeam in 1997. During his employment, he has been an Account Development Manager, National Account Manager, Global Account Manager, and Director of Global Account Management. He was appointed Vice President of Sales in August 2001. In September 2003, he became Vice President of Sales and Marketing North America.

     DENNIS J. KELLY, 45, President of TechTeam Government Solutions, Inc. (formerly known as Digital Support Corporation). Mr. Kelly joined TechTeam in November 2005. From January 2004 through November 2005, Mr. Kelly was the Senior Vice President of Corporate Communications for Anteon Corporation. In this role he was responsible for all external corporate relations including investor, government, public, and media relations. From October 2002 to December 2003, Mr. Kelly was the Senior Vice President for Business Development at Anteon, and from September 1999 to October 2002, he was the Group Vice President for Anteon's Information Technology Center.

     MARC J. LICHTMAN, 38, Vice President of Accounting Operations and Chief Accounting Officer. Mr. Lichtman joined TechTeam in December 2003 as Global Corporate Controller and was promoted to Vice President and Chief Accounting Officer in August 2004. From June 2002 through April 2003, he served as a principal with Ernst & Young LLP in their Assurance and Advisory Business Services Practice. From August 1989 through June 2002, Mr. Lichtman served in various positions with Arthur Andersen LLP in their Assurance and Business Advisory Practice, and was promoted to Partner in September 2001.

     CHRISTOPH A. NEUT, 39, Vice President Sales and Marketing Europe, Middle East, and Africa. Mr. Neut has been with TechTeam's Belgian subsidiary, TechTeam Global NV/SA, since 1996, when he was responsible for business development in Europe. In 1998, he became General Manager for TechTeam Global NV/SA. In 2000, he became Director of Sales Europe. In August 2001, he became Vice President Europe. He assumed his current responsibilities in September 2003.

     JEFFERY J. RUFFINI, 45, Vice President of Operations North America. Mr. Ruffini has been with TechTeam since 1990. From 1997 through 1998, he was Vice President of Corporate Services. He became Vice President of Operations in 1998. He assumed his current responsibilities in September 2003.

     MICHAEL A. SOSIN, 46, Vice President, General Counsel, and Secretary. Mr. Sosin joined TechTeam in July 1998 as General Counsel and Secretary. He was appointed a Vice President in May 2003.

AUDIT COMMITTEE

The Company has an Audit Committee comprised of Gregory C. Smith (Chairman), Wallace D. Riley, and Richard R. Widgren. The Audit Committee assists the Board in fulfilling its responsibilities for general oversight of the integrity of TechTeam's financial statements, the independent auditors' qualifications and independence, and risk assessment and risk management. Among other things, the Audit Committee prepares the Report of the Audit Committee for inclusion in the annual proxy statement; annually reviews the Audit Committee charter and the committee's performance; appoints, evaluates, and determines the compensation of TechTeam's independent auditors; reviews and approves the scope of the annual audit, the audit fee, and the financial statements; reviews TechTeam's disclosure controls and procedures, internal controls, and corporate policies with respect to financial information; oversees investigations into complaints concerning financial matters; and reviews other risks that may have a significant impact on TechTeam's financial statements. The Audit Committee works closely with management as well as TechTeam's independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from TechTeam for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

Independence/Financial Expertise. All members of the Audit Committee are independent directors according to standards adopted by NASDAQ, as they are non-affiliated and receive no compensation from the Company, except as directors. The Board has determined Richard R. Widgren qualifies as an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of the filings with the Securities and Exchange Commission and written representations that no other reports were required, we believe that all of our directors and executive officers complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, during fiscal 2005 except one Form 4 was filed late by each Larry W. Granger, Robert W. Gumber, Heidi K. Hagle, James M. Hoen, Marc J. Lichtman, David W. Morgan, Jeffery J. Ruffini, and Michael A. Sosin on January 3, 2006, to report stock options granted on December 13, 2005.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief operating officer, chief financial officer, controller and any other person performing similar functions), and employees. The Code of Business Conduct is also available on our website at www.techteam.com/investor/corpgov.html.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation for 2005, 2004, and 2003 awarded to, paid to, or earned by TechTeam's Chief Executive Officer and each of the other four most highly compensated executive officers of TechTeam as of December 31, 2005.

                           SUMMARY COMPENSATION TABLE

                                                            LONG-TERM COMPENSATION
                                                           -----------------------
                                  ANNUAL COMPENSATION      RESTRICTED   SECURITIES
                              --------------------------      STOCK     UNDERLYING     ALL OTHER
          NAME AND                                BONUS      AWARDS      OPTIONS #   COMPENSATION
     PRINCIPAL POSITION       YEAR    SALARY       (2)         (5)          (3)           (6)
     ------------------       ----   --------   --------   ----------   ----------   ------------
William F. Coyro, Jr. (1)     2005   $348,462   $ 73,292    $105,930          --        $26,289
President and Chief           2004    329,365    218,592     136,620      40,000         21,734
Executive Officer             2003    320,269     75,000          --      75,000         21,608

Larry W. Granger              2005   $234,231   $ 53,145    $ 60,188      10,000        $ 6,655
Chief Operating Officer       2004    225,000    132,480      56,250      25,000             --
                              2003    165,577         --          --      30,000             --

Robert W. Gumber              2005   $210,769   $ 47,586    $ 42,800      10,000        $95,031
Vice President of Operations  2004    187,692    110,891      36,000      15,000         35,193
EMEA                          2003     34,615         --          --      21,000          6,440

James M. Hoen                 2005   $206,154   $ 43,738    $ 42,800      10,000        $ 7,266
Vice President of Sales       2004    199,615    117,760      55,200      15,000            612
and Marketing North America   2003    192,500     25,000          --      15,000          3,160

Christoph A. Neut (4)         2005   $205,356   $ 47,440    $ 43,513      10,000        $30,661
Vice President of Sales       2004    224,220    113,033      57,780      15,000         16,136
and Marketing EMEA            2003    203,120     24,600          --      15,000         13,146

(1) Dr. Coyro was removed as President and Chief Executive Officer on February 3, 2006. William C. Brown became President and Chief Executive Officer on February 16, 2006.

(2) Amounts reported in this column for 2004 and 2005 are for bonuses earned for performance under the Company's Annual Incentive Plan during 2004 and 2005, but were not paid until 2005 and 2006, respectively.

(3) Comprised of stock options granted under TechTeam's 2004 Incentive Stock and Awards Plan for 2004 and 2005 and TechTeam's 1990 Nonqualified Stock Option Plan for 2003.

(4) Mr. Neut's 2005 compensation is reported in U.S. dollars based upon the prevailing exchange rate from euros to U.S. dollars on March 20, 2005 of $1.22 per euro. His 2004 compensation is reported in U.S. dollars based upon the prevailing exchange rate from euros to U.S. dollars on March 21, 2005 of $1.32 per euro. His 2003 compensation is reported in U.S. dollars based upon the prevailing exchange rate from euros to U.S. dollars on March 19, 2004 of $1.23 per euro.

(5) The named executive officers also earned a restricted stock award pursuant to the Company's Long Term Incentive Plan during 2005. The restricted stock was awarded on March 15, 2006 based upon a stock price of $10.45. Dr. Coyro and Messrs. Granger, Gumber, Hoen, and Neut received 10,137, 5,760, 4,096, 4,096, and 4,378 shares of restricted stock, respectively. These shares of restricted stock vest five years after the date of grant, and dividends, if any, will be paid on these shares. At the end of 2005, Dr. Coyro and Messrs. Granger, Gumber, Hoen, and Neut owned restricted stock valued at $120,972, $68,732, $43,989, $48,873, and $51,165, respectively.

(6) For the named executive officers, this column includes the following payments by TechTeam in the years indicated.

                               401(K)      TERM LIFE     HEALTH                    BELGIAN
                               COMPANY     INSURANCE   INSURANCE    EXPATRIATE    BENEFITS
         NAME           YEAR    MATCH       PAYMENT     PREMIUMS   EXPENSES (A)      (B)      TOTAL
         ----           ----   -------     ---------   ---------   ------------   --------   -------
William F. Coyro, Jr.   2005   $ 5,404       $2,423     $18,462           n/a          n/a   $26,289
                        2004       173          860      20,701           n/a          n/a    21,734
                        2003     4,415          806      16,387           n/a          n/a    21,608

Larry W. Granger        2005   $ 4,221       $2,434         n/a           n/a          n/a   $ 6,655
                        2004       n/a          n/a         n/a           n/a          n/a       n/a
                        2003       n/a          n/a         n/a           n/a          n/a       n/a

Robert W. Gumber        2005   $ 4,216          n/a         n/a       $90,815          n/a   $95,031
                        2004       462          n/a         n/a        34,731          n/a    35,193
                        2003       -0-          n/a         n/a         6,440          n/a     6,440

Christoph A. Neut       2004   $7,703 (c)       n/a     $   135           n/a      $22,823   $30,661
                        2004    11,694(c)       n/a         137           n/a        4,305    16,136
                        2003     9,024(c)       n/a         122           n/a        4,000    13,146

James M. Hoen           2005   $ 4,217       $3,049         n/a           n/a          n/a   $ 7,266
                        2004       462          150         n/a           n/a          n/a       612
                        2003     3,045          115         n/a           n/a          n/a     3,160

(a) Mr. Gumber is a citizen of the United States working in Belgium. As part of his employment arrangement, starting in November 2003, TechTeam pays for his automobile, housing, certain travel expenses, and, as of October 2005, a monthly expense stipend, and reimburses him for incremental taxes due to the United States as a result of his expatriate status.

(b) Includes amounts paid for benefits particular to TechTeam's subsidiary in Belgium, TechTeam Global NV/SA, including luncheon vouchers, representation allowances, and payments for an automobile.

(c) Represents the amount paid by TechTeam Global NV/SA toward a retirement plan for Mr. Neut.

OPTION GRANTS AND EXERCISES

The following tables set forth information with respect to grants of stock options during the year ended December 31, 2005 to the individuals named in the Summary Compensation Table above.

                              OPTION GRANTS IN 2005

                                                                                POTENTIAL
                                                                            REALIZABLE VALUE
                                      PERCENT OF                               AT ASSUMED
                                         TOTAL                                ANNUAL RATES
                         NUMBER OF      OPTIONS                              OF STOCK PRICE
                         SHARES OF    GRANTED TO                            APPRECIATION FOR
                         UNDERLYING    EMPLOYEES              EXPIRATION     OPTION TERM (2)
                          OPTIONS      IN FISCAL   EXERCISE      DATE      ------------------
         NAME           GRANTED (1)      YEAR        PRICE    (MM/DD/YR)      5%        10%
         ----           -----------   ----------   --------   ----------   -------   --------
William F. Coyro, Jr.          --          --          N/A          N/A    $    --   $     --
Larry W. Granger           10,000        1.76%       $9.83     12/13/15    $61,820   $156,665
Robert W. Gumber           10,000        1.76%       $9.83     12/13/15    $61,820   $156,665
James M. Hoen              10,000        1.76%       $9.83     12/13/15    $61,820   $156,665
Christoph A. Neut          10,000        1.76%       $9.83     12/13/15    $61,820   $156,665

(1) All of the options reflected in the table were granted under TechTeam's 2004 Incentive Stock Award Plan. Option exercise prices are at market price on the date of grant. These options were vested immediately, but any stock acquired from the exercise of the options is restricted for two years following the date of the grant.

(2) Assumes rates of common stock price appreciation that are prescribed by the SEC and does not reflect TechTeam's estimates or projection of future common stock price.

           AGGREGATE OPTION EXERCISES IN 2005 AND YEAR-END VALUE TABLE

                                               EXERCISABLE   UNEXERCISABLE
                                                NUMBER OF      NUMBER OF         VALUE OF UNEXERCISED
                         SHARES                UNEXERCISED    UNEXERCISED      IN-THE-MONEY OPTIONS AT
                        ACQUIRED               OPTIONS AT      OPTIONS AT         DECEMBER 31, 2005
                           ON        VALUE    DECEMBER 31,    DECEMBER 31,   ---------------------------
         NAME           EXERCISE   REALIZED       2005            2005       EXERCISABLE   UNEXERCISABLE
         ----           --------   --------   ------------   -------------   -----------   -------------
William F. Coyro, Jr.    40,000    $150,500      115,000             --       $224,500        $    --
Larry W. Granger         10,000    $ 79,200       60,000         10,000       $112,400        $41,800
Robert W. Gumber          7,000    $ 35,700       32,000          7,000       $ 47,960        $29,260
James M. Hoen            16,500    $136,625       35,000          9,000       $ 49,910        $45,525
Christoph A. Neut        19,000    $163,455       34,000          9,000       $ 63,325        $45,525

EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL AGREEMENTS

On May 25, 2005, Dr. Coyro entered into a three-year employment agreement and non-competition agreement (the "Agreement") with TechTeam that provides for his employment as President and Chief Executive Officer of the Company. The Agreement was executed on May 25, 2005 and provides for a base annual salary of $360,000 per annum. The Agreement also provides that Dr. Coyro is entitled to bonuses under the Company's Annual Incentive Plan and Long Term Incentive Plan. Under the Agreement, Dr. Coyro is entitled to receive an individual medical insurance policy, as well as other benefits made available to other employees and management of TechTeam. In the event of a change of control, he would be entitled to payment of salary and other benefits for the longer of (a) one year or (b) the remaining term of the Agreement. The Agreement also provides certain covenants by Dr. Coyro not to compete with TechTeam during the term of the Agreement and for two years thereafter. On November 4, 2005, the Company announced that the Board had engaged a search firm to find a replacement for Dr. Coyro. On February 3, 2006, the Board removed Dr. Coyro from his role as President and Chief Executive Officer. On April 26, 2006, the Board terminated the Agreement for cause.

Christoph Neut, Vice President of Sales and Marketing for Europe, Middle East, and Africa, is an employee of TechTeam Global NV/SA, the Company's Belgian subsidiary. Mr. Neut has an employment contract with TechTeam Global NV/SA that is similar in material aspects to the employment contracts for other employees of TechTeam Global NV/SA.

On September 29, 2005, the Company entered into an employment contract with Robert W. Gumber, Vice President of Operations Europe, Middle East, and Africa. The contract provides that, from October 1, 2005 through December 31, 2006, Mr. Gumber will be employed as an expatriate in Belgium in the role of Vice President of Operations EMEA. Under the terms of the contract, Mr. Gumber will earn a base salary of $225,000 and will participate in the Company's Annual Incentive Plan. As an expatriate, the Company will also pay additional compensation $5,000 per month for his expatriate services, as well as other benefits standard with expatriate service, including a housing allowance that is not to exceed 4,000 euros per month. Until December 31, 2006, Mr. Gumber can be terminated only for cause as defined in the agreement.

Effective March 17, 2004, all executive officers of TechTeam have entered into Employment Agreements Relating to Change of Control with TechTeam. These agreements provide these executives, in the event of their involuntary termination after a change-in-control, with (i) payments by TechTeam of 100% of his/her base annual salary, (ii) accelerated vesting of all unvested options to purchase common stock of TechTeam, (iii) employee benefits for an one-year period, and (iv) one year of company-paid outplacement services. "Change of Control" is defined in the agreement as (1) the sale of (a) all then outstanding shares of common stock of TechTeam or (b) 51% of outstanding voting securities of TechTeam entitled to vote generally in the election of the directors; or (2) the consummation of the sale or other disposition of all or substantially all of the assets or operations of TechTeam.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2005, the Compensation Committee was comprised solely of non-employee directors. No member of the Compensation Committee was an officer or employee of TechTeam or any of its subsidiaries during 2005. None of the executive officers of TechTeam has served on the board of directors or on the compensation committees of any other entity of whose officers have served either on the Board of Directors or on the Compensation Committee of TechTeam.

DIRECTOR COMPENSATION

The following table provides information on TechTeam's compensation and reimbursement practices from June 1, 2005 through the end of fiscal 2005 for non-employee directors.

Monthly retainer                                                              $3,000
Additional monthly retainer for service as Chairman of the Board              $6,000
Additional monthly retainer for the Chair of the Audit Committee and          $2,000
   the Chair of the Compensation Committee
Fee for each committee meeting attended                                       $1,000
Additional fee for each committee meeting chaired                             $1,000
Stock awards                                                           100 shares per Board
                                                                         meeting attended
Annual stock option award on last business day of February                    10,000
Reimbursement for expenses attendant to Board membership                        Yes

Prior to June 1, 2005, the monthly retainer per director was $1,500 and fees related to committees were $600 per committee meeting and $600 per committee meeting chaired. The stock awards and stock option awards were granted under the Company's 1996 Non-Employee Director Stock Plan, which expired on December 31, 2005. Accordingly, effective January 1, 2006, the Directors no longer receive common stock as payment for attendance at meetings or an annual option grant under this plan. Stock options have an exercise price equal to the fair market value of a share of common stock on the date of the grant as determined by the closing price of the stock on the last business day in February. William F. Coyro, Jr., the Company's President and Chief Executive Officer during 2005, did not receive any compensation in his role as a Director.

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of April 10, 2006, how many shares of our common stock are beneficially owed by (i) any person who have reported or are known by TechTeam to be the beneficial owner of more than 5% of our common stock, (ii) each director and nominee for director, and (iii) named executive officers included in the Summary Compensation Table included in this proxy statement. The information for Kern Capital Management, LLC, Dimensional Fund Advisors, Inc., Costa Brava Partnership III, Janus Capital Management, LLC, and Diker GP, LLC is based upon their Schedule 13G filings in February 2006. The information for Ramius Capital Group, LLC is based upon its Schedule 13G filing of April 10, 2006. There were approximately 10,105,000 shares of TechTeam's common stock outstanding on this date.

                                        NUMBER OF SHARES                         PERCENTAGE OF
                                          BENEFICIALLY     ACQUIRABLE WITHIN      OUTSTANDING
NAME                                        OWNED (1)           60 DAYS        COMMON STOCK (1)
----                                    ----------------   -----------------   ----------------
Ramius Capital Group, LLC                    992,887                 --               9.8%
666 Third Avenue, 26th Floor
New York, New York 10017

Kern Capital Management, LLC                 920,700                 --               9.1
114 West 47th Street, Suite 1926
New York, NY 10036

Costa Brava Partnership III L.P              873,943                 --               8.7
68 Harvard Street, 3rd Floor,
Brookline, MA 02445

Dimensional Fund Advisors, Inc.              732,734                 --               7.3
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Janus Capital Management, LLC                644,992                 --               6.4
151 Detroit Street
Denver, CO 80206

Diker GP, LLC                                583,408                 --               5.8
745 Fifth Avenue, Suite 1409
New York, NY 10151

William C. Brown                              25,000             50,000                  **

Kim A. Cooper                                 20,825             90,000               1.1

William F. Coyro, Jr.                        164,372             95,000               2.6

G. Ted Derwa                                   4,900             30,000                  **

Larry W. Granger                              23,050             45,000                  **

Robert W. Gumber                              17,965             22,000                  **

James M. Hoen                                 14,204             37,500                  **

Christoph A. Neut                              9,255             39,000                  **

Wallace D. Riley                              62,200             90,000               1.5

Gregory C. Smith                              36,600             40,000                  **

Richard G. Somerlott                          43,019            100,000               1.4

Richard R. Widgren                             1,350                 --                  **

Current directors and named executive
   officers as a group (12 persons)                                                  10.5%

**   Less than 1%.

(1) The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority. For the purpose of computing the percentage of the outstanding shares owned by a stockholder, shares subject to such exercise are deemed to be outstanding securities of the class owned by that stockholder but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

                                                           EQUITY COMPENSATION PLAN INFORMATION
                                        -------------------------------------------------------------------------
                                                  (A)                      (B)                      (C)
                                        -----------------------   --------------------   ------------------------
                                                                                           NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                                          NUMBER OF SECURITIES                             FUTURE ISSUANCE UNDER
                                           TO BE ISSUED UPON        WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                        EXERCISE OF OUTSTANDING     EXERCISE PRICE OF        PLANS (EXCLUDING
                                           OPTIONS, WARRANTS      OUTSTANDING OPTIONS,          SECURITIES
            PLAN CATEGORY                    AND RIGHTS (1)        WARRANTS AND RIGHTS   REFLECTED IN COLUMN (A))
            -------------               -----------------------   --------------------   ------------------------
Equity compensation plans approved
   by security holders ..............          1,181,300                 $9.89                    313,075
Equity compensation plans not
   approved by security holders .....            221,670                 $6.83                         --
                                               ---------                 -----                    -------
Total ...............................          1,402,970                 $9.41                    313,075
                                               =========                 =====                    =======

(1)  Represents options to purchase shares of the Company's common stock.

Equity compensation plans not approved by security holders consists solely of the 1990 Nonqualified Stock Option Plan ("1990 Plan"). Information regarding the material features of the 1990 Plan is described in "Note 8 to the Consolidated Financial Statements" contained in "Item 8 -- Financial Statements and Supplementary Data" and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and a major customer are engaged in a pilot program testing software that is intended to evaluate and motivate help desk agents. The software is owned by an affiliate of Kim A. Cooper, the Chairman of the Board of the Company. The pilot program involves personnel of the Company but no significant out-of-pocket expense to the Company. If the pilot program is successful, the Company may negotiate a contract with the Chairman's affiliate for use of the software.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP ("Ernst & Young"), or its predecessors, have audited our consolidated financial statements since TechTeam became a public company in 1987. As our independent auditors, Ernst & Young will audit our consolidated financial statements for fiscal 2006 and perform audit-related services in connection with various accounting and financial reporting matters. Ernst & Young also performs for TechTeam certain non-audit services that are permitted under the Sarbanes-Oxley Act of 2002 and related rules of the SEC. The Audit Committee has determined that the provision of audit-related and permitted non-audit services provided by Ernst & Young is compatible with maintaining Ernst & Young's independence pursuant to the auditor independence rule of the SEC.

FEES OF ERNST & YOUNG FOR 2005

The aggregate fees for professional services by Ernst & Young in 2005 and 2004 were as follows:

       TYPE OF FEES            2005    2004
       ------------           ------   ----
                            ($ in thousands)
Audit Fees...............     $1,042   $402
Audit-Related Fees.......         22     49
Tax Fees.................        154    111
                              ------   ----
Total....................     $1,218   $562
                              ======   ====

In the above table, in accordance with SEC definitions and rules, "audit fees" are fees for professional services for the audit of the Company's consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, or for services that are normally provided by the independent auditor in connection with statutory and regulatory filings; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit of the Company's financial statements such as audits of employee benefit plans, accounting consultation, and pre-acquisition financial due diligence; and "tax fees" are fees for tax compliance and tax planning and consulting, including expatriate tax services.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit and non-audit services to be performed by the Company's independent auditor must be approved in advance by the Audit Committee. As permitted by the SEC's rules, the Audit Committee adopted a policy that provides for pre-approval by the Audit Committee of specifically defined audit, non-audit, and tax-related services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engage to perform it. The Audit Committee has delegated to the Chairman of the Audit Committee authority to approve permitted services provided that the Chairman reports any decisions to the Committee at its next scheduled meeting.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TECHTEAM GLOBAL, INC.



Date: May 1, 2006   By: /s/ William C. Brown             William C. Brown
                        ------------------------------   President, Chief Executive Officer,
                                                         and Director (Principal Executive
                                                         Officer)


                    By: /s/ Marc J. Lichtman             Marc J. Lichtman
                        ------------------------------   Chief Accounting Officer (Principal
                                                         Financial Officer and Principal
                                                         Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on May 1, 2006.


/s/ Kim A. Cooper                       Director
-------------------------------------
Kim A. Cooper


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