Form 10-Q
period 2006-03-31
TECHTEAM GLOBAL INC
filed 2006-05-10
CIK 805054

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

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

The number of shares of the registrant's common stock outstanding at May 1, 2006 was 10,112,939.

================================================================================

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I - FINANCIAL INFORMATION
   Item 1  Financial Statements                                              3
              Condensed Consolidated Statements of Operations --
                 Three Months Ended March 31, 2006 and 2005                  3
              Condensed Consolidated Balance Sheets --
                 As of March 31, 2006 and December 31, 2005                  4
              Condensed Consolidated Statements of Cash Flows --
                 Three Months Ended March 31, 2006 and 2005                  6
              Notes to Condensed Consolidated Financial Statements           7
   Item 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        18
   Item 3  Quantitative and Qualitative Disclosures About Market Risk       26
   Item 4  Controls and Procedures                                          26

PART II - OTHER INFORMATION
   Item 1  Legal Proceedings                                                27
   Item 1A Risk Factors                                                     28
   Item 2  Unregistered Sales of Equity Securities and Use of Proceeds      28
   Item 6  Exhibits                                                         28
SIGNATURES                                                                  29

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                 (In thousands, except share and per share data)

                                                                          THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                       -----------------
                                                                         2006      2005
                                                                       -------   -------
REVENUE
   IT outsourcing services .........................................   $19,097   $19,099
   Government technology services ..................................    11,785    14,962
   IT consulting and systems integration ...........................     7,203     5,852
   Technical staffing ..............................................     2,195     2,015
   Learning services ...............................................       318       110
                                                                       -------   -------
TOTAL REVENUE ......................................................    40,598    42,038
                                                                       -------   -------
COST OF REVENUE
   Cost of revenue .................................................    29,978    31,330
   Asset impairment loss ...........................................       580        --
                                                                       -------   -------
TOTAL COST OF REVENUE ..............................................    30,558    31,330
                                                                       -------   -------
GROSS PROFIT .......................................................    10,040    10,708
   Selling, general, and administrative expense ....................     9,704     8,290
                                                                       -------   -------
OPERATING INCOME ...................................................       336     2,418
   Interest income, net ............................................       146        83
   Foreign currency transaction gain (loss) ........................         7       (24)
                                                                       -------   -------
INCOME BEFORE INCOME TAXES .........................................       489     2,477
   Income tax provision ............................................       152       782
                                                                       -------   -------
INCOME FROM CONTINUING OPERATIONS ..................................       337     1,695
   Income from discontinued operations, net of tax of $29 in 2005 ..        --        55
                                                                       -------   -------
NET INCOME .........................................................   $   337   $ 1,750
                                                                       =======   =======
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations ...............................   $  0.03   $  0.18
   Income from discontinued operations .............................        --      0.01
                                                                       -------   -------
   Total basic earnings per common share ...........................   $  0.03   $  0.18
                                                                       =======   =======
BASIC EARNINGS PER PREFERRED SHARE
   Income from continuing operations ...............................       N/A   $  0.18
   Income from discontinued operations .............................       N/A      0.01
                                                                       -------   -------
   Total basic earnings per preferred share ........................       N/A   $  0.18
                                                                       =======   =======
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations ...............................   $  0.03   $  0.17
   Income from discontinued operations .............................        --      0.01
                                                                       -------   -------
   Total diluted earnings per common share .........................   $  0.03   $  0.18
                                                                       =======   =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE
   EQUIVALENTS OUTSTANDING
   Basic - common ..................................................     9,902     8,785
   Basic - preferred ...............................................        --       690
   Diluted - common ................................................    10,127     9,105

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                       MARCH 31,   DECEMBER 31,
                                                                         2006         2005
                                                                      -----------  ------------
                                                                      (Unaudited)
                               ASSETS
CURRENT ASSETS
   Cash and cash equivalents ......................................     $ 27,215   $ 34,756
   Accounts receivable (less allowance of $799 at March 31, 2006
      and $757 at December 31, 2005) ..............................       41,892     43,696
   Prepaid expenses and other .....................................        3,039      2,467
   Deferred income taxes ..........................................          142        141
   Net current assets of discontinued operations ..................           92        130
                                                                        --------   --------
   TOTAL CURRENT ASSETS ...........................................       72,380     81,190
                                                                        --------   --------
PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
   Computer equipment and office furniture ........................       24,511     23,577
   Purchased software .............................................       12,602     12,885
   Leasehold improvements .........................................        5,205      5,047
   Transportation equipment .......................................          436        425
                                                                        --------   --------
                                                                          42,754     41,934
   Less -- accumulated depreciation and amortization ..............      (34,517)   (33,871)
                                                                        --------   --------
   NET PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE ................        8,237      8,063
                                                                        --------   --------
OTHER ASSETS
   Goodwill .......................................................       22,100     22,104
   Intangible assets, net .........................................       10,710     11,213
   Other ..........................................................          441        440
                                                                        --------   --------
   TOTAL OTHER ASSETS .............................................       33,251     33,757
                                                                        --------   --------
TOTAL ASSETS ......................................................     $113,868   $123,010
                                                                        ========   ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      (In thousands, except share amounts)

                                                                            MARCH 31,   DECEMBER 31,
                                                                              2006         2005
                                                                           -----------  ------------
                                                                           (Unaudited)
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable ....................................................     $  6,951    $ 12,753
   Accrued payroll and related taxes and withholdings ..................        7,886      10,020
   Accrued expenses ....................................................        7,093       7,248
   Accrued income taxes ................................................           --         331
   Deferred revenue ....................................................          261         303
                                                                             --------    --------
   TOTAL CURRENT LIABILITIES ...........................................       22,191      30,655
                                                                             --------    --------
LONG-TERM LIABILITIES
   Long-term debt ......................................................        8,999      10,937
   Deferred income taxes ...............................................        2,315       2,614
   Other long-term liabilities .........................................          529         564
                                                                             --------    --------
   TOTAL LONG-TERM LIABILITIES .........................................       11,843      14,115
                                                                             --------    --------
SHAREHOLDERS' EQUITY
   Preferred stock, $0.01 par value, 4,310,344 shares authorized, none
      issued and outstanding at March 31, 2006 and December 31, 2005 ...           --          --
   Common stock, $0.01 par value, 45,000,000 shares authorized,
      10,092,937 and 9,943,262 shares issued and outstanding at
      March 31, 2006 and December 31, 2005, respectively ...............          101          99
   Additional paid-in capital ..........................................       69,122      69,148
   Unamortized deferred compensation ...................................           --        (866)
   Retained earnings ...................................................       10,598      10,261
   Accumulated other comprehensive income (loss) .......................           13        (402)
                                                                             --------    --------
   TOTAL SHAREHOLDERS' EQUITY ..........................................       79,834      78,240
                                                                             --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................     $113,868    $123,010
                                                                             ========    ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In thousands)

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               -------------------
                                                                                 2006       2005
                                                                               --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..............................................................    $   337   $  1,750
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
         Depreciation and amortization .....................................      1,219      1,470
         Asset impairment loss..............................................        580         --
         Non-cash expense related to stock options, restricted stock awards,
            and common stock issued to 401(k) plan and directors ...........        243         76
         Other .............................................................         39        (85)
         Changes in current assets and liabilities .........................     (7,002)     2,151
         Changes in long-term assets and liabilities .......................        (36)       315
         Income from discontinued operations ...............................         --        (55)
         Net operating cash flow from discontinued operations ..............         36         35
                                                                                -------   --------
      Net cash provided by (used in) operating activities ..................     (4,584)     5,657
                                                                                -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, equipment, and software ...........................     (1,307)      (809)
   Cash paid for acquisitions, net of cash acquired ........................       (468)   (21,260)
                                                                                -------   --------
      Net cash used in investing activities ................................     (1,775)   (22,069)
                                                                                -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock ..................................        560        227
   Tax benefit from exercise of stock options ..............................         96         --
   Payments on long-term debt ..............................................     (1,938)    (1,299)
   Proceeds from issuance of long-term debt ................................         --     15,000
   Net financing cash flow from discontinued operations ....................         --        (11)
                                                                                -------   --------
      Net cash provided by (used in) financing activities ..................     (1,282)    13,917
                                                                                -------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ...............        100       (485)
                                                                                -------   --------
DECREASE IN CASH AND CASH EQUIVALENTS ......................................     (7,541)    (2,980)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................     34,756     40,436
                                                                                -------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................    $27,215   $ 37,456
                                                                                =======   ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. ("TechTeam" or the "Company" or "we") in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2 -- COMPREHENSIVE INCOME

Comprehensive income consists of net income and foreign currency translation adjustments. A summary of comprehensive income is as follows:

                                                 THREE MONTHS
                                                     ENDED
                                                   MARCH 31,
                                                --------------
                                                2006     2005
                                                ----   -------
                                                (In thousands)
COMPREHENSIVE INCOME
Net income...................................   $337   $ 1,750
Other comprehensive income (loss) --
   Foreign currency translation adjustment...    415    (1,067)
                                                ----   -------
Comprehensive income.........................   $752   $   683
                                                ====   =======

NOTE 3 -- EARNINGS PER SHARE

Earnings per share is computed using the two-class method as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The two-class method is an earnings allocation formula that determines earnings per share separately for common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company's redeemable convertible preferred stock, outstanding between April 2003 and May 2005, was a participating security under SFAS 128. The redeemable convertible preferred stock had rights to undistributed earnings, but was not required to participate in net losses of the Company. In May 2005 through a series of transactions, the holder of the Company's preferred stock converted all 689,656 shares of preferred stock into an equal number of shares of unregistered Company common stock and sold those shares in the open market pursuant to rules and regulations of the United States Securities and Exchange Commission.

Earnings per share for common stock is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options, unvested restricted stock issued to employees, and shares held in escrow in connection with the Company's acquisition of TechTeam Akela SRL. Earnings per share for preferred stock is computed using the weighted average number of preferred shares outstanding. Earnings are allocated to each class of stock pro rata based on the weighted average number of shares and share equivalents outstanding for each class of stock.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (continued)

NOTE 3 -- EARNINGS PER SHARE (continued)

During the three months ended March 31, 2006 and 2005, 279,000 and 64,000 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company's common stock for the respective period.

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations:

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                                2006     2005
                                                              -------   ------
                                                         (In thousands, except per
                                                                 share data)
Income from continuing operations ...................         $   337   $1,695
Less - Income from continuing operations allocated to
   preferred shareholders ...........................              --      119
                                                              -------   ------
Income from continuing operations available to common
   shareholders .....................................         $   337   $1,576
                                                              =======   ======
Basic weighted average common shares ................           9,902    8,785
Common share equivalents ............................             225      320
                                                              -------   ------
Diluted weighted average common shares ..............          10,127    9,105
                                                              =======   ======
Weighted average preferred shares ...................              --      690
                                                              =======   ======
Earnings per share from continuing operations:
   Basic earnings per common share ..................         $  0.03   $ 0.18
   Basic earnings per preferred share ...............             N/A   $ 0.18
   Diluted earnings per common share ................         $  0.03   $ 0.17

NOTE 4 -- PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, we estimate the undiscounted cash flows of the long-lived assets over their remaining lives to evaluate whether the costs are recoverable. In the first quarter of 2006, we determined that certain software would no longer be used. Since we expect no future cash flows related to the software asset, we recorded an impairment loss of $580,000 to cost of revenue in our IT outsourcing services segment, which represented the net book value of the asset. We did not record an impairment loss in any other period presented.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (continued)

NOTE 5 -- GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill since December 31, 2005 consist of the following:

                                             IT       GOVERNMENT   IT CONSULTING
                                        OUTSOURCING   TECHNOLOGY    AND SYSTEMS
                                          SERVICES     SERVICES     INTEGRATION     TOTAL
                                        -----------   ----------   -------------   -------
                                                          (In thousands)
Balance as of January 1, 2006 .......       $371        $19,670       $2,063       $22,104
   Goodwill acquired (recovered) ....         --             --          (14)          (14)
   Effect of exchange rate changes ..         --             --           10            10
                                            ----        -------       ------       -------
Balance as of March 31, 2006 ........       $371        $19,670       $2,059       $22,100
                                            ====        =======       ======       =======

Goodwill is not amortized, but instead is subject to an annual impairment test on October 1 or whenever significant events or changes occur that might indicate impairment of recorded costs. In connection with the Company's goodwill impairment evaluation, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units. The Company determines the estimated fair value of each reporting unit and compares it to the carrying amount of the reporting unit. We did not record an impairment loss in any period presented.

In the future, to the extent the carrying amount of a reporting unit's goodwill exceeds the fair value of a reporting unit, an indication would exist that a reporting unit's goodwill may be impaired, and the Company would be required to perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation in an acquisition. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Other intangible assets consist of the following at March 31, 2006 and December 31, 2005:

                                 MARCH 31, 2006         WEIGHTED        DECEMBER 31, 2005       WEIGHTED
                             ----------------------      AVERAGE     ----------------------      AVERAGE
                                        ACCUMULATED   AMORTIZATION              ACCUMULATED   AMORTIZATION
                               COST    AMORTIZATION      PERIOD        COST    AMORTIZATION      PERIOD
                             -------   ------------   ------------   -------   ------------   ------------
                                         (In thousands)                          (In thousands)
Customer-related assets ..   $12,659      $2,865        7.8 years    $12,644      $2,448        7.8 years
Noncompete agreement .....       885         240        4.3 years        901         187        4.3 years
Trademark and name .......       384         113        3.9 years        392          89        3.9 years
                             -------      ------                     -------      ------
                             $13,928      $3,218                     $13,937      $2,724
                             =======      ======                     =======      ======

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

NOTE 5 -- GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

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

Our expected future amortization expense for intangible assets held at March 31, 2006 is as follows: $1,504,000 for the remainder of 2006, $1,914,000 in 2007,
$1,908,000 in 2008, $1,630,000 in 2009, and $1,483,000 in 2010.

NOTE 6 -- STOCK-BASED COMPENSATION

ADOPTION OF SFAS 123R

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, "Share-Based Payment," which requires companies to measure and recognize compensation expense for all share-based payment awards to employees and directors based on estimated fair values of all awards. Compensation expense is recognized over the period during which an employee or director is required to provide service in exchange for the award. SFAS 123R supersedes the Company's previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value method, no share-based compensation expense had been recognized in the Company's consolidated statements of operations for stock option awards with an exercise price equal to or greater than the fair value of the underlying stock on the date of grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company's consolidated financial statements from prior periods have not been restated and do not include the impact of SFAS 123R.

The company recorded pre-tax and after-tax amounts of $164,000 and $108,000, respectively, for share-based compensation expense during the three months ended March 31, 2006, as a result of adopting SFAS 123R. The corresponding impact on basic and diluted earnings per share was $0.01 for the three months ended March 31, 2006.

Stock-based compensation expense recognized in each period is based on the value of the portion of the share-based award that is ultimately expected to vest during the period. SFAS 123R requires that forfeitures be estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under SFAS 123 for periods prior to 2006, we accounted for forfeitures as they occurred.

On November 10, 2005 the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 123R-3, "Transition Election Related to Accounting for Tax Effect of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effect of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC Pool") related to the tax effect of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that are outstanding as of the adoption of SFAS 123R.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

NOTE 6 -- STOCK-BASED COMPENSATION (continued)

STOCK OPTIONS

We have stock options outstanding under three plans -- the 2004 Incentive Stock and Awards Plan ("2004 Plan"), the 1996 Non-Employee Directors Stock Plan ("1996 Plan"), and the 1990 Nonqualified Stock Option Plan ("1990 Plan"). As a result of the adoption of the 2004 Plan, options may no longer be granted under the 1990 Plan. Furthermore, our ability to issue options under the 1996 Plan expired on December 31, 2005.

Options outstanding under the 1990 Plan have expiration terms ranging from four to six years and become exercisable ratably over periods ranging from three to five years. Options outstanding under the 1996 Plan were granted with ten-year terms and became exercisable immediately on the date of grant. Non-employee directors of the Company received 100 shares of common stock for attendance at each Board meeting and an annual award of 10,000 stock options under the 1996 Plan prior to its expiration on December 31, 2005.

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

The company recorded $164,000 of compensation expense relating to outstanding options during the three months ended March 31, 2006. No compensation expense was recorded related to outstanding options during the three months ended March 31, 2005. As of March 31, 2006, total unrecognized compensation cost related to stock options was $301,000, which we expect to recognize over a weighted-average period of approximately 1.3 years.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option term, and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the option. The following assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2006 and 2005:

                                   THREE MONTHS ENDED
                                       MARCH 31,
                                 ---------------------
                                    2006        2005
                                 ----------   --------
Expected dividend yield ......       0.0%       0.0%
Weighted average volatility ..       42%         45%
Risk free interest rate ......   4.4% - 4.7%  3.3%-3.8%
Expected term (in years) .....       3.0         3.2

================================================================================

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

NOTE 6 -- STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company's activities with respect to its stock option plans as of and for the three months ended March 31, 2006:

                                                           WEIGHTED     WEIGHTED
                                                            AVERAGE      AVERAGE
                                                           EXERCISE     REMAINING     AGGREGATE
                                               NUMBER OF   PRICE PER   CONTRACTUAL    INTRINSIC
                                                 SHARES      SHARE        TERM          VALUE
                                               ---------   ---------   -----------   ----------
Outstanding at January 1, 2006 .............   1,402,970     $ 9.41
   Granted .................................     135,000     $ 9.69
   Exercised ...............................     (82,003)    $ 6.92
   Canceled ................................     (31,000)    $12.79
                                               ---------     ------
Outstanding at March 31, 2006 ..............   1,424,967     $ 9.50     7.3 Years    $3,058,865
                                               =========     ======     =========    ==========
Vested and expected to vest in the future
   at March 31, 2006 .......................   1,409,967     $ 9.47     7.3 Years    $2,972,205
                                               =========     ======     =========    ==========
Exercisable at March 31, 2006 ..............   1,296,967     $ 9.59     7.3 Years    $2,739,885
                                               =========     ======     =========    ==========

The weighted average grant-date fair value of options issued during the three months ended March 31, 2006 and 2005 was $3.21 and $3.68, respectively. The total intrinsic value for options exercised during the three months ended March 31, 2006 and 2005, was $281,000 and $124,000, respectively, which was determined as of the date of exercise.

Cash received from option exercises under all plans for the three months ended March 31, 2006 and 2005 was $560,000 and $227,000, respectively. The actual tax benefit realized related to tax deductions from option exercises under all plans totaled approximately $39,000 and $34,000, respectively, for the three months ended March 31, 2006 and 2005.

RESTRICTED COMMON STOCK

All restricted stock is authorized and issued under the 2004 Plan. Under the 2004 Plan, the Compensation Committee of the Board of Directors may issue stock options, performance shares, and restricted stock to employees and consultants representing up to 1,200,000 shares of our common stock. Performance shares and restricted stock awards may be granted subject to such terms and conditions as the Compensation Committee deems appropriate, including a condition that one or more performance goals be achieved for the participant to realize all or a portion of the award. The Company issued 26,000 shares of restricted stock under the 2004 Plan during the three months ended March 31, 2006, which vest ratably over a period of four years. No shares of restricted stock were granted under the 2004 Plan during the three months ended March 31, 2005. No performance shares were granted during any period presented.

Effective for 2004, our Board of Directors approved the Executive Long-Term Incentive Plan ("Long-Term Incentive Plan"), under which awards may be issued under: (1) a restricted stock program that focuses on retaining high performing executives over a longer period of time, (2) a performance stock program that focuses on rewarding extraordinary performing executives, and (3) a non-qualified stock option program that focuses on the long-term retention of key executives. Awards under these programs are administered in conjunction with the 2004 Plan whereby shares available for issuance are funded by the shares available for issuance under the 2004 Plan. Under the restricted stock program, certain members of management are entitled to an award of restricted stock equal to a percentage of the participant's salary if certain operating targets are met on a rolling three-year basis,

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

NOTE 6 -- STOCK-BASED COMPENSATION (continued)

except that the first year of the plan will be based on the operating target for only the first year, and the second year of the plan will be based on the cumulative operating target for the first and second years. Restricted stock awards do not vest ratably but instead become 100% vested at the end of five years from the date of grant. During the three months ended March 31, 2006 and 2005, the Company granted 42,306 and 46,460 shares of restricted stock, respectively, to certain employees under the Long-Term Incentive Plan.

The Company recorded approximately $66,000 and $23,000 of compensation expense related to outstanding shares of restricted stock under all plans during the three months ended March 31, 2006 and 2005, respectively. The weighted average grant date fair value of restricted stock granted under all plans during the three months ended March 31, 2006 and 2005, was $10.47 and $11.35 per share, respectively. Under the Long-Term Incentive Plan, the fair value of restricted stock awards is determined based on the average closing trading price of the Company's common stock for thirty (30) trading days prior to the date of grant. The fair value of restricted stock awards granted under the 2004 Plan was determined based on the closing trading price of the Company's common stock on the grant date.

At March 31, 2006 and 2005, there was approximately $1,048,000 and $866,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted stock granted to employees. Unrecognized compensation expense at March 31, 2006 is expected to be recognized over a weighted-average period of 4.2 years. Unrecognized compensation expense related to nonvested shares of restricted stock awards was recorded as unamortized deferred compensation within shareholders' equity at December 31, 2005. As part of the modified prospective transition method of adoption of SFAS 123R, approximately $866,000 of unamortized deferred compensation at December 31, 2005 has been reclassified as a component of additional paid-in-capital.

The following table summarizes the Company's activities with respect to its nonvested stock activity for the three months ended March 31, 2006:

                                               WEIGHTED
                                               AVERAGE
                                              EXERCISE
                                  NUMBER OF   PRICE PER
                                   SHARES       SHARE
                                  ---------   ---------
Nonvested at January 1, 2006 ..     46,460      $11.35
Granted .......................     68,306      $10.47
Vested ........................         --      $   --
Forfeited .....................         --      $   --
                                   -------      ------
Nonvested at March 31, 2006 ...    114,766      $10.83
                                   =======      ======

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

NOTE 6 -- STOCK-BASED COMPENSATION (continued)

PRO FORMA EMPLOYEE SHARE-BASED COMPENSATION EXPENSE

Prior to December 31, 2005, the Company accounted for its share-based compensation arrangements in accordance with the provisions and related interpretations of APB 25. The following pro forma table illustrates the effect on net income and earnings per share had the share-based awards been determined consistent with SFAS 123R:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                MARCH 31, 2005
                                                               ----------------
                                                                (In thousands,
                                                               except per share
                                                                     data)
Reported net income ........................................        $1,750
Add:Total stock-based compensation expense included in
   reported net income, net of tax .........................            28
Deduct: Total stock-based compensation expense determined
   under the fair value method for all awards, net of tax ..          (310)
                                                                    ------
Pro forma net income .......................................        $1,468
                                                                    ======
Basic earnings per common and preferred share:
   As reported .............................................        $ 0.18
   Pro forma ...............................................        $ 0.15
Diluted earnings per common share:
   As reported .............................................        $ 0.18
   Pro forma ...............................................        $ 0.15

NOTE 7 -- INCOME TAXES

For the three months ended March 31, 2006, the consolidated effective tax rate of 31.1% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and utilization of foreign tax loss carryforwards. For the three months ended March 31, 2005, the consolidated effective tax rate of 31.6% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions.

No provision has been made with respect to approximately $8,357,000 million of undistributed earnings of foreign subsidiaries at March 31, 2006, since we consider these earnings to be permanently reinvested.

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

NOTE 8 -- SEGMENT REPORTING (continued)

The accounting policies of the operating segments are the same as those described in Note 1 to the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. We evaluate segment performance based on segment gross profit. We do not allocate assets to operating segments, but we allocate certain amounts of depreciation and amortization expense to operating segments.

Financial information for our operating segments is as follows:

                                                       THREE MONTHS
                                                      ENDED MARCH 31,
                                                     -----------------
                                                       2006      2005
                                                     -------   -------
                                                      (In thousands)
REVENUE
   IT outsourcing services .......................   $19,097   $19,099
   Government technology services ................    11,785    14,962
   IT consulting and systems integration .........     7,203     5,852
   Technical staffing ............................     2,195     2,015
   Learning Services .............................       318       110
                                                     -------   -------
Total revenue ....................................   $40,598   $42,038
                                                     =======   =======
GROSS PROFIT
   IT outsourcing services .......................   $ 4,842   $ 4,913
   Less-- asset impairment loss ..................      (580)       --
                                                     -------   -------
      Total IT outsourcing services ..............     4,262     4,913
   Government technology services ................     3,440     4,337
   IT consulting and systems integration .........     1,846     1,038
   Technical staffing ............................       396       404
   Learning Services .............................        96        16
                                                     -------   -------
Total gross profit ...............................    10,040    10,708
   Selling, general, and administrative expense ..     9,704     8,290
   Net interest income ...........................       146        83
   Foreign currency transaction gain (loss) ......         7       (24)
                                                     -------   -------
Income before income taxes .......................   $   489   $ 2,477
                                                     =======   =======

Revenue from customers, or groups of customers under common control, that comprise 10% or greater of our total revenue in any period presented are as follows:

                                          THREE MONTHS
                                         ENDED MARCH 31,
                                         ---------------
                                          2006    2005
                                          ----    ----
Ford Motor Company and Subsidiaries ..    26.8%   28.3%
United States Government .............    25.5%   29.9%
                                          ----    ----
   Total .............................    52.3%   58.2%
                                          ====    ====

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

NOTE 8 -- SEGMENT REPORTING (continued)

We conduct business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the United States Government. For the three months ended March 31, 2006 and March 31, 2005, no single agency or department of the United States Government comprised 10% or greater of the Company's total revenue.

We attribute revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue by geographic area is presented below:

                        THREE MONTHS
                       ENDED MARCH 31,
                      -----------------
                       2006       2005
                      -------   -------
                        (In thousands)
REVENUE
   United States ..   $27,835   $29,395
   Europe:
      Belgium .....     8,807     8,905
      Other .......     3,956     3,738
                      -------   -------
   Total Europe ...    12,763    12,643
                      -------   -------
Total revenue .....   $40,598   $42,038
                      =======   =======

NOTE 9 -- CONTINGENCIES

EMPLOYMENT AGREEMENTS

On April 26, 2006, the Board of Directors of the Company (the "Board") terminated the Company's employment contract with William F. Coyro, Jr. (the "Agreement"). The Board believes such termination to be for cause, as set forth in the Agreement. The Board's decision to terminate the Agreement was based upon evidence that Dr. Coyro violated the terms of the Agreement, including but not necessarily limited to the requirement that he not disclose the Company's confidential information to third parties. Based upon communications from Dr. Coyro's attorney, the Company expects Dr. Coyro to sue the Company for breach of contract. Under the terms of Dr. Coyro's employment agreement, Dr. Coyro would have been entitled to his salary and benefits through April 30, 2008, if his employment with the Company had not been terminated with cause. No amounts have been recorded in the accompanying financial statements for any potential liability to Dr. Coyro as the Company does not believe, based upon current information, that it is probable that the Company is subject to liability for breach of contract. Dr. Coyro's annual salary was $360,000 per year.

As previously reported, the Board named William C. Brown as President and Chief Executive Officer in February 2006, replacing Dr. Coyro who remained an employee of the Company subject to the terms of the Agreement. Dr. Coyro remains a director of the Company.

COSTA BRAVA PARTNERSHIP III, L.P.

On January 27, 2006, Costa Brava Partnership III, L.P. ("Costa Brava"), a shareholder of the Company, filed a complaint in the State of Delaware Court of Chancery seeking to inspect certain books and records of the Company. Costa Brava subsequently filed an amended complaint seeking to inspect a broader list of the Company's books and records. Costa Brava was not seeking monetary relief. The Company answered the amended complaint stating in part that the request did not state a proper purpose for inspection, as required under Delaware law.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)

NOTE 9 -- CONTINGENCIES (continued)

On February 24, 2006, Costa Brava nominated seven directors to replace the Company's current Board at the Company's 2006 annual meeting in accordance with the nomination procedures set forth in the Company's by-laws. The Company subsequently stated its intent to contest Costa Brava's nominees and nominate its own slate of nominees (the contest between the two slates being the "Proxy Contest").

On May 4, 2006, the Company and Costa Brava entered into a settlement agreement (the "Settlement"). Under the terms of the Settlement, Costa Brava agreed to withdraw its proposal to nominate its own slate of directors for the Company and to stay the Delaware court proceedings, pending the election of directors at the Company's Annual Shareholders' Meeting that is scheduled to occur on June 14, 2006, at which time the complaint will be dismissed with prejudice. Further, under the Settlement, the Company agreed to reimburse Costa Brava up to $700,000 for its documented expenses incurred in connection with Costa Brava's efforts to replace the Company's current Board and its efforts to obtain certain books and records of the Company. The Company anticipates recording a charge for the estimated amount of expense reimbursement in the second quarter of 2006.

GENERAL

The Company is a party to various legal proceedings that are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on our liquidity, financial condition, or results of operations, although no assurances can be given in this regard.

NOTE 10 -- DISCONTINUED OPERATIONS

TechTeam Capital Group, LLC ("Capital Group"), a subsidiary of the Company, previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from two to five years. Capital Group ceased writing new leases in March 2000 and is in the final stages of running out its lease portfolio. Our future revenue stream from contractually committed leases is inconsequential to our results of operations. The primary activity that remains in closing down the leasing operation is the collection of accounts receivable, including older accounts receivable related to terminated leases, which will continue during 2006. As a result, Capital Group has been presented as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Disposal or Impairment of Long-Lived Assets." Under SFAS 144, the operating results of Capital Group are presented separately from continuing operations in the accompanying financial statements for all periods presented. Capital Group previously was reported as a separate operating segment called Leasing Operations.

Summarized information for Capital Group is as follows:

                                        THREE MONTHS
                                       ENDED MARCH 31,
                                       ---------------
                                        2006    2005
                                        ----    ----
                                        (In thousands)
Revenue ............................    $--     $67
Income (loss) before income taxes ..    $--     $84

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of TechTeam Global, Inc. and its consolidated subsidiaries ("TechTeam") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statement concerning developments or performance relating to or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers, and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; complexities of global political and economic developments; and other risks that are described herein, including but not limited to the items discussed in "Item 1A -- Risk Factors" of this report, and that are otherwise described from time to time in TechTeam's reports filed with the Securities and Exchange Commission. TechTeam assumes no obligation and does not intend to update these forward-looking statements.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TechTeam is a global provider of information technology ("IT") and business process outsourcing support services to Fortune 1000 companies, multinational companies, product providers, small and mid-size companies, and government entities.

Leadership Transition

For the past eight months, TechTeam has been undergoing a period of transition in its leadership. During the first quarter of 2006 and through the date of the filing of this Quarterly Report, the significance of this transition has become apparent.

Most importantly, William C. Brown was hired in February 2006 as President and Chief Executive Officer, replacing William F. Coyro, Jr., the founder of the Company. As Mr. Brown has gained knowledge and insight about the Company's service offerings, customers, management, and business opportunities, he has begun to reorganize our reporting structure into three macro business units -- Europe, Middle East and Africa ("EMEA"); the Americas; and TechTeam Government Solutions -- with the leader for each unit being responsible for the unit's profit and loss. The Company is in the process of hiring a senior executive that will take responsibility for the Americas business unit and is looking for a replacement in EMEA for Robert W. Gumber, who is currently serving as Vice President of Operations EMEA as a U.S. expatriate. Consistent with the restructuring of TechTeam's organization along geographic units, Mr. Brown anticipates the realignment of other executives in order to support growth and address the continued globalization of the Company's business, including the need to further standardize the Company's processes and service delivery, and the expansion into new geographies such as Asia.

In November 2005, Dennis J. Kelly, Jr. was hired as President of TechTeam Government Solutions, Inc. (formerly Digital Support Corporation ("DSC")). Mr. Kelly completed the integration of the Company's past two acquisitions in the United States, DSC and Sytel, Inc., in the first quarter of 2006. The integration merged all administrative functions, joined the operational resources into four distinct business lines -- U.S. Department of Defense; civilian health care; civilian enterprise systems; and state, local, and commercial services -- and enhanced the segment's sales resources and channel partners. The administrative team has been brought into the same facility in Chantilly, Virginia, but we do not anticipate the financial benefit of the integration to begin to manifest until the second half of 2006.

Further, a significant change is anticipated in the members of Company's Board of Directors. As a result of the Settlement Agreement entered into between the Company and one of its largest shareholders, Costa Brava Partnership III, L.P. ("Costa Brava") on May 4, 2006, it is anticipated that the Company will be led by a Board of Directors consisting of six new directors, effective with their election at the Company's annual meeting scheduled for June 14, 2006. The other two nominees for the Company's Board are Mr. Brown and Richard R. Widgren. Mr. Brown became a director on April 26, 2006, and Mr. Widgren has been a director since May 24, 2005. This reconstituted Board has strong industry knowledge and leadership experience. However, it will likely take time for the new Board to organize itself, understand the Company's business, and work with management to further develop the Company's business strategy.

Given the breadth of the anticipated changes in the leadership of the Company, it is reasonable to expect this transition to continue through the third quarter of 2006, as Mr. Brown works to develop a reinvigorated management team and go-to-market strategy, and the Board and management evaluate the Company's business strategies.

Operations

As reported in the Company's Annual Report on Form 10-K, the renewal of the Company's Ford Global SPOC Program contract in December 2005 resulted in a decrease in the service levels of our delivery model that allowed Ford to balance its need for a reduced cost of service while maintaining IT productivity and end-user satisfaction. As a part of this contract renewal, the Company began providing SPOC services to the Jaguar and Land Rover group in the United Kingdom on March 17, 2006, increasing the number of end users supported through the Global SPOC Program by over 10%. Revenue for the Global SPOC Program during the first quarter of 2006 decreased 6.7% from the first quarter of 2005. The Company anticipates that revenue will increase during the second quarter of 2006 by approximately 1-2% over the first quarter of 2006 due to the effect of the launch of additional business in the United Kingdom.

During the first quarter of 2006, gross margin was 24.7%. Excluding a $580,000 asset impairment loss recorded to cost of revenue resulting from writing off a software asset, the Company's gross margin improved to 26.2% from 25.5% for the first quarter of 2005. This improvement comes from improved utilization of our facilities in Southfield, Michigan, and Bucharest, Romania, the increasing utilization of our Romanian help desk to reduce the cost of existing business, and improvements in the performance of our IT consulting and systems integration segment due to the growth in business within our TechTeam Cyntergy subsidiary and the acquisition of TechTeam Akela SRL. While we anticipate a reduction in revenue and gross profit from our TechTeam Cyntergy subsidiary due to a reduction in volume of project-based work, we expect our overall gross margin percentage to remain relatively constant during 2006.

While the integration of our help desk facility in Romania has improved the profitability and flexibility of our multi-lingual help desk, the effects of intense competition for resources can be seen in Romania. Over the past year, a number of companies, including outsourcing competitors, have opened call centers in Bucharest. As a result of the increased competition for multi-lingual resources, over the long-term, we expect our labor costs to continue to increase at a rate greater than the Company experiences in other regions in which we operate. In an effort to address this risk, we are evaluating other regions within Romania to establish new operations.

During the first quarter, we improved our sales and marketing discipline to strengthen and expand our sales pipeline. Mr. Brown has implemented a new sales management process that assigns accountability to the person(s) responsible for profit and loss and measures progress on pipeline development. As a result of this discipline, the size and quality of the opportunities in our pipeline has improved. However, our sales cycle remains lengthy and we may not see the benefits of our efforts until the second half of 2006 or later. Furthermore, to the extent that we are successful in obtaining large IT outsourcing customers during the year, our experience indicates that there is a lag time between the launch of the project and when it produces a profit, the length of which is dependent upon the size of the customer and the project's launch schedule.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO MARCH 31, 2005

                                                THREE MONTHS
                                               ENDED MARCH 31,
                                              -----------------    INCREASE       %
                                                2006      2005    (DECREASE)   CHANGE
                                              -------   -------   -----------   ------
                                                 (In thousands, except percentages)
REVENUE
   IT outsourcing services ................   $19,097   $19,099     $    (2)       --
   Government technology services .........    11,785    14,962      (3,177)    (21.2)%
   IT consulting and systems integration ..     7,203     5,852       1,351      23.1%
   Technical staffing .....................     2,195     2,015         180       8.9%
   Learning services ......................       318       110         208       189%
                                              -------   -------     -------
TOTAL REVENUE .............................   $40,598   $42,038     $(1,440)     (3.4)%
                                              =======   =======     =======

The majority of the overall revenue decline of 3.4% to $40.6 million for the three months ended March 31, 2006, from $42.0 million from the comparable period in 2005, is attributable to the previously reported loss of a contract with the United States Department of State in September 2005, which provided $1.6 million in revenue for the first quarter of 2005. Revenue for the three months ended March 31, 2006 was also negatively affected by the strengthening of the U.S. dollar relative to the European euro and other international currencies in which the Company conducts business over the comparable period in 2005. These decreases were partially offset by revenue growth in IT consulting and systems integration services.

IT Outsourcing Services

Revenue from our IT outsourcing services was $19.1 million for the three months ended March 31, 2006 and 2005, remaining unchanged due to offsetting factors. We experienced an increase of 8.6% in revenue from IT outsourcing services in the United States, offset by a decline in revenue from Europe of 7.8%. The revenue growth in the U.S. is primarily due to new customer contracts obtained in the fourth quarter of 2005. The decline in Europe is primarily due to the strengthening of the U.S. dollar relative to the European euro and other international currencies in which the Company conducts business, which reduced revenue by approximately $1.1 million over the comparable period in 2005.

IT outsourcing revenue generated from Ford Motor Company ("Ford") declined 8.6% to $9.1 million for the three months ended March 31, 2006, from $9.9 million for the comparable period in 2005. Revenue from Ford decreased primarily due to a reduction in the number of seats supported as Ford continues to restructure its operations and reduce its worldwide workforce, from lower prices charged for a lower level of service provided under the Global SPOC contract renewal on December 1, 2005, and from changes in foreign exchange rates. Excluding the effect of changes in foreign exchange rates, revenue from Ford declined approximately 5% from the first quarter of 2005. Please refer to our discussion of Ford in the "Significant Customers" section of MD&A.

Government Technology Services

Revenue from government technology services decreased 21.2% to $11.8 million for the three months ended March 31, 2006, from $15.0 million for the comparable period in 2005, due to the loss of a contract with the United States Department of State in September 2005, which provided $1.6 million in revenue for the first quarter of 2005, from a decrease in resale items of $777,000, and from the completion of certain projects.

IT Consulting and Systems Integration Services

Revenue from IT consulting and systems integration increased 23.1% to $7.2 million for the three months ended March 31, 2006, from $5.9 million for the comparable period in 2005, due to revenue growth at TechTeam Cyntergy and our acquisition of TechTeam Akela SRL ("Akela") on October 3, 2005. Excluding revenue from Akela, revenue from IT consulting and systems integration increased 13.4% to $6.6 million for the three months ended March 31, 2006, from $5.9 million for the comparable period in 2005. While approximately 48% of the year-over-year growth in IT consulting and systems integration is due to TechTeam Cyntergy, revenue from TechTeam Cyntergy declined approximately 25% from the fourth quarter of 2005 as the services provided by TechTeam Cyntergy are project-based and the established projects that helped drive our performance in 2005 are being concluded during the first half of 2006. We are seeking projects with new customers to replace the decline in revenue in 2006 from 2005.

Geographic Discussion

Total revenue generated in the United States decreased 5.3% to $27.8 million for the three months ended March 31, 2006, from $29.4 million for the comparable period in 2005, primarily due to the previously reported loss of a contract with the United Sates Department of State in September 2005.

Revenue generated in Europe increased 0.9% to $12.8 million for the three months ended March 31, 2006, from $12.6 million for the comparable period in 2005, primarily due to our acquisition of Akela. Excluding revenue contributed by Akela, revenue generated in Europe decreased 5.4% to $12.0 million for the three months ended March 31, 2006, from $12.6 million for the comparable period in 2005, primarily due to the effect of changes in foreign exchange rates. If revenue in Europe for the three months ended March 31, 2006 were translated into U.S. dollars at the average exchange rate for the comparable period in 2005, reported revenue would have been increased by approximately $1.2 million. Since most of the Company's international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on net income is considerably less than the estimated impact on revenue and is not significant.

                                       THREE MONTHS ENDED MARCH 31,
                                  ---------------------------------------
                                         2006                 2005
                                  ------------------   ------------------
                                             GROSS                GROSS      INCREASE       %
                                   AMOUNT   MARGIN %    AMOUNT   MARGIN %   (DECREASE)   CHANGE
                                  -------   --------   -------   --------   ----------   ------
                                                (In thousands, except percentages)
GROSS PROFIT
   IT outsourcing services ....   $ 4,842     25.4%    $ 4,913     25.7%     $ (71)       (1.4)%
   Asset impairment loss ......      (580)      --          --       --       (580)         --
                                  -------              -------               -----
      Total IT outsourcing ....     4,262     22.3%      4,913     25.7%      (651)      (13.3)%
   Government technology
      services ................     3,440     29.2%      4,337     29.0%      (897)      (20.7)%
   IT consulting and systems
      integration .............     1,846     25.6%      1,038     17.7%       808        77.8%
   Technical staffing .........       396     18.0%        404     20.0%        (8)       (2.0)%
   Learning services ..........        96     30.2%         16     14.5%        80         500%
                                  -------              -------               -----
TOTAL GROSS PROFIT ............   $10,040     24.7%    $10,708     25.5%     $(668)       (6.2)%
                                  =======              =======               =====

Consistent with revenue, the majority of the overall gross profit decline of 6.2% to $10.0 million for the three months ended March 31, 2006, from $10.7 million for the comparable period in 2005, is attributable to the loss of a contract with the United Sates Department of State in September 2005 and a pre-tax charge to cost of revenue for the net carrying value of assets of $580,000 related to the Company's decision to discontinue using certain software. These decreases were partially offset by gross profit growth in IT consulting and systems integration services.

IT Outsourcing Services

Gross profit from IT outsourcing services decreased 13.3% to $4.3 million for the three months ended March 31, 2006, from $4.9 million for the comparable period in 2005. Gross margin (defined as gross profit divided by revenue) from IT outsourcing services decreased to 22.3% for the three months ended March 31, 2006, from 25.7% for the comparable period in 2005. For the three months ended March 31, 2006, gross profit includes an asset impairment loss for the net carrying value of assets of $580,000 related to the Company's decision to discontinue using certain software. Excluding the asset impairment loss, gross margin decreased slightly to 25.4% for the three months ended March 31, 2006, from 25.7% for the comparable period in 2005, primarily due to new customer launches.

Government Technology Services

Gross profit from government technology services decreased 20.7% to $3.4 million for the three months ended March 31, 2006, from $4.3 million for the comparable period in 2005. Gross margin from government technology services increased to 29.2% for the three months ended March 31, 2006, from 29.0% for the comparable period in 2005. The decrease in gross profit is primarily due to the loss of a contract with the United States Department of State in September 2005. The inclusion of resale items for both periods had the effect of reducing gross margin by 10 and 100 basis points in 2006 and 2005, respectively.

IT Consulting and Systems Integration Services

Gross profit from IT consulting and systems integration services increased 77.8% to $1.8 million for the three months ended March 31, 2006, from $1.0 million for the comparable period in 2005. Gross margin from IT consulting and systems integration increased to 25.6% for the three months ended March 31, 2006, from 17.7% for the comparable period in 2005. The increase in gross profit and gross margin was primarily due to revenue growth at TechTeam Cyntergy and our acquisition of Akela on October 3, 2005. Excluding the gross profit contributed by Akela, gross profit increased 54.9% to $1.6 million for the three months ended March 31, 2006, from $1.0 million for the comparable period in 2005, and gross margin increased to 24.2% from 17.7%. As discussed, we expect revenue from TechTeam Cyntergy to decrease during the first half 2006 as certain projects will slow or be completed during the spring and summer, and gross profit and gross margin are expected to decline accordingly.

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------    INCREASE       %
                                                          2006     2005           (DECREASE)   CHANGE
                                                         ------   ------          ----------   ------
                                                           (In thousands, except percentages)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense ...         $9,704   $8,290            $1,414      17.1%
Net interest income ............................         $  147   $   83            $   64      77.1%
Foreign currency transaction gain (loss) .......         $    7   $  (24)           $   31      (129)%
Income tax provision ...........................         $  152   $  782            $ (630)    (80.6)%

Selling, general, and administrative ("SG&A") expense increased 17.1% to $9.7 million, or 23.9% of total revenue, for the three months ended March 31, 2006, from $8.3 million, or 19.7% of total revenue, for the comparable period in 2005. The increase in SG&A expense can be primarily attributed to: (1) professional fees associated with responding to a complaint filed by a shareholder, Costa Brava Partnership III, L.P. ("Costa Brava"), seeking to inspect certain books and records of the Company and matters relating to the proxy contest initiated by Costa Brava related to the election of the Company's Board of Directors ($461,000), (2) the placement of the Company's new president and chief executive officer ($162,000), (3) the acquisition of Akela ($268,000), (4) costs related to the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ($170,000), and (5) stock-based compensation expense related to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," primarily attributable to stock options issued in the first quarter of 2006 ($164,000). By comparison, the Company's SG&A expense for the three months ended March 31, 2005 included an expense related to a one-time cash bonus of $200,000 paid to certain key employees of TechTeam Government Solutions, Inc. (formerly Digital Support Corporation, "DSC") following the successful renewal of a contract, in accordance with the terms of the Stock Purchase Agreement with DSC.

On May 4, 2006, the Company and Costa Brava entered into a settlement agreement (the "Settlement"). Under the terms of the Settlement, Costa Brava agreed to withdraw its proposal to nominate its own slate of directors for the Company and to stay court proceedings in the State of Delaware seeking to inspect certain books and records of the Company, pending the election of directors at the Company's Annual Shareholders' Meeting that is scheduled to occur on June 14, 2006, at which time the complaint will be dismissed with prejudice. Under the Settlement, the Company agreed to reimburse Costa Brava up to $700,000 in connection with Costa Brava's efforts to replace the Company's current Board and its efforts to obtain certain books and records of the Company. The Company anticipates recording a charge for the estimated amount of expense reimbursement in the second quarter of 2006 in addition to recording related professional fees incurred directly by the Company with respect to these matters.

Furthermore, we anticipate certain increases to SG&A expense as we continue to make investments in our global sales and marketing capabilities, in additional executive talent, in our technology infrastructure including a new telecommunications system, and in the expansion of the technical certifications of the Company and its employees in areas such as the Information Technology Infrastructure Library ("ITIL").

Net interest income increased to $147,000 for the three months ended March 31, 2006, from $83,000 for the comparable period in 2005, as a result of higher average rates of return on invested cash equivalents and less average outstanding long-term debt.

For the three months ended March 31, 2006, the consolidated effective tax rate of 31.1% differs from the statutory tax rate in the United States of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and utilization of foreign tax loss carryforwards. For the three months ended March 31, 2005, the consolidated effective tax rate of 31.6% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions.

SIGNIFICANT CUSTOMERS

We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the United States Government. For the three months ended March 31, 2006 and 2005, Ford accounted for 26.8% and 28.3%, respectively, of the Company's total revenue, and the United States Government accounted for 25.5% and 29.9%, respectively, of the Company's total revenue. For the three months ended March 31, 2006 and 2005, no single agency or department of the United States Government comprised 10% or greater of the Company's total revenue.

Ford Motor Company

Our business with Ford consists of help desk and desk side services, technical staffing, network management, support services provided to Volvo Car Corporation, a subsidiary of Ford, and a specific project installing personal computers subcontracted through Dell Inc. Revenue generated through our business with Ford decreased to $10.9 million for the three months ended March 31, 2006 from $11.9 million for the comparable period in 2005.

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

On December 1, 2005, we successfully renewed the Ford Global SPOC Program contract, our largest single contract with Ford, for three years through November 2008. Under the Global SPOC Program, we provide a set of infrastructure support services under specific service-level metrics, and we invoice Ford based upon the number of seats we support. Under the renewed contract, the standard global support model has been modified in order to satisfy Ford's requirement for a reduction in the price of the service provided and maintain the gross margin performance of the Global SPOC Program. As a result, Ford has agreed to reduced service levels and a restructuring of our service delivery. The initial price reduction occurred on December 1, 2005, a second reduction took place in February 2006, and a third reduction occurred following the launch of a significant new project that launched in March 2006 in the United Kingdom. This project will largely offset the revenue lost as a result of the price reductions given to Ford under the new contract.

As Ford implements its restructuring plan, we expect to see a reduction in the number of seats that we support absent further expansion into new areas of Ford. The number of seats supported will be determined bi-annually on December 1 and June 1 of each year. If certain contractual conditions are met, Ford and TechTeam will have the right during each six month period to request one out-of-cycle seat adjustment on a prospective basis. Although we are unable to predict the pace of Ford's restructuring plan, we estimate that our total revenue from Ford will decline approximately 3-5% in 2006 from 2005.

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

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, "Share-Based Payment," which requires companies to measure and recognize compensation expense for all share-based payment awards to employees and directors based on estimated fair values of all awards. SFAS 123R supersedes the Company's previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value method, no share-based compensation expense had been recognized in the Company's consolidated statements of operations for stock option awards with an exercise price equal to the fair value of the underlying stock on the date of grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company's consolidated financial statements from prior periods have not been restated and do not include the impact of SFAS 123R.

The company recorded pre-tax and after-tax amounts of $164,000 and $108,000, respectively, for share-based compensation expense during the three months ended March 31, 2006, as a result of adopting SFAS 123R. The corresponding impact on basic and diluted earnings per share was $0.01 for the three months ended March 31, 2006. No compensation expense was recorded related to outstanding options during the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $27.2 million at March 31, 2006, as compared to $34.8 million at December 31, 2005. During the three months ended March 31, 2006, cash and cash equivalents decreased $7.5 million primarily due to $4.6 million in net cash used in operating activities, $1.3 million in cash used for capital expenditures, and $1.9 million in payments on long-term debt. The negative cash flow from operating activities of $4.6 million for the three months ended March 31, 2006 was primarily due to a significant decrease in current liabilities of $8.5 million, which was partially offset by income prior to non-cash charges for depreciation and amortization.

Under various task order contracts with the United States Department of Homeland Security ("DHS"), we serve as the prime contractor and Electronic Data Systems Corporation ("EDS") serves as the subcontractor. EDS performs in excess of 95% of the work under the contract and creates the invoices, which the Company forwards to the DHS. Under the subcontract agreement with EDS, we do not pay EDS' invoices until Sytel receives payment from the DHS. Furthermore, we record revenue under this contract on a net basis whereby we only record revenue for the portion of the work that Sytel performs under the contract along with an administrative fee related to revenue earned by EDS. As a result, our accounts receivable include the gross amount billed to DHS by Sytel, including EDS' invoice, and our accounts payable include the amounts billed by EDS, but our recorded revenue does not include the amounts billed to Sytel by EDS. This has negatively affected our calculation of days sales outstanding.

Long-term cash requirements, other than for normal operating expenses, are anticipated for the continued expansion in Europe, enhancements of existing technologies, additional consideration that is payable to the selling shareholders Akela and TechTeam A.N.E. NV/SA if specific performance conditions and operating targets are met, possible global expansion activities, the possible payment of Company dividends, possible repurchases of our common stock, and the possible acquisition of businesses complementary to the Company's existing businesses. We believe that positive cash flows from operations, together with existing cash balances, will continue to be sufficient to meet our ongoing requirements for the next twelve months and foreseeable future. We have historically not paid dividends.

MATERIAL COMMITMENTS

There have been no significant changes in our material commitments disclosed in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes in the selection and application of critical accounting policies and estimates disclosed in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2005, except for the addition of the following item:

STOCK-BASED COMPENSATION:

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option term, and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the option. The following assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2006 and 2005, using the Black-Scholes option-pricing model:

                                 THREE MONTHS ENDED MARCH 31,
                                 ----------------------------
                                      2006          2005
                                   ----------   ----------
Expected dividend yield.......          0%           0%
Weighted average volatility...         42%          45%
Risk free interest rate.......     4.4% - 4.7%  3.3% - 3.8%
Expected term (in years)......         3.0          3.2

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks disclosed in "Item 7A -- Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4 -- CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2006, our management, with the participation of our chief executive officer and chief accounting officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief accounting officer concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief accounting officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the first quarter of 2006, we began a series of leadership changes within the Company, including the naming of a new President and Chief Executive Officer. Furthermore, the Company's Chief Financial Officer resigned on April 1, 2006. The Company's Chief Accounting Officer continues to oversee the Company's financial functions and its internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

EMPLOYMENT AGREEMENTS

On April 26, 2006, the Board of Directors of the Company (the "Board") terminated the Company's employment contract with William F. Coyro, Jr. (the "Agreement"). The Board believes such termination to be for cause, as set forth in the Agreement. The Board's decision to terminate the Agreement was based upon evidence that Dr. Coyro violated the terms of the Agreement, including but not necessarily limited to the requirement that he not disclose the Company's confidential information to third parties. Based upon communications from Dr. Coyro's attorney, the Company expects Dr. Coyro to sue the Company for breach of contract. Under the terms of Dr. Coyro's employment agreement, Dr. Coyro would have been entitled to his salary and benefits through April 30, 2008, if his employment with the Company had not been terminated with cause. No amounts have been recorded in the accompanying financial statements for any potential liability to Dr. Coyro as the Company does not believe, based upon current information, that it is probable that the Company is subject to liability for breach of contract. Dr. Coyro's annual salary was $360,000 per year.

COSTA BRAVA PARTNERSHIP III, L.P.

On January 27, 2006, Costa Brava Partnership III, L.P. ("Costa Brava"), a shareholder of the Company, filed a complaint in the State of Delaware Court of Chancery seeking to inspect certain books and records of the Company. Costa Brava subsequently filed an amended complaint seeking to inspect a broader list of the Company's books and records. Costa Brava is not seeking monetary relief. The Company answered the amended complaint stating in part that the request did not state a proper purpose for inspection, as required under Delaware law.

On February 24, 2006, Costa Brava nominated seven directors to replace the Company's current Board at the Company's 2006 annual meeting in accordance with the nomination procedures set forth in the Company's by-laws. The Company subsequently stated its intent to contest Costa Brava's nominees and nominate its own slate of nominees (the contest between the two slates being the "Proxy Contest").

On May 4, 2006, the Company and Costa Brava entered into a settlement agreement (the "Settlement"). Under the terms of the Settlement, Costa Brava agreed to withdraw its proposal to nominate its own slate of directors for the Company and to stay the Delaware court proceedings, pending the election of directors at the Company's Annual Shareholders' Meeting that is scheduled to occur on June 14, 2006, at which time the complaint will be dismissed with prejudice. Under the Settlement, the Company agreed to reimburse Costa Brava up to $700,000 in connection with Costa Brava's efforts to replace the Company's current Board and its efforts to obtain certain books and records of the Company. The Company anticipates recording a charge for the estimated amount of expense reimbursement in the second quarter of 2006.

GENERAL

The Company is a party to various legal proceedings that are routine and incidental to its business. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse affect on our liquidity, financial condition, or results of operations, although no assurances can be given in this regard.

ITEM 1A -- RISK FACTORS

There have been no changes in the risk factors disclosed in "Item 1A -- Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005, except that the following risk factor described as "We may become engaged in a proxy contest relating to the election of our Board of Directors, which contest could adversely affect our business," as disclosed in our Annual Report on Form 10-K, is no longer applicable as a result of the Company executing a settlement agreement with a shareholder.

ITEM 2 -- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities of the Company during the three months ended March 31, 2006.

The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the first quarter of 2006:

                                                                      TOTAL NUMBER OF      MAXIMUM NUMBER OF
                                        TOTAL NUMBER     AVERAGE    SHARES PURCHASED AS   SHARES THAT MAY YET
                                          OF SHARES    PRICE PAID     PART OF PUBLICLY     BE PURCHASED UNDER
                PERIOD                    PURCHASED     PER SHARE    ANNOUNCED PROGRAMS       THE PROGRAMS
                ------                  ------------   ----------   -------------------   -------------------
January 1, 2006 to January 31, 2006       5,421 (a)      $11.03             --                   --
February 1, 2006 to February 28, 2006     6,240 (a)      $10.43             --                   --
March 1, 2006 to March 31, 2006          10,441 (a)      $10.56             --                   --

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

                                        TechTeam Global, Inc.
                                        (Registrant)


Date: May 10, 2006                      By: /s/ William C. Brown
                                            ------------------------------------
                                            William C. Brown
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Officer)


                                        By: /s/ Marc J. Lichtman
                                            ------------------------------------
                                            Marc J. Lichtman
                                            Chief Accounting Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                  EXHIBT INDEX

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