Form 10-Q
period 2006-06-30
TECHTEAM GLOBAL INC
filed 2006-08-09
CIK 805054

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

                  For the quarterly period ended June 30, 2006

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

The number of shares of the registrant's common stock outstanding at August 1, 2006 was 10,288,352.

================================================================================

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I - FINANCIAL INFORMATION
   Item 1  Financial Statements                                             3
           Condensed Consolidated Statements of Operations --
              Three and Six Months Ended June 30, 2006 and 2005             3
           Condensed Consolidated Balance Sheets --
              As of June 30, 2006 and December 31, 2005                     4
           Condensed Consolidated Statements of Cash Flows --
              Six Months Ended June 30, 2006 and 2005                       6
           Notes to Condensed Consolidated Financial Statements             7
   Item 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          18
   Item 3  Quantitative and Qualitative Disclosures About Market Risk      31
   Item 4  Controls and Procedures                                         31

PART II - OTHER INFORMATION
   Item 1  Legal Proceedings                                               32
   Item 1A Risk Factors                                                    32
   Item 2  Unregistered Sales of Equity Securities and Use of Proceeds     33
   Item 4  Submission of Matters to a Vote of Security Holders             33
   Item 6  Exhibits                                                        34
SIGNATURES                                                                 35

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (In thousands, except per share data)

                                                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------   -------------------------
                                                               2006      2005               2006      2005
                                                             -------   -------            -------   -------
REVENUE
   IT outsourcing services ..........................        $20,412   $18,640            $39,509   $37,739
   Government technology services ...................         11,702    14,218             23,486    29,180
   IT consulting and systems integration ............          6,270     7,080             13,473    12,931
   Technical staffing ...............................          2,185     2,116              4,380     4,132
   Learning services ................................            300       231                618       341
                                                             -------   -------            -------   -------
TOTAL REVENUE .......................................         40,869    42,285             81,466    84,323
                                                             -------   -------            -------   -------
COST OF REVENUE
   Cost of revenue ..................................         31,138    31,284             61,116    62,614
   Asset impairment loss ............................             --        --                580        --
                                                             -------   -------            -------   -------
TOTAL COST OF REVENUE ...............................         31,138    31,284             61,696    62,614
                                                             -------   -------            -------   -------
GROSS PROFIT ........................................          9,731    11,001             19,770    21,709
   Selling, general, and administrative expense .....          9,897     8,871             19,601    17,162
                                                             -------   -------            -------   -------
OPERATING INCOME (LOSS) .............................           (166)    2,130                169     4,547
   Interest income, net .............................            173        80                320       163
   Foreign currency transaction gain (loss) .........           (106)      120                (98)       97
                                                             -------   -------            -------   -------
INCOME (LOSS) BEFORE INCOME TAXES ...................            (99)    2,330                391     4,807
   Income tax provision (credit) ....................            (24)      753                129     1,535
                                                             -------   -------            -------   -------
INCOME (LOSS) FROM CONTINUING OPERATIONS ............            (75)    1,577                262     3,272
   Income from discontinued operations, net of tax ..             --         1                 --        56
                                                             -------   -------            -------   -------
NET INCOME (LOSS) ...................................        $   (75)  $ 1,578            $   262   $ 3,328
                                                             =======   =======            =======   =======
BASIC EARNINGS (LOSS) PER COMMON SHARE
   Income (loss) from continuing operations .........        $ (0.01)  $  0.16            $  0.03   $  0.34
   Income from discontinued operations ..............             --        --                 --      0.01
                                                             -------   -------            -------   -------
   Total basic earnings (loss) per common share .....        $ (0.01)  $  0.16            $  0.03   $  0.34
                                                             =======   =======            =======   =======
BASIC EARNINGS PER PREFERRED SHARE
   Income from continuing operations.................        $   N/A   $  0.16            $   N/A   $  0.34
   Income from discontinued operations...............            N/A        --                N/A      0.01
                                                             -------   -------            -------   -------
   Total basic earnings per preferred share..........        $   N/A   $  0.16            $   N/A   $  0.34
                                                             =======   =======            =======   =======
DILUTED EARNINGS PER COMMON SHARE
   Income (loss) from continuing operations..........        $ (0.01)  $  0.16            $  0.03   $  0.33
   Income from discontinued operations...............             --        --                 --      0.01
                                                             -------   -------            -------   -------
   Total diluted earnings (loss) per common share....        $ (0.01)  $  0.16            $  0.03   $  0.33
                                                             =======   =======            =======   =======
WEIGHTED NUMBER OF COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING
   Basic -- common...................................         10,025     9,406              9,964     9,097
   Basic -- preferred................................             --       299                 --       591
   Diluted -- common.................................         10,025     9,772             10,157     9,436

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                            JUNE       DECEMBER
                        ASSETS                            30, 2006     31, 2005
                        ------                          -----------   ---------
                                                        (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents ........................     $ 28,269     $ 34,756
   Accounts receivable (less allowance of $832 at
      June 30, 2006 and $757 at December 31, 2005) ..       45,095       43,696
   Prepaid expenses and other .......................        4,464        2,467
   Deferred income taxes ............................          172          141
   Net current assets of discontinued operations ....           61          130
                                                          --------     --------
   TOTAL CURRENT ASSETS .............................       78,061       81,190
                                                          --------     --------
PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
   Computer equipment and office furniture ..........       25,082       23,577
   Purchased software ...............................       12,934       12,885
   Leasehold improvements ...........................        5,321        5,047
   Transportation equipment .........................          441          425
                                                          --------     --------
                                                            43,778       41,934
   Less -- accumulated depreciation and
      amortization ..................................      (35,279)     (33,871)
                                                          --------     --------
   NET PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE ..        8,499        8,063
                                                          --------     --------
OTHER ASSETS
   Goodwill .........................................       22,120       22,104
   Intangible assets, net ...........................       10,226       11,213
   Other ............................................          590          440
                                                          --------     --------
   TOTAL OTHER ASSETS ...............................       32,936       33,757
                                                          --------     --------
TOTAL ASSETS ........................................     $119,496     $123,010
                                                          ========     ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

               (In thousands, except share and per share amounts)

                                                            JUNE       DECEMBER
         LIABILITIES AND SHAREHOLDERS' EQUITY             30, 2006     31, 2005
         ------------------------------------           -----------   ----------
                                                        (Unaudited)
CURRENT LIABILITIES
   Accounts payable .................................     $  7,868     $ 12,753
   Accrued payroll, related taxes, and
      withholdings ..................................        9,105       10,020
   Accrued expenses .................................        9,655        7,579
   Deferred revenue .................................        1,193          303
                                                          --------     --------
   TOTAL CURRENT LIABILITIES ........................       27,821       30,655
                                                          --------     --------
LONG-TERM LIABILITIES
   Long-term debt ...................................        7,060       10,937
   Deferred income taxes ............................        2,084        2,614
   Other long-term liabilities ......................          503          564
                                                          --------     --------
   TOTAL LONG-TERM LIABILITIES ......................        9,647       14,115
                                                          --------     --------
SHAREHOLDERS' EQUITY
   Preferred stock, $0.01 par value, 4,310,344
      shares authorized, none issued and
      outstanding at June 30, 2006 and December 31,
      2005 ..........................................           --           --
   Common stock, $0.01 par value, 45,000,000 shares
      authorized, 10,288,352 and 9,943,262 shares
      issued and outstanding at June 30, 2006 and
      December 31, 2005, respectively ...............          103           99
   Additional paid-in capital .......................       70,573       69,148
   Unamortized deferred compensation ................           --         (866)
   Retained earnings ................................       10,523       10,261
   Accumulated other comprehensive income (loss) ....          829         (402)
                                                          --------     --------
   TOTAL SHAREHOLDERS' EQUITY .......................       82,028       78,240
                                                          --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........     $119,496     $123,010
                                                          ========     ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (In thousands)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                   --------------------
                                                                     2006         2005
                                                                   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..................................................   $    262   $  3,328
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
         Depreciation and amortization .........................      2,482      2,772
         Asset impairment loss .................................        580         --
         Non-cash expense related to stock-based compensation ..        297        375
         Other .................................................         73       (179)
         Changes in current assets and liabilities .............     (5,511)    (4,311)
         Changes in long-term assets and liabilities ...........       (750)    (1,127)
         Income from discontinued operations ...................         --        (56)
         Net operating cash flow from discontinued operations ..         66         67
                                                                   --------   --------
      Net cash provided by (used in) operating activities ......     (2,501)       869
                                                                   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, equipment, and software ...............     (2,174)    (1,677)
   Cash paid for acquisitions, net of cash acquired ............       (468)   (21,687)
                                                                   --------   --------
      Net cash used in investing activities ....................     (2,642)   (23,364)
                                                                   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock ......................      1,927      2,795
   Tax benefit from stock options ..............................        157         --
   Payments on long-term debt ..................................     (3,877)    (3,247)
   Proceeds from issuance of long-term debt ....................         --     15,000
   Net financing cash flow from discontinued operations ........         --        (11)
                                                                   --------   --------
      Net cash provided by (used in) financing activities ......     (1,793)    14,537
                                                                   --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ...        449     (1,315)
                                                                   --------   --------
DECREASE IN CASH AND CASH EQUIVALENTS ..........................     (6,487)    (9,273)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............     34,756     40,436
                                                                   --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................   $ 28,269   $ 31,163
                                                                   ========   ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. ("TechTeam" or the "Company" or "we") in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2 -- COMPREHENSIVE INCOME

Comprehensive income is defined as net income and all non-ownership changes in shareholders' equity. For the Company, comprehensive income consists of net income and the foreign currency translation adjustment for the period. A summary of comprehensive income for the periods presented is as follows:

                                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                                     JUNE 30,            JUNE 30,
                                                ------------------   ----------------
                                                  2006     2005       2006      2005
                                                  ----   -------     ------   -------
                                                            (In thousands)
COMPREHENSIVE INCOME
Net income (loss)............................     $(75)  $ 1,578     $  262   $ 3,328
Other comprehensive income (loss) --
   Foreign currency translation adjustment...      816    (1,536)     1,231    (2,603)
                                                  ----   -------     ------   -------
Comprehensive income.........................     $741   $    42     $1,493   $   725
                                                  ====   =======     ======   =======

NOTE 3 -- EARNINGS PER SHARE

For periods ending prior to July 1, 2005, earnings per share is computed using the two-class method as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The two-class method is an earnings allocation formula that determines earnings per share separately for common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company's redeemable convertible preferred stock, outstanding between April 2003 and May 2005, was a participating security under SFAS 128. The redeemable convertible preferred stock had rights to undistributed earnings, but was not required to participate in net losses of the Company. In May 2005 through a series of transactions, the holder of the Company's preferred stock converted all 689,656 shares of preferred stock into an equal number of shares of unregistered Company common stock and sold those shares in the open market pursuant to rules and regulations of the United States Securities and Exchange Commission.

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 3 -- EARNINGS PER SHARE (continued)

During the three months ended June 30, 2006, 1,144,716 stock options and shares of restricted stock were excluded from the computation of diluted earnings per share due to the net loss for the period. During the three months ended June 30, 2005, 60,000 stock options were excluded from the computation of diluted earnings per share because the exercise prices of the options were higher than the average market price of the Company's common stock for the period. During the six months ended June 30, 2006 and 2005, 349,900 and 65,000 stock options, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of the options were higher than the average market price of the Company's common stock for the respective period.

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations:

                                                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------   -------------------------
                                                                2006     2005                2006     2005
                                                              -------   ------             ------    ------
                                                                 (In thousands, except per share data)
Income (loss) from continuing operations ............         $   (75)  $1,577             $   262   $3,272
Less - Income from continuing operations allocated
   to preferred shareholders ........................              --       49                  --      200
                                                              -------   ------             -------   ------
Income (loss) from continuing operations available
   to common shareholders ........................            $   (75)  $1,528             $   262   $3,072
                                                              =======   ======             =======   ======
Basic weighted average common shares ................          10,025    9,406               9,964    9,097
Common stock equivalents ............................              --      366                 193      339
                                                              -------   ------             -------   ------
Diluted weighted average common shares ..............          10,025    9,772              10,157    9,436
                                                              =======   ======             =======   ======
Weighted average preferred shares ...................              --      299                  --      591
                                                              =======   ======             =======   ======
Earnings (loss) per share from continuing operations:
   Basic earnings (loss) per common share ...........         $ (0.01)  $ 0.16             $  0.03   $ 0.34
   Basic earnings per preferred share ...............         $   N/A   $ 0.16             $   N/A   $ 0.34
   Diluted earnings (loss) per common share .........         $ (0.01)  $ 0.16             $  0.03   $ 0.33

NOTE 4 -- PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, we estimate the undiscounted cash flows of the long-lived assets over their remaining lives to evaluate whether the costs are recoverable. In the first quarter of 2006, we determined that certain software would no longer be used. Since we expect no future cash flows related to the software asset, we recorded an impairment loss of $580,000 in the first quarter of 2006 to cost of revenue in our IT outsourcing services segment, which represented the net book value of the asset. We did not record an impairment loss in any other period presented.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE 5 -- GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill since December 31, 2005 consist of the following:

                                             IT       GOVERNMENT   IT CONSULTING
                                        OUTSOURCING   TECHNOLOGY    AND SYSTEMS
                                          SERVICES     SERVICES     INTEGRATION     TOTAL
                                        -----------   ----------   -------------   -------
                                                          (In thousands)
Balance as of January 1, 2006........       $371        $19,670        $2,063      $22,104
   Goodwill acquired (recovered).....         --                          (14)         (14)
   Effect of exchange rate changes...         --             --            30           30
                                            ----        -------        ------      -------
Balance as of June 30, 2006..........       $371        $19,670        $2,079      $22,120
                                            ====        =======        ======      =======

Goodwill is not amortized, but instead is subject to an annual impairment test on October 1 or whenever significant events or changes occur that might indicate impairment of recorded costs. In performing the Company's goodwill impairment evaluation, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units. The Company determines the estimated fair value of each reporting unit and compares it to the carrying amount of the reporting unit. We did not record an impairment loss in any period presented.

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

Other intangible assets consist of the following at June 30, 2006:

                                                         WEIGHTED
                                                         AVERAGE
                                        ACCUMULATED   AMORTIZATION
                               COST    AMORTIZATION       PERIOD
                             -------   ------------   -------------
                                         (In thousands)
Customer-related assets ..   $12,677      $3,289        7.8 years
Noncompete agreement .....       885         293        4.3 years
Trademark and name .......       384         138        3.9 years
                             -------      ------
                             $13,946      $3,720
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

Our expected future amortization expense for intangible assets held at June 30, 2006 is as follows: $1,062,000 for the remainder of 2006, $1,914,000 in 2007,
$1,908,000 in 2008, $1,630,000 in 2009, and $1,483,000 in 2010.

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

The company recorded pre-tax and after-tax amounts of $39,000 and $26,000, respectively, for share-based compensation expense during the three months ended June 30, 2006, as a result of adopting SFAS 123R. The company recorded pre-tax and after-tax amounts of $203,000 and $134,000, respectively, for share-based compensation expense during the six months ended June 30, 2006, as a result of adopting SFAS 123R.

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 -- STOCK-BASED COMPENSATION (continued)

STOCK OPTIONS

We have stock options outstanding under three plans -- the 2004 Incentive Stock and Awards Plan ("2004 Plan"), the 1996 Non-Employee Directors Stock Plan ("1996 Plan"), and the 1990 Nonqualified Stock Option Plan ("1990 Plan"). As a result of the adoption of the 2004 Plan, options may no longer be granted under the 1990 Plan. Furthermore, our ability to issue options under the 1996 Plan expired on December 31, 2005. The Company expects to seek approval from its shareholders for a new non-employee directors stock plan.

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

The company recorded $39,000 and $203,000 of compensation expense during the three and six months ended June 30, 2006, respectively, relating to outstanding options. No compensation expense was recorded during the three and six months ended June 30, 2005 related to outstanding options. As of June 30, 2006, total unrecognized compensation cost related to stock options was $262,000, which we expect to recognize over a weighted-average period of approximately 1.1 years.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option term, and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the option. The following assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2006 and 2005:

                                 SIX MONTHS ENDED JUNE 30,
                                 -------------------------
                                      2006        2005
                                    --------   --------
Expected dividend yield ......           0.0%       0.0%
Weighted average volatility ..            42%        43%
Risk free interest rate ......      4.4%-4.7%  3.3%-3.8%
Expected term (in years) .....           3.0        3.1

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 -- STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company's activities with respect to its stock option plans as of and for the six months ended June 30, 2006:

                                                         WEIGHTED     WEIGHTED
                                                         AVERAGE      AVERAGE
                                                         EXERCISE    REMAINING    AGGREGATE
                                            NUMBER OF   PRICE PER   CONTRACTUAL   INTRINSIC
                                              SHARES      SHARE         TERM         VALUE
                                            ---------   ---------   -----------   ---------
Outstanding at January 1, 2006 ..........   1,402,970     $ 9.41
     Granted ............................     135,000     $ 9.69
     Exercised ..........................    (305,336)    $ 6.31
     Canceled ...........................    (197,667)    $12.07
                                            ---------     ------
Outstanding at June 30, 2006 ............   1,034,967     $ 9.77     7.8 Years     $404,380
                                            =========     ======     =========     ========
Vested and expected to vest in the future
     at June 30, 2006 ...................   1,034,967     $ 9.77     7.8 Years     $404,380
                                            =========     ======     =========     ========
Exercisable at June 30, 2006 ............     931,967     $ 9.92     7.9 Years     $285,140
                                            =========     ======     =========     ========

No options were issued during the three months ended June 30, 2006. The weighted average grant-date fair value of options issued during the three months ended June 30, 2005 was $3.50. The weighted average grant-date fair value of options issued during the six months ended June 30, 2006 and 2005, was $3.21 and $3.61, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005, was $888,000 and $1,918,000, respectively, and the total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $1,169,000 and $2,041,000, respectively. The intrinsic value were determined as of the date of exercise.

Cash received from option exercises under all plans for the three months ended June 30, 2006 and 2005, was $1,366,000 and $2,568,000, respectively. Cash received from option exercises under all plans for the six months ended June 30, 2006 and 2005, was $1,927,000 and $2,795,000, respectively. The actual tax benefit realized related to tax deductions from option exercises under all plans totaled approximately $32,000 and $255,000 for the three months ended June 30, 2006 and 2005, respectively. The actual tax benefit realized related to tax deductions from option exercises under all plans totaled approximately $71,000 and $289,000 for the six months ended June 30, 2006 and 2005, respectively.

RESTRICTED COMMON STOCK

All restricted stock is authorized and issued under the 2004 Plan. Under the 2004 Plan, the Compensation Committee of the Board of Directors may issue stock options, performance shares, and restricted stock to employees and consultants representing up to 1,200,000 shares of our common stock. Performance shares and restricted stock awards may be granted subject to such terms and conditions as the Compensation Committee deems appropriate, including a condition that one or more performance goals be achieved for the participant to realize all or a portion of the award. No shares of restricted stock were granted under the 2004 Plan during the three months ended June 30, 2006. The Company issued 26,000 shares of restricted stock under the 2004 Plan during the six months ended June 30, 2006, which vest ratably over a period of four years. No shares of restricted stock were granted under the 2004 Plan during the three and six months ended June 30, 2005. No performance shares were granted during any period presented.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 -- STOCK-BASED COMPENSATION (continued)

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

Under the restricted stock program, certain members of management are entitled to an award of restricted stock equal to a percentage of the participant's salary if certain operating targets are met on a rolling three-year basis, except that the first year of the plan will be based on the operating target for only the first year, and the second year of the plan will be based on the cumulative operating target for the first and second years. Restricted stock awards do not vest ratably but instead become 100% vested at the end of five years from the date of grant. During the three months ended June 30, 2006 and 2005, no shares of restricted stock were granted under the Long-Term Incentive Plan. During the six months ended June 30, 2006 and 2005, the Company granted 42,306 and 46,460 shares of restricted stock, respectively, to certain employees under the Long-Term Incentive Plan.

The Company recorded approximately $15,000 and $23,000 of compensation expense related to outstanding shares of restricted stock under all plans during the three months ended June 30, 2006 and 2005, respectively. The Company recorded approximately $81,000 and $47,000 of compensation expense related to outstanding shares of restricted stock under all plans during the six months ended June 30, 2006 and 2005, respectively. The weighted average grant date fair value of restricted stock granted under all plans during the six months ended June 30, 2006 and 2005, was $10.47 and $11.35 per share, respectively. Under the Long-Term Incentive Plan, the fair value of restricted stock awards is determined based on the average closing trading price of the Company's common stock for thirty (30) trading days prior to the date of grant. The fair value of restricted stock awards granted under the 2004 Plan was determined based on the closing trading price of the Company's common stock on the grant date.

At June 30, 2006 and 2005, there was approximately $733,000 and $486,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted stock granted to employees. Unrecognized compensation expense at June 30, 2006 is expected to be recognized over a weighted-average period of 3.9 years. Unrecognized compensation expense related to nonvested shares of restricted stock awards was recorded as unamortized deferred compensation within shareholders' equity at December 31, 2005. As part of the modified prospective transition method of adoption of SFAS 123R, approximately $866,000 of unamortized deferred compensation at December 31, 2005 has been reclassified as a component of additional paid-in-capital.

The following table summarizes the Company's activities with respect to its nonvested stock activity for the six months ended June 30, 2006:

                                               WEIGHTED
                                               AVERAGE
                                               EXERCISE
                                  NUMBER OF   PRICE PER
                                    SHARES      SHARE
                                  ---------   ---------
Nonvested at January 1, 2006 ..     46,460      $11.35
Granted .......................     68,306      $10.47
Vested ........................         --      $   --
Forfeited .....................    (29,587)     $10.93
                                   -------      ------
Nonvested at June 30, 2006 ....     85,179      $10.79
                                   =======      ======

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 -- STOCK-BASED COMPENSATION (continued)

PRO FORMA EMPLOYEE SHARE-BASED COMPENSATION EXPENSE

Prior to December 31, 2005, the Company accounted for its share-based compensation arrangements in accordance with the provisions and related interpretations of APB 25. The following pro forma table illustrates the effect on net income and earnings per share had the share-based awards been determined consistent with SFAS 123R:

                                                               THREE MONTHS   SIX MONTHS
                                                                   ENDED         ENDED
                                                                 JUNE 30,      JUNE 30,
                                                                   2005          2005
                                                               ------------   ----------
                                                               (In thousands, except per
                                                                      share data)
Reported net income ........................................      $1,578        $3,328
Add -- total stock-based compensation expense included in
   reported net income, net of tax .........................          29            56
Deduct -- total stock-based compensation expense determinedd
   under the fair value method for all awards, net of tax ..        (351)         (623)
                                                                  ------        ------
Pro forma net income .......................................      $1,256        $2,761
                                                                  ======        ======

Basic earnings per common and preferred share:
   As reported .............................................      $ 0.16        $ 0.34
   Pro forma ...............................................      $ 0.13        $ 0.28
Diluted earnings per common share:
   As reported .............................................      $ 0.16        $ 0.33
   Pro forma ...............................................      $ 0.12        $ 0.28

NOTE 7 -- INCOME TAXES

For the three months ended June 30, 2006, the consolidated effective tax rate of 24.2% differs from the statutory tax rate in the United States of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34%, the utilization of foreign tax loss carryforwards, and adjusting the year-to-date effective tax rate to approximate the estimated effective tax rate for fiscal 2006. For the six months ended June 30, 2006, the consolidated effective tax rate of 33.0% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and utilization of foreign tax loss carryforwards.

For the three and six months ended June 30, 2005, the consolidated effective tax rate of 32.3% and 31.9%, respectively, differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions.

No provision has been made with respect to approximately $8,773,000 million of undistributed earnings of foreign subsidiaries at June 30, 2006, since we consider these earnings to be permanently reinvested.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 also provides guidance regarding subsequent reversal of a tax position, balance sheet classification, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its analysis of the potential impact of FIN 48 on the Company's financial position or results of operations.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -- SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is the Executive Leadership Team, which is comprised of the President and the lead executives of each of our functional divisions. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services.

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

Financial information for our operating segments is as follows:

                                                     THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------   -------------------------
                                                            2006       2005              2006       2005
                                                          --------   -------           --------   -------
                                                                          (In thousands)
REVENUE
   IT outsourcing ................................         $20,412   $18,640            $39,509   $37,739
   Government technology services ................          11,702    14,218             23,486    29,180
   IT consulting and systems integration .........           6,270     7,080             13,473    12,931
   Technical staffing ............................           2,185     2,116              4,380     4,132
   Learning services .............................             300       231                618       341
                                                           -------   -------            -------   -------
Total revenue ....................................         $40,869   $42,285            $81,466   $84,323
                                                           =======   =======            =======   =======
GROSS PROFIT
   IT outsourcing ................................         $ 4,778   $ 4,528            $ 9,619   $ 9,441
   Less-- asset impairment loss ..................              --        --                580        --
                                                           -------   -------            -------   -------
      Total IT outsourcing services ..............           4,778     4,528              9,039     9,441
   Government technology services ................           3,283     4,256              6,723     8,592
   IT consulting and systems integration .........           1,179     1,588              3,025     2,626
   Technical staffing ............................             387       538                783       942
   Learning services .............................             104        91                200       108
                                                           -------   -------            -------   -------
Total gross profit ...............................           9,731    11,001             19,770    21,709
   Selling, general, and administrative expense ..           9,897     8,871             19,601    17,162
   Interest income, net ..........................             173        80                320       163
   Foreign currency transaction gain (loss) ......            (106)      120                (98)       97
                                                           -------   -------            -------   -------
Income (loss) before income taxes ................         $   (99)  $ 2,330            $   391   $ 4,807
                                                           =======   =======            =======   =======

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -- SEGMENT REPORTING (continued)

We attribute revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue by geographic area is presented below:

                       THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                       ---------------------------   -------------------------
                              2006      2005               2006      2005
                            -------   -------            -------   -------
                                            (In thousands)
REVENUE
   United States ...        $27,063   $29,550            $54,897   $58,945
   Europe:
      Belgium ......          9,061     9,361             17,868    18,266
      Other ........          4,745     3,374              8,701     7,112
                            -------   -------            -------   -------
   Total Europe ....         13,806    12,735             26,569    25,378
                            -------   -------            -------   -------
Total revenue ......        $40,869   $42,285            $81,466   $84,323
                            =======   =======            =======   =======

Revenue from customers, or groups of customers under common control, that comprise 10% or greater of our total revenue in any period presented are as follows:

                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                         ---------------------------   -------------------------
                                                 2006   2005                  2006   2005
                                                 ----   ----                  ----   ----
Ford Motor Company and Subsidiaries...           27.2%  27.5%                 27.0%  27.9%
United States Government..............           25.1%  29.6%                 25.3%  29.8%
                                                 ----   ----                  ----   ----
Total.................................           52.3%  57.1%                 52.3%  57.7%
                                                 ====   ====                  ====   ====

We conduct business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the United States Government. For the three and six months ended June 30, 2006 and 2005, no single agency or department of the United States Government comprised 10% or greater of the Company's total revenue.

NOTE 9 -- CONTINGENCIES

On July 21, 2006, the Company was notified by the U.S. Department of Labor Occupational Safety and Health Agency that its former Vice President, Chief Financial Officer, and Treasurer, David W. Morgan, had filed a complaint against the Company alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1514A. In his complaint, Mr. Morgan asserts that he resigned from employment with the Company due to actions taken against him as a result of certain alleged protected activities. Mr. Morgan seeks unspecified economic and special damages. The Company believes Mr. Morgan's assertions are without merit, and it intends to vigorously defend itself against this complaint.

Separately, Mr. Morgan has made a demand on the Company seeking compensation for an allegedly wrongful termination of his employment with the Company. He has also demanded retraction of certain allegedly defamatory statements published by the Company, and payment of unspecified damages as result of these statements having been made.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 -- CONTINGENCIES (continued)

As previously reported in the Company's Quarterly Report on Form 10-Q for the first quarter of 2006, the Company terminated the Company's employment contract with William F. Coyro, Jr., its former President and Chief Executive Officer. Dr. Coyro has notified the Company that he is seeking damages resulting from his alleged wrongful termination and alleged defamatory statements published by the Company.

No amounts have been recorded in the accompanying financial statements for any potential liability to Dr. Coyro or Mr. Morgan as the Company believes their claims are without merit and that any potential liability cannot be reasonably estimated at this time.

In addition to the above matters, from time to time the Company is involved in various routine litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.

NOTE 10 -- DISCONTINUED OPERATIONS

TechTeam Capital Group, LLC ("Capital Group"), a subsidiary of the Company, previously wrote leases for computer, telecommunications, and other types of capital equipment. Capital Group ceased writing new leases in March 2000 and has no remaining active leases. The primary activity that remains in closing down the leasing operation is the collection of accounts receivable. As a result, Capital Group has been presented as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Disposal or Impairment of Long-Lived Assets." Under SFAS 144, the operating results of Capital Group are presented separately from continuing operations in the accompanying financial statements for all periods presented. Capital Group previously was reported as a separate operating segment. Summarized information for Capital Group is as follows:

                                THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                ---------------------------   -------------------------
                                        2006   2005                  2006   2005
                                        ----   ----                  ----   ----
                                                     (In thousands)
Revenue                                  $--    $1                    $--    $68
Income before income taxes...            $--    $1                    $--    $84

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TechTeam is a global provider of information technology ("IT") and business process outsourcing services to Fortune 1000 companies, multinational companies, product providers, small and mid-size companies, and government entities.

Our operating results have declined in the first and second quarters of 2006, from the comparable periods in 2005, as evidenced by a decline in revenue, gross profit and gross margin, and, consequently, operating and net income. The net decline in performance is primarily the result of the conclusion and wind-down of certain contracts in both our Government Technology Services and IT Consulting and Systems Integration segments, the latter of which provided significant growth in 2005. These declines were partially offset by organic revenue growth in our IT Outsourcing Services segment from new customer accounts obtained in the fourth quarter of 2005; however, our profitability in this segment suffered due to expenses incurred in the ramp-up of two of these new customer accounts, the largest of which was launched in three phases over the past eight months.

We are committed to delivering world-class service. For that reason, we have been careful to staff these new customer accounts with additional resources during their initial ramp-up. While this has delayed profitability on these accounts, we believe it has proven our determination to deliver quality customer results, on which long-term client relationships are built. These accounts improved their performance from the first quarter and, as our partnerships with these new customers grow and as our action plans are executed, we expect continuing improvement in the profitability of these accounts.

Our operating results for the six months ended June 30, 2006, also include the negative impact of an asset impairment loss of $580,000, recorded to cost of revenue during the first quarter, and legal and professional fees incurred during the first and second quarters totaling $1.3 million associated with a complaint filed by a shareholder, Costa Brava Partnership III, L.P. ("Costa Brava"), seeking to inspect certain books and records of the Company, the related proxy contest initiated by Costa Brava related to the election of the Company's Board of Directors, and the Settlement Agreement resolving these matters. The negative impact of these items was partially offset by the positive impact from improved utilization of our facilities in Southfield, Michigan, and Bucharest, Romania, the increasing utilization of our Romanian help desk to reduce the cost of existing business, and our acquisition of TechTeam Akela SRL ("Akela").

We will meet certain challenges as we look to improve our operating performance in future periods. We anticipate certain increases to selling, general and administrative ("SG&A") expense as we continue to make investments in our global sales and marketing capabilities, additional executive talent, our technology infrastructure, and the expansion of the technical certifications of the Company and its employees in areas such as the Information Technology Infrastructure Library standard, or ITIL. Furthermore, we expect the costs of ongoing compliance with the Sarbanes-Oxley Act of 2002 ("SOX Act") to increase over the second half of 2006, when compared to the first half of 2006, as we move further into our assessment of controls as of December 31, 2006. However, we also expect certain reductions to SG&A expense in future periods as certain leases have expired and have not been renewed, we attempt to reduce inefficient and non-value-added costs, and we continue to maintain our balance between investing in revenue growth and containing costs.

While the integration of our help desk facility in Romania has improved the profitability and flexibility of our existing business and multi-lingual help desk, the effects of increasing competition for resources can be seen in Romania. Over the past year, a number of companies, including outsourcing competitors, have opened call centers in Bucharest. As a result of the increased competition for multi-lingual resources, over the long-term, we expect our labor costs to continue to increase at a rate greater than the Company experiences in other regions in which we operate. In an effort to address this risk, we are evaluating other regions within Romania and in the Asia-Pacific region to establish new operations.

Finally, as reported in the Company's Annual Report on Form 10-K, we renewed the Company's Ford Motor Company ("Ford") Global SPOC Program contract in December 2005. While Ford continues to be a significant customer of the Company, we estimate that our total revenue from Ford under all programs will decline approximately 3-5% in 2006 from 2005. Please refer to our discussion of Ford in the "Impact of Business with Major Clients" section of MD&A.

Leadership Transition

In addition to the operating challenges we are navigating, TechTeam has been undergoing a period of transition in its leadership over the past three quarters. Most importantly, William C. Brown was hired in February 2006 as President and Chief Executive Officer, replacing William F. Coyro, Jr., the founder of the Company. In June 2006, the Company named a new Chief Financial Officer, and in November 2005, the Company hired a new President of TechTeam Government Solutions, Inc. ("TTGSI," formerly Digital Support Corporation), to replace the departing Presidents of TTGSI and Sytel, Inc. ("Sytel"). As Mr. Brown has gained knowledge and insight about the Company's service offerings, customers, management, and business opportunities, he has initiated the process of realigning our management structure into three macro business units -- the Americas; Europe, Middle East and Africa ("EMEA"); and TechTeam Government Solutions -- with the leader for each unit being responsible for the unit's profit and loss financial performance. Consistent with the realignment of TechTeam's organization along geographic units, he has realigned certain executives and managers in order to support growth and address the continued globalization of the Company's business, including the need to further standardize the Company's processes and service delivery, and the expansion into new geographies such as the Asia-Pacific Region.

We implemented a new sales management process in the first quarter with the goal of substantially increasing the focus of our new business pipeline development activities. Pipeline status is now managed by business unit and by sales resource within each business unit. As a result of this process change, the size and quality of the opportunities in our pipeline has improved. However, our sales cycle remains lengthy and we may not see the full benefits of our efforts until later in 2006 or early 2007. Furthermore, to the extent that we are successful in obtaining large IT outsourcing customers, our experience indicates that there is a lag time between the launch of the project and when it produces a profit, the length of which is dependent upon the size of the customer, the project's launch schedule, and the complexity of the project.

A leadership change also occurred in the members of the Company's Board of Directors. As a result of the Settlement Agreement entered into between the Company and Costa Brava on May 4, 2006, a Board of Directors consisting of six new directors was elected at the Company's Annual Meeting on June 14, 2006. Aside from the six new directors, the other two directors on the Company's Board are Mr. Brown and Richard R. Widgren. Mr. Brown became a director on April 26, 2006, and Mr. Widgren has been a director since May 24, 2005. This reconstituted Board has strong industry knowledge and leadership experience.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005

REVENUE


                                              THREE MONTHS ENDED JUNE 30,
                                              ---------------------------    INCREASE       %
                                                     2006      2005         (DECREASE)   CHANGE
                                                   -------   -------        ----------   ------
                                                      (In thousands, except percentages)
REVENUE
   IT outsourcing services ................        $20,412   $18,640         $ 1,772       9.5%
   Government technology services .........         11,702    14,218          (2,516)    (17.7)%
   IT consulting and systems integration ..          6,270     7,080            (810)    (11.4)%
   Technical staffing .....................          2,185     2,116              69       3.3%
   Learning services ......................            300       231              69      29.9%
                                                   -------   -------         -------
TOTAL REVENUE .............................        $40,869   $42,285         $(1,416)     (3.3)%
                                                   =======   =======         =======

As shown in the above table, the majority of the overall revenue decline of 3.3% to $40.9 million for the quarter ended June 30, 2006, from $42.3 million for the comparable quarter in 2005, is attributable to the conclusion of certain contracts in our Government Technology Services segment, and the wind-down of certain systems implementation and training projects in our IT Consulting and Systems Integration segment that drove significant growth in this segment in 2005. These decreases were partially offset by our acquisition of TechTeam Akela SRL ("Akela") on October 3, 2005, and revenue growth in our IT Outsourcing Services segment from new customer accounts. Excluding revenue from Akela, revenue decreased 5.8% to $39.8 million for the quarter ended June 30, 2006, from the comparable quarter in 2005. The effect of exchange rate changes on reported revenue for the second quarter of 2006, relative to the second quarter of 2005, was not significant.

IT Outsourcing Services

Revenue from our IT Outsourcing Services segment increased to $20.4 million for the quarter ended June 30, 2006, from $18.6 million for the comparable quarter in 2005. We experienced an increase in revenue of 15.2% from IT Outsourcing Services in the United States, while revenue in Europe increased 4.2%. The revenue growth in the U.S. is primarily due to new customer contracts obtained during the fourth quarter of 2005 that provided $1.8 million in revenue in the second quarter. The revenue growth in Europe is primarily from our shared services offering for our pharmaceutical clients, which grew by 47.9% from the second quarter of 2005, and revenue growth from Ford Motor Company ("Ford").

Globally, IT Outsourcing Services revenue generated from Ford declined 3.0% to $9.2 million for the quarter ended June 30, 2006, from $9.5 million for the comparable quarter in 2005. Revenue from Ford declined in each country except the United Kingdom, where we began providing SPOC services to the Jaguar and Land Rover group on March 17, 2006. Revenue from Ford in other regions decreased primarily due to a reduction in the number of seats supported as Ford continues to restructure its operations and reduce its worldwide workforce and from lower prices charged under the Global SPOC Program contract renewal on December 1, 2005. Please refer to our discussion of Ford in the "Impact of Business with Major Clients" section of MD&A.

Government Technology Services

Revenue from our Government Technology Services segment decreased 17.7% to $11.7 million for the quarter ended June 30, 2006, from $14.2 million for the comparable quarter in 2005, primarily due to the conclusion of certain contracts that provided $2.0 million in revenue in the second quarter of 2005, and the completion of projects at other customers. We are diligently working to replace this revenue through our pursuit of new contract vehicles, while maintaining a keen focus on existing contracts that are scheduled to expire where the Company will have to recompete for the work. The new business development team and sales pipeline have been rebuilt. Consistent with our other leadership and process changes, it may take two or more quarters for the full benefit of these changes to be realized through enough contract wins to reflect year-over-year revenue growth.

IT Consulting and Systems Integration

Revenue from our IT Consulting and Systems Integration segment decreased 11.4% to $6.3 million for the quarter ended June 30, 2006, from $7.1 million for the comparable quarter in 2005, due to the wind-down of certain systems implementation and training projects in the hospitality industry that drove significant growth in this segment in 2005. The decline in revenue was partially offset by our acquisition of TechTeam Akela SRL ("Akela") on October 3, 2005. Excluding revenue from Akela, revenue from IT Consulting and Systems Integration decreased 21.8% to $5.5 million for the quarter ended June 30, 2006, from the comparable quarter in 2005. While the decline in revenue from certain project-based work was expected, we were not able to replace the work prior to the decline in revenue. Yet, we expect to execute a new contract with a current, major hospitality customer that, depending on the customer's plans, could represent a substantial new, multi-year program beginning in the fourth quarter of 2006.

Geographic Discussion

Total revenue generated in the United States decreased 8.4% to $27.1 million for the quarter ended June 30, 2006, from $29.6 million for the comparable quarter in 2005, primarily due to the aforementioned decline in revenue from our Government Technology Services and IT Consulting and Systems Integration segments. These declines were partially offset by revenue from new customer contracts awarded in the fourth quarter of 2005.

Revenue generated in Europe increased 8.4% to $13.8 million for the quarter ended June 30, 2006, from $12.7 million for the comparable quarter in 2005, primarily due to our acquisition of Akela. Excluding revenue from Akela, revenue generated in Europe increased 0.3% to $12.8 million for the quarter ended June 30, 2006, from the comparable period in 2005, primarily due to an increase in revenue from IT Outsourcing Services offset by a decrease in revenue from IT Consulting and Systems Integration services. The effect of exchange rate changes on reported revenue for the second quarter of 2006, relative to the second quarter of 2005, was not significant.

GROSS PROFIT

                                       THREE MONTHS ENDED JUNE 30,
                                 --------------------------------------
                                        2006                2005
                                 -----------------   ------------------
                                            GROSS                GROSS     INCREASE       %
                                 AMOUNT   MARGIN %    AMOUNT   MARGIN %   (DECREASE)   CHANGE
                                 ------   --------   -------   --------   ----------   ------
                                              (In thousands, except percentages)
GROSS PROFIT
   IT outsourcing services ...   $4,778     23.4%    $ 4,528     24.3%     $   250       5.5%
   Government technology
      services ...............    3,283     28.1%      4,256     29.9%        (973)    (22.9)%
   IT consulting and systems
      integration ............    1,179     18.8%      1,588     22.4%        (409)    (25.8)%
   Technical staffing ........      387     17.7%        538     25.4%        (151)    (28.1)%
   Learning services .........      104     34.7%         91     39.4%          13      14.3%
                                 ------              -------               -------
TOTAL GROSS PROFIT ...........   $9,731     23.8%    $11,001     26.0%     $(1,270)    (11.5)%
                                 ======              =======               =======

Consistent with revenue, the majority of the overall decline in gross profit of 11.5% to $9.7 million for the quarter ended June 30, 2006, from $11.0 million for the comparable quarter in 2005, is attributable to the conclusion of certain contracts in our Government Technology Services segment and the wind-down of certain systems implementation and training projects in our IT Consulting and Systems Integration segment that drove significant growth in this segment in 2005. These decreases were partially offset by gross profit growth in our IT Outsourcing Services segment from new customer accounts.

IT Outsourcing Services

Gross profit from our IT Outsourcing Services segment increased 5.5% to $4.8 million for the quarter ended June 30, 2006, from $4.5 million for the comparable quarter in 2005. Gross margin (defined as gross profit divided by revenue) from IT Outsourcing Services decreased to 23.4% for the quarter ended June 30, 2006, from 24.3% for the comparable period in 2005. This segment experienced an increase in gross profit and gross margin related to our shared services offering for our pharmaceutical clients where we experienced 47.9% revenue growth and were successful in transitioning the majority of the service delivery for these customers to our Romanian facility. However, the improvement in gross margin was fully offset by delayed profitability on two, major, new customer accounts, the largest of which was launched in three phases over the past eight months. We are committed to delivering world-class service. For that reason, we have been careful to staff these new customer accounts with additional resources during their initial ramp-up. While this has delayed profitability on these accounts, we believe it has proven our determination to deliver quality customer results, on which long-term client relationships are built. These accounts improved their performance from the first quarter and, as our partnerships with these new customers grow and as our action plans are executed, we expect continuing improvement in these accounts.

Government Technology Services

Gross profit from our Government Technology Services segment decreased 22.9% to $3.3 million for the quarter ended June 30, 2006, from $4.3 million for the comparable quarter in 2005. Gross margin from Government Technology Services decreased to 28.1% for the quarter ended June 30, 2006, from 29.9% for the comparable period in 2005. The decrease in gross profit and gross margin is primarily due to the conclusion of certain contracts that provided $2.0 million in revenue in the second quarter of 2005, and the completion of projects at other customers. The inclusion of resale items for both periods had the effect of reducing gross margin by approximately 90 and 20 basis points in the second quarter of 2006 and 2005, respectively.

IT Consulting and Systems Integration

Gross profit from our IT Consulting and Systems Integration segment decreased 25.8% to $1.2 million for the quarter ended June 30, 2006, from $1.6 million for the comparable quarter in 2005. Gross margin from IT Consulting and Systems Integration decreased to 18.8% for the quarter ended June 30, 2006, from 22.4% for the comparable quarter in 2005. The decrease in gross profit and gross margin was primarily due to the wind-down of certain systems implementation and training projects in the hospitality industry that drove significant growth in this segment in 2005, and we experienced a temporary decline in gross profit and gross margin from our on-going project installing personal computers at Ford subcontracted through Dell Inc. These declines were partially offset by our acquisition of Akela on October 3, 2005. Excluding the gross profit contributed by Akela, gross profit decreased 40.9% to $938,000 for the quarter ended June 30, 2006, from the comparable quarter in 2005, and gross margin decreased to 16.9% from 22.4%. While some of the decline in gross profit and gross margin from the wind-down of certain project-based work was expected, we were not able to replace the work prior to these declines. Yet, we expect to execute a new contract with a current, major hospitality customer that, depending on the customer's plans, could represent a substantial new, multi-year program beginning in the fourth quarter of 2006.

OPERATING EXPENSES AND OTHER

                                                    THREE MONTHS
                                                   ENDED JUNE 30,
                                                  ---------------    INCREASE       %
                                                   2006     2005    (DECREASE)   CHANGE
                                                  ------   ------   ----------   ------
                                                    (In thousands, except percentages)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense ..   $9,897   $8,871     $1,026     11.6%
Net interest income ...........................   $  173   $   80     $   93      116%
Foreign currency transaction gain (loss) ......   $ (106)  $  120     $ (226)    (188)%
Income tax provision (credit) .................   $  (24)  $  753     $ (777)    (103)%

Selling, general, and administrative ("SG&A") expense increased 11.6% to $9.9 million, or 24.2% of total revenue, for the three months ended June 30, 2006, from $8.9 million, or 21.0% of total revenue, for the comparable period in 2005. The increase in SG&A expense can be primarily attributed to: (1) legal and professional fees associated with responding to a complaint filed by a shareholder, Costa Brava Partnership III, L.P. ("Costa Brava"), seeking to inspect certain books and records of the Company, matters relating to the proxy contest initiated by Costa Brava related to the election of the Company's Board of Directors, and the Settlement Agreement with respect to these matters ($851,000), (2) the acquisition of Akela ($285,000), and (3) an increase in sales and marketing expenses as we continue to make prudent investments in our sales and marketing function globally ($426,000). These increases were partially offset by: (1) a decrease in costs associated with the Company's ongoing compliance with the SOX Act ($525,000) and a shift in these costs from the first half of the year to the second half of the year when compared to 2005, and (2) a decline in incentive compensation expense ($60,000) as a result of the decline in the Company's revenue and operating income from 2005.

On May 4, 2006, the Company and Costa Brava entered into a settlement agreement (the "Settlement"). Under the terms of the Settlement, Costa Brava withdrew its proposal to nominate its own slate of directors for the Company and dismissed the complaint with prejudice upon the election of directors at the Company's Annual Shareholders' Meeting on June 14, 2006. Further, under the Settlement, the Company agreed to reimburse Costa Brava for its documented expenses incurred in connection with Costa Brava's efforts to replace the Company's current Board and its efforts to obtain certain books and records of the Company. The Company recorded a charge of $600,000 in the quarter ended June 30, 2006, for the estimated amount of expense reimbursement, which is included in the $851,000 of legal and professional fees noted in the preceding paragraph.

Net interest income increased to $173,000 for the three months ended June 30, 2006, from $80,000 for the comparable period in 2005, as a result of higher average rates of return on invested cash equivalents and less average outstanding long-term debt.

For the three months ended June 30, 2006, the consolidated effective tax rate of 24.2% differs from the statutory tax rate in the United States of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34%, the utilization of foreign tax loss carryforwards, and adjusting the year-to-date effective tax rate to approximate the estimated effective tax rate for fiscal 2006. For the three months ended June 30, 2005, the consolidated effective tax rate of 32.3% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005

REVENUE

                                                  SIX MONTHS
                                                ENDED JUNE 30,
                                              -----------------    INCREASE       %
                                                2006      2005    (DECREASE)   CHANGE
                                              -------   -------   ----------   ------
                                                 (In thousands, except percentages)
REVENUE
   IT outsourcing services ................   $39,509   $37,739    $ 1,770       4.7%
   Government technology services .........    23,486    29,180     (5,694)    (19.5)%
   IT consulting and systems integration ..    13,473    12,931        542       4.2%
   Technical staffing .....................     4,380     4,132        248       6.0%
   Learning services ......................       618       341        277      81.2%
                                              -------   -------    -------
TOTAL REVENUE .............................   $81,466   $84,323    $(2,857)     (3.4)%
                                              =======   =======    =======

As shown in the above table, the majority of the overall revenue decline of 3.4% to $81.5 million for the six months ended June 30, 2006, from $84.3 million from the comparable period in 2005, is attributable to the conclusion of certain contracts in our Government Technology Services segment and the wind-down of certain systems implementation and training projects in our IT Consulting and Systems Integration segment that drove significant growth in this segment in 2005. These decreases were partially offset by our acquisition of Akela on October 3, 2005, and revenue growth in our IT Outsourcing Services segment from new customer accounts. Excluding revenue from Akela, revenue decreased 5.6% to $79.6 million for the six months ended June 30, 2006, from the comparable period in 2005. Revenue for the six months ended June 30, 2006 was also negatively affected by the strengthening of the U.S. dollar relative to the European euro and other international currencies in which the Company conducts business, which reduced revenue by approximately $1.4 million over the comparable period in 2005.

IT Outsourcing Services

Revenue from our IT Outsourcing Services segment increased to $39.5 million for the six months ended June 30, 2006, from $37.7 million for the comparable period in 2005. We experienced an increase in revenue of 11.8% from IT Outsourcing Services in the United States, while revenue in Europe decreased 1.9%. The revenue growth in the U.S. is primarily due to new customer contracts obtained during the fourth quarter of 2005 that provided $3.2 million in revenue for the six months ended June 30, 2006. Europe experienced revenue growth primarily from our shared services offering for our pharmaceutical clients, which grew by 26.5% in 2006 from the six months ended June 30, 2005. Revenue growth in Europe was offset by a decline in revenue from Ford and the strengthening of the U.S. dollar relative to the European euro and other international currencies in which the Company conducts business. The strengthening of the U.S dollar reduced revenue by approximately $1.0 million over the comparable period in 2005.

IT Outsourcing Services revenue generated from Ford declined 7.7% to $17.9 million for the six months ended June 30, 2006, from $19.4 million for the comparable period in 2005. Revenue from Ford declined in each country except the United Kingdom, where we began providing SPOC services to the Jaguar and Land Rover group on March 17, 2006. Revenue from Ford in other regions decreased primarily due to a reduction in the number of seats supported as Ford continues to restructure its operations and reduce its worldwide workforce and from lower prices charged under the Global SPOC Program contract renewal on December 1, 2005. Excluding the effect of changes in foreign exchange rates, revenue from Ford declined approximately 5-6% in 2006 from the six months ended June 30, 2005. Please refer to our discussion of Ford in the "Impact of Business with Major Clients" section of MD&A.

Government Technology Services

Revenue from our Government Technology Services segment decreased 19.5% to $23.5 million for the six months ended June 30, 2006, from $29.2 million for the comparable period in 2005, primarily due to the conclusion of certain contracts that provided additional revenue of $3.6 million for the six months ended June 30, 2005, as compared to the same period in 2006, and the completion of other projects at other customers. As noted earlier, we are diligently working to replace this revenue through our pursuit of new contract vehicles, while maintaining a keen focus on existing contracts that are scheduled to expire where the Company will have to recompete for the work. The new business development team and sales pipeline have been rebuilt under the leadership of our new President of TTGSI. Consistent with our other leadership and process changes, it may take two or more quarters for the full benefit of these changes to be realized through enough contract wins to reflect year-over-year revenue growth.

IT Consulting and Systems Integration

Revenue from our IT Consulting and Systems Integration segment increased 4.2% to $13.5 million for the six months ended June 30, 2006, from $12.9 million for the comparable period in 2005, due to our acquisition of Akela on October 3, 2005. Excluding revenue from Akela, revenue from IT Consulting and Systems Integration decreased 5.9% to $12.2 million for the six months ended June 30, 2006, from the comparable period in 2005, due to the previously-mentioned wind-down of certain systems implementation and training projects in the hospitality industry that drove significant growth in this segment in 2005. While the decline in revenue from this project-based work was expected, we were not able to replace the work prior to the decline in revenue. Yet, we expect to execute a new contract with a current, major hospitality customer that, depending on the customer's plans, could represent a substantial multi-year program beginning in the fourth quarter of 2006.

Geographic Discussion

Total revenue generated in the United States decreased 6.9% to $54.9 million for the six months ended June 30, 2006, from $58.9 million for the comparable period in 2005, primarily due to the aforementioned decline in revenue from our Government Technology Services and IT Consulting and Systems Integration segments. These declines were partially offset by revenue from new customer contracts awarded in the fourth quarter of 2005.

Revenue generated in Europe increased 4.7% to $26.6 million for the six months ended June 30, 2006, from $25.4 million for the comparable period in 2005, primarily due to our acquisition of Akela. Excluding revenue from Akela, revenue generated in Europe decreased 2.5% to $24.7 million for the six months ended June 30, 2006, from the comparable period in 2005, primarily due to the effect of changes in foreign exchange rates. If revenue in Europe for the six months ended June 30, 2006 were translated into U.S. dollars at the average exchange rate for the comparable period in 2005, reported revenue would have been increased by approximately $1.4 million. Since most of the Company's international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on net income is considerably less than the estimated impact on revenue and is not significant.

GROSS PROFIT

                                      SIX MONTHS ENDED JUNE 30,
                               ---------------------------------------
                                      2006                 2005
                               ------------------   ------------------
                                           GROSS                GROSS     INCREASE       %
                                AMOUNT   MARGIN %    AMOUNT   MARGIN %   (DECREASE)   CHANGE
                               -------   --------   -------   --------   ----------   ------
                                             (In thousands, except percentages)
GROSS PROFIT
   IT outsourcing services..   $ 9,619     24.4%    $ 9,441     25.0%     $   178       1.9%
   Asset impairment loss....      (580)      --          --        --        (580)       --
                               -------              -------               -------
      Total IT outsourcing..     9,039     22.9%      9,441     25.0%        (402)     (4.3)%
   Government technology
      services..............     6,723     28.6%      8,592     29.4%      (1,869)    (21.8)%
   IT consulting and systems
      integration...........     3,025     22.5%      2,626     20.3%         399      15.2%
   Technical staffing.......       783     17.9%        942     22.8%        (159)    (16.9)%
   Learning services........       200     32.4%        108     31.7%          92      85.2%
                               -------              -------               -------
TOTAL GROSS PROFIT..........   $19,770     24.3%    $21,709     25.7%     $(1,939)     (8.9)%
                               =======              =======               =======

Consistent with revenue, the majority of the overall decline in gross profit of 8.9% to $19.8 million for the six months ended June 30, 2006, from $21.7 million for the comparable period in 2005, is attributable to the conclusion of certain contracts in our Government Technology Services segment, the wind-down of certain systems implementation and training projects in our IT Consulting and Systems Integration segment that drove significant growth in this segment in 2005, and a pre-tax charge to cost of revenue for the net carrying value of assets of $580,000 related to the Company's decision to discontinue using certain software. These decreases were partially offset by gross profit growth from our acquisition of Akela and our IT Outsourcing Services segment from new customer accounts.

IT Outsourcing Services

Gross profit from our IT Outsourcing Services segment decreased 4.3% to $9.0 million for the six months ended June 30, 2006, from $9.4 million for the comparable period in 2005. Gross margin from IT outsourcing services decreased to 22.9% for the six months ended June 30, 2006, from 25.0% for the comparable period in 2005. For the six months ended June 30, 2006, gross profit includes an asset impairment loss for the net carrying value of assets of $580,000 related to the Company's decision to discontinue using certain software. Excluding the asset impairment loss, gross margin decreased to 24.4% for the six months ended June 30, 2006, from 25.0% for the comparable period in 2005. This segment experienced an increase in gross profit and gross margin related to our shared services offering for our pharmaceutical clients where we experienced 26.5% revenue growth and were successful in transitioning the majority of the service delivery for these customers to our Romanian facility. However, the improvement in gross margin was partially offset by delayed profitability on two, major, new customer accounts, the largest of which was launched in three phases over the past eight months. We are committed to delivering world-class service. For that reason, we have been careful to staff these new customer accounts with additional resources during their initial ramp-up. While this has delayed profitability on these accounts, we believe it has proven our determination to deliver quality customer results, on which long-term client relationships are built. These accounts improved their performance from the first quarter and, as our partnerships with these new customers grow and as our action plans are executed, we expect continuing improvement in these accounts.

Government Technology Services

Gross profit from our Government Technology Services segment decreased 21.8% to $6.7 million for the six months ended June 30, 2006, from $8.6 million for the comparable period in 2005. Gross margin from Government Technology Services decreased to 28.6% for the six months ended June 30, 2006, from 29.4% for the comparable period in 2005. The decrease in gross profit and gross margin is primarily due to the conclusion of certain contracts that provided additional revenue of $3.6 million for the six months ended June 30, as compared to the same period in 2006, and the completion of other projects at other customers. The inclusion of resale items for both periods had the effect of reducing gross margin by approximately 60 basis points for the six months ended June 30, 2006 and 2005.

IT Consulting and Systems Integration

Gross profit from our IT Consulting and Systems Integration segment increased 15.2% to $3.0 million for the six months ended June 30, 2006, from $2.6 million for the comparable period in 2005. Gross margin from IT Consulting and Systems Integration increased to 22.5% for the six months ended June 30, 2006, from 20.3% for the comparable period in 2005. The increase in gross profit and gross margin was primarily due to our acquisition of Akela on October 3, 2005. Excluding the gross profit contributed by Akela, gross profit decreased 3.0% to $2.5 million for the six months ended June 30, 2006, from the comparable period in 2005, and gross margin increased to 20.9% from 20.3%. The decrease in gross profit was primarily due to the wind-down of certain systems implementation and training projects during the second quarter of 2006 in the hospitality industry that drove significant growth in this segment in 2005, and we experienced a temporary decline in gross profit and gross margin in the second quarter of 2006 from our on-going project installing personal computers at Ford subcontracted through Dell Inc.

OPERATING EXPENSES AND OTHER

                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------    INCREASE       %
                                                        2006      2005        (DECREASE)   CHANGE
                                                      -------   -------       ----------   ------
                                                         (In thousands, except percentages)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense ..       $19,601   $17,162        $ 2,439      14.2%
Net interest income ...........................       $   320   $   163        $   157      96.3%
Foreign currency transaction gain (loss) ......       $   (98)  $    97        $  (195)     (201)%
Income tax provision ..........................       $   129   $ 1,535        $(1,406)    (91.6)%

Selling, general, and administrative ("SG&A") expense increased 14.2% to $19.6 million, or 24.1% of total revenue, for the six months ended June 30, 2006, from $17.2 million, or 20.4% of total revenue, for the comparable period in 2005. The increase in SG&A expense can be primarily attributed to: (1) legal and professional fees associated with responding to a complaint filed by a shareholder, Costa Brava, seeking to inspect certain books and records of the Company, matters relating to the proxy contest initiated by Costa Brava related to the election of the Company's Board of Directors, and the Settlement Agreement with respect to these matters ($1.3 million), (2) the placement of the Company's new president and chief executive officer ($110,000), (3) the acquisition of Akela ($553,000), (4) stock-based compensation expense related to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," primarily attributable to stock options issued in the first quarter of 2006 ($203,000), and (5) an increase in sales and marketing expenses as we continue to make prudent investments in our sales and marketing function globally ($253,000). These increases were partially offset by: (1) a decrease in costs associated with the Company's ongoing compliance with the SOX Act ($400,000) and a shift in these costs from the first half of the year to the second half of the year when compared to 2005, and (2) a decline in incentive compensation expense ($160,000) as a result of the decline in the Company's revenue and operating income from 2005.

On May 4, 2006, the Company and Costa Brava entered into a settlement agreement (the "Settlement"). Under the terms of the Settlement, Costa Brava withdrew its proposal to nominate its own slate of directors for the Company and dismissed the complaint with prejudice upon the election of directors at the Company's Annual Shareholders' Meeting on June 14, 2006. Further, under the Settlement, the Company agreed to reimburse Costa Brava for its documented expenses incurred in connection with Costa Brava's efforts to replace the Company's current Board and its efforts to obtain certain books and records of the Company. The Company recorded a charge of $600,000 in six months ended June 30, 2006, for the estimated amount of expense reimbursement, which is included in the $1.3 million of legal and professional fees noted in the preceding paragraph.

Net interest income increased to $320,000 for the six months ended June 30, 2006, from $163,000 for the comparable period in 2005, as a result of higher average rates of return on invested cash equivalents and less average outstanding long-term debt.

For the six months ended June 30, 2006, the consolidated effective tax rate of 33.0% differs from the statutory tax rate in the United States of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and utilization of foreign tax loss carryforwards. For the six months ended June 30, 2005, the consolidated effective tax rate of 31.9% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the United States Government. For the quarter ended June 30, 2006 and 2005, Ford accounted for 27.2% and 27.5%, respectively, of the Company's total revenue, and the United States Government accounted for 25.1% and 29.6%, respectively, of the Company's total revenue. For the six months ended June 30, 2006 and 2005, Ford accounted for 27.0% and 27.9%, respectively, of the Company's total revenue, and the United States Government accounted for 25.3% and 29.8%, respectively, of the Company's total revenue. No single agency or department of the United States Government comprised 10% or greater of the Company's total revenue for any period presented.

Ford Motor Company

Our business with Ford consists of help desk and desk side services, technical staffing, network management, and a specific project installing personal computers subcontracted through Dell Inc. Revenue generated through our business with Ford decreased to $22.0 million for the six months ended June 30, 2006, from $23.5 million for the comparable period in 2005.


At present, Ford is under significant financial pressures, which is reflected in Ford's long-term debt rating being lowered to "below investment grade" status. As Ford implements its publicly-announced restructuring plan, we expect to see a reduction in the number of seats that we support absent further expansion into new areas of Ford. The number of seats supported will be determined bi-annually on December 1 and June 1 of each year. If certain contractual conditions are met, Ford and TechTeam will have the right during each six month period to request one out-of-cycle seat adjustment on a prospective basis. Although we are unable to predict the pace of Ford's restructuring plan, we estimate that our total revenue from Ford will decline approximately 3-5% in 2006 from 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $28.3 million at June 30, 2006, as compared to $34.8 million at December 31, 2005. During the six months ended June 30, 2006, cash and cash equivalents decreased $6.5 million primarily due to $2.5 million in net cash used in operating activities, $2.2 million in cash used for capital expenditures, $3.9 million in long-term debt repayments, and $468,000 in cash paid for past acquisitions. The uses of cash were partially offset by $1.9 million in cash proceeds from the exercise of stock options. The negative cash flow from operating activities of $2.5 million for the six months ended June 30, 2006 was primarily due to a significant decrease in current liabilities of $2.8 million and a temporary increase in accounts receivable and prepaid expenses of $3.4 million, which were partially offset by income prior to non-cash charges for depreciation and amortization.

Under various task order contracts with the United States Department of Homeland Security ("DHS"), we serve as the prime contractor and Electronic Data Systems Corporation ("EDS") serves as the subcontractor. EDS performs in excess of 95% of the work under the contract and creates the invoices, which the Company forwards to the DHS. Under the subcontract agreement with EDS, we do not pay EDS' invoices until Sytel, a subsidiary within our Government Technology Services business segment, receives payment from the DHS. Furthermore, we record revenue under this contract on a net basis whereby we only record revenue for the portion of the work that Sytel performs under the contract along with an administrative fee related to revenue earned by EDS. As a result, our accounts receivable include the gross amount billed to DHS by Sytel, including EDS' invoice, and our accounts payable include the amounts billed by EDS, but our recorded revenue does not include the amounts billed to Sytel by EDS. This has negatively affected our calculation of days sales outstanding.

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

The company recorded pre-tax and after-tax amounts of $39,000 and $26,000, respectively, for share-based compensation expense during the three months ended June 30, 2006, as a result of adopting SFAS 123R. The Company recorded pre-tax and after-tax amounts of $203,000 and $134,000, respectively, for share-based compensation expense during the six months ended June 30, 2006, as a result of adopting SFAS 123R.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 also provides guidance regarding subsequent reversal of a tax position, balance sheet classification, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its analysis of the potential impact of FIN 48 on the Company's financial position or results of operations.

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

The following assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2006 and 2005, using the Black-Scholes option-pricing model:

                                 SIX MONTHS ENDED JUNE 30,
                                 -------------------------
                                     2006          2005
                                  ----------   ----------
Expected dividend yield.......             0%           0%
Weighted average volatility...            42%          43%
Risk free interest rate.......    4.4% - 4.7%  3.3% - 3.8%
Expected term (in years)......           3.0          3.1

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

ITEM 4 -- CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2006, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

On July 21, 2006, the Company was notified by the U.S. Department of Labor Occupational Safety and Health Agency that its former Vice President, Chief Financial Officer, and Treasurer, David W. Morgan, had filed a complaint against the Company alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1514A. In his complaint, Mr. Morgan asserts that he resigned from employment with the Company due to actions taken against him as a result of certain alleged protected activities. Mr. Morgan seeks unspecified economic and special damages. The Company believes Mr. Morgan's assertions are without merit, and it intends to vigorously defend itself against this complaint.

Separately, Mr. Morgan has made a demand on the Company seeking compensation for an allegedly wrongful termination of his employment with the company He also demanded retraction of certain allegedly defamatory statements published by the Company, and payment of unspecified damages as result of these statements having been made.

As previously reported in the Company's Quarterly Report on Form 10-Q for the first quarter of 2006, the Company terminated the Company's employment contract with William F. Coyro, Jr., its former President and Chief Executive Officer. Dr. Coyro has notified the Company that he is seeking damages resulting from his alleged wrongful termination and alleged defamatory statements published by the Company.

No amounts have been recorded in the accompanying financial statements for any potential liability to Dr. Coyro or Mr. Morgan as the Company believes their claims are without merit and that any potential liability cannot be reasonably estimated at this time.

In addition to the above matters, from time to time the Company is involved in various routine litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.

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

ITEM 2 -- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities of the Company during the three months ended June 30, 2006.

The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the second quarter of 2006:

                                                                TOTAL NUMBER OF      MAXIMUM NUMBER OF
                                  TOTAL NUMBER     AVERAGE    SHARES PURCHASED AS   SHARES THAT MAY YET
                                    OF SHARES    PRICE PAID     PART OF PUBLICLY    BE PURCHASED UNDER
PERIOD                              PURCHASED     PER SHARE    ANNOUNCED PROGRAMS       THE PROGRAMS
------                            ------------   ----------   -------------------   --------------------
April 1, 2006 to April 30, 2006     6,017 (a)      $10.05              --                    --
May 1, 2006 to May 31, 2006         5,958 (a)      $10.25              --                    --
June 1, 2006 to June 30, 2006       6,613 (a)      $ 9.39              --                    --

(a) All purchases of shares were made for the purpose of contributing the purchased shares to the TechTeam Global Retirement Savings Plan (one of the Company's 401(k) plans) for employer matching contributions. The purchases were not made pursuant to publicly announced plans and were made in the open market.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 14, 2006. The holders of 6,645,965 shares of the Company's common stock were present in person or by proxy, representing attendance by at least 66% of the outstanding shares eligible to vote. The following is a summary of the matters voted on at that meeting.

     (a) The following persons were elected to the Company's Board of Directors. The number of shares cast favor and withheld were as follows:

Name                    For      Withheld
----                 ---------   --------
William C. Brown     6,635,671    10,294
Kent Heyman          6,639,394     6,571
John P. Jumper       6,637,372     8,593
James A. Lynch       6,605,394    40,571
Alok Mohan           6,605,394    40,571
James D. Roche       6,639,372     6,593
Andrew R. Siegel     6,603,088    42,877
Richard R. Widgren   6,639,372     6,593

     (b) Ratification of Ernst & Young LLP as the Company's independent registered public accountant:

   For      Against
   ---      -------
6,639,836    929

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

                                        TechTeam Global, Inc.
                                        (Registrant)


Date: August 9, 2006                    By: /s/ William C. Brown
                                            ------------------------------------
                                            William C. Brown
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Officer)


                                        By: /s/ Marc J. Lichtman
                                            ------------------------------------
                                            Marc J. Lichtman
                                            Vice President, Chief Financial
                                            Officer, and Treasurer (Principal
                                            Financial Officer)

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