Form 10-Q
period 2006-09-30
TECHTEAM GLOBAL INC
filed 2006-11-09
CIK 805054

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

                For the quarterly period ended September 30, 2006

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

                  27335 WEST 11 MILE ROAD, SOUTHFIELD, MI 48033
               (Address of principal executive offices) (Zip Code)

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

The number of shares of the registrant's common stock outstanding at November 1, 2006 was 10,322,993.

================================================================================

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I - FINANCIAL INFORMATION

   Item 1  Financial Statements

           Condensed Consolidated Statements of Operations --
              Three and Nine Months Ended September 30, 2006 and 2005        3

           Condensed Consolidated Balance Sheets --
              As of September 30, 2006 and December 31, 2005                 4

           Condensed Consolidated Statements of Cash Flows --
              Nine Months Ended September 30, 2006 and 2005                  6

           Notes to Condensed Consolidated Financial Statements              7

   Item 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           18

   Item 3  Quantitative and Qualitative Disclosures About Market Risk       31

   Item 4  Controls and Procedures                                          31

PART II - OTHER INFORMATION

   Item 1  Legal Proceedings                                                32

   Item 1A Risk Factors                                                     32

   Item 2  Unregistered Sales of Equity Securities and Use of Proceeds      32

   Item 6  Exhibits                                                         33

SIGNATURES                                                                  34

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (In thousands, except per share data)

                                                        THREE MONTHS
                                                           ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                     -----------------   -------------------
                                                       2006      2005      2006       2005
                                                     -------   -------   --------   --------
REVENUE
   IT outsourcing services .......................   $21,293   $17,892   $ 60,803   $ 55,631
   Government technology services ................    12,285    14,482     35,771     43,662
   IT consulting and systems integration .........     6,189     6,758     19,662     19,690
   Technical staffing ............................     2,021     1,967      6,401      6,099
   Learning services .............................       239       215        857        555
                                                     -------   -------   --------   --------
TOTAL REVENUE ....................................    42,027    41,314    123,494    125,637
                                                     -------   -------   --------   --------
COST OF REVENUE
   Cost of revenue ...............................    31,664    30,971     92,780     93,585
   Asset impairment loss .........................        --        --        580         --
                                                     -------   -------   --------   --------
TOTAL COST OF REVENUE ............................    31,664    30,971     93,360     93,585
                                                     -------   -------   --------   --------
GROSS PROFIT .....................................    10,363    10,343     30,134     32,052
   Selling, general, and administrative expense ..     9,946     8,606     29,547     25,767
                                                     -------   -------   --------   --------
OPERATING INCOME .................................       417     1,737        587      6,285
   Interest income, net ..........................       205       151        525        314
   Foreign currency transaction loss .............        (5)      (99)      (104)        (3)
                                                     -------   -------   --------   --------
INCOME BEFORE INCOME TAXES .......................       617     1,789      1,008      6,596
   Income tax provision ..........................       236       563        365      2,098
                                                     -------   -------   --------   --------
INCOME FROM CONTINUING OPERATIONS ................       381     1,226        643      4,498
   Income (loss) from discontinued operations,
      net of tax .................................       (11)        3        (11)        59
                                                     -------   -------   --------   --------
NET INCOME .......................................   $   370   $ 1,229   $    632   $  4,557
                                                     =======   =======   ========   ========
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations .............   $  0.04   $  0.12   $   0.06   $   0.46
   Income from discontinued operations ...........        --        --         --       0.01
                                                     -------   -------   --------   --------
   Total basic earnings per common share .........   $  0.04   $  0.12   $   0.06   $   0.47
                                                     =======   =======   ========   ========
BASIC EARNINGS PER PREFERRED SHARE
   Income from continuing operations .............   $   N/A   $   N/A   $    N/A   $   0.46
   Income from discontinued operations ...........       N/A       N/A        N/A       0.01
                                                     -------   -------   --------   --------
   Total basic earnings per preferred share ......   $   N/A   $   N/A   $    N/A   $   0.47
                                                     =======   =======   ========   ========
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations .............   $  0.04   $  0.12   $   0.06   $   0.45
   Income from discontinued operations ...........        --        --         --       0.01
                                                     -------   -------   --------   --------
   Total diluted earnings per common share .......   $  0.04   $  0.12   $   0.06   $   0.45
                                                     =======   =======   ========   ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING
   Basic -- common ...............................    10,193     9,892     10,041      9,365
   Basic -- preferred ............................        --        --         --        327
   Diluted -- common .............................    10,242    10,209     10,217      9,718

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                             SEPTEMBER 30,   DECEMBER 31,
                          ASSETS                                  2006           2005
                          ------                             -------------   ------------
                                                              (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents .............................     $ 26,398        $ 34,756
   Accounts receivable (less allowance of $669 at
      September 30, 2006 and $757 at December 31, 2005) ..       40,945          43,770
   Prepaid expenses and other ............................        5,820           2,464
   Deferred income taxes .................................          146             200
                                                               --------        --------
   TOTAL CURRENT ASSETS ..................................       73,309          81,190
                                                               --------        --------
PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE
   Computer equipment and office furniture ...............       25,517          23,577
   Purchased software ....................................       13,552          12,885
   Leasehold improvements ................................        5,422           5,047
   Transportation equipment ..............................          446             425
                                                               --------        --------
                                                                 44,937          41,934
   Less -- accumulated depreciation and amortization .....      (36,197)        (33,871)
                                                               --------        --------
   NET PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE .......        8,740           8,063
                                                               --------        --------
OTHER ASSETS
   Goodwill ..............................................       22,151          22,104
   Intangible assets, net ................................        9,728          11,213
   Other .................................................          474             440
                                                               --------        --------
   TOTAL OTHER ASSETS ....................................       32,353          33,757
                                                               --------        --------
TOTAL ASSETS .............................................     $114,402        $123,010
                                                               ========        ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

               (In thousands, except share and per share amounts)

                                                            SEPTEMBER 30,   DECEMBER 31,
           LIABILITIES AND SHAREHOLDERS' EQUITY                  2006           2005
           ------------------------------------             -------------   ------------
                                                             (Unaudited)
CURRENT LIABILITIES
   Accounts payable .....................................      $  6,755       $ 12,753
   Accrued payroll, related taxes, and withholdings .....         8,279         10,020
   Accrued expenses .....................................         7,500          7,579
   Deferred revenue .....................................         1,205            303
                                                               --------       --------
   TOTAL CURRENT LIABILITIES ............................        23,739         30,655
                                                               --------       --------

LONG-TERM LIABILITIES
   Long-term debt .......................................         5,118         10,937
   Deferred income taxes ................................         1,851          2,614
   Other long-term liabilities ..........................           529            564
                                                               --------       --------
   TOTAL LONG-TERM LIABILITIES ..........................         7,498         14,115
                                                               --------       --------

SHAREHOLDERS' EQUITY

   Preferred stock, $0.01 par value, 5,000,000 shares
      authorized, none issued and outstanding at
      September 30, 2006 and December 31, 2005 ..........            --             --
   Common stock, $0.01 par value, 45,000,000 shares
      authorized, 10,320,993 and 9,943,262 shares
      issued and outstanding at September 30, 2006 and
      December 31, 2005, respectively ...................           103             99
   Additional paid-in capital ...........................        70,933         69,148
   Unamortized deferred compensation ....................            --           (866)
   Retained earnings ....................................        10,893         10,261
   Accumulated other comprehensive income (loss) ........         1,236           (402)
                                                               --------       --------
   TOTAL SHAREHOLDERS' EQUITY ...........................        83,165         78,240
                                                               --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............      $114,402       $123,010
                                                               ========       ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                 (In thousands)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    ------------------
                                                                      2006      2005
                                                                    -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ...................................................   $   632   $  4,557
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
         Depreciation and amortization ..........................     3,773      4,105
         Asset impairment loss ..................................       580         --
         Non-cash expense related to stock-based compensation ...       385        431
         Other ..................................................       160       (166)
         Changes in current assets and liabilities ..............    (6,689)       829
         Changes in long-term assets and liabilities ............      (838)    (1,306)
         (Income) loss from discontinued operations .............        11        (59)
         Net operating cash flow from discontinued operations ...        55         55
                                                                    -------   --------
      Net cash provided by (used in) operating activities .......    (1,931)     8,446
                                                                    -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, equipment, and software ................    (3,155)    (2,344)
   Cash paid for acquisitions, net of cash acquired .............      (494)   (21,687)
                                                                    -------   --------
      Net cash used in investing activities .....................    (3,649)   (24,031)
                                                                    -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock .......................     2,186      2,972
   Tax benefit from stock options ...............................       166         --
   Payments on long-term debt ...................................    (5,819)    (5,184)
   Proceeds from issuance of long-term debt .....................        --     15,000
   Net financing cash flow from discontinued operations .........        --        (11)
                                                                    -------   --------
      Net cash provided by (used in) financing activities .......    (3,467)    12,777
                                                                    -------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ....       689     (1,113)
                                                                    -------   --------
DECREASE IN CASH AND CASH EQUIVALENTS ...........................    (8,358)    (3,921)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................    34,756     40,436
                                                                    -------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $26,398   $ 36,515
                                                                    =======   ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. ("TechTeam," the "Company" or "we") in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2 -- COMPREHENSIVE INCOME

Comprehensive income is defined as net income and all non-ownership changes in shareholders' equity. For the Company, comprehensive income consists of net income and the foreign currency translation adjustment for the period. A summary of comprehensive income for the periods presented is as follows:

                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                ------------------   -----------------
                                                   2006    2005        2006      2005
                                                   ----   ------      ------   -------
                                                            (In thousands)
COMPREHENSIVE INCOME
Net income ..................................      $370   $1,229      $  632   $ 4,557
Other comprehensive income (loss) --
   Foreign currency translation adjustment ..       407      227       1,638    (2,376)
                                                   ----   ------      ------   -------
Comprehensive income ........................      $777   $1,456      $2,270   $ 2,181
                                                   ====   ======      ======   =======

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3 -- EARNINGS PER SHARE (continued)

During the three months ended September 30, 2006 and 2005, 832,300 and 95,000 stock options, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of the options were higher than the average market price of the Company's common stock for the respective period. During the nine months ended September 30, 2006 and 2005, 576,900 and 95,000 stock options, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of the options were higher than the average market price of the Company's common stock for the respective period.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for income from continuing operations:

                                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                        ------------------   -----------------
                                                           2006      2005       2006     2005
                                                         -------   -------    -------   ------
                                                         (In thousands, except per share data)
Income from continuing operations ...................    $   381   $ 1,226    $   643   $4,498
Less - Income from continuing operations allocated
   to preferred shareholders ........................         --        --         --      152
                                                         -------   -------    -------   ------
Income from continuing operations available
   to common shareholders ...........................    $   381   $ 1,226    $   643   $4,346
                                                         =======   =======    =======   ======

Basic weighted average common shares ................     10,193     9,892     10,041    9,365
Common stock equivalents ............................         49       317        176      353
                                                         -------   -------    -------   ------
Diluted weighted average common shares ..............     10,242    10,209     10,217    9,718
                                                         =======   =======    =======   ======
Weighted average preferred shares ...................         --        --         --      327
                                                         =======   =======    =======   ======

Earnings per share from continuing operations:
   Basic earnings per common share ..................    $  0.04   $  0.12    $  0.06   $ 0.46
   Basic earnings per preferred share ...............    $   N/A   $   N/A    $   N/A   $ 0.46
   Diluted earnings per common share ................    $  0.04   $  0.12    $  0.06   $ 0.45

NOTE 4 -- PROPERTY, EQUIPMENT, AND PURCHASED SOFTWARE

We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balances may not be recoverable. When factors indicate that such costs should be evaluated for possible impairment, we estimate the undiscounted cash flows of the long-lived assets over their remaining lives to evaluate whether the costs are recoverable. In the first quarter of 2006, we determined that certain software would no longer be used. Since we expect no future cash flows related to the software asset, we recorded an impairment loss of $580,000 to cost of revenue in the first quarter of 2006 in our IT Outsourcing Services segment, which represented the net book value of the asset. We did not record an impairment loss in any other period presented.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 5 -- GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill since December 31, 2005 consist of the following:

                                             IT       GOVERNMENT   IT CONSULTING
                                        OUTSOURCING   TECHNOLOGY    AND SYSTEMS
                                          SERVICES     SERVICES     INTEGRATION     TOTAL
                                        -----------   ----------   -------------   -------
                                                          (In thousands)
Balance as of January 1, 2006 .......       $371        $19,670        $2,063      $22,104
   Goodwill acquired ................         --             --            12           12
   Effect of exchange rate changes ..         --             --            35           35
                                            ----        -------        ------      -------
Balance as of September 30, 2006 ....       $371        $19,670        $2,110      $22,151
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

In the future, to the extent the carrying amount of a reporting unit exceeds the fair value of a reporting unit, an indication would exist that a reporting unit's goodwill may be impaired, and the Company would be required to perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit's goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation in an acquisition. The residual fair value after this allocation is the implied fair value of the reporting unit's goodwill.

Other intangible assets consist of the following at September 30, 2006:

                                                          WEIGHTED
                                                           AVERAGE
                                          ACCUMULATED   AMORTIZATION
                                 COST    AMORTIZATION      PERIOD
                               -------   ------------   ------------
                                   (In thousands)
Customer-related assets.....   $12,682      $3,714        7.8 years
Noncompete agreement........       885         346        4.3 years
Trademark and name..........       384         163        3.9 years
                               -------      ------
                               $13,951      $4,223
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

Our expected future amortization expense for intangible assets held at September 30, 2006 is as follows: $504,000 for the remainder of 2006, $1,914,000 in 2007,
$1,908,000 in 2008, $1,630,000 in 2009, and $1,483,000 in 2010.

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

As a result of adopting SFAS 123R, the company recorded pre-tax and after-tax amounts of $40,000 and $26,000, respectively, for share-based compensation expense during the three months ended September 30, 2006, and recorded pre-tax and after-tax amounts of $243,000 and $160,000, respectively, for share-based compensation expense during the nine months ended September 30, 2006.

Stock-based compensation expense recognized in each period is based on the value of the portion of the share-based award that is ultimately expected to vest. SFAS 123R requires that forfeitures be estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under SFAS 123 for periods prior to 2006, we accounted for forfeitures as they occurred.

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 -- STOCK-BASED COMPENSATION (continued)

STOCK OPTIONS

As of September 30, 2006, we have stock options outstanding under two plans -- the 2004 Incentive Stock and Awards Plan ("2004 Plan") and the 1990 Nonqualified Stock Option Plan ("1990 Plan"). As a result of the adoption of the 2004 Plan, options may no longer be granted under the 1990 Plan.

The Company also had the 1996 Non-Employee Directors Stock Plan ("1996 Plan"), which expired on December 31, 2005. All remaining outstanding options under the 1996 Plan were either exercised or terminated in 2006. The Company expects to seek approval from its shareholders for a new non-employee directors stock plan in 2007. In the event a new plan is not approved by the Company's shareholders, non-employee directors in the aggregate will receive a cash payment equal to the estimated fair value of 110,000 stock options, as determined using the Black-Scholes valuation model. The Company recorded approximately $90,000 of compensation expense for the potential stock option award or cash payment for the three and nine months ended September 30, 2006.

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

The company recorded $40,000 and $243,000 of compensation expense relating to outstanding options during the three and nine months ended September 30, 2006, respectively. No compensation expense related to outstanding options was recorded during the three and nine months ended September 30, 2005. As of September 30, 2006, total unrecognized compensation cost related to stock options was $222,000, which we expect to recognize over a weighted-average period of approximately 1 year.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes valuation model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option term, and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the option. The following assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2006 and 2005:

                                      NINE MONTHS ENDED SEPTEMBER 30,
                                      -------------------------------
                                             2006         2005
                                          ----------   ----------
Expected dividend yield............          0.0%         0.0%
Weighted average volatility........           42%          42%
Risk free interest rate............       4.4% - 4.7%  3.3% - 4.0%
Expected term (in years)...........           3.0          3.1

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 -- STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company's activities with respect to its stock option plans as of and for the nine months ended September 30, 2006:

                                                      WEIGHTED    WEIGHTED
                                                      AVERAGE     AVERAGE
                                                      EXERCISE   REMAINING   AGGREGATE
                                         NUMBER OF   PRICE PER  CONTRACTUAL  INTRINSIC
                                           SHARES      SHARE        TERM       VALUE
                                         ---------   ---------  -----------  ---------
Outstanding at January 1, 2006 ........  1,402,970     $ 9.41
   Granted ............................    135,000     $ 9.69
   Exercised ..........................   (344,336)    $ 6.35
   Canceled ...........................   (271,667)    $12.46
                                         ---------     ------
Outstanding at September 30, 2006 .....    921,967     $ 9.59    7.8 Years    $133,867
                                         =========     ======    =========    ========
Vested and expected to vest in the
   future at September 30, 2006 .......    921,967     $ 9.59    7.8 Years    $133,867
                                         =========     ======    =========    ========
Exercisable at September 30, 2006 .....    811,967     $ 9.67    7.9 Years    $ 97,027
                                         =========     ======    =========    ========

No options were issued during the three months ended September 30, 2006. The weighted average grant-date fair value of options issued during the three months ended September 30, 2005 was $4.09. The weighted average grant-date fair value of options issued during the nine months ended September 30, 2006 and 2005, was $3.21 and $3.66, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005, was $53,000 and $71,000, respectively, and the total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $1,185,000 and $2,112,000, respectively. The intrinsic values were determined as of the date of exercise.

Cash received from option exercises under all plans for the three months ended September 30, 2006 and 2005, was $259,000 and $177,000, respectively. Cash received from option exercises under all plans for the nine months ended September 30, 2006 and 2005, was $2,186,000 and $2,972,000, respectively. The actual tax benefit realized related to tax deductions from option exercises under all plans totaled approximately $12,000 and $17,000 for the three months ended September 30, 2006 and 2005, respectively, and totaled approximately $83,000 and $306,000 for the nine months ended September 30, 2006 and 2005, respectively.

RESTRICTED COMMON STOCK

All restricted stock is authorized and issued under the 2004 Plan. Under the 2004 Plan, the Compensation Committee of the Board of Directors may issue stock options, performance shares, and restricted stock to employees and consultants representing up to 1,200,000 shares of our common stock. Performance shares and restricted stock awards may be granted subject to such terms and conditions as the Compensation Committee deems appropriate, including a condition that one or more performance goals be achieved for the participant to realize all or a portion of the award. The Company issued 4,000 shares of restricted stock under the 2004 Plan during the three months ended September 30, 2006. The Company issued 30,000 shares of restricted stock under the 2004 Plan during the nine months ended September 30, 2006, the majority of which vest ratably over a period of four years. No shares of restricted stock were granted under the 2004 Plan during the three and nine months ended September 30, 2005. No performance shares were granted during any period presented.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 -- STOCK-BASED COMPENSATION (continued)

Effective January 1, 2004, our Board of Directors approved the Executive Long-Term Incentive Plan ("Long-Term Incentive Plan"), in which awards may be issued under: (1) a restricted stock program that focuses on retaining high performing executives over a longer period of time, (2) a performance stock program that focuses on rewarding extraordinary performing executives, and (3) a non-qualified stock option program that focuses on the long-term retention of key executives. Awards under these programs are administered in conjunction with the 2004 Plan whereby shares available for issuance are funded by the shares available for issuance under the 2004 Plan.

Under the restricted stock program, certain members of management are entitled to an award of restricted stock equal to a percentage of the participant's salary if certain operating targets are met on a rolling three-year basis, except that the first year of the plan was based on the operating target for only the first year, and the second year of the plan was based on the cumulative operating target for the first and second years. Restricted stock awards do not vest ratably but instead become 100% vested at the end of five years from the date of grant. During the three months ended September 30, 2006 and 2005, no shares of restricted stock were granted under the Long-Term Incentive Plan. During the nine months ended September 30, 2006 and 2005, the Company granted 42,306 and 46,460 shares of restricted stock, respectively, to certain employees under the Long-Term Incentive Plan.

The Company recorded approximately $42,000 and $23,000 of compensation expense related to outstanding shares of restricted stock under all plans during the three months ended September 30, 2006 and 2005, respectively, and recorded approximately $123,000 and $70,000 of compensation expense related to outstanding shares of restricted stock under all plans during the nine months ended September 30, 2006 and 2005, respectively. The weighted average grant-date fair value of restricted stock granted under all plans during the nine months ended September 30, 2006 and 2005, was $10.11 and $11.35 per share, respectively. Under the Long-Term Incentive Plan, the fair value of restricted stock awards is determined based on the average closing trading price of the Company's common stock for thirty (30) trading days prior to the date of grant. The fair value of restricted stock awards granted under the 2004 Plan was determined based on the closing trading price of the Company's common stock on the grant date.

At September 30, 2006 and 2005, there was approximately $625,000 and $463,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted stock granted to employees. Unrecognized compensation expense at September 30, 2006 is expected to be recognized over a weighted average period of 3.7 years. Unrecognized compensation expense related to nonvested shares of restricted stock awards was recorded as unamortized deferred compensation within shareholders' equity at December 31, 2005. As part of the modified prospective transition method of adoption of SFAS 123R, approximately $866,000 of unamortized deferred compensation at December 31, 2005 has been reclassified as a component of additional paid-in-capital.

The following table summarizes the Company's activities with respect to its nonvested stock activity for the nine months ended September 30, 2006:

                                                   WEIGHTED
                                                   AVERAGE
                                                   EXERCISE
                                      NUMBER OF   PRICE PER
                                        SHARES      SHARE
                                      ---------   ---------
Nonvested at January 1, 2006 ......     46,460      $11.35
Granted ...........................     72,306      $10.11
Vested ............................         --      $   --
Forfeited .........................    (38,546)     $10.94
                                       -------      ------
Nonvested at September 30, 2006 ...     80,220      $10.63
                                       =======      ======

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 6 -- STOCK-BASED COMPENSATION (continued)

PRO FORMA EMPLOYEE SHARE-BASED COMPENSATION EXPENSE

Prior to December 31, 2005, the Company accounted for its share-based compensation arrangements in accordance with the provisions and related interpretations of APB 25. The following pro forma table illustrates the effect on net income and earnings per share had the share-based awards been determined consistent with SFAS 123R:

                                                          THREE MONTHS    NINE MONTHS
                                                             ENDED           ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                              2005            2005
                                                         -------------   -------------
                                                             (In thousands, except
                                                                per share data)
Reported net income ...................................      $1,229         $4,557
Add -- total stock-based compensation expense
   included in reported net income, net of tax ........          25             82
Deduct -- total stock-based compensation expense
   determined under the fair value method for all
   awards, net of tax .................................        (126)          (806)
                                                             ------         ------
Pro forma net income ..................................      $1,128         $3,833
                                                             ======         ======

Basic earnings per common and preferred share:
   As reported ........................................      $ 0.12         $ 0.47
   Pro forma ..........................................      $ 0.11         $ 0.40

Diluted earnings per common share:
   As reported ........................................      $ 0.12         $ 0.45
   Pro forma ..........................................      $ 0.11         $ 0.38

NOTE 7 -- INCOME TAXES

For the three months ended September 30, 2006, the consolidated effective tax rate of 38.2% differs from the statutory tax rate in the United States of 34% primarily due to state income taxes, nondeductible expenses, and an unfavorable change in the expected utilization of foreign tax loss carryforwards that resulted in an adjustment to the expected tax rate for the year. For the nine months ended September 30, 2006, the consolidated effective tax rate of 36.2% differs from the statutory tax rate of 34% primarily due to state income taxes and nondeductible expenses.

For the three and nine months ended September 30, 2005, the consolidated effective tax rate of 31.5% and 31.8%, respectively, differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions.

No provision has been made with respect to approximately $9,469,000 million of undistributed earnings of foreign subsidiaries at September 30, 2006, since we consider these earnings to be permanently reinvested.

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -- SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is the Executive Leadership Team, which is comprised of the President and the lead executives of the Company and its subsidiaries.

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

Financial information for our operating segments is as follows:

                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                               SEPTEMBER 30,         SEPTEMBER 30,
                                             ------------------   -------------------
                                                2006      2005      2006       2005
                                              -------   -------   --------   --------
                                                          (In thousands)
REVENUE
   IT outsourcing .........................   $21,293   $17,892   $ 60,803   $ 55,631
   Government technology services .........    12,285    14,482     35,771     43,662
   IT consulting and systems integration ..     6,189     6,758     19,662     19,690
   Technical staffing .....................     2,021     1,967      6,401      6,099
   Learning services ......................       239       215        857        555
                                              -------   -------   --------   --------
Total revenue .............................   $42,027   $41,314   $123,494   $125,637
                                              =======   =======   ========   ========

GROSS PROFIT
   IT outsourcing .........................   $ 5,468   $ 4,550   $ 15,089   $ 13,991
   Less -- asset impairment loss ..........      --          --        580         --
                                              -------   -------   --------   --------
      Total IT outsourcing services .......     5,468     4,550     14,509     13,991
   Government technology services .........     3,389     4,010     10,111     12,601
   IT consulting and systems integration ..     1,169     1,337      4,194      3,964
   Technical staffing .....................       276       406      1,058      1,349
   Learning services ......................        61        40        262        147
                                              -------   -------   --------   --------
Total gross profit ........................    10,363    10,343     30,134     32,052
   Selling, general, and administrative
     expense ..............................     9,946     8,606     29,547     25,767
   Interest income, net ...................       205       151        525        314
   Foreign currency transaction loss ......        (5)      (99)      (104)        (3)
                                              -------   -------   --------   --------
Income before income taxes ................   $   617   $ 1,789   $  1,008   $  6,596
                                              =======   =======   ========   ========

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -- SEGMENT REPORTING (continued)

We attribute revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue by geographic area is presented below:

                       THREE MONTHS ENDED    NINE MONTHS ENDED
                         SEPTEMBER 30,          SEPTEMBER 30,
                       ------------------   -------------------
                          2006      2005      2006       2005
                        -------   -------   --------   --------
                                    (In thousands)
REVENUE
   United States ...    $27,916   $29,747   $ 82,814   $ 88,693
   Europe:
      Belgium ......      9,347     8,413     27,214     26,679
      Other ........      4,764     3,154     13,466     10,265
                        -------   -------   --------   --------
   Total Europe ....     14,111    11,567     40,680     36,944
                        -------   -------   --------   --------
Total revenue ......    $42,027   $41,314   $123,494   $125,637
                        =======   =======   ========   ========

Revenue from customers, or groups of customers under common control, that comprise 10% or greater of our total revenue in any period presented are as follows:

                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                               SEPTEMBER 30,       SEPTEMBER 30,
                                            ------------------   -----------------
                                              2006   2005           2006   2005
                                              ----   ----           ----   ----
Ford Motor Company and Subsidiaries .....     26.0%  26.4%          26.7%  27.4%
United States Government ................     25.9%  29.5%          25.5%  29.7%
                                              ----   ----           ----   ----
Total ...................................     51.9%  55.9%          52.2%  57.1%
                                              ====   ====           ====   ====

We conduct business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the United States Government. For the three and nine months ended September 30, 2006 and 2005, no single agency or department of the United States Government comprised 10% or greater of the Company's total revenue.

NOTE 9 -- CONTINGENCIES

On November 1, 2006, the Company agreed, in principle, to resolve claims previously reported by the Company that were brought against it by William F. Coyro, Jr., its former President and Chief Executive Officer, and David W. Morgan, its former Vice President of Finance and Business Development, Chief Financial Officer and Treasurer. The Company expects to have these settlements, with full release of any existing liability of the Company, finalized in November 2006. The settlement agreement with Mr. Morgan is dependent upon the dismissal with prejudice of the complaint Mr. Morgan filed with the U.S. Department of Labor Occupational Safety and Health Agency asserting that he resigned from employment with the Company due to actions taken against him as a result of certain activities protected under Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1514A. During the three months ended September 30, 2006, the Company recorded pre-tax expense of $650,000 necessary for the Company to conclude these settlements.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 9 -- CONTINGENCIES (continued)

In addition to the above matter, from time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.

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

                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                    SEPTEMBER 30,       SEPTEMBER 30,
                                 ------------------   -----------------
                                     2006   2005         2006   2005
                                     ----   ----         ----   ----
                                             (In thousands)
Revenue ......................       $ --    $6          $ --    $74
Income before income taxes ...       $(11)   $3          $(11)   $87

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

Our third quarter 2006 operating results reflect the first quarter of improved operating results after five consecutive quarters of declining results caused primarily by the conclusion and wind-down of certain contracts in both our Government Technology Services and IT Consulting and Systems Integration segments, the latter of which provided significant growth in 2005. These declines have been fully offset by 19% organic revenue growth over the third quarter of 2005 in our IT Outsourcing Services segment primarily from new customer accounts. Our operating results for the third quarter of 2006 also include a charge of $650,000 related to the settlement of claims previously reported by the Company that were brought against it by certain former Company officers.

Our operating results for the nine months ended September 30, 2006, include the negative impact of an asset impairment loss of $580,000, recorded to cost of revenue during the first quarter; legal and professional fees incurred during the first and second quarters totaling $1.4 million associated with a complaint filed by a shareholder, Costa Brava Partnership III, L.P. ("Costa Brava"), seeking to inspect certain books and records of the Company, the related proxy contest initiated by Costa Brava related to the election of the Company's Board of Directors, and the Settlement Agreement resolving these matters; and the aforementioned charge related to the settlement of claims.

We are diligently working to replace the revenue in our Government Technology Services and IT Consulting and Systems Integration segments. In this respect, we were recently successful in winning several significant government contracts, including those with the National Institutes of Health, Office of Information Technology; the Department of Health and Human Services, Program Support Center, Division of Payments Management; and the U.S. Army, Army Research Laboratory. While the decline in revenue from certain project-based work in IT Consulting and Systems Integration was expected, we were not able to replace the work prior to the decline in revenue. Yet, we expect to execute a new contract with a current, major hospitality customer that, depending on the customer's plans, might represent a substantial new multi-year program.

Although we have experienced significant growth in IT Outsourcing Services, our profitability in this segment has suffered due to expenses incurred in the ramp-up of two new customer accounts, the largest of which was launched in three phases over an eight-month period. As we are committed to delivering world-class service, we were careful to staff these new customer accounts with additional resources during their initial ramp-up. While this delayed the profitability of these accounts, we believe it has proven our determination to deliver quality customer results, on which long-term client relationships are built. These accounts have improved their performance each quarter in 2006 and are now profitable. We are also focused on improving the performance of other contracts where profitability lags behind Company averages. In the aggregate, the initial five customer accounts on which we have focused yielded a total profit improvement of approximately $577,000 from the second quarter to the third quarter.

We will continue to meet certain challenges as we look to improve our operating performance in future periods. We expect certain reductions to selling, general and administrative ("SG&A") expense in future periods as we continually attempt to reduce inefficient and non-value-added costs, we benefit from certain leases that have expired and have not been renewed, and we maintain our balance between investing in revenue growth and containing costs. However, we anticipate certain increases to SG&A expense as we continue to make careful and considerate investments in areas such as our global sales and marketing capabilities, additional executive talent, and our technology infrastructure. We are maintaining a proactive focus on spending and cost avoidance and will continue to pursue SG&A spending levels that are 20% of revenue or less. This is a challenge that will likely take the next several quarters to achieve as we make investments to position the Company for long-term growth.

Moreover, while the integration of our help desk facility in Romania has improved the profitability and flexibility of our existing business and multi-lingual help desk, the effects of increasing competition for resources can be seen in Romania. Over the past year, a number of companies, including outsourcing competitors, have opened call centers in Bucharest. As a result of the increased competition for multi-lingual resources, over the long-term, we expect our labor costs to continue to increase at a rate greater than the Company experiences in other regions in which we operate. In an effort to address this risk, we are evaluating other regions within Romania and in the Asia-Pacific region to establish new operations.

Finally, Ford Motor Company ("Ford") is under significant financial pressures and recently announced it was accelerating its turnaround plan ("Way Forward Plan"). Ford continues to be a significant customer of the Company, and we estimate that our total revenue from Ford under all programs will decline approximately 4-7% in 2006 from 2005. Please refer to our discussion of Ford in the "Impact of Business with Major Clients" section of MD&A.

Business Growth and Direction

As previously reported, TechTeam has been undergoing a period of transition in leadership, which has led Mr. William C. Brown as President and Chief Executive Officer to realign our management structure and teams into three macro business units and maintain a focus on building a strong business development pipeline and process. This realignment of TechTeam's organization along business units -- the Americas; Europe, Middle East and Africa ("EMEA"); and TechTeam Government Solutions -- is designed to support growth and address the continued globalization of the Company's business. In support of this realignment, Mr. Brown recently appointed Mr. Christoph Neut to the position of Senior Vice President of EMEA. Mr. Neut previously served as TechTeam's Vice President of Sales and Marketing, EMEA. Simultaneously, Mr. Brown appointed Mr. Robert W. Gumber as Vice President of Service Delivery, US and EMEA, who previously served as TechTeam's Vice President of Operations, EMEA. Finally in October 2006, the Company hired Mr. Mark P. Francischetti as Vice President of Sales and Marketing, Americas.

The investments we have made in our sales and marketing resources and capabilities to support our business development efforts, most notably in EMEA, are demonstrating results as evidenced by the Company achieving its strongest quarter of 2006 in terms of contract wins. These wins include, but are not limited to, the government contracts noted previously and contracts with Boehringer Ingelheim UK, a new client in the automotive industry, and a new Fortune 100 company in Europe. Our efforts to develop channel partners to sell our services have also shown success, as we have been notified by one potential channel partner that we have been awarded new business with them.

We are also working to expand our geographic support in response to the requirements of our customers. We have multiple proposals outstanding with existing customers to provide services for their operations in the Asia-Pacific region. We anticipate that we will establish a TechTeam presence in the Asia-Pacific region during the first half of 2007.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005

REVENUE

                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                              ------------------    INCREASE       %
                                                 2006      2005    (DECREASE)   CHANGE
                                               -------   -------   ----------   ------
                                                 (In thousands, except percentages)
REVENUE
   IT outsourcing services ................    $21,293   $17,892    $ 3,401      19.0%
   Government technology services .........     12,285    14,482     (2,197)    (15.2)%
   IT consulting and systems integration ..      6,189     6,758       (569)     (8.4)%
   Technical staffing .....................      2,021     1,967         54       2.7%
   Learning services ......................        239       215         24      11.2%
                                               -------   -------    -------
TOTAL REVENUE .............................    $42,027   $41,314    $   713       1.7%
                                               =======   =======    =======

As shown in the above table, the moderate overall revenue increase of 1.7% to $42.0 million for the quarter ended September 30, 2006, is attributable to significant growth in IT Outsourcing Services from new customer contracts that was offset by revenue declines from the conclusion of certain contracts in our Government Technology Services segment and the wind-down of certain systems implementation and training projects in our IT Consulting and Systems Integration segment. Excluding revenue from our acquisition of TechTeam Akela SRL ("Akela") on October 3, 2005, revenue decreased slightly to $40.8 million for the quarter ended September 30, 2006, from the comparable quarter in 2005. Revenue was also positively affected by the weakening of the U.S. dollar relative to the European euro and other international currencies in which the Company conducts business, which increased revenue by approximately $484,000 over the comparable period in 2005.

IT Outsourcing Services

Revenue from our IT Outsourcing Services segment increased 19.0% to $21.3 million for the quarter ended September 30, 2006, from $17.9 million for the comparable quarter in 2005, as a result of a 24.9% increase in revenue in the United States and a 13.4% increase in revenue in Europe. The revenue growth in the U.S. is primarily due to new customer contracts. The revenue growth in Europe is primarily from our shared services offering for our pharmaceutical clients, which grew by 95.0% from the third quarter of 2005, revenue growth from Ford Motor Company ("Ford"), and the weakening of the U.S. dollar relative to the European euro and other international currencies in which the Company conducts business. The weakening of the U.S dollar increased revenue by approximately $329,000 over the comparable period in 2005.

Globally, IT Outsourcing Services revenue generated from Ford declined slightly to $9.0 million for the quarter ended September 30, 2006, from $9.1 million for the comparable quarter in 2005. Revenue from Ford declined in each country except the United Kingdom, where we began providing SPOC services to the Jaguar and Land Rover group on March 17, 2006. Revenue from Ford in other regions decreased primarily due to a reduction in the number of seats supported as Ford continues to restructure its operations and reduce its worldwide workforce and from lower prices charged under the Global SPOC Program contract renewal on December 1, 2005. Please refer to our discussion of Ford in the "Impact of Business with Major Clients" section of MD&A.

Government Technology Services

Revenue from our Government Technology Services segment decreased 15.2% to $12.3 million for the quarter ended September 30, 2006, from $14.5 million for the comparable quarter in 2005, primarily due to the conclusion of certain contracts that provided $1.9 million in revenue in the third quarter of 2005, and the completion of projects at other customers. We are diligently working to replace this revenue through our pursuit of new contract vehicles, while maintaining a keen focus on existing contracts that are scheduled to expire where the Company will have to recompete for the work. In this respect, as noted in the Overview to MD&A, we were recently successful in winning several significant contracts.

IT Consulting and Systems Integration

Revenue from our IT Consulting and Systems Integration segment decreased 8.4% to $6.2 million for the quarter ended September 30, 2006, from $6.8 million for the comparable quarter in 2005, due to the wind-down of certain systems implementation and training projects in the hospitality industry that drove significant growth in this segment in 2005. The decline in revenue was partially offset by our acquisition of Akela on October 3, 2005. Excluding revenue from our acquisition of Akela, revenue from IT Consulting and Systems Integration decreased 21.9% to $5.3 million for the quarter ended September 30, 2006, from the comparable quarter in 2005. While the decline in revenue from certain project-based work was expected, we were not able to replace the work prior to the decline in revenue. Yet, we expect to execute a new contract with a current, major hospitality customer that, depending on the customer's plans, might represent a substantial new multi-year program.

Geographic Discussion

Total revenue generated in the United States decreased 6.2% to $27.9 million for the quarter ended September 30, 2006, from $29.7 million for the comparable quarter in 2005, primarily due to the aforementioned decline in revenue from our Government Technology Services and IT Consulting and Systems Integration segments. These declines were partially offset by revenue from new customer contracts in our IT Outsourcing Services segment. Excluding revenue from our government-based subsidiaries, revenue generated in the United States increased 4.7% to $15.8 million for the quarter ended September 30, 2006, from $15.1 million for the comparable quarter in 2005, which consists of the revenue growth from IT Outsourcing Services partially offset by the decline in revenue from IT Consulting and Systems Integration.

Revenue generated in Europe increased 22.0% to $14.1 million for the quarter ended September 30, 2006, from $11.6 million for the comparable quarter in 2005, primarily due to our acquisition of Akela and revenue growth in IT Outsourcing Services from our shared services offering for our pharmaceutical clients and revenue growth from Ford. Excluding revenue from Akela, revenue generated in Europe increased 11.8% to $12.9 million for the quarter ended September 30, 2006, from the comparable period in 2005. Revenue was also positively affected by the weakening of the U.S. dollar relative to the European euro and other international currencies in which the Company conducts business. If revenue in Europe for the quarter ended September 30, 2006 were translated into U.S. dollars at the average exchange rate for the comparable period in 2005, reported revenue would have been decreased by approximately $484,000. Since most of the Company's international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on net income is considerably less than the estimated impact on revenue and is not significant.

GROSS PROFIT

                                  THREE MONTHS ENDED SEPTEMBER 30,
                                ------------------------------------
                                       2006                2005
                                -----------------  -----------------
                                          GROSS              GROSS    INCREASE      %
                                 AMOUNT  MARGIN %   AMOUNT  MARGIN %  (DECREASE)  CHANGE
                                -------  --------  -------  --------  ----------  ------
                                           (In thousands, except percentages)
GROSS PROFIT
   IT outsourcing services ..   $ 5,468    25.7%   $ 4,550    25.4%     $ 918      20.2%
   Government technology
      services ..............     3,389    27.6%     4,010    27.7%      (621)    (15.5)%
   IT consulting and systems
      integration ...........     1,169    18.9%     1,337    19.8%      (168)    (12.6)%
   Technical staffing .......       276    13.7%       406    20.6%      (130)    (32.0)%
   Learning services ........        61    25.5%        40    18.6%        21      52.5%
                                -------            -------              -----
TOTAL GROSS PROFIT ..........   $10,363    24.7%   $10,343    25.0%     $  20       0.2%
                                =======            =======              =====

Consistent with revenue, we experienced significant growth in gross profit from IT Outsourcing Services from new customer contracts that was offset by a reduction in gross profit from the conclusion of certain contracts in our Government Technology Services segment and the wind-down of certain systems implementation and training projects in our IT Consulting and Systems Integration segment.

IT Outsourcing Services

Gross profit from our IT Outsourcing Services segment increased 20.2% to $5.5 million for the quarter ended September 30, 2006, from $4.6 million for the comparable quarter in 2005. Gross margin (defined as gross profit divided by revenue) increased to 25.7% for the quarter ended September 30, 2006, from 25.4% for the comparable period in 2005. This segment experienced an increase in gross profit and gross margin related to our shared services offering for our pharmaceutical clients where we experienced 95.0% revenue growth and were successful in transitioning the majority of the service delivery for these customers to our Romanian facility. However, these and other improvements in gross margin have been largely offset by substandard profitability on two new customer accounts, the largest of which was launched in three phases over an eight-month period. We have been diligently pursuing improvement programs for the two new customer accounts and other accounts that have been performing below expectations. All of these accounts experienced an improvement in gross profit and gross margin in the third quarter of 2006 from the second quarter of 2006 that we believe is sustainable and can be further improved.

Government Technology Services

Gross profit from our Government Technology Services segment decreased 15.5% to $3.4 million for the quarter ended September 30, 2006, from $4.0 million for the comparable quarter in 2005. Gross margin remains consistent at 27.6% for the quarter ended September 30, 2006, from 27.7% for the comparable period in 2005. The decrease in gross profit and gross margin is primarily due to the conclusion of certain contracts that provided $1.9 million in revenue in the third quarter of 2005, and the completion of projects at other customers. The inclusion of resale items for both periods had the effect of reducing gross margin by approximately 100-150 basis points in the third quarter of 2006 and 2005.

IT Consulting and Systems Integration

Gross profit from our IT Consulting and Systems Integration segment decreased 12.6% to $1.2 million for the quarter ended September 30, 2006, from $1.3 million for the comparable quarter in 2005. Gross margin decreased to 18.9% for the quarter ended September 30, 2006, from 19.8% for the comparable quarter in 2005. The decrease in gross profit and gross margin was primarily due to the wind-down of certain systems implementation and training projects in the hospitality industry that drove significant growth in this segment in 2005, and we are experiencing a temporary decline in gross profit and gross margin from our on-going project installing personal computers at Ford subcontracted through Dell Inc. These declines were partially offset by our acquisition of Akela on October 3, 2005. While some of the decline in gross profit and gross margin from the wind-down of certain project-based work was expected, we were not able to replace the work prior to these declines.

OPERATING EXPENSES AND OTHER

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                  ------------------   INCREASE      %
                                                     2006     2005    (DECREASE)  CHANGE
                                                    ------   ------   ---------   ------
                                                     (In thousands, except percentages)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense ..     $9,946   $8,606     $1,340     15.6%
Net interest income ...........................     $  205   $  151     $   54     35.8%
Foreign currency transaction loss .............     $   (5)  $  (99)    $   94    (94.9)%
Income tax provision ..........................     $  236   $  563     $ (327)   (58.1)%

Selling, general, and administrative ("SG&A") expense increased 15.6% to $9.9 million, or 23.7% of total revenue, for the quarter ended September 30, 2006, from $8.6 million, or 20.8% of total revenue, for the comparable period in 2005. The increase in SG&A expense can be primarily attributed to: (1) costs related to the settlement of claims previously reported by the Company that were brought against it by certain former Company officers ($650,000), (2) the acquisition of Akela ($281,000), (3) increased technology infrastructure costs ($287,000), (4) the reversal of a receivable related to a refund of Michigan Single Business Tax for a prior year refund in which collection is no longer probable ($125,000) and
(5) costs associated with potential acquisitions that the Company is no longer pursuing ($80,000). These increases were partially offset by cost savings from the expiration of certain leases and the consolidation of the business into smaller facilities and other existing facilities ($157,000).

Net interest income increased to $205,000 for the quarter ended September 30, 2006, from $151,000 for the comparable period in 2005, as a result of earning higher average rates of return on invested cash equivalents and having less average outstanding long-term debt on which the Company is paying interest expense.

The consolidated effective tax rate of 38.2% for the quarter ended September 30, 2006 differs from the statutory tax rate in the United States of 34% primarily due to state income taxes, nondeductible expenses, and an unfavorable change in the expected utilization of foreign tax loss carryforwards that resulted in an adjustment to the expected tax rate for the year. The consolidated effective tax rate of 31.5% for the quarter ended September 30, 2005 differs from the statutory tax rate of 34% primarily due to the tax benefit from tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005

REVENUE

                                               NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                              -------------------    INCREASE       %
                                                2006       2005     (DECREASE)   CHANGE
                                              --------   --------   ----------   ------
                                                  (In thousands, except percentages)
REVENUE
   IT outsourcing services ................   $ 60,803   $ 55,631    $ 5,172       9.3%
   Government technology services .........     35,771     43,662     (7,891)    (18.1)%
   IT consulting and systems integration ..     19,662     19,690        (28)     (0.1)%
   Technical staffing .....................      6,401      6,099        302       5.0%
   Learning services ......................        857        555        302      54.4%
                                              --------   --------    -------
TOTAL REVENUE .............................   $123,494   $125,637    $(2,143)     (1.7)%
                                              ========   ========    =======

As shown in the above table, the overall revenue decline of 1.7% to $123.5 million for the nine months ended September 30, 2006 is attributable to the conclusion of certain contracts in our Government Technology Services segment and the wind-down of certain systems implementation and training projects in our IT Consulting and Systems Integration segment. These decreases were partially offset by our acquisition of Akela on October 3, 2005, and growth in IT Outsourcing Services from new customer accounts. Excluding revenue from Akela, revenue decreased 4.1% to $120.5 million for the nine months ended September 30, 2006, from the comparable period in 2005. Revenue was also negatively affected by the strengthening of the U.S. dollar relative to the European euro and other international currencies in which the Company conducts business, which decreased revenue by approximately $870,000 over the comparable period in 2005.

IT Outsourcing Services

Revenue from our IT Outsourcing Services segment increased 9.3% to $60.8 million for the nine months ended September 30, 2006, from $55.6 million for the comparable period in 2005, as a result of a 16.1% increase in revenue in the United States and a 3.0% increase in revenue in Europe. The revenue growth in the U.S. is primarily due to new customer contracts. Europe experienced revenue growth primarily from our shared services offering for our pharmaceutical clients, which grew by 44.7% from the nine months ended September 30, 2005. Revenue growth in Europe was offset by a decline in revenue from Ford and the strengthening of the U.S. dollar relative to the European euro and other international currencies in which the Company conducts business. The strengthening of the U.S dollar reduced revenue by approximately $675,000 over the comparable period in 2005.

Globally, IT Outsourcing Services revenue generated from Ford declined 5.4% to $26.9 million for the nine months ended September 30, 2006, from $28.4 million for the comparable period in 2005. Revenue from Ford declined in each country except the United Kingdom, where we began providing SPOC services to the Jaguar and Land Rover group on March 17, 2006. Revenue from Ford in other regions decreased primarily due to a reduction in the number of seats supported as Ford continues to restructure its operations and reduce its worldwide workforce and from lower prices charged under the Global SPOC Program contract renewal on December 1, 2005. Excluding the effect of changes in foreign exchange rates, revenue from Ford declined approximately 4.5% in 2006 from the nine months ended September 30, 2005. Please refer to our discussion of Ford in the "Impact of Business with Major Clients" section of MD&A.

Government Technology Services

Revenue from our Government Technology Services segment decreased 18.1% to $35.8 million for the nine months ended September 30, 2006, from $43.7 million for the comparable period in 2005, primarily due to the conclusion of certain contracts that provided additional revenue of $6.0 million for the nine months ended September 30, 2005, as compared to the same period in 2006, and the completion of other projects at other customers. As noted earlier, we are diligently working to replace this revenue through our pursuit of new contract vehicles, while maintaining a keen focus on existing contracts that are scheduled to expire where the Company will have to recompete for the work. In this respect, as noted in the Overview to MD&A, we were recently successful in winning several significant contracts.

IT Consulting and Systems Integration

Revenue from our IT Consulting and Systems Integration segment decreased slightly to $19.7 million for the nine months ended September 30, 2006, from $19.7 million for the comparable period in 2005. Excluding revenue from our acquisition of Akela, revenue from IT Consulting and Systems Integration decreased 11.4% to $17.5 million for the nine months ended September 30, 2006, from the comparable period in 2005, due to the previously-mentioned wind-down of certain systems implementation and training projects in the hospitality industry that drove significant growth in this segment in 2005. While the decline in revenue from this project-based work was expected, we were not able to replace the work prior to the decline in revenue. Yet, we expect to execute a new contract with a current, major hospitality customer that, depending on the customer's plans, might represent a substantial new multi-year program.

Geographic Discussion

Total revenue generated in the United States decreased 6.6% to $82.8 million for the nine months ended September 30, 2006, from $88.7 million for the comparable period in 2005, primarily due to the aforementioned decline in revenue from our Government Technology Services and IT Consulting and Systems Integration segments. These declines were partially offset by revenue from new customer contracts in our IT Outsourcing Services segment. Excluding revenue from our government-based subsidiaries, revenue generated in the United States increased 5.3% to $47.1 million for the nine months ended September 30, 2006, from $44.7 million for the comparable quarter in 2005, which consists of the revenue growth from IT Outsourcing Services partially offset by the decline in revenue from IT Consulting and Systems Integration.

Revenue generated in Europe increased 10.1% to $40.7 million for the nine months ended September 30, 2006, from $37.0 million for the comparable period in 2005, primarily due to our acquisition of Akela and revenue growth in IT Outsourcing Services from our shared services offering for our pharmaceutical clients. Excluding revenue from our acquisition of Akela, revenue generated in Europe increased 1.9% to $37.7 million for the nine months ended September 30, 2006, from the comparable period in 2005. Revenue was also negatively affected by the strengthening of the U.S. dollar relative to the European euro and other international currencies in which the Company conducts business. If revenue in Europe for the nine months ended September 30, 2006 were translated into U.S. dollars at the average exchange rate for the comparable period in 2005, reported revenue would have been increased by approximately $870,000. Since most of the Company's international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on net income is considerably less than the estimated impact on revenue and is not significant.

GROSS PROFIT

                                   NINE MONTHS ENDED SEPTEMBER 30,
                                ------------------------------------
                                      2006               2005
                                -----------------  -----------------
                                           GROSS              GROSS    INCREASE      %
                                 AMOUNT  MARGIN %   AMOUNT  MARGIN %  (DECREASE)  CHANGE
                                -------  --------  -------  --------  ----------  ------
                                           (In thousands, except percentages)
GROSS PROFIT
   IT outsourcing services ..   $15,089    24.8%   $13,991    25.1%    $ 1,098      7.8%
   Asset impairment loss ....       580      --         --      --         580       --
                                -------            -------             -------
      Total IT outsourcing ..    14,509    23.9%    13,991    25.1%        518      3.7%
   Government technology
      services ..............    10,111    28.3%    12,601    28.9%     (2,490)   (19.8)%
   IT consulting and systems
      integration ...........     4,194    21.3%     3,964    20.1%        230      5.8%
   Technical staffing .......     1,058    16.5%     1,349    22.1%       (291)   (21.6)%
   Learning services ........       262    30.6%       147    26.5%        115     78.2%
                                -------            -------             -------
TOTAL GROSS PROFIT ..........   $30,134    24.4%   $32,052    25.5%    $(1,918)    (6.0)%
                                =======            =======             =======

Consistent with revenue, the majority of the overall decline in gross profit is attributable to the conclusion of certain contracts in our Government Technology Services segment, the wind-down of certain systems implementation and training projects in our IT Consulting and Systems Integration segment, and a pre-tax charge to cost of revenue for the net carrying value of assets of $580,000 related to the Company's decision to discontinue using certain software. These decreases were partially offset by gross profit growth in IT Outsourcing Services from new customer accounts and from our acquisition of Akela.

IT Outsourcing Services

Gross profit from our IT Outsourcing Services segment increased 3.7% to $14.5 million for the nine months ended September 30, 2006, from $14.0 million for the comparable period in 2005. Gross margin decreased to 23.9% for the nine months ended September 30, 2006, from 25.1% for the comparable period in 2005. For the nine months ended September 30, 2006, gross profit includes an asset impairment loss recorded in the first quarter for the net carrying value of assets of $580,000 related to the Company's decision to discontinue using certain software. Excluding the asset impairment loss, gross margin decreased to 24.8% for the nine months ended September 30, 2006, from 25.1% for the comparable period in 2005. This segment experienced an increase in gross profit and gross margin related to our shared services offering for our pharmaceutical clients where we experienced 44.7% revenue growth and were successful in transitioning the majority of the service delivery for these customers to our Romanian facility. However, these and other improvements in gross margin have been largely offset by substandard profitability on two new customer accounts, the largest of which was launched in three phases over an eight-month period. We have been diligently pursuing improvement programs for the two new customer accounts and other accounts that have been performing below expectations. All of these accounts experienced an improvement in gross profit and gross margin in the third quarter of 2006 from the second quarter of 2006 that we believe is sustainable and can be further improved.

Government Technology Services

Gross profit from our Government Technology Services segment decreased 19.8% to $10.1 million for the nine months ended September 30, 2006, from $12.6 million for the comparable period in 2005. Gross margin decreased slightly to 28.3% for the nine months ended September 30, 2006, from 28.9% for the comparable period in 2005. The decrease in gross profit and gross margin is primarily due to the conclusion of certain contracts that provided $6.0 million in revenue for the nine months ended September 30, 2005, and the completion of projects at other customers. The inclusion of resale items for both periods had the effect of reducing gross margin by approximately 70-90 basis points for the nine months ended September 30, 2006 and 2005.

IT Consulting and Systems Integration

Gross profit from our IT Consulting and Systems Integration segment increased 5.8% to $4.2 million for the nine months ended September 30, 2006, from $4.0 million for the comparable period in 2005. Gross margin increased to 21.3% for the nine months ended September 30, 2006, from 20.1% for the comparable period in 2005. The increase in gross profit and gross margin was primarily due to our acquisition of Akela. Excluding the gross profit contributed by Akela, gross profit decreased 16.5% to $3.3 million for the nine months ended September 30, 2006, from the comparable period in 2005, and gross margin decreased to 19.0% from 20.1%. This increase in gross profit was partially offset by reduced profitability from the wind-down of certain systems implementation and training projects in the hospitality industry that drove significant growth in this segment in 2005, and from a temporary decline in gross profit and gross margin from our on-going project installing personal computers at Ford subcontracted through Dell Inc. While some of the decline in gross profit and gross margin from the wind-down of certain project-based work was expected, we were not able to replace the work prior to these declines.

OPERATING EXPENSES AND OTHER

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                  -----------------    INCREASE       %
                                                    2006      2005    (DECREASE)   CHANGE
                                                  -------   -------   ----------   ------
                                                     (In thousands, except percentages)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense ..   $29,547   $25,767    $ 3,780      14.7%
Net interest income ...........................   $   525   $   314    $   211      67.2%
Foreign currency transaction loss .............   $  (104)  $    (3)   $  (101)     3367%
Income tax provision ..........................   $   365   $ 2,098    $(1,733)    (82.6)%

Selling, general, and administrative ("SG&A") expense increased 14.7% to $30.0 million, or 23.9% of total revenue, for the nine months ended September 30, 2006, from $25.8 million, or 20.5% of total revenue, for the comparable period in 2005. The increase in SG&A expense can be primarily attributed to: (1) legal and professional fees associated with responding to a complaint filed by a shareholder (Costa Brava) seeking to inspect certain books and records of the Company, matters relating to the proxy contest initiated by Costa Brava related to the election of the Company's Board of Directors, and the Settlement Agreement with respect to these matters ($1.4 million), (2) costs related to the settlement of claims previously reported by the Company that were brought against it by certain former Company officers ($650,000), (3) the placement of the Company's new president and chief executive officer ($110,000), (4) the acquisition of Akela ($834,000), (5) stock-based compensation expense related to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," primarily attributable to stock options issued in the first quarter of 2006 ($243,000), (6) an increase in 401(k) expense related to increased employer matching contributions, more participants in the plan, and the absence of a benefit from using forfeitures to reduce employer contributions as we were able to do in 2005 ($328,000), (7) the reversal of a receivable related to a refund of Michigan Single Business Tax for a prior year refund in which collection is no longer probable ($125,000) and (8) increased technology infrastructure costs ($531,000). These increases were partially offset by a decrease in costs associated with the Company's ongoing compliance with the Sarbanes-Oxley Act of 2002 ($300,000).

On May 4, 2006, the Company and Costa Brava entered into a settlement agreement (the "Settlement"). Under the terms of the Settlement, Costa Brava withdrew its proposal to nominate its own slate of directors for the Company and dismissed the complaint with prejudice upon the election of directors at the Company's Annual Shareholders' Meeting on June 14, 2006. Further, under the Settlement, the Company agreed to reimburse Costa Brava for its documented expenses incurred in connection with Costa Brava's efforts to replace the Company's current Board and its efforts to obtain certain books and records of the Company. The Company recorded a charge of $611,000 for the estimated amount of expense reimbursement in nine months ended September 30, 2006, which is included in the $1.4 million of legal and professional fees noted in the preceding paragraph.

Net interest income increased to $525,000 for the nine months ended September 30, 2006, from $314,000 for the comparable period in 2005, as a result of earning higher average rates of return on invested cash equivalents and having less average outstanding long-term debt on which the Company is paying interest expense.

The consolidated effective tax rate of 36.2% for the nine months ended September 30, 2006 differs from the statutory tax rate in the United States of 34% primarily due to state income taxes and nondeductible expenses. The consolidated effective tax rate of 31.8% for the nine months ended September 30, 2005 differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the United States Government. For the quarter ended September 30, 2006 and 2005, Ford accounted for 26.0% and 26.4%, respectively, of the Company's total revenue, and the United States Government accounted for 25.9% and 29.5%, respectively, of the Company's total revenue. For the nine months ended September 30, 2006 and 2005, Ford accounted for 26.7% and 27.4%, respectively, of the Company's total revenue, and the United States Government accounted for 25.5% and 29.7%, respectively, of the Company's total revenue. No single agency or department of the United States Government comprised 10% or greater of the Company's total revenue for any period presented.

Ford Motor Company

Our business with Ford consists of help desk and desk side services, distributed server support, technical staffing, network management, and a specific project installing personal computers subcontracted through Dell Inc. Revenue generated through our business with Ford decreased to $33.0 million for the nine months ended September 30, 2006, from $34.7 million for the comparable period in 2005.

As a result of financial pressures, Ford has announced that its turnaround plan (the "Way forward Plan") will result in the reduction of its North American salaried-related work force by about a third, the equivalent of about 14,000 positions, 4,000 of which occurred earlier in 2006. Our largest contract with Ford is priced on a per-seat basis. As work force reductions take effect, we anticipate that we will see a revenue decrease of less than 5% of our annual revenue from Ford from either the bi-annual dates for seat count adjustment (December 1 and June 1) or from Ford exercising its contractual right to request an out-of-cycle seat count adjustment. We expect that the most significant work force adjustment will take place in the first quarter of 2007. Although it is increasingly difficult to do so in light of the significant changes already made to the program, we are working diligently to reduce expenses commensurately with the reduction in revenue to maintain the profitability on this business. Despite these trends, we are actively pursuing opportunities within Ford to expand our SPOC program into new geographic regions over the next twelve months, which we believe may eventually offset the reduction in revenue caused by the Way Forward Plan.

Due to Ford's financial condition, Ford continues to seek concessions, whether in price reductions and/or a change to the service delivery model, in order to reduce the cost of the services that we perform on their behalf both inside and outside of the Global SPOC Program. We do not believe that Ford's financial condition will otherwise affect our business with Ford or the collectibility of our accounts receivable from Ford. However, any failure to retain a significant amount of business with Ford, or bankruptcy filing by Ford, would likely have a material adverse effect on the Company's operating results and liquidity.

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

The Company's recent contract award from the National Institutes of Health ("NIH"), Office of Information Technology, contains an expansion of services and positions beyond current levels. At present, the U.S. Congress has not appropriated the budget for NIH and, therefore, we are not able to commence work on the expanded services and positions until such budget is appropriated by Congress and signed by the President. As a result, we anticipate a delay before the Company is able to generate revenue under the expanded portion of this contract but will be able to perform at government fiscal year 2006 funding levels under the congressionally approved continuing resolution.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $26.4 million at September 30, 2006, as compared to $34.8 million at December 31, 2005. During the nine months ended September 30, 2006, cash and cash equivalents decreased $8.4 million primarily due to $1.9 million in net cash used in operating activities, $3.2 million in cash used for capital expenditures, $5.8 million in long-term debt repayments, and $494,000 in cash paid for past acquisitions. The uses of cash were partially offset by $2.2 million in cash proceeds from the exercise of stock options. The negative cash flow from operating activities of $1.9 million for the nine months ended September 30, 2006 was primarily due to a significant decrease in current liabilities of $6.9 million, which was partially offset by income prior to non-cash charges for depreciation and amortization and stock-based compensation. Although year-to-date cash flow from operating activities is negative, cash flow from operations was positive in the second and third quarters of 2006. We expect our cash flow from operations to improve in the fourth quarter and subsequent quarters as collection challenges with certain customers are resolved and our profitability improves.

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

Long-term cash requirements, other than for normal operating expenses, are anticipated for continued expansion in Europe, enhancements of existing technologies, additional consideration that is payable to the selling shareholders Akela and TechTeam A.N.E. NV/SA if specific performance conditions and operating targets are met, possible global expansion activities, the possible payment of Company dividends, possible repurchases of our common stock, and the possible acquisition of businesses complementary to the Company's existing businesses. We believe that positive cash flows from operations, together with existing cash balances, will continue to be sufficient to meet our ongoing requirements for the next twelve months and foreseeable future. We have historically not paid dividends.

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

The company recorded pre-tax and after-tax amounts of $40,000 and $26,000, respectively, for share-based compensation expense during the three months ended September 30, 2006, as a result of adopting SFAS 123R. The Company recorded pre-tax and after-tax amounts of $243,000 and $160,000, respectively, for share-based compensation expense during the nine months ended September 30, 2006, as a result of adopting SFAS 123R.

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

The following assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2006 and 2005:

                                     NINE MONTHS ENDED SEPTEMBER 30,
                                     -------------------------------
                                           2006           2005
                                        ----------     ----------
Expected dividend yield ............      0.0%           0.0%
Weighted average volatility ........       42%            42%
Risk free interest rate ............   4.4% - 4.7%    3.3% - 4.0%
Expected term (in years) ...........       3.0            3.1

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

ITEM 4 -- CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2006, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

On November 1, 2006, the Company agreed, in principle, to resolve claims previously reported by the Company that were brought against it by William F. Coyro, Jr., its former President and Chief Executive Officer, and David W. Morgan, its former Vice President of Finance and Business Development, Chief Financial Officer and Treasurer. The Company expects to have these settlements, with full release of any existing liability of the Company, finalized in November 2006. The settlement agreement with Mr. Morgan is dependent upon the dismissal with prejudice of the complaint Mr. Morgan filed with the U.S. Department of Labor Occupational Safety and Health Agency asserting that he resigned from employment with the Company due to actions taken against him as a result of certain activities protected under Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1514A. During the three months ended September 30, 2006, the Company recorded pre-tax expense of $650,000 necessary for the Company to conclude these settlements.

In addition to the above matters, from time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.

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

ITEM 2 -- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities of the Company during the three months ended September 30, 2006.

The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the third quarter of 2006:

                                                                          TOTAL NUMBER OF      MAXIMUM NUMBER OF
                                           TOTAL NUMBER     AVERAGE     SHARES PURCHASED AS   SHARES THAT MAY YET
                                             OF SHARES    PRICE PAID     PART OF PUBLICLY      BE PURCHASED UNDER
PERIOD                                       PURCHASED     PER SHARE    ANNOUNCED PROGRAMS        THE PROGRAMS
------                                     ------------   ----------   --------------------   -------------------
July 1, 2006 to July 31, 2006                7,120 (a)       $8.73              --                     --
August 1, 2006 to August 31, 2006            7,757 (a)       $7.99              --                     --
September 1, 2006 to September 30, 2006     12,102 (a)       $7.92              --                     --

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

ITEM 6 -- EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

10.29 Seventh Amendment to Lease Agreement, dated August 24, 2006, for office space in Southfield, Michigan between Eleven Inkster, L.L.C. and the Company.

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

                                       TechTeam Global, Inc.
                                       (Registrant)


Date: November 9, 2006                 By: /s/ William C. Brown
                                           ------------------------------------
                                           William C. Brown
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                       By: /s/ Marc J. Lichtman
                                           ------------------------------------
                                           Marc J. Lichtman
                                           Vice President, Chief Financial
                                           Officer, and Treasurer (Principal
                                           Financial Officer)

                                  Exhibit Index

Exhibit No.                               Description
-----------                               -----------
10.29         Seventh Amendment to Lease Agreement, dated August 24, 2006, for office space in Southfield, Michigan between Eleven Inkster,
              L.L.C. and the Company.

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