Form 10-K
period 2006-12-31
TECHTEAM GLOBAL INC
filed 2007-03-16
CIK 805054

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

                   For the fiscal year ended December 31, 2006

                         Commission File Number: 0-16284

                              TECHTEAM GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       38-2774613
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)

                  27335 WEST 11 MILE ROAD, SOUTHFIELD, MI 48033
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (248) 357-2866

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class       Name of each exchange on which registered
     -------------------       -----------------------------------------
Common Stock, $.01 par value             NASDAQ(R) Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the Registrant's common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $82,182,125 (based on the June 30, 2006 closing sales price of $9.15 of the Registrant's common stock, as reported on the NASDAQ(R) Global Market). For the sole purpose of making this calculation, the term "non-affiliates" has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by TechTeam Global, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are "affiliates" of TechTeam Global, Inc., as that term is defined under the Securities Exchange Act of 1934.

The number of shares outstanding of the registrant's common stock as of March 1, 2007 was 10,414,176.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement, to be filed on or before April 30, 2007, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

================================================================================

                              TECHTEAM GLOBAL, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I
   Item 1  Business                                                          2
   Item 1A Risk Factors                                                      9
   Item 1B Unresolved Staff Comments                                        17
   Item 2  Properties                                                       17
   Item 3  Legal Proceedings                                                18
   Item 4  Submission of Matters to a Vote of Security Holders              18

PART II
   Item 5  Market for Registrant's Common Equity and Related
           Stockholder Matters                                              19
   Item 6  Selected Financial Data                                          21
   Item 7  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        22
   Item 7A Quantitative and Qualitative Disclosures about Market Risk       37
   Item 8  Financial Statements and Supplementary Data                      38
   Item 9  Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         71
   Item 9A Controls and Procedures                                          71
   Item 9B Other Information                                                71

PART III
   Item 10 Directors, Executive Officers and Corporate Governance           72
   Item 11 Executive Compensation                                           72
   Item 12 Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                       73
   Item 13 Certain Relationships and Related Transactions, and Director
           Independence                                                     73
   Item 14 Principal Accountant Fees and Services                           73

PART IV
   Item 15 Exhibits and Financial Statement Schedules                       74

SIGNATURES                                                                  77

FINANCIAL STATEMENT SCHEDULE                                                78

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of TechTeam Global, Inc. and its consolidated subsidiaries ("TechTeam") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments or performance relating to our services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; complexities of global political and economic developments; and other risks that are described herein, including but not limited to the items discussed in "Item 1A -- Risk Factors" of this report, and that are otherwise described from time to time in TechTeam's reports filed with the United States Securities and Exchange Commission. TechTeam assumes no obligation and does not intend to update these forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

TECHTEAM GLOBAL, INC. (including its consolidated subsidiaries, "TechTeam," the "Company" or "we") is a global provider of information technology ("IT"), enterprise support and business process outsourcing ("BPO") services to Fortune 1000 companies, government entities, multinational companies, product and service providers, and small and medium-sized companies. Our periodic reports and current reports filed with the United States ("U.S.") Securities and Exchange Commission are available free of charge on our Web site, www.techteam.com.

TechTeam Global, Inc. was incorporated under the laws of the State of Delaware in 1987. Our common stock is traded on the NASDAQ(R) Global Market under the symbol "TEAM." Our client base includes Ford Motor Company, Canon Europe NV, Deere & Company, MICROS, Inc., United Parcel Service, Essilor International, Boehringer Ingelheim, Phillip Morris International, DaimlerChrysler AG and Schering-Plough Research Institute, as well as U.S. Federal Government agencies and local government entities, such as the U.S. Air National Guard, National Institutes of Health, Department of Defense, Department of Homeland Security, Immigration and Naturalization Service, and Department of Health and Human Services.

Our subsidiaries are: TechTeam Global NV/SA (Brussels, Belgium), with its subsidiary TechTeam A.N.E. NV/SA (Gent, Belgium); TechTeam Global Ltd. (United Kingdom); TechTeam Global GmbH (Germany); TechTeam Global AB (Sweden), with its subsidiary TechTeam SQM AB (Sweden); S.C. TechTeam Global SRL (Bucharest, Romania); TechTeam Akela SRL (Bucharest, Romania); TechTeam Global Sp. z o.o. (Poland); TechTeam Government Solutions, Inc. (formerly known as Digital Support Corporation, Chantilly, Virginia), with its subsidiary Sytel, Inc., (Bethesda, Maryland); TechTeam Cyntergy, L.L.C. and TechTeam Capital Group, L.L.C. (Southfield, Michigan).

SERVICES AND INFORMATION ABOUT OPERATING SEGMENTS

We provide services to our customers in four operating segments -- IT Outsourcing Services, IT Consulting and Systems Integration, Government Technology Services, and Other Services. IT Outsourcing Services, IT Consulting and Systems Integration, and Other Services comprise our commercial business segments and Government Technology Services is our government business segment. Over the past five years, we have strategically strengthened our service offerings through a combination of organic growth, acquisitions and enhancements to our business model and intend to continue this strategy of strengthening and growing our core service offerings.

Information with respect to each of our segments is included in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

1.   IT OUTSOURCING SERVICES

Our IT Outsourcing Services segment provides help desk and infrastructure support around-the-clock (24x7x365) for our clients, their end-users and other constituencies. We maintain and support a full range of our clients' IT and business process infrastructures from network environments to computing systems, and from shrink-wrapped applications to advanced proprietary and acquired application systems. We also provide technical support internationally and in multiple languages for our customers' products in the marketplace. The two primary elements of this business segment are Enterprise Support Services and BPO Services, which are supported by a global IT outsourcing delivery model for help desk services as discussed below.

Enterprise Support Services

Our enterprise support services are principally deployed using a "single point of contact" ("SPOC") delivery model designed to enable our clients to consolidate their incident resolution support functions into a centralized help desk, thereby reducing costs by standardizing responses to incidents, reducing unnecessary labor costs and reducing the number of incidents that need to be escalated to a higher-level support function. Our help desk technicians are trained in the client's IT infrastructure and applications to enable them to diagnose and solve the end-user's problems and answer technical questions. We then integrate other infrastructure support services into our delivery including, but not limited to, desk side support, remote maintenance, asset management, network monitoring and server maintenance.

By integrating these services with our help desk, we are able to effectively and efficiently provide standardized infrastructure support services to our customers. We generally provide these services on a managed service basis, with the customer paying for the service on a per-incident, per-seat or volume basis. Our performance is generally measured through service level agreements negotiated with our customers.

We are focused on expanding the markets for our enterprise support service model. Historically, we have provided these services to large enterprises. For example, under the Ford Motor Company ("Ford") Global SPOC Program ("SPOC Program"), we provide a single point of contact help desk for Ford that integrates desk side support and server maintenance. During 2006 and the first quarter of 2007, we began to provide enterprise support to new large enterprise customers, including Phillip Morris International and Boehringer Ingelheim U.K. Once we have begun to provide service to a customer, we are regularly able to expand the scope of our services to that customer because an increased volume of business allows us to obtain a higher utilization of resources and allows us to obtain a lower cost that can be passed onto the customer. We believe that we will continue to see growth in our enterprise support for large businesses.

We also provide enterprise support services for small and medium-sized businesses. Our enterprise support services provide these businesses a more economical and higher level of help desk, desk side support and network management services than they can provide themselves internally. Our flexible solution design and pricing models enable these businesses to select the level of support their organization requires, whether from dedicated or shared resources. As part of our service offering, we initiated a business relationship with CA, Inc. (formerly known as Computer Associates) under which we license CA's suite of tools to provide Information Technology Infrastructure Library ("ITIL")-based software and services to our customers. With this arrangement, our customers are able to obtain our services that leverage the use of CA technology without purchasing the software from CA. We believe the combination of our integrated infrastructure support and CA technology provides a unique service solution to the small and medium-sized business market.

We are strategically expanding the scope of services provided within our enterprise support business model. In order to enhance the value-added set of services within our model, we are increasing our expertise in IT services management through the implementation of the comprehensive set of best practices set forth in the ITIL, which has been integrated into the ISO standards. In addition to incident management, our current core service offering, we are expanding our services to include problem management, change management, configuration management, availability management and capacity management; thereby increasing the value of our services to our customers.

BPO Services

Our BPO services provide our clients with a centralized multilingual help desk. Our clients primarily outsource the technical support aspect of their customer service business process to us. We provide technical, "post-sales" support for our clients' products, services and software. For example, we provide technical product support to European consumers of Canon products (cameras, printers, etc.). We also provide support for our client's customer-facing applications, such as United Parcel Service's Web-based portal. Finally, we provide limited non-technical customer service support for our clients, such as customer enrollments and marketing promotion support. Our BPO service clients are primarily centered in Europe.

Global IT Outsourcing Delivery Model

Our help desk services for enterprise support and BPO services are delivered from our facilities in the United States (Dearborn and Southfield, Michigan; and Davenport, Iowa), our facilities in Europe (Brussels, Belgium; and Bucharest, Romania), and from our customers' facilities. Utilizing a client-specific solution that blends the advantages of each location, we are able to provide cost-effective service in over 25 languages.

While most of our help desk business is performed as a dedicated desk for a single client, a growing percentage of our support is provided through a shared desk service offering, where our technicians provide concurrent support for more than one client. In addition, we continue to expand our shared desk support capability to provide IT help desk support bundled with other IT support services and a shared BPO help desk. This shared service offering is provided from our facilities in Southfield, Michigan; Davenport, Iowa; Brussels, Belgium; and Bucharest, Romania.

Our IT Outsourcing Services business has become increasingly global. Several of our customers are seeking our services in new countries and languages, and they are sensitive to the price of our services. As a result, we are expanding our global footprint.

In 2004, we established a multilingual help desk facility in Bucharest, Romania. While we were one of the first help desk centers established in Bucharest, there are now major businesses (including Accenture, Hewlett Packard and Microsoft) vying for resources in the same labor market. We believe our Romanian operation continues to provide us with the ability to manage, at a lower cost per technician, the multiple variables that affect the pricing of a global delivery multilingual help desk including, but not limited to: (a) language distribution,
(b) hours of operation and (c) technical skills.

We are exploring ways to enhance our ability to provide support in the languages of the Asia Pacific region while lowering our total cost of labor. Accordingly, during 2007, we anticipate that we will place help desk operations in Asia Pacific that provide for multilingual capabilities and/or a lower total cost of labor.

With an increasing number of our help desk sites deployed around the world, we are increasingly dependent upon technology to assist in maximizing the overall value and utilization of our technicians. We are in the process of upgrading our phone switch technology globally to fully enable voice over internet protocol
(VoiP) and the dynamic routing of calls to the available international resources. We will also be upgrading our workforce management software to allow us to better optimize the scheduling of resources in light of the anticipated volume of incidents from our customers. Due to these projects and our investment in the CA technology noted earlier, we expect our capital expenditures to increase 20%-30% in 2007, as compared to 2006.

3.   IT CONSULTING AND SYSTEMS INTEGRATION

Within our IT Consulting and Systems Integration business segment, we provide customers with IT infrastructure (such as personal computers, printers, phone systems, networks, servers and switches) design, development, technology deployment and implementation services, ranging from project planning and implementation to full-scale network, server and workstation installations, and maintenance. We offer customers a wide spectrum of IT services, ranging from technology consulting, security, application integration and storage to application development. We follow our implementation with a full range of services ranging from maintenance, help desk and desk side support to network monitoring in order to assist companies in managing their IT infrastructure. In 2005, we continued to expand our capabilities within this segment with the addition of TechTeam Akela SRL, which provides application development, migration, implementation and maintenance support services to clients in Romania, France, the United Kingdom, Switzerland, Belgium, Italy, Sweden and the United States.

Through our TechTeam Cyntergy, L.L.C. subsidiary, we offer deployment, technical support and training services to companies in the hospitality, retail and food service industries throughout the United States. TechTeam Cyntergy employees provide on-site services to implement technology and train our customers' personnel in the use of point-of-sale and property management software.

3.   GOVERNMENT TECHNOLOGY SERVICES

Our Government Technology Services are delivered by TechTeam Government Solutions, Inc. ("TTGSI") and its wholly-owned subsidiary, Sytel, Inc. The types of IT support services provided in this business segment are similar to the services offered in our other primary business segments, but are more heavily focused on supporting the customer's IT network. We provide these services to various departments and agencies of the U.S. Federal Government including, but not limited to, the U.S. Air National Guard, National Institutes of Health, Department of Defense, Department of Homeland Security, Immigration and Naturalization Service, and Department of Health and Human Services, and to local governmental entities in the United States (see information included in "Risks Inherent in Government Technology Services" located in "Item 1A -- Risk Factors").

Over the past year, the U.S. Federal Government IT services market has become more difficult. Due to a variety of factors, including changes in the leadership of the U.S. Congress and the expenditures necessary to support military operations and the global war on terrorism, we expect a decrease in the total amount of IT spending by the U.S. Federal Government for the foreseeable future. At this time, except for the budgets of the Department of Defense and the Department of Homeland Security whose budgets have been passed, the U.S. Federal Government is expected to be funded in the 2007 fiscal year at the same levels as it was in the 2006 fiscal year under a "continuing resolution." Accordingly, the funds will likely not be available for the growth of some our projects that we had earlier anticipated.

In light of these trends, we are focusing our new business development: (a) in areas where we can utilize our expertise to serve the mission-critical IT needs of our customers; (b) in further developing access to government-wide acquisition contracting vehicles (framework contracts entered into by the government without committing to any actual business with the contract holder) in which we can then sell task-order-based contract opportunities; (c) in strengthening our relationships with contractors with attractive contracting vehicles; and (d) in finding opportunities where we can leverage our commercial sector expertise in providing enterprise support services through a managed service and thereby providing the customer with measurable cost savings.

The majority of our revenue from this business segment is earned through long-term contracts through which we provide either managed network services for a monthly fee or services on a time and materials basis. For our managed network services customers, we provide complete life cycle support for a customer's IT infrastructure ranging from their desktops to their data and voice networks. We provide design, implementation, operation and maintenance (help desk and desk side support) services. For example, TTGSI provides systems administration support, network design, database administration, engineering support and other IT technical support services to the U.S. Air National Guard in all 50 states and four U.S. territories.

4.   OTHER SERVICES

We also provide, on a limited basis, technical staffing services and learning services. We provide on-site technical support services including help desk technicians, software developers and network support technicians. We strive to recruit a technically proficient employee base. We enhance our employees' proficiency by providing access to technical training programs, which include training in new technologies, advanced operating systems and sophisticated applications such as Oracle. Most of our technical staffing placements are long-term assignments.

We also provide custom training and documentation solutions that include a wide spectrum of offerings, including computer-based training, distance learning, course catalogs, registration, instructional design consultants, customized course materials, certified trainers, evaluation options, desk side tutorials and custom reports. We provide customized training programs for many proprietary applications.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. Ford accounted for 26.4% of our total revenue in 2006, as compared to 27.4% in 2005 and 37.4% in 2004. The U.S. Federal Government accounted for 24.9% of our total revenue in 2006, as compared to 30.0% in 2005 and 16.7% in 2004. No single agency or department of the U.S. Federal Government comprised 10% or greater of our total revenue for any of these three years.

Ford Motor Company

Our business with Ford consists of help desk and desk side services, distributed server support, technical staffing, network management and a specific project installing personal computers subcontracted through Dell Inc. Revenue generated through our business with Ford decreased to $44.1 million in 2006, from $45.7 million in 2005 and $47.9 million in 2004.

Ford has announced a new business plan (the "Way Forward Plan") that will result in the reduction of its North American salaried work force by approximately 33 percent, the equivalent of about 14,000 positions, 4,000 of which occurred in 2006 and additional reductions occurred in February 2007.

Our largest contract with Ford is our SPOC Program, which is currently scheduled to expire in November 2008. Under the SPOC Program, we provide a set of infrastructure support services under specific service level metrics, and we invoice Ford based upon the number of seats at Ford that we support. The number of seats supported is determined bi-annually on December 1 and June 1 of each year. If certain contractual conditions are met, Ford and TechTeam will have the right during each six-month period to request one out-of-cycle seat adjustment.

Ford continues to seek cost savings on its total cost of IT infrastructure support, and we continue to support Ford in finding ways to reduce its total cost. Under the SPOC Program renewal in December 2005, we provided Ford with a meaningful reduction in the price of our support through the redesign of our services, the way our services were performed, and the service levels, but our revenue from the SPOC Program remained relatively constant due to the expansion of the SPOC Program into new parts of the Ford enterprise, such as Jaguar and Land Rover. We believe this process will continue throughout 2007. Consequently, while we will lose seats from areas in Ford where we currently provide service under the SPOC Program, we anticipate successfully expanding our coverage of the SPOC Program within Ford to largely offset the decline in revenue caused by the decline in seats supported.

Although we cannot reliably predict the pace of Ford's restructuring plan or our ability to expand our scope of work, we estimate that our total revenue from Ford will decline approximately 4-7% in 2007 from 2006, without a material change in the gross profit margin earned from the business. Moreover, we do not believe that Ford's financial condition will otherwise affect our business with Ford or the collectibility of our accounts receivable from Ford. However, any failure to retain a significant amount of business with Ford, or bankruptcy filing or other restructuring by Ford, would have a material adverse effect on our operating results and liquidity.

U.S. Federal Government

We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government decreased to $41.7 million in 2006, from $50.0 million in 2005. Revenue from the U.S. Federal Government of $21.4 million in 2004 does not include revenue from Sytel, Inc., which we acquired on January 3, 2005.

The U.S. Federal Government's fiscal year ends on September 30 of each year. It is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of the fiscal year in order to avoid the loss of unexpended fiscal year funds. Moreover, in years when the U.S. Federal Government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a "continuing resolution" that authorizes agencies of the government to continue to operate, but traditionally does not authorize new spending initiatives. When the U.S. Federal Government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect our revenue, profit and cash flow during the period of delay.

Our recent contract award from the National Institutes of Health ("NIH"), Office of Information Technology, contains an expansion of services and positions beyond 2006 levels. At present, the U.S. Congress has only appropriated budgets for the Department of Defense and Department of Homeland Security and has not appropriated the budget for NIH. Therefore, we are not able to commence full work on the expanded services and positions until such budget is appropriated by Congress and signed by the President, or until NIH is able to reallocate current funds to these positions, should it able to do so. As a result, we anticipate a delay before we are able to generate our full revenue under the expanded portion of this contract, but we will be able to perform at U.S. Federal Government fiscal year 2006 funding levels under the congressionally approved continuing resolution.

COMPETITION

In our commercial business, there are many companies that provide services similar to ours, but no one company dominates our industry. We compete with global IT outsourcing companies (such as IBM, EDS and Computer Science Corporation), our potential customer's internal staff, and regional service providers. The markets for our services have been under significant price pressure as customers scrutinize their IT spending and globalization increases the number of low-cost providers able to provide similar services. Our large competitors typically provide a wide range of services through a global network of service providers and have stronger brand recognition.

We compete with a strong combination of quality, attentiveness to customers' needs, rapid responsiveness, competitive pricing, quality and consistently high levels of client satisfaction. We provide best-in-class help desk services based on price, experience and reputation in the industry, technological capabilities, ISO quality practices, responsiveness to client needs and referrals from existing clients.

In our government business, the industry is comprised of a large number of enterprises ranging from small, niche-oriented companies to multi-billion dollar corporations with a major presence throughout the U.S. Federal Government. Because of the diverse requirements of U.S. Federal Government customers and the highly competitive nature of large U.S. federal contracting initiatives, corporations frequently form teams to pursue contract opportunities. Prime contractors leading large proposal efforts select team members on the basis of their relevant capabilities and experience particular to each opportunity. As a result of these circumstances, companies that are competitors for one opportunity may be team members for another opportunity.

We have been successful in ensuring our presence on government-wide contracting vehicles and GSA Schedule contracts as either a prime contractor or subcontractor. Competition then takes place at the task order level, where knowledge of the customer and its procurement requirements and environment are keys to winning the business. We are focusing attention on competing for work under these contracts. Through the various contractual vehicles at our disposal, as either a prime contractor or subcontractor, we have the ability to market our services to many federal agencies. Our size in the market may be disadvantageous because we are not a small or disadvantaged business, and we may be too small to successfully compete as a prime contractor on many government-wide contracting vehicles. However, as a result of our experience in providing services to federal departments and agencies, we have first-hand knowledge of our customers and their goals, problems and challenges. We believe this knowledge gives us a competitive advantage in competing for tasks and positions us well for future growth.

SALES AND MARKETING

Our sales and marketing objective is to leverage our expertise, multilingual capabilities and global presence to develop long-term relationships with existing and potential clients domestically and internationally. Our initiatives are designed to build stronger brand identity within our current vertical markets and the overall IT outsourcing marketplace. We believe that our client base provides excellent opportunities for further marketing and cross selling of our services. Our plans for increasing our visibility include market-focused advertising, consultative personal visits with potential and existing clients, participation in market specific trade shows and seminars, speaking engagements, articles and white papers and our Web site. Further, we intend to invest in establishing and growing our network of channel and alliance partners, such as our relationship with CA, who are able to sell our services in a cooperative and mutually beneficial way. Our sales force and account management team are focused on both new customer acquisition and growth of business at our existing accounts.

Within our Government Technology Services business segment, we are focusing our new business development: (a) in areas where we can utilize our expertise to serve the mission-critical IT needs of our customers; (b) in further developing access to government-wide acquisition contracting vehicles (framework contracts entered into by the government without committing to any actual business with the contract holder) in which we can then sell task-order-based contract opportunities; (c) in strengthening our relationships with contractors with attractive contracting vehicles; and (d) in finding opportunities where we can leverage our commercial sector expertise in providing enterprise support services through a managed service and thereby providing the customer with measurable cost savings.

As we have diversified our business through acquisitions, we expect to integrate the service offerings of our acquisitions into our global service offerings and integrate the sales forces into one, integrated global sales force. Growth through acquisitions may also provide us the opportunity to broaden our set of service offerings and industry presence.

SEASONALITY

There is limited seasonality to our business. We invoice approximately 60% of our revenue on (1) a time and materials basis in which there are variations in revenue based on the number of billable days during a quarter and (2) a per-incident or per-call-handled basis in which revenue variations are caused by variations in call volumes and incidents handled. Our third quarter tends to be slower than the other quarters due to the summer holiday season in Europe, particularly in Sweden, and the fourth quarter may be negatively affected by the seasonal holidays.

INTELLECTUAL PROPERTY

We rely upon a combination of contract provisions and trade secret laws to protect our proprietary technology. We also rely on a combination of copyright, trademark and trade secret laws to protect our proprietary software. We attempt to further protect our trade secrets and other proprietary information through agreements with employees and consultants. We do not hold any patents and do not have any patent applications pending. There can be no assurance that the steps we have taken to protect our proprietary technology will be adequate to deter misappropriation of our proprietary rights or third-party development of similar proprietary software. We hold a registered trademark for TechTeam(R).

EMPLOYEES

We employed a total of 2,337 employees worldwide as of December 31, 2006, comprised of 2,137 technicians and operational staff, 41 sales and marketing employees and 159 administrative employees. Our employees, with the exception of approximately 373 employees in Europe, are not represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees generally to be good.

EUROPEAN OPERATIONS

We service our clients in Europe through nine, wholly-owned subsidiaries:
TechTeam Global Ltd., TechTeam Global NV/SA, TechTeam A.N.E. NV/SA (wholly-owned by TechTeam Global NV/SA), TechTeam Global GmbH, TechTeam Global AB, TechTeam SQM AB (wholly-owned by TechTeam Global AB), TechTeam Global Sp. z. o.o., S.C. TechTeam Global SRL and TechTeam Akela SRL. We offer services from each of our business segments in Europe except Government Technology Services. However, the majority of our European revenue has historically been generated in our IT Outsourcing Services segment.

TechTeam Global Ltd., TechTeam Global GmbH and TechTeam Global AB provide Ford and its subsidiaries with help desk services and technical staffing. TechTeam Global NV/SA and S.C. TechTeam Global SRL provide our clients primarily with multilingual IT Outsourcing Services. Ford and its subsidiaries are currently the only clients of TechTeam Global GmbH.

A summary of our international revenue and long-lived assets is set forth in
Note 12 of the Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

Our international business is subject to risks customarily encountered in foreign operations, including changes in a specific country or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar or the local currency of the subsidiary delivering the service. However, the majority of our revenue is received in the same currency in which we pay our expenses. While these risks are believed to be manageable, no assurances can be given in this regard.

DISCONTINUED OPERATIONS -- LEASING

TechTeam Capital Group, L.L.C. ("Capital Group"), a subsidiary of the Company, previously wrote leases for computer, telecommunications and other types of capital equipment, with initial lease terms ranging from two to five years. Capital Group ceased writing new leases in March 2000 and is in the final stages of running out its lease portfolio. Our future revenue stream from contractually committed leases is expected to be inconsequential to our results of operations. The activity that remains in winding-down the leasing operation is the collection of accounts receivable, including older accounts receivable related to terminated leases. As a result, Capital Group has been presented as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Disposal or Impairment of Long-Lived Assets." Under this statement, the operating results of Capital Group are presented separately from continuing operations in the accompanying financial statements for all periods presented. Capital Group previously was reported as a separate operating segment called Leasing Operations.

ITEM 1A. RISK FACTORS

FACTORS INFLUENCING FUTURE RESULTS

Because of the following factors, as well as other variables affecting our operating results that are not set forth below, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

While we describe each risk separately, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could also potentially impair our business, financial condition and results of operations.

OUR REVENUE AND GROSS PROFIT MAY SUFFER IF WE ARE NOT ABLE TO MAINTAIN OUR RELATIONSHIP WITH SIGNIFICANT CUSTOMERS FOR WHOM WE HAVE CONTRACTS UP FOR RENEWAL.

As set forth in "Item 1 -- Business," Ford Motor Company is a significant client of ours. Ford has recently announced its intent to implement significant cost reductions and organizational restructurings in response to declining business activity. A significant reduction in our business levels with Ford would materially impact our expected levels of operating performance and could slow our cash flow if payments on accounts receivable were delayed or suspended.

During 2007, we have contracts pending renewal that comprise approximately 15% of our 2006 revenue. We believe that we are well positioned to renew most of these contracts due to our overall value proposition, but there can be no assurance in this regard. See our discussion below of risks inherent in providing Government Technology Services.

THE COMPETITIVE PRESSURES WE FACE COULD HARM OUR REVENUE, GROSS MARGIN AND BUSINESS PROSPECTS.

We face intense competition in all of our markets and for all of our services. Many competitors have substantially greater resources, including more locations, greater financial resources, a larger client base, and greater name and brand recognition. These competitors may be willing to provide the same services that we provide at a loss or at a lower gross margin in order to attain other, more lucrative business from our customers. Due to this competition, it may be difficult for us to retain our current customers or grow our revenue outside of our current customer base.

The intense competition we face may result in our customers demanding reduced pricing from us in order for us to remain a preferred vendor. These pressures are likely to continue to increase due to the trend to move outsourcing services offshore to countries with lower labor costs, such as India, Malaysia and the Philippines. Our inability to continue to execute upon our strategy to address the globalization of the support services market could have a material adverse impact on our ability to maintain and grow our customer base. Further, we may have to continue to lower the prices of our services to stay competitive, while at the same time trying to maintain or improve quality, revenue and gross margin. If we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin, and therefore our profitability, could be adversely affected. Any of these circumstances could have a material adverse effect on our business, financial condition and results of operations.

Moreover, the process to win new business tends to be long. Our IT Outsourcing Services business models require significant changes to our customers' business processes, and each customer may have significant internal political difficulties with local regions surrendering decentralized control of the support function. The decision makers are rarely involved in the early details of the selection process so there are often multiple sales efforts -- to the team charged with selection and then to the Chief Information Officer/Chief Executive Officer/Board -- that have to occur. Our results are dependent on our ability to successfully manage the sales process and strong competition in these markets.

WE ARE SUBJECT TO CONTRACT RISKS INHERENT IN OUR BUSINESS.

The great majority of our contracts, including our Ford Global SPOC contract, may be terminated without cause on short notice, often upon as little as 90-days notice. Terminations and non-renewals of major contracts could have a material adverse impact upon our business, financial condition and results of operations.

A portion of our IT Outsourcing Services business is billed on a managed service basis (in which the fee is fixed to perform specified services) as opposed to a time and materials basis. The onset of problems in our customers' infrastructure, such as computer viruses, may require us to deploy additional resources to solve these problems. In many instances, we would not receive any additional revenue for the work performed, thereby adversely impacting our profitability.

To the extent we provide service on a per-incident, per-call or per-minute basis, our financial performance is dependent upon the volume of service requests that we receive on the project. Some of our contracts do not contain minimum guaranteed volume, so we may not receive enough volume during a month to pay for our costs relating to a specific contract. Even where volume guarantees exist, we may not receive enough volume to make a profit for the month the guarantee is enforced. Also, many of our contracts contain financial penalties for our failure to meet the contractual performance service levels. If the volume is too high, we may not be able to meet the service levels. In the United States, we are able to manage this risk through changes in our staffing, but our European entities do not have as much flexibility in staffing due largely to labor laws. Due to the competitive market, we often must agree to a price for providing service based primarily on information provided to us by our prospective customer. Sometimes this information is not correct, and it is difficult to increase our price because the prospective customer has a limited budget. Our inability to estimate accurately the resources and related expenses required for a project, or our failure to complete our contractual obligations in a manner consistent with their terms, could materially and adversely affect our business, financial condition and results of operations.

WE ARE SUBJECT TO RISKS INHERENT IN THE PROVISION OF TECHNOLOGY SERVICES TO GOVERNMENTAL ENTITIES.

We derive a significant amount of our revenue from U.S. Federal Government contracts that typically are awarded through competitive processes and span a one-year base period and one or more option years. When the U.S. Federal Government budget is under pressure, as it is at the present time, it may be difficult to develop business with new customers and grow or maintain contracts with existing customers. The unexpected termination or non-renewal of one or more of our significant contracts could result in significant revenue shortfalls. Our clients generally have the right not to exercise the option periods. In addition, our contracts typically contain provisions permitting an agency to terminate the contract on short notice, with or without cause. Following the expiration of the contract term, if the client requires further services of the type provided in the contract, there is frequently a competitive re-bidding process. We may not win any particular re-bid or be able to successfully bid on new contracts to replace those that have been terminated.

Many of the systems we support involve managing and protecting information involved in the U.S. Department of Defense and other sensitive government functions. A security breach in one of these systems could cause serious harm to our business, could result in negative publicity and could prevent us from having further access to such critically sensitive systems or other similarly sensitive areas for other governmental clients. Losses that we could incur from such a security breach could exceed the policy limits that we have for "errors and omissions" insurance, or it may not apply.

Some of our U.S. Federal Government contracts require us, and certain of our employees, to maintain security clearances. If we lose or are unable to obtain security clearances, the client can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain the required security clearances for our employees working on a particular engagement, we may not derive the revenue anticipated from the engagement, which could negatively impact our operating results.

U.S. Federal Government agencies routinely audit government contracts. These agencies review a contractor's performance on its contract, pricing practices, cost structure and compliance with applicable laws, regulations and standards. An audit could result in an adjustment to our revenue because any costs found to be improperly allocated to a specific contract will not be reimbursed, while improper costs already reimbursed must be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. Federal Government agencies. In addition, we could suffer harm to our reputation if allegations of impropriety were made against us.

We must comply with and are affected by U.S. Federal Government regulations relating to the formation, administration and performance of government contracts. These regulations affect how we do business with our clients and subcontractors, including mandating the percentage of business contracted to us that we must subcontract to small and minority businesses. These regulations may impose added costs on our business. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the U.S. Federal Government. Further, the U.S. Federal Government may reform its procurement practices or adopt new contracting methods relating to the General Services Administration schedule or other government-wide contract vehicles. To the extent that we are unable to successfully comply with these regulations, our Government Technology Services business could be negatively impacted.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO RECRUIT ADDITIONAL QUALIFIED PERSONNEL, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

Our success is highly dependent upon the efforts, direction and guidance of our executive leadership team. We currently have only two employment agreements with our executive officers (the President and Chief Executive Officer and the Senior Vice President, EMEA). The loss of any of our senior executives or our inability to attract, retain or replace key management personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.

OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our business involves the delivery of professional services and is very labor intensive. Our success depends in large part upon our ability to attract, develop, motivate and retain highly skilled technical, clerical and administrative employees. We can experience high turnover of our personnel and are often required to recruit and train replacement personnel as a result of a changing and expanding work force. Qualified personnel, especially in Washington, D.C., Bucharest, Romania, and Gothenburg Sweden, are in high demand. Accordingly, we may experience increased compensation costs that may not be offset through either increased productivity or higher customer pricing. Moreover, no assurances can be given that we will be able to attract and retain sufficient numbers of qualified employees in the future, especially when we need to expand our services in a short time period. While we attempt to implement a career path model where our helpdesks are located, thereby enabling our employees to move to new jobs that require higher skill levels and pay more money, this objective is difficult to achieve in tight labor markets. Our inability to attract and retain qualified personnel, or increases in wages or other costs of attracting, training or retaining qualified personnel, could have a material adverse effect on our business, financial condition and results of operations.

OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED SALES AND ACCOUNT MANAGEMENT PERSONNEL COULD HAVE AN ADVERSE EFFECT ON OUR ABILITY TO MEET OUR ORGANIC GROWTH TARGETS.

Our business involves the delivery of complex services over a distributed IT environment. It takes time to train new sales people in our business and for them to build a pipeline of opportunities. Inasmuch as we strive to grow existing accounts by expanding our services to new locations or adding new services to our solution, we rely heavily on our account managers to grow our revenue. In the past year, we experienced significant turnover in our sales force and account management team. We are in the process of rebuilding these teams. Our inability to find the right personnel and train them quickly may have an adverse effect on our ability to meet our organic growth targets.

IMPLEMENTATION OF OUR STRATEGY TO GROW THROUGH COMPLEMENTARY BUSINESS ACQUISITIONS IS SUBJECT TO NUMEROUS RISKS AND DIFFICULTIES.

Our business strategy includes seeking to make complementary business acquisitions. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions, complete these transactions and manage post-closing issues such as the integration of acquired companies. Integration issues are complex, time-consuming and potentially expensive and, without proper planning and implementation, could significantly disrupt our business. Integration issues include, but are not limited to, the diversion of management's attention, the loss of key business and/or personnel from the acquired company, unanticipated events, legal liabilities, dilutive effect of the issuance of additional securities and possible impairment of acquired intangible assets. Moreover, the financial risks continue after the integration of the acquired company. If the implicit value of the business declines, there could be a non-cash, partial or full write-off of the acquired intangible assets, including goodwill, attributed to the acquisition. Acquisitions also may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Any of these possible difficulties associated with acquisitions could have a material adverse effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO NUMEROUS RISKS RELATING TO OUR INTERNATIONAL OPERATIONS.

We operate businesses in many countries outside the United States, all of which are currently located throughout Europe. As part of our business strategy, we anticipate expanding our global reach to be able to deliver services from the Asia Pacific region and South America. As a result, we expect to continue expansion through start-up operations and acquisitions in additional countries. Expansion of our existing international operations and entry into additional countries will require management attention and financial resources.

Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including the following:

     - changes in a country or region's economic or political conditions, including inflation, recession, interest rate fluctuations and unanticipated military conflicts;

     - currency fluctuations, particularly in the European euro, which contribute to variations in the sale of services in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

     - longer accounts receivable cycles and financial instability among customers;

     -    local labor conditions and regulations;

     - differences in cultures and languages, which can impair our ability to work as an effective global team;

     -    differing political and social systems;

     -    changes in the regulatory or legal environment;

     -    differing technology standards or customer requirements;

     - difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

     -    changes in tax laws in international jurisdictions; and

     -    natural and man-made disasters.

To the extent we are not able to manage our international operations successfully, our business could be adversely affected and revenue or earnings could be reduced.

THERE ARE SUBSTANTIAL RISKS ASSOCIATED WITH EXPANDING OUR BUSINESS INTO OFFSHORE MARKETS.

The outsourcing industry trend to move business towards offshore markets could result in excess operating capacity in the United States and Belgium, thereby increasing competition for customers. Moreover, there are no assurances that we will be able to successfully expand into and conduct business in offshore markets. The success of any offshore operation is subject to numerous contingencies, some of which are beyond management control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks. Any failure in our strategy could have a material adverse effect on our business, financial condition and results of operations. See the discussion above regarding the risks associated with international operations.

When a number of service providers enter these offshore locations, the competition for employees increases, causing turnover and increasing labor costs. In these circumstances, we bear the risk of inflation, especially labor inflation, which could result in our costs increasing faster than we can improve technician productivity.

Several of our customers are attracted to the reduction in cost of our services they may obtain as a result of delivery from an offshore location. They also wish to enter into contracts that tend to provide them with predictable costs, while shifting the risk of volume fluctuations to us. Accordingly, we enter into long-term contracts to provide monthly services with a price that does not adjust significantly with inflation. Our inability to manage these risks could have a material adverse effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO CURRENCY RISKS AS A RESULT OF OUR INTERNATIONAL OPERATIONS.

We serve an increasing number of our U.S.-based customers using help desks in Europe. Some of these contracts are priced in U.S. dollars, while a substantial portion of our costs are incurred in Romanian lei or the European euro. Thus, we are subject to a foreign currency exchange risk. Although we enter into foreign exchange contracts from time to time to limit potential foreign currency exposure, we do not fully hedge this exposure. As a result, unfavorable shifts in exchange rates may reduce our gross profit on these contracts.

OUR INABILITY TO PROPERLY MANAGE PROJECTS AND CAPACITY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our ability to profit from the global trend toward outsourcing depends in part on how effectively we manage our help desk capacity. There are several factors and trends that have intensified the challenge of resource management. In order to either create the additional capacity necessary to accommodate new or expanded outsourcing projects or to manage the risk of labor inflation, we must consider opening new help desk facilities. The opening or expansion of a help desk facility may result, at least in the short term, in idle capacity until any new or expanded program is fully implemented. We periodically assess the expected long-term capacity utilization of our help desk facilities. As a result, we may, if deemed necessary, consolidate, close or partially close under-performing help desk facilities in order to maintain or improve targeted utilization and margins. There can be no assurance that we will be able to achieve or maintain optimal utilization of our help desk capacity. If we do not effectively manage our capacity, our business, financial condition and results of operations could be adversely affected.

With the addition of our Romanian help desk facility, we have significantly increased the amount of business that we are performing for the same customer from more than one location. Multisite and multilingual delivery increases the complexity of the service provided including, but not limited to, managing call volume and resources. Our inability to manage the different cultures and personnel to deliver consistent quality from different sites could have a material adverse effect on our business, financial condition and results of operations.

Our customers often ask us to expand our geographic footprint and the languages that we support. Often, they are seeking to reduce the cost of our support. Moreover, in order for us to keep our costs in line with the marketplace, our future success will be dependent upon our ability to find cost-effective locations in which to operate internationally. There is no assurance that we will be able to find cost-effective locations, obtain favorable lease terms, develop subcontractor relationships, establish facilities and train a workforce in a timely or economic manner.

Further, our work in the IT Consulting and Systems Integration business segment requires the efficient management of human resources. There is a risk that we may not have sold new business to replace projects as they are completed. Because we may not be able to maintain a steady or increasing demand for our services, we could suffer fluctuations in our revenue, the number of employees and results of operations.

WE ARE INCREASINGLY SELLING OUR SERVICES THROUGH CHANNEL PARTNERS AND OUR INABILITY TO EFFECTIVELY MANAGE A CHANNEL PARTNER OR CUSTOMER RELATIONSHIP MAY HAVE AN ADVERSE AFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are focused on developing relationships with channel and alliance partners to help us sell our services. These channel and alliance partners may be large companies with complementary services that may hire us to provide services to their customers. In these relationships, we generally do not control the customer relationship. Accordingly, we are dependent upon the prime contractor to appropriately manage our service delivery for the end customer. The failure of the prime contractor to do so can lead to situations where projects are delayed, modified or terminated for reasons outside our control. The channel and alliance partners may be in a different business or we may be their customer, and therefore we must balance our interest in obtaining new business with the best value for our purchases. Our inability to manage these relationships could have a negative effect on our business, financial condition and results of operations.

WE ARE HIGHLY DEPENDENT UPON TECHNOLOGY, AND OUR INABILITY TO KEEP PACE WITH TECHNOLOGICAL ADVANCES IN OUR INDUSTRY, OR OUR FAILURE OR INABILITY TO PROTECT AND MAINTAIN OUR EXISTING SYSTEMS, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our success depends in part on our ability to develop IT solutions that keep pace with continuing changes in the IT industry, evolving industry standards and changing client preferences. There can be no assurance that we will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. We need to continually make significant investments in sophisticated and specialized communications and computer technology to meet our clients' needs. We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain our competitiveness. Significant capital expenditures may be required to keep our technology up-to-date. There can be no assurance that any of our information systems will be adequate to meet our future needs or that we will be able to incorporate new technology to enhance and develop our existing services. Moreover, investments in technology, including future investments in upgrades and enhancements to software, may not necessarily maintain our competitiveness. Our future success will also depend in part on our ability to anticipate and develop information technology solutions that keep pace with evolving industry standards and changing client demands. Our inability to effectively keep pace with continuing changes in the IT industry could have a material adverse effect on our business, financial condition and results of operations.

Moreover, experienced computer programmers and hackers may be able to penetrate our network security, or that of our customers, and misappropriate confidential information, create system disruptions or cause shutdowns. If this were to occur, we could incur significant expenses in addressing problems created by security breaches of our network. Moreover, we could lose existing or potential customers for information technology outsourcing services or other information technology solutions, or incur significant expenses in connection with our customers' system failures. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design and manufacture, including "bugs" and other problems that can unexpectedly interfere with the operation of our systems. The costs to eliminate or alleviate security problems, viruses, worms and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service.

Our operations are dependent upon our ability to protect our help desk facilities and our information databases against damages that may be caused by fire and other disasters, power failures, telecommunications failures, unauthorized intrusion, computer viruses and other emergencies. The temporary or permanent loss of such systems could have a material adverse effect on our business, financial condition and results of operations. Notwithstanding precautions we have taken to protect ourselves and our clients from events that could interrupt delivery of our services, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, computer virus, firewall breach or other event would not result in a prolonged interruption in our ability to provide support services to our clients. Moreover, as we commence delivering services from an offshore location, the risks related to interruption of telecommunications increases. Any interruption to our data or voice telecommunications networks could have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS IS DEPENDENT UPON GENERAL ECONOMIC CONDITIONS, WHICH MAY AFFECT OUR FINANCIAL PERFORMANCE AND THE PRICE OF OUR COMMON STOCK.

Our revenue and gross profit depend significantly on general economic conditions and the demand for our services in the markets in which we compete. Softened demand for our services caused by economic weakness and constrained information technology spending over the past several years has resulted, and may result in the future, in decreased revenue, gross profit, earnings or growth rates and problems with our ability to realize customer receivables. In addition, customer financial difficulties have resulted, and could result in the future, in increases in accounts receivable write-offs and additions to reserves in our receivables portfolio. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our business, financial condition and results of operations.

OUR FINANCIAL RESULTS MAY BE ADVERSELY AFFECTED BY INCREASES IN BUSINESS COSTS.

Health care and other benefit costs continue to increase. Our business is labor intensive, and therefore we have exposure to these increasing health care and other benefit costs. While we attempt to compensate for these escalating costs in our business cost models and customer pricing and have passed along some of these increased costs to our employees, we generally have long-term, fixed-price pricing agreements with our customers. Accordingly, no assurances can be given that we will be able to recover increases in our costs through increased service fees.

WE MAY BE SUBJECT TO RISKS ASSOCIATED WITH TERRORIST ACTS OR OTHER EVENTS BEYOND OUR CONTROL.

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to TechTeam, our employees, facilities, partners, suppliers, distributors, resellers or customers, which could adversely impact our business, financial condition and results of operations.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR USE OF INTELLECTUAL PROPERTY.

We rely upon a combination of nondisclosure and other contractual arrangements and trade secrets, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees, customers and suppliers and limit distribution of proprietary information. There can be no assurance, however, that the steps taken by us in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use of such information and take appropriate steps to enforce our intellectual property rights.

Although we believe our services and/or software do not infringe upon the intellectual property rights of others and that we have all of the rights necessary to utilize the intellectual property employed in our business, we are subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums of money in litigation, pay damages, develop non-infringing intellectual property or acquire licenses of the intellectual property that may be the subject of asserted infringement.

WE MAY EXPERIENCE VOLATILITY IN OUR STOCK PRICE THAT COULD AFFECT YOUR
INVESTMENT.

The price of our common stock has been, and may continue to be, highly volatile in response to various factors, many of which are beyond our control including, but not limited to:

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

     -    regulatory actions or litigation; and

     -    departures of our key personnel.

The market price of our common stock may also be affected by our inability to meet analyst and investor expectations or failure to achieve projected financial results. Any failure to meet such expectations or projected financial results, even if minor, could cause the market price of our common stock to decline. Volatility in our stock price may result in your inability to sell your shares at or above the price at which you purchased them.

In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, securities class action lawsuits frequently have been instituted against such companies following periods of volatility in the market price of such companies' securities. If any such litigation is instigated against us, it could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

CERTAIN PROVISIONS OF OUR ORGANIZATIONAL DOCUMENTS AND RIGHTS AGREEMENT, AS WELL AS APPLICABLE DELAWARE CORPORATE LAW, COULD IMPEDE AN ATTEMPT TO REPLACE OR REMOVE OUR MANAGEMENT, PREVENT THE SALE OF OUR COMPANY OR PREVENT OR FRUSTRATE ANY ATTEMPT BY STOCKHOLDERS TO CHANGE THE DIRECTION OF OUR COMPANY, EACH OF WHICH COULD DIMINISH THE VALUE OF OUR COMMON STOCK.

Our certificate of incorporation and bylaws, each as amended and/or restated, as well as applicable Delaware corporate law, contain provisions that could impede an attempt to replace or remove our management or prevent the sale of our company that, in either case, stockholders might consider being in their best interests. For example, our bylaws limit the ability of stockholders to call special meetings of stockholders and establish certain advance notice procedures for nomination of candidates for election as directors and for stockholder proposals to be considered at stockholders' meetings. Our certificate of incorporation also authorizes our Board of Directors to determine the rights, preferences and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. In addition, our Board of Directors has adopted a Rights Agreement, dated May 6, 1997, as amended, that may have anti-takeover effects by delaying, deferring or preventing an unsolicited acquisition proposal, even if the proposal may be beneficial to the interests of our stockholders. Further, certain anti-takeover provisions of the Delaware General Corporation Law could make it more difficult for an unsolicited bidder to acquire us. These provisions of our certificate of incorporation and bylaws and Delaware law may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our world headquarters and principal executive offices are located in Southfield, Michigan. The following table sets forth certain information regarding the principal properties used by TechTeam as of March 1, 2007, all of which are leased:

                                                                           LEASE TERM BEGINNING    SQUARE
LOCATION                                  FUNCTION                          AND END (MM/DD/YR)    FOOTAGE
--------                                  --------                         --------------------   -------
Southfield, MI       World Headquarters and Help Desk Facility             11/01/93 - 12/31/16     73,622
Brussels, Belgium    European Headquarters and Help Desk Facility          08/01/97 - 12/31/13     45,420
Dearborn, MI         Help Desk Facility and Training Center                04/01/97 - 09/30/08     30,184
Bucharest, Romania   Help Desk Facility                                    09/01/04 - 08/31/14     30,139
Chantilly, VA        Headquarters of TechTeam Government Solutions, Inc.   06/12/04 - 05/31/11     18,000
Davenport, IA        Help Desk Facility                                    10/15/99 - 10/14/09     17,346
Stockholm, Sweden    Headquarters of TechTeam SQM AB                       02/14/07 - 09/30/09      6,598
Bethesda, MD         Sales and Administrative Office                       06/01/01 - 12/31/13      5,428
Portsmouth, RI       Sales and Administrative Office                       06/01/01 - 05/31/09      4,200
Gent, Belgium        Headquarters of TechTeam A.N.E. NV/SA                 01/01/06 - 11/30/14      4,090
Gothenburg, Sweden   Sales and Administrative Office                       09/01/02 - 03/31/08      1,022
Gothenburg, Sweden   Sales and Administrative Office                       02/14/07 - 05/31/07        613

We believe the facilities we occupy are well maintained and in good operating condition. We also believe these locations are adequate to meet our needs for the foreseeable future. These facilities include general office space and computer training classrooms. Because some of our services are performed at client sites, the cost of maintaining multiple offices is minimized.

ITEM 3. LEGAL PROCEEDINGS

In November 2006, we entered into a settlement to resolve previously reported claims that were brought against us by William F. Coyro, Jr., the Company's former President and Chief Executive Officer, and David W. Morgan, the Company's former Vice President of Finance and Business Development, Chief Financial Officer and Treasurer. The settlement included a full release of any existing liability of the Company and the dismissal with prejudice of the complaint Mr. Morgan filed with the U.S. Department of Labor Occupational Safety and Health Agency asserting that he resigned from employment with the Company due to actions taken against him as a result of certain activities protected under
Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1514A. We recorded pre-tax expense of $650,000 during the third quarter of 2006 to conclude these settlements.

In addition to the above matter, from time to time we are involved in various litigation matters arising in the ordinary course of business. None of these matters, individually or in the aggregate, are material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASDAQ(R) Global Market under the symbol "TEAM." The following table sets forth the reported high and low sales prices of our common stock for the quarters indicated as reported by the NASDAQ(R) Global Market.

YEAR AND QUARTER         HIGH      LOW
----------------        ------   ------
2006
   First Quarter ....   $11.59   $ 9.00
   Second Quarter ...    11.23     8.72
   Third Quarter ....     9.26     7.07
   Fourth Quarter ...    11.30     7.82

2005
   First Quarter ....   $12.00   $ 9.82
   Second Quarter ...    15.34    10.02
   Third Quarter ....    14.99    10.75
   Fourth Quarter ...    12.76     7.50

The Company has never paid any dividends on its common stock and has no present intention to pay dividends in the foreseeable future. Any future decision as to payment of dividends will be made at the discretion of our Board of Directors and will depend upon our earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant.

TechTeam had approximately 366 shareholders of record as of March 1, 2007.

The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the fourth quarter of 2006:

                                                                       TOTAL NUMBER OF      MAXIMUM NUMBER OF
                                         TOTAL NUMBER     AVERAGE    SHARES PURCHASED AS   SHARES THAT MAY YET
                                          OF SHARES     PRICE PAID     PART OF PUBLICLY     BE PURCHASED UNDER
              PERIOD                    PURCHASED (A)    PER SHARE    ANNOUNCED PROGRAMS       THE PROGRAMS
              ------                    -------------   ----------   -------------------   -------------------
October 1, 2006 to October 31, 2006         7,220         $ 8.78              --                    --
November 1, 2006 to November 30, 2006       6,933         $ 9.45              --                    --
December 1, 2006 to December 31, 2006       6,309         $10.38              --                    --

(a) All shares were purchased by the TechTeam Global Retirement Savings Plan (one of the Company's 401(k) plans) using employer matching contributions made in cash or through the use of plan forfeitures. The purchases were not made pursuant to publicly announced plans and were made in the open market.

Information regarding our equity compensation plans is contained in "Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

On October 3, 2005, we acquired all of the issued and outstanding capital stock of Akela Informatique SRL for: (i) 2,450,000 European euro (1 European euro = $1.203 on October 3, 2005) and (ii) 24,570 shares of common stock having a market value on the acquisition date of $250,000, as determined by multiplying the number of shares issued by the closing price per share of our common stock on the date of issuance. The shares may not be sold by the holders prior to October 3, 2007. The issuance of our common stock pursuant to this transaction was claimed to be exempt from registration under the Securities Act of 1933, as amended (the "1933 Act"), pursuant to Section 4(2) of the 1933 Act and/or Regulation S promulgated under the 1933 Act.

PERFORMANCE GRAPH

Set forth below is a graph comparing the cumulative total return on TechTeam's common stock from January 1, 2001 through December 31, 2006, with that of the NASDAQ Stock Market -- U.S. Index (the "NASDAQ U.S. Index") and the NASDAQ Computer & Data Processing Services Stocks Index (the "NASDAQ Computer Index") over the same period. The graph assumes that the value of the investment in TechTeam's common stock, the NASDAQ U.S. Index and the NASDAQ Computer Index was $100 on January 1, 2001, and that all dividends were reinvested.

The graph displayed below is presented in accordance with U.S. Securities and Exchange Commission requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. This graph in no way reflects TechTeam's forecast of future financial performance.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

                               (PERFORMANCE GRAPH)

                               TOTAL RETURN INDEX

                  DEC 2001   DEC 2002   DEC 2003   DEC 2004   DEC 2005   DEC 2006
                  --------   --------   --------   --------   --------   --------
NASDAQ U.S.         100%        69%       103%       112%       115%       126%
NASDAQ COMPUTER     100%        69%        91%       100%       104%       116%
TECHTEAM GLOBAL     100%       240%       225%       328%       324%       363%

ITEM 6. SELECTED FINANCIAL DATA

The following table presents information derived from our consolidated financial statements for each of the five years ended December 31, 2006. This information should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 -- Financial Statements and Supplementary Data." The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

                                                                   YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------
          STATEMENTS OF OPERATIONS DATA             2006         2005         2004         2003      2002
          -----------------------------           --------     --------     --------     -------   -------
                                                           (In thousands, except per share data)
Revenue
   IT Outsourcing Services.....................   $ 86,461     $ 76,845     $ 77,205     $67,669   $59,106
   Government Technology Services..............     47,393       56,159(a)    28,142(b)       --        --
   IT Consulting and Systems Integration.......     24,013       24,483       14,641       8,195     7,197
   Other Services..............................      9,497        9,010        8,000       9,969    11,230
                                                  --------     --------     --------     -------   -------
Total revenue..................................   $167,364     $166,497     $127,988     $85,833   $77,533
                                                  ========     ========     ========     =======   =======
Income before income taxes.....................   $  2,750(c)  $  7,796     $  7,175(d)  $ 1,248   $ 2,601
   Income tax provision........................        873        2,402        2,547       1,438     1,483
                                                  --------     --------     --------     -------   -------
Income (loss) from continuing operations.......      1,877        5,394        4,628        (190)    1,118
   Income (loss) from discontinued operations..        (43)          74           97        (856)      280
   Cumulative effect of accounting change......         --           --           --          --    (1,123)(e)
                                                  --------     --------     --------     -------   -------
Net income (loss)..............................   $  1,834     $  5,468     $  4,725     $(1,046)  $   275
                                                  ========     ========     ========     =======   =======
Diluted earnings (loss) per common share
   Income (loss) from continuing operations....   $   0.18     $   0.54     $   0.48     $ (0.02)  $  0.10
   Income (loss) from discontinued operations..         --         0.01         0.01       (0.09)     0.03
   Cumulative effect of accounting change......         --           --           --          --     (0.10)(e)
                                                  --------     --------     --------     -------   -------
   Net income (loss) per share.................   $   0.18     $   0.54     $   0.49     $ (0.10)  $  0.02
                                                  ========     ========     ========     =======   =======
Weighted average common shares and
   common share equivalents outstanding........     10,176        9,832(f)     8,904      10,066    11,103
                                                  ========     ========     ========     =======   =======
Weighted average preferred shares outstanding..         --(f)       244(f)       690         503        --
                                                  ========     ========     ========     =======   =======

(a) On January 3, 2005, we acquired 100% of the outstanding stock of Sytel, Inc.

(b) On December 31, 2003, we acquired 100% of the outstanding stock of Digital Support Corporation.

(c) During 2006, we recorded expenses totaling $1.4 million for legal and professional fees associated with a proxy contest initiated by a shareholder, an asset impairment charge of $580,000 related to a software asset and $650,000 for the settlement of claims against the Company by certain former Company officers.

(d) During 2004, we recorded an asset impairment charge of $485,000 related to a software asset.

(e) Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and recorded an impairment charge for goodwill related to discontinued operations.

(f) In May 2005, the holder of our preferred stock converted all outstanding shares of preferred stock into 689,656 shares of common stock.

                                                                    AS OF DECEMBER 31,
                                                  -----------------------------------------------------
          BALANCE SHEET DATA                        2006        2005        2004        2003      2002
          ------------------                      --------    --------    --------    -------   -------
                                                                     (In thousands)
Total assets...................................   $117,930    $123,010     $88,987    $77,700   $82,301
Long-term obligations..........................      5,426      14,115       1,699        408       376
Redeemable convertible preferred stock.........         --          --       5,000      5,000        --
Total shareholders' equity.....................   $ 86,308    $ 78,240     $66,660    $60,770   $73,320

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

OVERVIEW

We are a global provider of information technology ("IT"), enterprise support and business process outsourcing services to Fortune 1000 companies, government entities, multinational companies, product and service providers, and small and medium-sized companies.

We had a difficult year in 2006 on a number of fronts. First, certain new and existing customer accounts proved quite challenging to our overall profitability, particularly during the first half of the year. These accounts generally improved their performance each quarter. Second, our Government unit and our hospitality systems implementation and training business experienced a decline in revenue from the conclusion of certain contracts and wind-down of projects. Third, we became engaged in a costly and distracting proxy contest with one of our largest shareholders that ended amicably in May, but substantially impaired our earnings during the first half of the year. Fourth, we recorded an asset impairment charge to cost of revenue during the first quarter. And finally, we concluded the transition of leadership, which included the appointment of a new President and Chief Executive Officer, restructuring our executive team and electing a Board of Directors largely comprised of new members. The combination of these factors caused our net income to decline from $5.5 million, or $0.54 per share, in 2005 to $1.8 million, or $0.18 per share, in 2006.

While the financial impact of these items was unfortunate, we believe that our base business is stable, we have tangible opportunities to grow organically, and our leadership team is focused on objectives that will improve our business in the long term. Several positive trends appeared during the second half of the year, including revenue momentum driven in part by the addition of several new customers for our enterprise support service model over the last four months of the year. We are also expanding our services for some existing clients and are deepening our relationships with them.

We are focused on expanding the markets for our enterprise support service model for our customers. During 2006 and the first quarter of 2007, we began to provide enterprise support services to new large enterprise customers, including Phillip Morris International and Boehringer Ingelheim U.K. Once we begin providing service to a customer, we are regularly able to further expand the scope of our services to that customer because an increased volume of business allows us to obtain a higher utilization of resources and allows us to obtain a lower cost that can be passed onto the customer. We believe that we will continue to see growth in our enterprise support for large businesses.

We are also strategically expanding the scope of services provided within our enterprise support service model. In order to enhance the value-added set of services within our model, we are increasing our expertise in IT services management through the implementation of the comprehensive set of best practices set forth in the Information Technology Infrastructure Library ("ITIL"), which has been integrated into the ISO standards. In addition to incident management, our current core service offering, we are expanding our services to include problem management, change management, configuration management, availability management and capacity management; thereby increasing the value of our services.

The growth opportunities available to us will not be free of challenges. In the early months of a new contract, we can experience downward margin pressure as clients do not want to bear the full cost of transitioning to a managed service model of enterprise support. With several, new large-scale customers ramping to full volume over the first half of 2007, we anticipate reduced margins on these accounts.

Another challenge is the need to implement a technology platform that enables the highest quality service across the globe while maximizing the overall value and utilization of our technicians. We are in the process of upgrading our global phone switch technology and our workforce management software to help accomplish this objective. As part of our service offering to small and medium-sized businesses, we have initiated a business relationship with CA, Inc. under which we can license CA's suite of tools to provide ITIL-based software and services to our customers. Due to these and other projects, we expect our capital expenditures to increase 20%-30% in 2007, as compared to 2006.

Next, Ford Motor Company ("Ford") continues to be a significant customer and is under significant financial pressure as it implements its Way Forward Plan. We estimate that our total revenue from Ford under all programs will decline approximately 4-7% in 2007 from 2006. Please refer to our discussion of Ford in the "Impact of Business with Major Clients" section of MD&A. Also, we have several contract renewals in 2007, which may be challenging as clients seek improved price points together with an enhanced level of service.

Finally, we expect an increase in selling, general and administrative ("SG&A") expense in future periods in absolute dollars as we continue to make careful and considerate investments in areas to support our global growth such as our sales and marketing capabilities, additional executive talent, human resources and, as noted above, our technology infrastructure. However, we are maintaining a proactive focus on spending and cost avoidance and will continue to pursue SG&A spending levels that are 20% of revenue or less. This is a challenge that will likely take the next several quarters or longer to achieve as we make investments to position ourselves for long-term growth.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

Our business consists of two main components -- our Commercial Business and our Government Business. Together, our IT Outsourcing Services segment, IT Consulting and Systems Integration segment and Other Services segment comprise our Commercial Business. Our Government Technology Services segment comprises our Government Business. In addition to managing our business by these service lines, we also manage our business by geographic market -- the Americas (defined as North America excluding our government-based subsidiaries), EMEA (Europe, Middle East and Africa) and Government Solutions (defined as our government-based subsidiaries). Together, the Americas and EMEA comprise our Commercial Business.

During the fourth quarter of 2006, we combined two operating segments -- Technical Staffing and Learning Services -- into one operating segment called Other Services since these segments represent less than 10% of our total revenue. During the fourth quarter of 2006, we also reclassified certain projects between our three main service lines -- IT Outsourcing Services, Government Technology Services and IT Consulting and Systems Integration -- to allow us to track business unit results more appropriately and to report consistent with how the services are managed. Prior year amounts have been reclassified to be consistent with the current year presentation.

Revenue

                                                  YEAR ENDED DECEMBER 31,
                                                 ------------------------    INCREASE       %
                                                     2006        2005       (DECREASE)    CHANGE
                                                   --------    --------     ----------   -------
                                                             (In thousands)
REVENUE
   Commercial Business
      IT Outsourcing Services ................     $ 86,461    $ 76,845      $ 9,616      12.5%
      IT Consulting and Systems Integration ..       24,013      24,483         (470)     (1.9)%
      Other Services .........................        9,497       9,010          487       5.4%
                                                   --------    --------      -------
   Total Commercial ..........................      119,971     110,338        9,633       8.7%
   Government Technology Services ............       47,393      56,159       (8,766)    (15.6)%
                                                   --------    --------      -------
TOTAL REVENUE ................................     $167,364    $166,497      $   867       0.5%
                                                   ========    ========      =======

As shown in the above table, the moderate increase in revenue to $167.4 million in 2006 is attributable to growth in IT Outsourcing Services largely from new customer contracts that was offset by revenue declines from the conclusion of certain contracts in Government Technology Services and the wind-down of certain systems implementation and training projects in IT Consulting and Systems Integration. Excluding revenue from our acquisition of TechTeam Akela SRL ("Akela") on October 3, 2005, revenue decreased slightly to $163.0 million in 2006, from $165.7 million in 2005. Revenue was also positively affected by the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business, which increased revenue by approximately $503,000 over the comparable period in 2006.

IT Outsourcing Services

Revenue from IT Outsourcing Services increased 12.5% to $86.5 million in 2006, from $76.8 million in 2005, as a result of an 18.3% increase in revenue in the Americas from new customer contracts awarded in 2006 and the fourth quarter of 2005, and a 7.5% increase in revenue in Europe primarily from growth in Ford, new customer accounts and our shared services offering for our pharmaceutical clients. The revenue increase in the Americas was partially offset by a decline in revenue from certain existing customers, including a 8.2% decline in revenue in Ford. Revenue in EMEA was positively affected by the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business. If IT Outsourcing Services revenue in EMEA were translated into U.S. dollars at the comparable average exchange rate in 2005, reported revenue would have decreased approximately $167,000 in 2006. Since most of our international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit is considerably less than the estimated impact on revenue and is not significant.

Globally, IT Outsourcing Services revenue generated from Ford declined 3.6% to $36.1 million in 2006, from $37.4 million in 2005. Revenue from Ford declined in each country (United States, Germany and Sweden) except the United Kingdom, where we began providing SPOC services to Jaguar and Land Rover in March 2006. Revenue from Ford in other regions decreased primarily due to a reduction in the number of seats supported as Ford continues to restructure its operations and reduce its worldwide workforce and from lower prices charged under the Global SPOC Program contract renewal on December 1, 2005. Please refer to our discussion of Ford in the "Impact of Business with Major Clients" section of MD&A.

IT Consulting and Systems Integration Services

Revenue from IT Consulting and Systems Integration decreased 1.9% to $24.0 million in 2006, from $24.5 million in 2005, due to the wind-down of certain systems implementation and training projects from TechTeam Cyntergy, which provides deployment, training and implementation services to companies in the hospitality, retail, food service and other industries and drove significant growth in this segment in 2005. The decline in revenue was partially offset by our acquisition of Akela in October 2005. Excluding revenue from our acquisition of Akela, revenue from IT Consulting and Systems Integration decreased 13.3% to $20.8 million in 2006, from $24.0 million in 2005. While the decline in revenue from certain project-based work was expected, we were not able to replace the work prior to the decline in revenue.

Government Technology Services

Revenue from Government Technology Services decreased 15.6% to $47.4 million in 2006, from $56.2 million in 2005, primarily due to the conclusion of two contracts that provided $6.0 million in incremental revenue in 2005 over 2006, and the completion of projects at other customers. Most significantly, while our contract with the U.S. Department of State, which provided $4.5 million of revenue in 2005, ended in September 2005, in our purchase agreement acquiring Sytel we held back and retained $2 million of the original purchase price for this contingency. Certain other contracts that concluded were small-business contracts that were not renewed because Sytel no longer qualified as a small business.

We are diligently working to replace the decline in revenue through our pursuit of new contract vehicles, particularly within the Department of Defense. In this respect, we recently announced in February 2007 that we are a member of the Dimensions International, Inc. Team selected as one of the prime contractors on the U.S. Army's Field and Installation Readiness Support Team ("FIRST") contract. However, since the FIRST contract is an indefinite-delivery/indefinite-quantity contract, we may not realize any revenue under this contract in 2007 or future periods. We also maintained a keen focus on existing contracts that were scheduled to expire in 2006 in which we had to recompete for the work and were recently successful in winning several significant recompete contracts.

Gross Profit and Gross Margin

                                             YEAR ENDED DECEMBER 31,
                                     ---------------------------------------
                                            2006                 2005
                                     ------------------   ------------------
                                                 GROSS                GROSS     INCREASE       %
                                      AMOUNT   MARGIN %    AMOUNT   MARGIN %   (DECREASE)    CHANGE
                                     -------   --------   -------   --------   ----------   -------
                                                   (In thousands, except percentages)
GROSS PROFIT
   Commercial
      IT Outsourcing Services ....   $22,002     25.4%    $19,315     25.1%     $ 2,687      13.9%
      Asset impairment loss ......      (580)      --          --       --         (580)       --
                                     -------              -------               -------
         Total IT Outsourcing
            Services .............    21,422     24.8%     19,315     25.1%       2,107      10.9%
      IT Consulting and Systems
         Integration .............     5,741     23.9%      6,068     24.8%        (327)     (5.4)%
      Other Services .............     1,610     17.0%      1,820     20.2%        (210)    (11.5)%
                                     -------              -------               -------
   Total Commercial ..............    28,773     24.0%     27,203     24.7%       1,570       5.8%
   Government Technology
      Services ...................    12,604     26.6%     14,880     26.5%      (2,276)    (15.3)%
                                     -------              -------               -------
TOTAL GROSS PROFIT ...............   $41,377     24.7%    $42,083     25.3%     $  (706)     (1.7)%
                                     =======              =======               =======

Consistent with revenue, the majority of the overall decline in gross profit is attributable to the conclusion of certain contracts in Government Technology Services, the wind-down of certain systems implementation and training projects in IT Consulting and Systems Integration, and a pre-tax charge to cost of revenue for the net carrying value of assets of $580,000 related to our decision to discontinue using certain software. These decreases were partially offset by gross profit growth in IT Outsourcing Services largely from new customer accounts.

IT Outsourcing Services

Gross profit from IT Outsourcing Services increased 10.9% to $21.4 million in 2006, from $19.3 million in 2005. Gross margin (defined as gross profit as a percentage of revenue) decreased to 24.8% in 2006, from 25.1% in 2005. In 2006, gross profit included an asset impairment loss recorded in the first quarter for the net carrying value of assets of $580,000 related to our decision to discontinue using certain software. Excluding the asset impairment loss, gross margin increased to 25.4% in 2006. This segment experienced an increase in gross profit and gross margin related to our shared services offering in EMEA for our pharmaceutical clients where we experienced 45.6% revenue growth and were successful in enhancing our workforce distribution of the service delivery for these customers. However, this and other improvements in gross margin have been largely offset by substandard and delayed profitability on two, new major customer accounts in the Americas, the largest of which was launched in three phases over an eight-month period that ended in June 2006. We have been diligently pursuing improvement programs for these two new customer accounts and other accounts that have been performing below expectations. While these accounts experienced an improvement in gross profit and gross margin during the second half of 2006, they remain below expectations and we believe they can be further improved.

IT Consulting and Systems Integration Services

Gross profit from IT Consulting and Systems Integration decreased 5.4% to $5.7 million in 2006, from $6.1 million in 2005. Gross margin decreased to 23.9% in 2006, from 24.8% in 2005. The decrease in gross profit and gross margin was primarily due to the wind-down of certain systems implementation and training projects in the hospitality industry that drove significant growth in this segment in 2005, and from a temporary decline in gross profit and gross margin from our on-going project installing personal computers at Ford subcontracted through Dell Inc. These declines were partially offset by our acquisition of Akela in October 2005. Excluding the gross profit contributed by Akela, gross profit decreased 26.8% to $4.3 million in 2006, from $5.9 million in 2005, and gross margin decreased to 20.8% from 24.6%.

Government Technology Services

Gross profit from our Government Technology Services segment decreased 15.3% to $12.6 million in 2006, from $14.9 million in 2005. Gross margin increased slightly to 26.6% in 2006, from 26.5% in 2005. The decrease in gross profit is primarily due to the conclusion of two contracts that provided $6.0 million in revenue in 2005, and the completion of projects at other customers. The inclusion of resale items for both periods had the effect of reducing gross margin by approximately 50-70 basis points in 2006 and 2005.

Geographic Market Discussion

                         YEAR ENDED DECEMBER 31,
                         -----------------------    INCREASE       %
                             2006        2005      (DECREASE)    CHANGE
                           --------    --------    ----------   -------
                                     (In thousands)
REVENUE
   Commercial
      Americas .......     $ 63,494    $ 60,349     $ 3,145       5.2%
      EMEA ...........       56,477      49,989       6,488      13.0%
                           --------    --------     -------
   Total Commercial ..      119,971     110,338       9,633       8.7%
   Government ........       47,393      56,159      (8,766)    (15.6)%
                           --------    --------     -------
TOTAL REVENUE ........     $167,364    $166,497     $   867       0.5%
                           ========    ========     =======
GROSS MARGIN
   Commercial
      Americas .......         21.3%       24.5%
      EMEA ...........         27.0%       24.8%
                           --------    --------
   Total Commercial ..         24.0%       24.7%
   Government ........         26.6%       26.5%
                           --------    --------
TOTAL GROSS MARGIN ...         24.7%       25.3%
                           ========    ========

Americas

Revenue generated in the Americas increased 5.2% to $63.5 million in 2006, from $60.3 million in 2005, primarily due to 18.3% revenue growth from IT Outsourcing Services resulting from new customer contracts awarded in 2006 and the fourth quarter of 2005. This increase was partially offset by a decline in revenue from certain existing customers, including an 8.2% decline in revenue in Ford, and a 17.1% decline in revenue from IT Consulting and Systems Integration from the wind-down of certain projects.

Gross margin from the Americas decreased to 21.3% in 2006, from 24.5% in 2005. Gross margin in 2006 includes an asset impairment loss for the net carrying value of assets of $580,000 related to our decision to discontinue using certain software. Excluding the asset impairment loss, gross margin decreased to 22.2% in 2006. The Americas experienced a decrease in gross margin from IT Consulting and Systems Integration from the wind-down of certain projects and from IT Outsourcing Services related to the aforementioned substandard and delayed profitability on two, new major customer accounts, the largest of which was launched in three phases over an eight-month period that ended in June 2006.

EMEA

Revenue generated in EMEA increased 13.0% to $56.5 million in 2006, from $50.0 million in 2005, primarily due to our acquisition of Akela. Excluding revenue from Akela, revenue generated in EMEA increased 6.0% to $52.1 million in 2006, primarily due to revenue growth in IT Outsourcing Services from our shared services offering for our pharmaceutical clients, Ford and new customer accounts. Revenue was also positively affected by the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business. If revenue in EMEA for each quarter in 2006 were translated into U.S. dollars at the comparable average exchange rate in 2005, reported revenue would have decreased approximately $503,000. Since most of our international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit is considerably less than the estimated impact on revenue and is not significant. Although the impact of exchange rate fluctuations did not have a significant affect on reported revenue for 2006, the estimated impact on revenue was significant on a quarter-by-quarter basis. Reported revenue in the first and second quarters of 2006 was negatively affected by approximately $1.4 million, most of which occurred in the first quarter, while reported revenue in the third and fourth quarters of 2006 was favorably affected by approximately $1.9 million, most of which occurred in the fourth quarter.

Gross margin from EMEA increased to 27.0% in 2006, from 24.8% in 2005. EMEA experienced an increase in gross margin due to margin improvements on various existing IT Outsourcing accounts, particularly our shared services offering for our pharmaceutical clients where we experienced 45.6% revenue growth and were successful in enhancing our workforce distribution of the service delivery for these customers. The gross margin improvement on existing accounts is a combination of focused improvement efforts on certain accounts and project-based, add-on work that we perform from time-to-time.

Operating Expenses and Other

                                                   YEAR ENDED DECEMBER 31,
                                                  ------------------------    INCREASE       %
                                                       2006       2005       (DECREASE)    CHANGE
                                                     --------   --------     ----------   -------
                                                             (In thousands)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense...      $39,217     $34,892      $ 4,325      12.4%
Net interest income............................      $   776     $   390      $   386      99.0%
Foreign currency transaction gain (loss).......      $  (186)    $   215      $  (401)     (187)%
Income tax provision...........................      $   873     $ 2,402      $(1,529)    (63.7)%

Selling, general, and administrative ("SG&A") expense increased 12.4% to $39.2 million, or 23.4% of total revenue, in 2006, from $34.9 million, or 21.0% of total revenue, in 2005. The increase in SG&A expense can be primarily attributed to: (1) legal and professional fees associated with responding to a complaint filed by a shareholder ("Costa Brava") seeking to inspect certain books and records of the Company, matters relating to the proxy contest initiated by Costa Brava related to the election of our Board of Directors, and the Settlement Agreement with respect to these matters ($1.4 million), (2) costs related to the settlement of claims previously reported by the Company that were brought against it by certain former Company officers ($650,000), (3) an increase in Board of Director fees, including the value of potential equity awards ($439,000), (4) the acquisition of Akela ($1.3 million), (5) stock-based compensation expense related to our adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," primarily attributable to stock options issued in 2006 ($314,000), (6) an increase in 401(k) expense related to increased employer matching contributions, more participants in the plan, and the absence of a benefit from using plan forfeitures to reduce employer contributions as we were able to do in 2005 ($488,000) and (7) increased technology infrastructure costs ($905,000). These increases were partially offset by a decrease in professional fees related to our annual audit and tax compliance requirements and ongoing compliance with the Sarbanes-Oxley Act of 2002 ($714,000), and reduced facility costs as we consolidated offices and allowed certain leases to expire ($520,000).

Net interest income increased to $776,000 in 2006, from $390,000 in 2005, as a result of earning higher average rates of return on invested cash equivalents.

The consolidated effective tax rates of 31.7% in 2006 and 30.8% in 2005 differ from the statutory tax rate in the United States of 34% primarily due to the utilization of operating loss carryforwards in Europe and the tax benefit of tax rates in certain foreign countries that are lower than 34%. These favorable items were partially offset by the unfavorable impact of state income taxes and nondeductible expenses.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

Revenue

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------    INCREASE       %
                                                      2005       2004      (DECREASE)   CHANGE
                                                    --------   --------    ----------   ------
                                                            (In thousands)
REVENUE
   Commercial
      IT Outsourcing Services.................      $ 76,845   $ 77,205     $  (360)    (0.5)%
      IT Consulting and Systems Integration...        24,483     14,641       9,842     67.2%
      Other Services..........................         9,010      8,000       1,010     12.6%
                                                    --------   --------     -------
   Total Commercial...........................       110,338     99,846      10,492     10.5%
   Government Technology Services.............        56,159     28,142      28,017     99.6%
                                                    --------   --------     -------
TOTAL REVENUE.................................      $166,497   $127,988     $38,509     30.1%
                                                    ========   ========     =======

The majority of the overall revenue growth to $166.5 million in 2005 was attributable to growth in Government Technology Services from our acquisition of Sytel, Inc. ("Sytel") in January 2005 and growth in IT Consulting and Systems Integration from TechTeam Cyntergy. Revenue growth was also favorably impacted by our acquisition of Akela in October 2005 and having a full year of activity from TechTeam A.N.E. ("A.N.E."), which we acquired in May 2004. Excluding the acquisitions of Sytel, Akela and A.N.E. for both periods, total revenue increased 3.1% to $127.7 million in 2005, from $123.9 million in 2004.

IT Outsourcing Services

Revenue from IT Outsourcing Services decreased slightly to $76.8 million in 2005, from $77.2 million in 2004, as a result of 24.1% revenue growth from our blended service delivery solution in EMEA (Belgium and Romania), which was offset by a 13.0% decline in revenue in the Americas. The growth in EMEA is primarily due to new customer contracts launched in 2005. The revenue decrease in the Americas is due to the reduction in business from DaimlerChrysler and the conclusion of business with Liberty Mutual Insurance Company, which were partially offset by new customer contracts.

Globally, IT Outsourcing Services revenue generated from Ford declined 4.6% to $37.4 million in 2005, from $39.2 million in 2004. Revenue from Ford declined in each country (United States, Germany and United Kingdom) except Sweden, which had a moderate increase. Revenue from Ford decreased primarily due to a reduction in the number of seats supported as Ford continues to restructure its operations and reduce its worldwide workforce. Please refer to our discussion of Ford in the "Impact of Business with Major Clients" section of MD&A.

IT Consulting and Systems Integration Services

Revenue from IT Consulting and Systems Integration increased 67.2% to $24.5 million in 2005, from $14.6 million in 2004, due to systems implementation and training projects in the hospitality industry at TechTeam Cyntergy. Certain of these projects wound down in 2006 resulting in a decline in revenue in 2006.

Government Technology Services

Revenue from Government Technology Services increased 99.6% to $56.2 million in 2005, from $28.1 million in 2004, due to our acquisition of Sytel in January 2005. Excluding Sytel, revenue decreased 10.3% to $25.2 million in 2005 due to a decrease in resale items of $2.9 million from the absence of a large sale that occurred in the third quarter of 2004. Excluding Sytel and resale items, revenue increased slightly from the comparable period in 2004 primarily from additional business with existing customers. Although revenue grew substantially in 2005, revenue decreased 16.9% in the fourth quarter of 2005, from the third quarter of 2005, due to the loss of a contract at Sytel with the U.S. Department of State, which contributed revenue of $4.6 million in 2005.

Gross Profit and Gross Margin

                                             YEAR ENDED DECEMBER 31,
                                     ---------------------------------------
                                            2005                 2004
                                     ------------------   ------------------
                                                 GROSS                GROSS     INCREASE       %
                                      AMOUNT   MARGIN %    AMOUNT   MARGIN %   (DECREASE)   CHANGE
                                     -------   --------   -------   --------   ----------   ------
                                                   (In thousands, except percentages)
GROSS PROFIT
   Total Commercial
      IT Outsourcing Services.....   $19,315     25.1%    $20,119     26.1%     $  (804)    (4.0)%
      Asset impairment loss.......        --       --        (485)      --          485       --
                                     -------              -------               -------
         Total IT Outsourcing
            Services..............    19,315     25.1%     19,634     25.4%        (319)    (1.6)%
      IT Consulting and Systems
         Integration..............     6,068     24.8%      3,262     22.3%       2,806     86.0%
      Other Services..............     1,820     20.2%      1,405     17.6%         415     29.5%
                                     -------              -------               -------
   Total Commercial...............    27,203     24.7%     24,301     24.3%       2,902     11.9%
   Government Technology
      Services....................    14,880     26.5%      6,286     22.3%       8,594      137%
                                     -------              -------               -------
TOTAL GROSS PROFIT................   $42,083     25.3%    $30,587     23.9%     $11,496     37.6%
                                     =======              =======               =======

Consistent with revenue, the majority of the overall gross profit growth was attributable to growth in Government Technology Services from our acquisition of Sytel, and growth in IT Consulting and Systems Integration services from TechTeam Cyntergy. Gross profit growth was also favorably impacted by our acquisition of Akela in October 2005 and having a full year of activity from A.N.E., which we acquired in May 2004. Excluding the acquisitions of Sytel, Akela and A.N.E. for both periods, total gross profit increased 8.0% to $32.4 million in 2005, from $30.0 million in 2004.

IT Outsourcing Services

Gross profit from IT Outsourcing Services decreased 4.0% to $19.3 million in 2005, from $19.6 million in 2004. Gross margin decreased to 25.1% in 2005, from 25.4% in 2004. In 2004, gross profit includes an asset impairment charge related to certain software that would not be utilized to deliver services to our customers or be used for any other purpose. Excluding the asset impairment charge, gross margin decreased to 25.1% in 2005, from 26.1% in 2004. The decrease in gross profit and gross margin is a result of the aforementioned decline in revenue from DaimlerChrysler and Liberty Mutual in the Americas and lower gross profit on our Ford business in Europe. The resulting underutilization of our facility in Southfield, Michigan, from the loss of business from DaimlerChrysler and Liberty Mutual negatively impacted our gross margin. These declines were partially offset by growth and margin improvement from our blended service delivery solution in EMEA and from our Ford business in the United States. The utilization of our Southfield, Michigan, facility increased significantly in 2006 from the launch of two, major new customers that we obtained in the fourth quarter of 2005.

IT Consulting and Systems Integration Services

Gross profit from IT Consulting and Systems Integration increased 86.0% to $6.1 million in 2005, from $3.3 million in 2004. Gross margin increased to 24.8% in 2005, from 22.3% in 2004. The increase in gross profit and gross margin was primarily due to systems implementation and training projects in the hospitality industry at TechTeam Cyntergy.

Government Technology Services

Gross profit from Government Technology Services increased 137% to $14.9 million in 2005, from $6.3 million in 2004. Gross margin increased to 26.5% in 2005, from 22.3% in 2004. The increase in gross profit was primarily due to our acquisition of Sytel and new business from existing customers. The increase in gross margin was primarily due to our acquisition of Sytel, more revenue from higher margin service projects, and the absence in 2005 of a large volume of lower margin resale items that occurred in 2004. Excluding Sytel, gross profit increased 3.4% to $6.5 million in 2005, and gross margin increased to 25.8%. Excluding Sytel and resale items for both periods, gross profit increased 5.5% to $6.3 million in 2005, from $5.9 million in 2004, and gross margin increased to 27.3% from 25.9%. The inclusion of resale items for both periods had the effect of reducing gross margin by approximately 50-70 basis points in 2005 and 350-370 basis points in 2004. Although gross profit, like revenue, grew substantially in 2005, gross profit decreased 14.3% in the fourth quarter of 2005, from the third quarter of 2005, due to the loss of a contract at Sytel with the U.S. Department of State.

Geographic Market Discussion

                           YEAR ENDED DECEMBER 31,
                          ------------------------    INCREASE       %
                               2005       2004       (DECREASE)   CHANGE
                             --------   --------     ----------   ------
                                      (In thousands)
REVENUE
   Commercial
      Americas.........      $ 60,349   $ 58,673      $ 1,676       2.9%
      EMEA.............        49,989     41,173        8,816      21.4%
                             --------   --------      -------
   Total Commercial....       110,338     99,846       10,492      10.5%
   Government..........        56,159     28,142       28,017      99.6%
                             --------   --------      -------
TOTAL REVENUE..........      $166,497   $127,988      $38,509      30.1%
                             ========   ========      =======
GROSS MARGIN
   Commercial
      Americas.........          24.5%      23.5%
      EMEA.............          24.8%      25.6%
                             --------   --------
   Total Commercial....          24.7%      24.3%
   Government..........          26.5%      22.3%
                             --------   --------
TOTAL GROSS MARGIN.....          25.3%      23.9%
                             ========   ========

Americas

Revenue generated in the Americas increased 2.9% to $60.3 million in 2005, from $58.7 million in 2004, primarily due to significant revenue growth in IT Consulting and Systems Integration from our hospitality business at TechTeam Cyntergy and moderate revenue growth from new customer accounts in IT Outsourcing Services. The increase in revenue was partially offset by a substantial decline in revenue from two customer accounts -- DaimlerChrysler and Liberty Mutual. Gross margin from the Americas increased to 24.5% in 2005, from 23.5% in 2004, primarily due to the aforementioned revenue growth in IT Consulting and Systems Integration.

EMEA

Revenue generated in EMEA increased 21.4% to $50.0 million in 2005, from $41.2 million in 2004, primarily due to growth in business in Belgium and Romania from new customer contracts, and our acquisitions of A.N.E and Akela. Excluding revenue contributed by A.N.E and Akela for both periods, revenue generated in Europe increased 14.4% to $42.4 million in 2005, from $37.0 million in 2004. Revenue was also positively affected by the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business. If revenue in EMEA for each quarter in 2005 were translated into U.S. dollars at the comparable average exchange rate in 2004, reported revenue would have decreased by approximately $143,000. Since most of our international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit is considerably less than the estimated impact on revenue and is not significant. Although the impact of exchange rate fluctuations did not have a significant affect on reported revenue for 2005, the estimated impact on revenue was significant on a quarter-by-quarter basis. Reported revenue in the first and second quarters of 2005 was favorably affected by approximately $1.4 million, while reported revenue in the third and fourth quarters of 2005 was negatively affected by approximately $1.2 million, most of which occurred in the fourth quarter. Gross margin from EMEA decreased to 24.8% in 2005, from 25.6% in 2004. EMEA experienced a decrease in gross margin primarily due to a new customer launch.

Operating Expenses and Other

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------    INCREASE       %
                                                         2005     2004        (DECREASE)   CHANGE
                                                       -------   -------      ----------   ------
                                                               (In thousands)
OPERATING EXPENSES AND OTHER
Selling, general, and administrative expense.....      $34,892   $24,040       $10,852      45.1%
Net interest income..............................      $   390   $   719       $  (329)    (45.8)%
Foreign currency transaction gain................      $   215   $   (91)      $   306      (336)%
Income tax provision.............................      $ 2,402   $ 2,547       $  (145)     (5.7)%

SG&A expense increased 45.1% to $34.9 million, or 21.0% of total revenue, in 2005, from $24.0 million, or 18.8% of total revenue, in 2004. This increase of approximately $10.9 million in SG&A expense was primarily attributed to: (1) the acquisitions of Sytel, A.N.E. and Akela ($7.1 million), (2) costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ($1.3 million),
(3) deployment of a new global human capital management system ($733,000) and
(4) a favorable adjustment made to our fourth quarter 2004 results related to Michigan Single Business Tax, which had the effect of reducing our 2004 SG&A expense ($387,000). Other increases resulted from fees related to the replacement of our chief executive officer and the search for other management positions, additional personnel and facility costs associated with the establishment of our permanent facility in Romania, reinstatement of our 401(k) plan matching contribution in November 2004, and higher sales commissions and other sales and marketing expenses from the expansion of our North American sales force. These increases were partially offset by lower expense in 2005 under our incentive compensation plans as certain performance targets were not met.

Net interest income decreased to $390,000 in 2005, from $719,000 in 2004, as a result of reduced interest income from cash and cash equivalents being held as collateral in a non-interest-bearing account for a $15.0 million term loan executed on January 3, 2005, to partially finance our acquisition of Sytel.

In 2005, the consolidated effective tax rate of 30.8% differed from the statutory tax rate of 34% primarily due to the utilization of tax loss carryforwards in Europe and the tax benefit of tax rates in certain foreign countries that were lower than 34%. In 2004, the consolidated effective tax rate of 35.5% differed from the statutory tax rate of 34% primarily due to state income taxes and the unfavorable tax effect of providing a valuation allowance against the future tax benefit of operating loss carryforwards in certain foreign tax jurisdictions. These items were partially offset by the tax benefit of tax rates in certain foreign countries that were lower than 34%, recognizing a favorable tax benefit from the expected recovery of taxes paid in prior years, and a change in estimate regarding our tax liabilities for prior years.

IMPACT OF BUSINESS WITH MAJOR CLIENTS

We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. Ford accounted for 26.4% of our total revenue in 2006, as compared to 27.4% in 2005 and 37.4% in 2004. The U.S. Federal Government accounted for 24.9% of our total revenue in 2006, as compared to 30.0% in 2005 and 16.7% in 2004. No single agency or department of the U.S. Federal Government comprised 10% or greater of our total revenue in any period presented.

Ford Motor Company

Our business with Ford consists of help desk and desk side services, distributed server support, technical staffing, network management, and a specific project installing personal computers subcontracted through Dell Inc. Revenue generated through our business with Ford decreased to $44.1 million in 2006, from $45.7 million in 2005 and $47.9 million in 2004.

Ford has announced a new business plan (the "Way Forward Plan") that will result in the reduction of its North American salaried work force by approximately 33 percent, the equivalent of about 14,000 positions, 4,000 of which occurred in 2006 and additional reductions occurred in February 2007.

Our largest contract with Ford is our Ford Global SPOC Program, which is currently scheduled to expire in November 2008. Under the SPOC Program, we provide a set of infrastructure support services under specific service level metrics, and we invoice Ford based upon the number of seats we support. The number of seats supported is determined bi-annually on December 1 and June 1 of each year. If certain contractual conditions are met, Ford and TechTeam will have the right during each six month period to request one out-of-cycle seat adjustment.

Ford continues to seek cost savings on its total cost of IT infrastructure support, and we continue to support Ford in finding ways to reduce its total cost. Under the SPOC Program renewal in December 2005, we provided Ford with a meaningful reduction in the price of our support through the redesign of our services, the way our services were performed, and the service levels, but our revenue from the SPOC Program remained relatively constant due to the expansion of the SPOC Program into new parts of the Ford enterprise, such as Jaguar and Land Rover. We believe this process will continue throughout 2007. Consequently, while we will lose seats from areas in Ford where we currently provide service under the SPOC Program, we anticipate successfully expanding our coverage of the SPOC Program within Ford to largely off-set the decline in revenue caused by decline in seats supported.

Although we cannot reliably predict the pace of Ford's restructuring plan or our ability to expand our scope of work, we estimate that our total revenue from Ford will decline approximately 4-7% in 2007 from 2006, without a material change in the gross profit margin earned from the business. Moreover, we do not believe that Ford's financial condition will otherwise affect our business with Ford or the collectibility of our accounts receivable from Ford. However, any failure to retain a significant amount of business with Ford, or bankruptcy filing or other restructuring by Ford, would have a material adverse effect on our operating results and liquidity.

U.S. Federal Government

We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government decreased to $41.7 million in 2006, from $50.0 million in 2005. Revenue from the U.S. Federal Government of $21.4 million in 2004 does not include revenue from Sytel, which we acquired on January 3, 2005.

The U.S. Federal Government's fiscal year ends on September 30 of each year. It is not uncommon for U.S. Federal Government agencies to award extra tasks or complete other contract actions in the weeks before the end of the fiscal year in order to avoid the loss of unexpended fiscal year funds. Moreover, in years when the U.S. Federal Government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a "continuing resolution" that authorizes agencies of the government to continue to operate, but traditionally does not authorize new spending initiatives. When the U.S. Federal Government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect our revenue, profit, and cash flow during the period of delay.

Our recent contract award from the National Institutes of Health ("NIH"), Office of Information Technology, contains an expansion of services and positions beyond 2006 levels. At present, the U.S. Congress has only appropriated budgets for the Department of Defense and Department of Homeland Security and has not appropriated the budget for NIH. Therefore, we are not able to commence full work on the expanded services and positions until such budget is appropriated by Congress and signed by the President, or until NIH is able to reallocate current funds to these positions, should it able to do so. As a result, we anticipate a delay before we are able to generate our full revenue under the expanded portion of this contract, but we will be able to perform at U.S. Federal Government fiscal year 2006 funding levels under the congressionally approved continuing resolution.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact of SFAS 157 on our financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 also provides guidance regarding subsequent reversal of a tax position, balance sheet classification, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not completed its analysis of the potential impact of FIN 48 on our financial position or results of operations.

Effective January 1, 2006, we adopted the provisions of SFAS 123R, "Share-Based Payment," which requires us to measure and recognize compensation expense for all share-based payment awards to employees and directors based on estimated fair values of all awards. SFAS 123R supersedes our previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value method, no share-based compensation expense has been recognized in our consolidated statements of operations for stock option awards with an exercise price equal to the fair value of the underlying stock on the date of grant.

We adopted SFAS 123R using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements from prior periods have not been restated and do not include the impact of SFAS 123R.

As a result of adopting SFAS 123R, we recorded pre-tax and after-tax amounts of $314,000 and $207,000, respectively, for share-based compensation expense during the year ended December 31, 2006, that we otherwise would not have recorded under our previous accounting methodology.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $30.1 million at December 31, 2006, as compared to $34.8 million at December 31, 2005. Cash and cash equivalents decreased $4.7 million in 2006 primarily due to $7.8 million in payments to reduce long-term debt, $4.2 million in cash used for capital expenditures and $500,000 in earn-out payments to the former shareholders of Digital Support Corporation, partially offset by $3.4 million in cash provided by operations and $2.5 million in proceeds from the issuance of common stock upon exercise of stock options.

Cash provided by operations of $3.4 million in 2006 was generated primarily by income prior to non-cash charges for depreciation and amortization of $7.6 million and decreased 69.2% from $11.0 million in 2005 primarily due to a decrease in net income of $3.6 million and additional working capital requirements of $4.7 million.

We experienced a significant decrease in accounts payable during 2006. The decrease in accounts payable was primarily driven by payments made under certain contracts with the U.S. Department of Homeland Security ("DHS"). Sytel serves as the prime contractor and Electronic Data Systems Corporation ("EDS") serves as its subcontractor. EDS performs in excess of 95% of the work under the contract and creates the invoices, which Sytel forwards to the DHS. Under the subcontract agreement between Sytel and EDS, Sytel does not pay EDS' invoices until Sytel receives payment from the DHS. As a result, there may be sizable swings in our accounts receivable and accounts payable with a minimal impact on cash flow in the future.

Long-term cash requirements, other than for normal operating expenses, are anticipated for the continued expansion in Europe and new expansion into the Far East, enhancements of existing technologies, additional consideration that is or may become payable to the selling shareholders of previously acquired companies based on specific performance conditions and operating targets, possible repurchases of our common stock, possible payment of dividends and the possible acquisition of businesses complementary to our existing businesses. We believe that positive cash flows from operations, together with existing cash balances, will continue to be sufficient to meet our ongoing operational requirements for the next twelve months and foreseeable future. We have historically not paid dividends.

MATERIAL COMMITMENTS

Following are contractual obligations outstanding at December 31, 2006:

                                                 OPERATING
MATURITIES OF CONTRACTUAL OBLIGATIONS    DEBT      LEASES
-------------------------------------   ------   ---------
Less than one year ..................   $   --    $ 4,629
1-3 years ...........................       --     10,469
4-5 years ...........................    3,174      5,381
Thereafter ..........................       --      6,058
                                        ------    -------
Total ...............................   $3,174    $26,537
                                        ======    =======

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

We earn revenue under our IT Outsourcing Services segment under one of the following four models: (1) time and material contracts under which we bill an agreed rate for each help desk agent based on the number of units (i.e., hours or days) the individual agent worked during the month; (2) per-transaction contracts under which we bill an agreed rate per incident or call handled during a month or per minute for the length of the telephone call for the incident; (3) fixed monthly fee contracts under which we agree to provide all of the agreed-upon scheduled services on a monthly basis for a fixed monthly fee; and
(4) per-seat contracts under which we agree to provide agreed-upon scheduled services for a monthly fee that is determined by multiplying the number of users supported at the customer by the monthly per-seat fee. Within the IT Outsourcing Services segment, greater than 99% of our services are delivered as a "monthly service" and not over multiple periods. We also refer to our fixed-fee and per-seat contracts as "managed service" contracts. Many of our contracts that we bill on a per-transaction basis contain a minimum monthly fee, which is derived by multiplying the agreed-upon forecast of anticipated incidents by an agreed-upon minimum percentage. Under this arrangement, we receive a minimum revenue amount for having committed to provide a specific level of staff to support the services projected during a month. Since we invoice the customer for the minimum fee and do not reduce future billings, we recognize the minimum fee as revenue in the month in which the incidents are below the customer's minimum forecast. Incident resolution usually occurs in the same month that incidents are reported. Under our managed service contracts, we generally do not incur material costs in a future month to complete a service obligation that arose in a prior month. In those instances where our service obligation is not complete for a month and we expect to incur more than immaterial costs in a future month, we will defer an amount of revenue that represents the fair value of that service obligation.

Revenue from all other services that we provide under our other operating segments -- Government Technology Services, IT Consulting and Systems Integration, and Other Services -- may be categorized into two primary types: time and material and fixed price. For the year ended December 31, 2006, approximately 71% of our revenue in these business segments were time and material and 24% were fixed price (a substantial majority of which are fixed price level of effort contracts).

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

Our contracts with agencies of the U.S. Federal Government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. From time to time we may proceed with work on unfunded portions of existing contracts based on customer direction pending finalization and signing of formal funding documents. All revenue recognition is deferred during periods in which funding is not received. Allowable contract costs incurred during such periods are deferred if the receipt of funding is assessed as probable. In evaluating the probability of funding being received, we consider our previous experience with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as incurred.

We recognize revenue under cost-based U.S. Federal Government contracts based on allowable contract costs, as mandated by the U.S. Federal Government's cost accounting standards. The costs we incur under U.S. Federal Government contracts are subject to regulation and audit by certain agencies of the U.S. Federal Government. Contract cost disallowances, resulting from government audits, have not historically been significant.

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

We are not currently aware of major financial difficulties at any major customer and do not anticipate large uncollectible accounts in the future. However, Ford's long-term debt rating was lowered to "below investment grade" status by Standard & Poor's Rating Services during 2005, and was downgraded further on March 13, 2006, by Fitch Ratings Services. At this time, we do not expect this downgrade to negatively affect our business with Ford or the collectibility of our accounts receivable from Ford. However, any bankruptcy filing by Ford would have a material adverse effect on the collectibility of our accounts receivable from Ford and our operating results and liquidity.

GOODWILL IMPAIRMENT:

Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired, and has a carrying amount of approximately $22.5 million and $22.1 million at December 31, 2006 and 2005, respectively. The majority of the increase in goodwill in 2006 was related to the earn-out payments for Akela and ANE.

We completed our annual impairment analyses at October 1, 2006 and 2005, noting no indications of impairment for any of our reporting units. At December 31, 2006, there have been no events or circumstances that would indicate an impairment test should be performed sooner than our annual test each October 1st.

LONG-LIVED ASSETS AND IDENTIFIABLE INTANGIBLE ASSET IMPAIRMENT:

The carrying amount of long-lived assets and identifiable intangible assets was approximately $19.1 million and $19.7 million at December 31, 2006 and 2005, respectively.

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

During the first quarter of 2006, we discontinued using certain software related to our help desk operations. We expected no future cash flows related to the asset and, therefore, recorded an impairment loss equal to the net book value of the asset of $580,000. The impairment was recorded in our IT Outsourcing Services segment.

During the fourth quarter of 2004, we determined that customization costs for certain software related to our help desk operations would not be utilized to deliver services to our customers or be used for any other purpose. Since we expected no future cash flows related to the customization, we recorded an impairment loss of $485,000 in our IT Outsourcing Services segment, which represented the net book value of these costs.

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

Our operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies; specifically the European euro, British pound sterling, Swedish kroner, and Romanian lei. As currency exchange rates change, translation of the statements of operations of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally. Also, certain of our trade receivables at our international subsidiaries are denominated in currencies other than the local currency of the TechTeam entity that delivers the service. As currency exchange rates change, our operating results will be affected by foreign currency transaction gains or losses on the receivable balance until it is collected. We generally do not enter into derivatives or similar instruments to manage our exposure to fluctuations in exchange rates related to trade receivables. From time to time, we enter into foreign currency option or forward contracts to manage our exposure to fluctuations in the exchange rate between the U.S. dollar and European euro. No derivatives, options contracts or similar instruments were outstanding at December 31, 2006. We do not enter into derivatives or similar instruments for trading or speculative purposes.

At December 31, 2006 and 2005, our net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $20.8 million and $15.6 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $2.1 million and $1.5 million at December 31, 2006 and 2005, respectively. Approximately $1.5 million and $1.4 million of our trade receivables at our international subsidiaries at December 31, 2006 and 2005, respectively, are denominated in currencies other than the local currency of the TechTeam entity that delivers the service. The potential loss on trade receivables from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $150,000 and $140,000 at December 31, 2006 and 2005, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates yet exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of TechTeam Global, Inc. and Subsidiaries are included in this Item 8:

                                                                            PAGE
                                                                            ----
Management Report on Internal Control over Financial Reporting...........    39
Report of Independent Registered Public Accounting Firm -- Internal
   Control over Financial Reporting......................................    39
Report of Independent Registered Public Accounting Firm -- Financial
   Statements............................................................    40
Consolidated Statements of Operations -- Years Ended December 31, 2006,
   2005 and 2004.........................................................    41
Consolidated Statements of Comprehensive Income -- Years Ended
   December 31, 2006, 2005 and 2004......................................    42
Consolidated Balance Sheets -- As of December 31, 2006 and 2005..........    43
Consolidated Statements of Shareholders' Equity -- Years Ended
   December 31, 2006, 2005 and 2004......................................    45
Consolidated Statements of Cash Flows -- Years Ended December 31, 2006,
   2005 and 2004.........................................................    46
Notes to the Consolidated Financial Statements...........................    47

The following financial statement schedule of TechTeam Global, Inc. and Subsidiaries is included pursuant to the requirements of Item 15(c):

Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission and for which the information is not already included in the financial statements are not required under the related instructions or are not applicable and, therefore, have been omitted.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the framework in "Internal Control--Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework"). Based on our assessment under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of TechTeam Global, Inc.

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that TechTeam Global, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO criteria"). TechTeam Global, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that TechTeam Global, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TechTeam Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TechTeam Global, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 14, 2007, expressed an unqualified opinion thereon.


                                        /s/ Ernst & Young LLP

Detroit, Michigan
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders TechTeam Global, Inc.

We have audited the accompanying consolidated balance sheets of TechTeam Global, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechTeam Global, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 8 to the consolidated financial statements, the Company changed its method of accounting for share based management awards in accordance with financial accounting standards 123(R) "Share-Based Payments."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TechTeam Global, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007, expressed an unqualified opinion thereon.


                                        /s/ Ernst & Young LLP

Detroit, Michigan
March 14, 2007

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                                   YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 2006       2005       2004
                                                               --------   --------   --------
REVENUE
   IT Outsourcing Services..................................   $ 86,461   $ 76,845   $ 77,205
   Government Technology Services...........................     47,393     56,159     28,142
   IT Consulting and Systems Integration....................     24,013     24,483     14,641
   Other Services...........................................      9,497      9,010      8,000
                                                               --------   --------   --------
TOTAL REVENUE...............................................    167,364    166,497    127,988
                                                               --------   --------   --------
COST OF REVENUE
   Cost of revenue..........................................    125,407    124,414     96,916
   Asset impairment loss....................................        580         --        485
                                                               --------   --------   --------
TOTAL COST OF REVENUE.......................................    125,987    124,414     97,401
                                                               --------   --------   --------
GROSS PROFIT................................................     41,377     42,083     30,587
   Selling, general, and administrative expense.............     39,217     34,892     24,040
                                                               --------   --------   --------
OPERATING INCOME............................................      2,160      7,191      6,547
   Net interest income......................................        776        390        719
   Foreign currency transaction gain (loss).................       (186)       215        (91)
                                                               --------   --------   --------
INCOME BEFORE INCOME TAXES..................................      2,750      7,796      7,175
   Income tax provision.....................................        873      2,402      2,547
                                                               --------   --------   --------
INCOME FROM CONTINUING OPERATIONS...........................      1,877      5,394      4,628
   Income (loss) from discontinued operations, net of tax...        (43)        74         97
                                                               --------   --------   --------
NET INCOME..................................................   $  1,834   $  5,468   $  4,725
                                                               ========   ========   ========
BASIC EARNINGS PER COMMON SHARE
   Income from continuing operations........................   $   0.19   $   0.55   $   0.49
   Income from discontinued operations......................         --       0.01       0.01
                                                               --------   --------   --------
   Net income per common share..............................   $   0.18   $   0.56   $   0.51
                                                               ========   ========   ========
BASIC EARNINGS PER PREFERRED SHARE
   Income from continuing operations........................   $    N/A   $   0.55   $   0.49
   Income from discontinued operations......................        N/A       0.01       0.01
                                                               --------   --------   --------
   Net income per preferred share...........................   $    N/A   $   0.56   $   0.51
                                                               ========   ========   ========
DILUTED EARNINGS PER COMMON SHARE
   Income from continuing operations........................   $   0.18   $   0.54   $   0.48
   Income from discontinued operations......................         --       0.01       0.01
                                                               --------   --------   --------
   Net income per common share..............................   $   0.18   $   0.54   $   0.49
                                                               ========   ========   ========
WEIGHTED AVERAGE SHARES AND SHARE EQUIVALENTS OUTSTANDING
   Basic--common............................................     10,092      9,508      8,660
   Basic--preferred.........................................         --        244        690
   Diluted--common..........................................     10,176      9,832      8,904

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      (In thousands, except per share data)

                                                                YEAR ENDED DECEMBER 31,
                                                               -------------------------
                                                                2006      2005     2004
                                                               ------   -------   ------
NET INCOME, AS SET FORTH IN THE CONSOLIDATED
   STATEMENTS OF OPERATIONS.................................   $1,834   $ 5,468   $4,725
OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation adjustment..................    2,839    (3,277)   2,193
                                                               ------   -------   ------
COMPREHENSIVE INCOME........................................   $4,673   $ 2,191   $6,918
                                                               ======   =======   ======

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                   DECEMBER 31,
                                                               -------------------
                                                                 2006       2005
                                                               --------   --------
                           ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...............................   $ 30,082   $ 34,756
   Accounts receivable (less allowance of $466 and $757
      at December 31, 2006 and 2005, respectively) .........     41,189     43,696
   Prepaid expenses and other ..............................      3,798      2,597
   Income taxes receivable .................................      1,143         --
   Deferred income taxes ...................................        155        141
                                                               --------   --------
   TOTAL CURRENT ASSETS ....................................     76,367     81,190
                                                               --------   --------
PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE
   Computer equipment and office furniture .................     26,516     23,577
   Software ................................................     13,891     12,885
   Leasehold improvements ..................................      5,584      5,047
   Transportation equipment ................................        462        425
                                                               --------   --------
                                                                 46,453     41,934
   Less -- Accumulated depreciation and amortization .......    (37,336)   (33,871)
                                                               --------   --------
  NET PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE ..........       9,117      8,063
                                                               --------   --------
OTHER ASSETS
   Goodwill ................................................     22,458     22,104
   Intangible assets, net ..................................      9,245     11,213
   Other ...................................................        743        440
                                                               --------   --------
   TOTAL OTHER ASSETS ......................................     32,446     33,757
                                                               --------   --------
TOTAL ASSETS ...............................................   $117,930   $123,010
                                                               ========   ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                   DECEMBER 31,
                                                               -------------------
                                                                 2006       2005
                                                               --------   --------
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable ........................................   $  8,350   $ 12,753
   Accrued payroll, related taxes and withholdings .........      9,512     10,020
   Accrued expenses ........................................      7,102      7,248
   Accrued income taxes ....................................         --        331
   Deferred revenue ........................................      1,232        303
                                                               --------   --------
   TOTAL CURRENT LIABILITIES ...............................     26,196     30,655
                                                               --------   --------
LONG-TERM LIABILITIES
   Long-term debt ..........................................      3,174     10,937
   Deferred income taxes ...................................      1,690      2,614
   Other long-term liabilities .............................        562        564
                                                               --------   --------
   TOTAL LONG-TERM LIABILITIES .............................      5,426     14,115
                                                               --------   --------
REDEEMABLE CONVERTIBLE PREFERRED STOCK, 5,000,000 shares
   authorized, no shares issued and outstanding ............         --         --
                                                               --------   --------
SHAREHOLDERS' EQUITY
   Common stock, $0.01 par value, 45,000,000 shares
      authorized, 10,385,993 and 9,943,262 shares issued and
      outstanding at December 31, 2006 and 2005,
      respectively .........................................        104         99
   Additional paid-in capital ..............................     71,672     69,148
   Unamortized deferred compensation .......................         --       (866)
   Retained earnings .......................................     12,095     10,261
   Accumulated other comprehensive income (loss) ...........      2,437       (402)
                                                               --------   --------
   TOTAL SHAREHOLDERS' EQUITY ..............................     86,308     78,240
                                                               --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................   $117,930   $123,010
                                                               ========   ========

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                                                           ACCUMULATED
                                                   ADDITIONAL    UNAMORTIZED                  OTHER           TOTAL
                                          COMMON     PAID-IN      DEFERRED     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                           STOCK     CAPITAL    COMPENSATION   EARNINGS   INCOME (LOSS)       EQUITY
                                          ------   ----------   ------------   --------   -------------   -------------
BALANCE AT JANUARY 1, 2004 ............    $ 88      $59,932        $  --       $    68      $   682         $60,770
   Proceeds from issuance of shares
      under stock option plans ........       3        1,384           --            --           --           1,387
   Common stock issued to directors ...      --           65           --            --           --              65
   Purchase of common stock ...........      (3)      (2,741)          --            --           --          (2,744)
   Issuance of restricted stock .......      --          533         (533)           --           --              --
   Net income for 2004 ................      --           --           --         4,725           --           4,725
   Foreign currency translation
      adjustment ......................      --           --           --            --        2,193           2,193
   Other ..............................      --          264           --            --           --             264
                                           ----      -------        -----       -------      -------         -------
BALANCE AT DECEMBER 31, 2004 ..........      88       59,437         (533)        4,793        2,875          66,660
   Proceeds from issuance of shares
      under stock option plans ........       4        3,030           --            --           --           3,034
   Common stock issued to directors ...      --           70           --            --           --              70
   Issuance of restricted stock .......      --          440         (440)           --           --              --
   Conversion of preferred stock into
      common stock ....................       7        4,993           --            --           --           5,000
   Equity instruments issued in
      connection with acquisitions ....      --          842           --            --           --             842
   Amortization of deferred
      compensation ....................      --           --          107            --           --             107
   Net income for 2005 ................      --           --           --         5,468           --           5,468
   Foreign currency translation
     adjustment .......................      --           --           --            --       (3,277)         (3,277)
   Other ..............................      --          336           --            --           --             336
                                           ----      -------        -----       -------      -------         -------
BALANCE AT DECEMBER 31, 2005 ..........      99       69,148         (866)       10,261         (402)         78,240
   Proceeds from issuance of shares
      under stock option plans ........       4        2,538           --            --           --           2,542
   Common stock issued to directors ...      --           19           --            --           --              19
   Issuance of restricted stock .......       1           (1)          --            --           --              --
   Share-based compensation ...........      --          443           --            --           --             443
   Reclassification of deferred
      compensation ....................      --         (866)         866            --           --              --
   Net income for 2006 ................      --           --           --         1,834           --           1,834
   Foreign currency translation
      adjustment ......................      --           --           --            --        2,839           2,839
   Other ..............................      --          391           --            --           --             391
                                           ----      -------        -----       -------      -------         -------
BALANCE AT DECEMBER 31, 2006 ..........    $104      $71,672        $  --       $12,095      $ 2,437         $86,308
                                           ====      =======        =====       =======      =======         =======

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                     YEAR ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                    2006      2005       2004
                                                                  -------   --------   -------
OPERATING ACTIVITIES
   Net income..................................................   $ 1,834   $  5,468   $ 4,725
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation..........................................     3,146      3,670     3,884
         Amortization..........................................     2,002      1,819       478
         Asset impairment loss.................................       580         --       485
         Non-cash expense related to stock options and issuance
            of common stock and restricted common stock........       462        513       329
         Provision (credit) for deferred income taxes..........      (938)      (809)    1,186
         Provision (credit) for uncollectible accounts.........       232       (286)      220
         Other.................................................        30         39        12
         Changes in operating assets and liabilities-
            Accounts receivable................................     3,690     (4,867)   (4,172)
            Prepaid expenses and other assets..................    (1,455)       (21)     (779)
            Accounts payable...................................    (4,628)     1,475      (102)
            Accrued payroll, related taxes and withholdings....      (905)     1,096     2,383
            Income taxes receivable and accrued income taxes...    (1,629)      (671)     (368)
            Deferred revenue...................................       918     (1,132)      624
            Accrued expenses and other liabilities.............       (53)     4,726        33
         (Income) loss from discontinued operations............        43        (74)      (97)
         Net operating cash flow from discontinued operations..        62         65     1,193
                                                                  -------   --------   -------
      Net cash provided by operating activities................     3,391     11,011    10,034
                                                                  -------   --------   -------
INVESTING ACTIVITIES
   Purchases of property, equipment, and software..............    (4,182)    (3,669)   (2,465)
   Cash paid for acquisitions, net of cash acquired............      (494)   (25,232)   (1,036)
                                                                  -------   --------   -------
      Net cash used in investing activities....................    (4,676)   (28,901)   (3,501)
                                                                  -------   --------   -------
FINANCING ACTIVITIES
   Proceeds from issuance of common stock......................     2,542      3,006     1,387
   Tax benefit from stock options..............................       497         --        --
   Payments on long-term debt..................................    (7,763)    (7,122)     (885)
   Proceeds from issuance of long-term debt....................        --     18,033        --
   Purchase of Company common stock............................        --         --    (2,744)
   Net financing cash flow from discontinued operations........        --        (11)     (219)
                                                                  -------   --------   -------
      Net cash provided by (used in) financing activities......    (4,724)    13,906    (2,461)
                                                                  -------   --------   -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS...     1,335     (1,696)    1,169
                                                                  -------   --------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............    (4,674)    (5,680)    5,241
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.................    34,756     40,436    35,195
                                                                  -------   --------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR.......................   $30,082   $ 34,756   $40,436
                                                                  =======   ========   =======

                             See accompanying notes.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND BASIS OF PRESENTATION

TechTeam Global, Inc. ("TechTeam" or the "Company") is a global provider of information technology and business process outsourcing services to Fortune 1000 companies, government entities, multinational companies, product and service providers and small and mid-size companies. TechTeam also offers other services, including technology deployment and migration services, consulting, systems integration, training and technical staffing.

TechTeam provides support services globally through its wholly-owned subsidiaries: TechTeam Global NV/SA and its subsidiary TechTeam A.N.E. NV/SA; TechTeam Global Ltd.; TechTeam Global GmbH; TechTeam Global AB; S.C. TechTeam Global SRL; TechTeam Akela SRL; TechTeam Global Sp. z o.o.; TechTeam Cyntergy, L.L.C.; TechTeam Government Solutions, Inc. (formerly Digital Support Corporation) and its subsidiary Sytel, Inc.; and TechTeam Asia Pacific (Private) Ltd. TechTeam's other wholly-owned subsidiary is TechTeam Capital Group, L.L.C. ("Capital Group"), an equipment leasing business that has ceased operations and which has been presented as a discontinued operation in the accompanying consolidated financial statements for all periods presented (see Note 16).

In 2007, the Company acquired TechTeam SQM AB (formerly SQM Sverige AB) in Sweden, which is a wholly-owned subsidiary of TechTeam Global AB.

The consolidated financial statements include TechTeam Global, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates. Significant estimates include realization of deferred tax assets, reserves for uncollectible accounts receivable and assumptions used in testing goodwill and other long-lived assets for impairment.

CASH AND CASH EQUIVALENTS

Cash includes both interest bearing and non-interest bearing deposits, which are available on demand. Cash equivalents include all liquid investments with maturities of three months or less when purchased and are primarily comprised of time deposits and certificates of deposit. The Company's cash equivalents are subject to credit risk. The Company mitigates credit risk by investing in only investment grade securities.

In connection with the Company's credit agreement with LaSalle Bank Midwest, N.A., outstanding borrowings are collateralized by a compensating balance cash deposit required to be held at the bank equal to the amount of any outstanding borrowings. At December 31, 2006 and 2005, the Company held compensating balance cash deposits totaling $3,439,000 and $11,200,000, respectively.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ACCOUNTS RECEIVABLE

Accounts receivable balances are periodically reviewed for collectibility based on a combination of historical experience and existing economic conditions. The definition of "delinquent accounts" is based on the governing contractual terms. Delinquent accounts and balances are reserved when it is determined they are more likely than not to become uncollectible. Most of the Company's customers are large, well-capitalized entities. Generally, no collateral is required and no interest is charged on past due balances.

PROPERTY, EQUIPMENT AND PURCHASED SOFTWARE

Property, equipment and purchased software for internal use are stated at cost. Computer equipment, office furniture and transportation equipment are depreciated using the straight-line method over their estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the improvements or the term of the lease. Software is amortized over three to seven years.

Long-lived assets are evaluated for impairment when events occur or circumstances indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. When this occurs, an estimate of undiscounted cash flows is used to determine if the remaining balances are recoverable. In the first quarter of 2006, the Company determined that certain software would no longer be used. Since no future cash flows related to the software asset were expected, an impairment loss of $580,000 was recorded to cost of revenue in the IT Outsourcing Services segment. In the fourth quarter of 2004, the Company determined that customization costs for certain software would not be utilized to deliver services to customers or be used for any other purpose. Since no future cash flows were expected related to the customization, an impairment loss of $485,000 was recorded to cost of revenue in the IT Outsourcing Services segment.

GOODWILL AND OTHER INTANGIBLE ASSETS

On October 3, 2005 the Company acquired all of the outstanding capital stock of Akela Informatique SRL ("Akela"). On May 13, 2004, TechTeam Global NV/SA, the Company's wholly-owned subsidiary in Belgium, acquired all of the outstanding stock of Advanced Network Engineering NV/SA ("A.N.E."). Goodwill resulting from these acquisitions is not deductible for federal income tax purposes and has been assigned to the IT Consulting and Systems Integration segment.

On January 3, 2005, the Company acquired all of the outstanding capital stock of Sytel, Inc. ("Sytel"). Goodwill resulting from this acquisition is not deductible for federal income tax purposes and has been assigned to the Government Technology Services segment.

Goodwill is not amortized, but instead is subject to an annual impairment test on October 1. In connection with the Company's goodwill impairment evaluation, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units. The Company determines the estimated fair value of each reporting unit and compares it to the carrying amount of the reporting unit. As a result of this comparison, there was no indication that the reporting units' fair values were less than their carrying values and, therefore, no goodwill impairment loss was recorded in any period presented.

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

Changes in the carrying amount of goodwill consist of the following:

                                                                       IT
                                            IT        GOVERNMENT   CONSULTING
                                        OUTSOURCING   TECHNOLOGY   AND SYSTEMS
                                         SERVICES      SERVICES    INTEGRATION     TOTAL
                                        -----------   ----------   -----------   ---------
                                                         (In thousands)
Balance as of January 1, 2004 .......       $371        $ 1,728      $   --       $ 2,099
   Goodwill acquired ................         --          2,102         512         2,614
   Effect of exchange rate changes ..         --             --          55            55
                                            ----        -------      ------       -------
Balance as of December 31, 2004 .....        371          3,830         567         4,768
   Goodwill acquired ................         --         15,840       1,567        17,407
   Effect of exchange rate changes ..         --             --         (71)          (71)
                                            ----        -------      ------       -------
Balance as of December 31, 2005 .....        371         19,670       2,063        22,104
   Goodwill acquired ................         --             --         297           297
   Effect of exchange rate changes ..         --             --          57            57
                                            ----        -------      ------       -------
Balance as of December 31, 2006 .....       $371        $19,670      $2,417       $22,458
                                            ====        =======      ======       =======

Other intangible assets consist of the following:

                               DECEMBER 31, 2006       WEIGHTED        DECEMBER 31, 2005       WEIGHTED
                            ----------------------      AVERAGE     ----------------------      AVERAGE
                                       ACCUMULATED   AMORTIZATION              ACCUMULATED   AMORTIZATION
                              COST    AMORTIZATION      PERIOD        COST    AMORTIZATION      PERIOD
                            -------   ------------   ------------   -------   ------------   ------------
                                (In thousands)                          (In thousands)
Customer-related assets..   $12,702      $4,139        7.8 years    $12,644      $2,448      7.8 years
Noncompete agreement.....       885         399        4.3 years        901         187      4.3 years
Trademark and name.......       384         188        3.9 years        392          89      3.9 years
                            -------      ------                     -------      ------
                            $13,971      $4,726                     $13,937      $2,724
                            =======      ======                     =======      ======

Intangible assets acquired in a business combination are recognized only if such assets arise from a contractual or other legal right and are separable, that is, capable of being sold, transferred, licensed, rented or exchanged. Intangible assets acquired in a business combination that do not meet these criteria are considered a component of goodwill. The useful life of amortizable intangible assets is determined based on the period from which cash flows are expected to be realized from these assets and considers, among other items, ability and cost to renew contracts with similar terms and conditions and historical customer retention rates.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Amortizable intangible assets are evaluated based on undiscounted operating cash flows whenever significant events or changes occur that might indicate impairment of recorded costs. If undiscounted cash flows are insufficient to recover recorded costs, the carrying value of the assets is reduced to fair value based on discounted cash flows or market values. No impairment loss for amortizable intangible assets was recorded for any period presented.

Expected amortization expense for intangible assets held at December 31, 2006 is as follows: $1,908,000 in 2007, $1,898,000 in 2008, $1,597,000 in 2009,
$1,476,000 in 2010 and $1,439,000 in 2011.

REVENUE RECOGNITION

Under all situations, revenue is not recognized until earned, which is when persuasive evidence of an arrangement exists, services have been provided, the revenue terms are fixed and determinable, and collectibility is reasonably assured.

The Company earns revenue under the IT Outsourcing Services segment under one of the following four models: (1) time and material contracts that are billed at an agreed rate for each help desk agent based on the number of units (i.e., hours or days) the individual agent worked during the month; (2) per-transaction contracts that are billed at an agreed rate per incident or call handled during a month or per minute for the length of the telephone call for the incident; (3) fixed monthly fee contracts that are billed a fixed fee monthly for agreed-upon scheduled services; and (4) per-seat contracts under which agreed-upon scheduled services are provided for a monthly fee that is determined by multiplying the number of users supported at the customer by the monthly per-seat fee. Within the IT Outsourcing Services segment, greater than 99% of services are delivered as a "monthly service" and not over multiple periods. The Company refers to fixed-fee and per-seat contracts as "managed service" contracts. Many contracts that are billed on a per-transaction basis contain a minimum monthly fee, which is derived by multiplying the agreed-upon forecast of anticipated incidents by an agreed-upon minimum percentage. Under this arrangement, the Company receives a minimum revenue amount for having committed to provide a specific level of staff to support the services projected during a month. Since the customer is invoiced for the minimum fee without reducing future billings, the minimum fee is recognized as revenue in the month in which the incidents are below the customer's minimum forecast. Incident resolution usually occurs in the same month that incidents are reported. Under managed service contracts, material costs are generally not incurred in a future month to complete a service obligation that arose in a prior month. In those instances where the Company's service obligation is not complete and more costs are expected to be incurred in future months, revenue that represents the fair value of that service obligation is deferred.

Revenue from all other services provided under other operating segments -- Government Technology Services, IT Consulting and Systems Integration and Other Services -- may be categorized into two primary types: time and material and fixed price. For the year ended December 31, 2006, approximately 71% of the Company's revenue in these business segments were time and material and 24% were fixed price (a substantial majority of which are fixed price level of effort contracts).

Revenue is recognized under time and materials contracts as time is spent at hourly rates, which are negotiated with the customer, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue is recognized under the majority of fixed price contracts, which are predominantly level of effort contracts, using the cost-to-cost method for all services provided. In addition, contracts for multiple deliverables are evaluated and may require the segmentation of each deliverable into separate accounting units for proper revenue recognition.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contracts with agencies of the U.S. Federal Government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. From time to time the Company may proceed with work on unfunded portions of existing contracts based on customer direction pending finalization and signing of formal funding documents. All revenue recognition is deferred during periods in which funding is not received. Allowable contract costs incurred during such periods are deferred if the receipt of funding is assessed as probable. In evaluating the probability of funding being received, the Company considers previous experience with the customer, communications with the customer regarding funding status, and the Company's knowledge of available funding for the contract or program. If funding is not assessed as probable, costs are expensed as incurred.

Revenue is recognized under cost-based U.S. Federal Government contracts based on allowable contract costs, as mandated by the U.S. Federal Government's cost accounting standards. The costs the Company incurs under U.S. Federal Government contracts are subject to regulation and audit by certain agencies of the U.S. Federal Government. Contract cost disallowances, resulting from government audits, have not been significant.

DEFERRED INCOME TAXES

Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. Realization of deferred tax assets depends upon sufficient levels of future taxable income. If at any time the Company believes that current or future taxable income does not support the realization of deferred tax assets, a valuation allowance is provided.

No provision has been made with respect to approximately $10,193,000 of undistributed earnings of foreign subsidiaries at December 31, 2006, since these earnings are considered to be permanently reinvested.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars based on the prevailing exchange rate at each respective balance sheet date. Revenue and expenses are translated into U.S. dollars based on the average exchange rate for the period. Cumulative translation adjustments are included as a separate component of shareholders' equity as accumulated other comprehensive income. Currency transaction gains or losses are generally derived from receivables and payables stated in a currency other than the local currency, and are recognized as income or expense in the accompanying consolidated statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2006, the Company's financial instruments consist of accounts receivable, accounts payable and notes payable. The carrying values of these financial instruments approximate their fair values due to their short maturity periods, market interest rates or quoted market prices for equivalent instruments.

Certain trade receivables are denominated in currencies other than the local currency of the TechTeam entity that delivers the service. From time to time the Company enters into foreign currency options or forward contracts to manage the Company's exposure to fluctuations in the exchange rate between the U.S. dollar and European euro. No derivatives, options contracts or similar instruments were outstanding at December 31, 2006.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense totaled $67,000 in 2006, $176,000 in 2005, and $20,000 in 2004. Cash paid for income taxes totaled $2,910,000 in 2006, $3,720,000 in 2005, and $1,260,000 in 2004.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 and 2005 financial statements in order to conform to the 2006 financial statement presentation. See
Note 12 -- Segment Reporting for a discussion of reclassifications associated with the Company's presentation of reportable operating segments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of SFAS 157 on the Company's financial position and results of operations.

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

NOTE 2 -- EARNINGS PER SHARE

In 2005 and 2004, earnings per share was computed using the two-class method as required by SFAS No. 128, "Earnings Per Share." The two-class method is an earnings allocation formula that determines earnings per share separately for common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Between April 2003 and May 2005, the Company had outstanding redeemable convertible preferred stock, which was a participating security under SFAS 128. The redeemable convertible preferred stock had rights to undistributed earnings, but was not required to participate in net losses of the Company. In May 2005 through a series of transactions, the holder of the Company's preferred stock converted all 689,656 shares of preferred stock into an equal number of shares of unregistered Company common stock and sold those shares in the open market pursuant to rules and regulations of the United States Securities and Exchange Commission.

Earnings per share for common stock is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options, unvested restricted stock issued to employees and shares held in escrow in connection with the Company's acquisition of TechTeam Akela SRL. Earnings per share for preferred stock is computed using the weighted average number of preferred shares outstanding. Earnings are allocated to each class of stock pro rata based on the weighted average number of shares and share equivalents outstanding for each class of stock.

During 2006, 2005 and 2004, 596,900, 134,000 and 506,400 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company's common stock for the respective year.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2 -- EARNINGS PER SHARE (continued)

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations:

                                                          YEAR ENDED DECEMBER 31,
                                                         -------------------------
                                                           2006     2005     2004
                                                         -------   ------   ------
                                                               (In thousands,
                                                           except per share data)
Income from continuing operations ....................   $ 1,877   $5,394   $4,628
Less -- Income from continuing operations allocated
   to preferred shareholders .........................        --      135      342
                                                         -------   ------   ------
Income from continuing operations available to
   common shareholders ...............................   $ 1,877   $5,259   $4,286
                                                         =======   ======   ======
Basic weighted average common shares .................    10,092    9,508    8,660
Common stock equivalents .............................        84      324      244
                                                         -------   ------   ------
Diluted weighted average common shares ...............    10,176    9,832    8,904
                                                         =======   ======   ======
Weighted average preferred shares ....................        --      244      690
                                                         =======   ======   ======
Earnings per share from continuing operations:
   Basic earnings per common share ...................   $  0.19   $ 0.55   $ 0.49
   Basic earnings per preferred share ................       N/A   $ 0.55   $ 0.49
   Diluted earnings per common share .................   $  0.18   $ 0.54   $ 0.48

NOTE 3 -- ACQUISITIONS

AKELA INFORMATIQUE SRL

In connection with the Company's acquisition of Akela Informatique SRL on October 3, 2005, the selling shareholders may receive up to 100,000 euro in 2006 and up to 250,000 euro in 2007, subject to Akela's achievement of gross profit targets. For 2006, the selling shareholders will receive 75,000 euro based upon Akela's gross profit performance. The additional consideration is recorded as goodwill when it is earned.

SYTEL, INC.

In connection with the Company's acquisition of Sytel, Inc. on January 3, 2005, the selling shareholders were to be paid an amount equal to 7% of Sytel's gross profit in excess of $12,000,000 in 2005 and $14,000,000 in 2006, and paid up to $2,000,000 subject to the renewal of a specific contract. Based upon Sytel's gross profit performance in 2005 and 2006 and the lack of renewal of the aforementioned contract, no additional amounts were paid to the selling shareholders.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3 -- ACQUISITIONS (continued)

ADVANCED NETWORK ENGINEERING NV/SA

In connection with the Company's acquisition of Advanced Network Engineering NV/SA on May 13, 2004, an additional 150,000 euro was payable on May 13, 2007, provided a cumulative operating income target was met for the three-year period ending April 30, 2007. However, the Company and the selling shareholders amended the earnout portion of the share purchase agreement in January 2007 to set the earnout consideration at 68,200 euro to be paid to the selling shareholders in 2007 related to A.N.E.'s operating income performance since the acquisition date. In addition, 4,216 shares of restricted stock were issued to selling shareholders that entered into a three-year management services agreement with the Company effective January 1, 2007. The additional cash consideration is recorded as additional goodwill at December 31, 2006. The fair value of the restricted stock is being amortized over the three-year period of the management services agreement.

DIGITAL SUPPORT CORPORATION

In connection with the Company's acquisition of Digital Support Corporation ("DSC") on December 31, 2003, additional amounts up to a maximum of $2,500,000 were payable to selling shareholders and certain key employees provided specific performance conditions and operating income targets were met in 2005 and 2004. DSC exceeded its operating income targets in 2005 and 2004 and satisfied the specific performance conditions (the renewal of DSC's largest contract) during 2005. As a result, selling shareholders received an additional $1,200,000 for 2005 and $500,000 for 2004, and key employees received $400,000 for 2005 and $100,000 for 2004. Amounts paid to selling shareholders were recorded as goodwill while amounts paid to key employees were recorded as compensation expense.

SUMMARY OF ACQUISITION PURCHASE PRICE

The following table summarizes the allocation of the cumulative purchase price and net cash used for the acquisitions of Akela, Sytel, A.N.E. and DSC through December 31, 2006, including additional payments earned and accrued during 2006:

                                                       AKELA     SYTEL     A.N.E.     DSC
                                                      ------   --------   -------   -------
                                                                  (In thousands)
Goodwill ..........................................   $1,775   $ 14,640   $   602   $ 5,030
Amortizable intangible assets .....................    1,551      7,853       449     3,367
Property, equipment and software ..................       94        169        72       330
Other current and non-current assets,
   excluding cash acquired ........................      294     11,700     1,367     3,803
Accounts payable and accrued liabilities assumed ..     (307)   (12,886)   (1,117)   (3,411)
Accrued purchase price ............................     (132)        --       (90)       --
Notes payable assumed .............................       --         --      (191)     (710)
Issuance of equity instruments ....................     (301)      (542)       --        --
                                                      ------   --------   -------   -------
Net cash used .....................................   $2,974   $ 20,934   $ 1,092   $ 8,409
                                                      ======   ========   =======   =======

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 3 -- ACQUISITIONS (continued)

PRO FORMA RESULTS OF OPERATIONS

The unaudited pro forma condensed combined results of operations are presented below as though Sytel had been acquired on January 1, 2004. The pro forma results of operations for the acquisitions of Akela and A.N.E. are not materially different than reported results and are not presented.

                                           YEAR ENDED
                                       DECEMBER 31, 2004
                                       -----------------
                                         (In thousands,
                                        except per share
                                             data)
Revenue
   As reported .....................        $127,988
   Pro forma .......................        $156,741
Income from continuing operations
   As reported .....................        $  4,628
   Pro forma .......................        $  5,175
Net income
   As reported .....................        $  4,725
   Pro forma .......................        $  5,272
Diluted earnings per common share
   As reported .....................        $   0.49
   Pro forma .......................        $   0.55

NOTE 4 -- NOTES PAYABLE AND LINE OF CREDIT

The Company has a business loan agreement with LaSalle Bank Midwest, N.A. whereby the Company may borrow up to $5,000,000 under a line of credit that expires on December 31, 2007, and up to $15,000,000 under a term loan facility due January 3, 2010. The line of credit and term loan facilities bear interest at 0.5% per annum and are collateralized by a compensating balance cash deposit required to be held at the bank equal to the amount of the outstanding principal.

Borrowings under the term note facility were $3,174,000 and $10,937,000 at December 31, 2006 and 2005, respectively. Standby letters of credit of $533,000 and $470,000 were outstanding as of December 31, 2006 and 2005, respectively.

Interest expense was $99,000 in 2006, $79,000 in 2005 and $61,000 in 2004.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 5 -- INCOME TAXES

The income tax provision from continuing operations consists of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           -------------------------
                                                            2006     2005      2004
                                                           ------   ------   -------
                                                                 (In thousands)
Current:
   U.S. federal ........................................   $  499   $1,980   $   --
   State ...............................................      201      255      310
   Foreign .............................................    1,111      976    1,051
                                                           ------   ------   ------
Total current provision ................................    1,811    3,211    1,361
Deferred ...............................................     (938)    (809)   1,186
                                                           ------   ------   ------
Total income tax provision from continuing operations ..   $  873   $2,402   $2,547
                                                           ======   ======   ======

The income tax provision from continuing operations was calculated based on the following components of income (loss) from continuing operations before income taxes:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2006      2005     2004
                                                              -------   ------   ------
                                                                    (In thousands)
Domestic income (loss) ....................................   $(1,208)  $4,055   $4,408
Foreign income ............................................     3,958    3,741    2,767
                                                              -------   ------   ------
   Income from continuing operations before income taxes ..   $ 2,750   $7,796   $7,175
                                                              =======   ======   ======

A reconciliation of the income tax provision and the amount computed by applying the federal statutory income tax rate to income from continuing operations before income taxes is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2006    2005      2004
                                                              -----   ------   -------
                                                                   (In thousands)
Income tax provision at federal statutory rate of 34% .....   $ 920   $2,651    $2,440
State taxes, net of federal benefit .......................     133      168       204
Permanent differences .....................................      66       53        24
Foreign operating losses not benefited ....................      40       14       346
Utilization of operating loss carryforwards ...............    (159)    (160)       --
Effect of foreign tax rates ...............................    (116)    (174)     (208)
Recovery of taxes paid in prior years .....................      --       --      (216)
Other .....................................................     (11)    (150)      (43)
                                                              -----   ------    ------
   Total income tax provision from continuing operations ..   $ 873   $2,402    $2,547
                                                              =====   ======    ======

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 5 -- INCOME TAXES (continued)

The principal components of deferred income taxes are as follows:

                                                             DECEMBER 31,
                                             -------------------------------------------
                                                     2006                   2005
                                             --------------------   --------------------
                                             ASSETS   LIABILITIES   ASSETS   LIABILITIES
                                             ------   -----------   ------   -----------
                                                            (In thousands)
Net operating loss carryforwards .........   $1,117      $   --     $1,332      $   --
Accruals and reserves ....................      430          --        475          --
Accelerated tax depreciation .............      172          --         --          83
Intangible assets (other than goodwill) ..       --       2,888         --       3,514
Prepaid expenses .........................       --         288         --         317
Other ....................................      212          --        139          --
                                             ------      ------     ------      ------
Total deferred income taxes ..............    1,931       3,176      1,946       3,914
Less -- Valuation allowance ..............     (290)         --       (505)         --
                                             ------      ------     ------      ------
   Net deferred income taxes .............   $1,641      $3,176     $1,441      $3,914
                                             ======      ======     ======      ======

At December 31, 2006, the Company had available pre-tax net operating loss carryforwards of approximately $958,000 in Belgium and Romania and $2,177,000 in the United States, which may be used to offset future taxable income in each respective jurisdiction. The loss carryforward in the United States expires in 2025 and the loss carryforward in Belgium does not expire. Based on the historical losses in Belgium and Romania, a valuation allowance has been provided against the deferred tax asset related to the net operating loss carryforwards in these countries.

NOTE 6 -- EMPLOYEE RETIREMENT PLANS

TechTeam Global, Inc. and its domestic subsidiaries together have three 401(k) retirement savings plans that cover substantially all U.S.-based employees. Under the provisions of the plans, the Company makes discretionary employer matching contributions. Matching contributions under all plans totaled $1,250,000 in 2006, $762,000 in 2005 and $294,000 in 2004. Matching
contributions for the plan of TechTeam Global, Inc. are made only with Company common stock and are credited to the TechTeam Global Stock Fund for the benefit of each participant. Matching contributions for the plans of the Company's subsidiaries are made in cash.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 7 -- LEASES

The Company leases its call center facilities, corporate and other offices, and certain office equipment under various operating and month-to-month leases. These leases are renewable with various options and terms. Total rental expense was $5,261,000 in 2006, $5,791,000 in 2005 and $4,550,000 in 2004. The Company
subleases a portion of its facilities to third parties. Total sublease income was $273,000 in 2006, $785,000 in 2005 and $526,000 in 2004. No future sublease agreements are outstanding as of December 31, 2006.

Minimum future payments and receipts under noncancelable operating leases and subleases with initial terms of one year or more at December 31, 2006, are as follows:

         YEAR           LEASE PAYMENTS
         ----           --------------
                        (In thousands)
2007.................       $ 4,629
2008.................         4,135
2009.................         3,259
2010 and thereafter..        14,514
                            -------
Total................       $26,537
                            =======

Certain facilities leases include periods of free rent or rent payments that increase over the life of the lease. For these leases, total rent expense for the entire lease is recorded on a straight-line basis over the life of the lease and an asset or liability is recorded, as appropriate. At December 31, 2006 and 2005, long-term liabilities include a liability of $562,000 and $564,000, respectively, for these leases.

NOTE 8 -- STOCK-BASED COMPENSATION

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

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the consolidated financial statements from prior periods have not been restated and do not include the impact of SFAS 123R. As a result of adopting SFAS 123R, the Company recorded pre-tax and after-tax amounts of $314,000 and $207,000, respectively, for share-based compensation expense in 2006, that it otherwise would not have recorded under its previous accounting methodology. Basic and diluted earnings per common share outstanding were lower by $0.02 in 2006 as a result of adopting SFAS 123R.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -- STOCK-BASED COMPENSATION (continued)

Stock-based compensation expense recognized in each period is based on the value of the portion of the share-based award that is ultimately expected to vest. SFAS 123R requires that forfeitures be estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma disclosures required under SFAS 123 for periods prior to 2006, forfeitures were accounted for as they occurred.

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

STOCK OPTIONS

As of December 31, 2006, the Company has stock options outstanding under two plans -- the 2004 Incentive Stock and Awards Plan ("2004 Plan") and the 1990 Nonqualified Stock Option Plan ("1990 Plan"). As a result of the adoption of the 2004 Plan, options may no longer be granted under the 1990 Plan.

The Company also had the 1996 Non-Employee Directors Stock Plan ("1996 Plan"), which expired on December 31, 2005. All remaining outstanding options under the 1996 Plan were either exercised or terminated in 2006. The Company expects to seek approval from its shareholders for a new stock plan covering non-employee directors in 2007. In the event a new plan is not approved by the Company's shareholders, non-employee directors in the aggregate will receive a cash payment equal to the estimated fair value of 110,000 stock options, as determined using the Black-Scholes valuation model assuming a grant date of June 23, 2006. This award is accounted for as a liability award under a share-based payment arrangement and, therefore, the fair value of the award is remeasured at each reporting date until the date of settlement. In 2006, the Company recorded approximately $257,000 of expense for the potential stock option award or cash payment.

Under the 2004 Plan, the Compensation Committee of the Board of Directors may issue stock options, performance shares and restricted stock to employees and consultants representing up to 1,200,000 shares of the Company's common stock. Stock options may be granted with terms up to ten years and must have an exercise price that is equal to or greater than the fair market value of the Company's common stock on the date of grant. Options outstanding under the 1990 Plan have expiration terms ranging from four to six years and become exercisable ratably over periods ranging from three to five years.

The Company recorded $314,000 of compensation expense relating to outstanding options during the year ended December 31, 2006. No compensation expense related to outstanding options was recorded during the years ended December 31, 2005 and 2004. As of December 31, 2006, total unrecognized compensation cost related to stock options was $228,000, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes valuation model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option term and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the option.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -- STOCK-BASED COMPENSATION (continued)

The following assumptions were used to estimate the fair value of options granted:

                                  YEAR ENDED DECEMBER 31,
                                ---------------------------
                                  2006      2005      2004
                                -------   -------   -------
Expected dividend yield......       0.0%      0.0%      0.0%
Weighted average volatility..        38%       39%       53%
Risk free interest rate......   4.5-4.7%  3.3-4.5%  1.2-3.0%
Expected term (in years).....       2.9       3.1       3.4

A summary of stock option activity under the above plans and related information is as follows:

                                                  WEIGHTED     WEIGHTED
                                                  AVERAGE      AVERAGE
                                                  EXERCISE    REMAINING     AGGREGATE
                                     NUMBER OF   PRICE PER   CONTRACTUAL    INTRINSIC
                                       SHARES      SHARE         TERM         VALUE
                                     ---------   ---------   -----------   ---------
Outstanding at January 1, 2004....   1,213,018     $ 6.95
   Granted........................     401,900     $ 8.73
   Exercised......................    (292,172)    $ 4.75
   Canceled.......................    (126,502)    $ 7.26
                                     ---------
Outstanding at December 31, 2004..   1,196,244     $ 8.05
   Granted........................     646,900     $10.64
   Exercised......................    (409,174)    $ 7.42
   Canceled.......................     (31,000)    $ 9.16
                                     ---------
Outstanding at December 31, 2005..   1,402,970     $ 9.41
   Granted........................     174,000     $ 9.82
   Exercised......................    (391,336)    $ 6.50
   Canceled.......................    (256,667)    $13.03
                                     ---------     ------
Outstanding at December 31, 2006..     928,967     $ 9.71     7.9 Years    $1,487,266
                                     =========     ======     =========    ==========
Vested and expected to vest in the
   future at December 31, 2006....     928,967     $ 9.71     7.9 Years    $1,487,266
                                     =========     ======     =========    ==========
Exercisable at December 31, 2006..     796,967     $ 9.70     7.8 Years    $1,290,736
                                     =========     ======     =========    ==========

The weighted average grant-date fair value of options issued under all plans was $2.96 in 2006, $3.35 in 2005 and $3.51 in 2004. The total intrinsic value of options exercised under all plans was $1,272,000 in 2006, $2,198,000 in 2005 and $1,147,000 in 2004. The intrinsic values were determined as of the date of exercise.

Cash received from option exercises under all plans was $2,542,000 in 2006, $3,034,000 in 2005 and $1,387,000 in 2004. The actual tax benefit realized related to tax deductions from option exercises under all plans totaled approximately $390,000 in 2006, $336,000 in 2005 and $264,000 in 2004.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -- STOCK-BASED COMPENSATION (continued)

The following table summarizes certain information about stock options outstanding at December 31, 2006:

                      OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
---------------------------------------------------------------   ----------------------------
                                   WEIGHTED         WEIGHTED                       WEIGHTED
    RANGE OF       NUMBER OF        AVERAGE        AVERAGE PER     NUMBER OF      AVERAGE PER
   PER SHARE        OPTIONS     REMAINING LIFE   SHARE EXERCISE     OPTIONS     SHARE EXERCISE
EXERCISE PRICES   OUTSTANDING      IN YEARS           PRICE       EXERCISABLE        PRICE
---------------   -----------   --------------   --------------   -----------   --------------
$ 2.60 -  8.90      105,667          4.29            $ 7.32          97,667         $ 7.32
$ 9.00 - 10.08      493,400          8.42            $ 9.40         399,400         $ 9.38
$10.33 - 14.29      329,900          8.31            $10.93         299,900         $10.90
                    -------                                         -------
                    928,967                                         796,967
                    =======                                         =======

RESTRICTED COMMON STOCK

All restricted stock is authorized and issued under the 2004 Plan. Under the 2004 Plan, the Compensation Committee of the Board of Directors may issue stock options, performance shares and restricted stock to employees and consultants representing up to 1,200,000 shares of the Company's common stock. Performance shares and restricted stock awards may be granted subject to such terms and conditions as the Compensation Committee deems appropriate, including a condition that one or more performance goals be achieved for the participant to realize all or a portion of the award.

Effective January 1, 2004, the Board of Directors approved the Executive Long-Term Incentive Plan ("Long-Term Incentive Plan"), in which awards may be issued under: (1) a restricted stock program that focuses on retaining high performing executives over a longer period of time, (2) a performance stock program that focuses on rewarding extraordinary performing executives and (3) a non-qualified stock option program that focuses on the long-term retention of key executives. Awards under these programs are administered in conjunction with the 2004 Plan whereby shares available for issuance are funded by the shares available for issuance under the 2004 Plan.

Under the restricted stock program, certain members of management are entitled to an award of restricted stock equal to a percentage of the participant's salary if certain operating targets are met on a rolling three-year basis, except that the first year of the plan was based on the operating target for only 2004, and the second year of the plan was based on the cumulative operating target for 2004 and 2005. During January 2007, the Executive Long-Term Incentive Plan was modified to change the vesting period of restricted stock grants. All restricted grants will vest ratably over four years. Previously, restricted stock grants became 100% vested at the end of five years from the date of grant (cliff vesting). Grants awarded on March 15, 2005 were modified to vest at a rate of 25% per year beginning on January 1, 2007 and grants awarded on March 15, 2006 were modified to vest at a rate of 25% per year beginning January 1, 2008. Compensation expense in 2006 was not affected by the change in vesting.

The Company issued 46,000 shares of restricted stock under the 2004 Plan in 2006. No shares of restricted stock were granted under the 2004 Plan in 2005 or 2004. No performance shares were granted during any period presented. The Company also granted 42,306 and 46,460 shares of restricted stock to certain employees under the Long-Term Incentive Plan in 2006 and 2005, respectively, for performance during the years ended December 31, 2005 and 2004. Shares of restricted stock valued at $160,000 will be granted to certain employees under the Long-Term Incentive Plan in March 2007 for performance during the three-year period ended December 31, 2006.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -- STOCK-BASED COMPENSATION (continued)

Compensation expense related to restricted stock is recorded on a straight-line basis over the vesting period. The Company recorded compensation expense of approximately $129,000 in 2006 and $107,000 in 2005 related to outstanding shares of restricted stock under all plans. No compensation expense was recorded related to restricted stock in 2004. The weighted average grant-date fair value of restricted stock granted under all plans was $10.24 in 2006 and $11.35 in 2005. No shares of restricted stock were granted in 2004. Under the Long-Term Incentive Plan, the fair value of restricted stock awards is determined based on the average closing trading price of the Company's common stock for thirty (30) trading days prior to the date of grant. The fair value of restricted stock awards granted under the 2004 Plan was determined based on the closing trading price of the Company's common stock on the grant date.

At December 31, 2006 and 2005, there was approximately $776,000 and $866,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted stock granted to employees. Unrecognized compensation expense at December 31, 2006, is expected to be recognized over a weighted average period of 3 years. Unrecognized compensation expense related to nonvested shares of restricted stock awards was recorded as unamortized deferred compensation within shareholders' equity at December 31, 2005. As part of the modified prospective transition method of adoption of SFAS 123R, approximately $866,000 of unamortized deferred compensation at December 31, 2005, has been reclassified as a component of additional paid-in-capital.

The following table summarizes the Company's activities with respect to its nonvested stock activity for year ended December 31, 2006:

                                                 WEIGHTED
                                                  AVERAGE
                                    NUMBER OF   GRANT-DATE
NONVESTED RESTRICTED SHARES           SHARES    FAIR VALUE
---------------------------         ---------   ----------
Nonvested at January 1, 2005.....         --      $   --
Granted..........................     46,460      $11.35
                                     -------      ------
Nonvested at December 31, 2005...     46,460      $11.35
Granted..........................     88,306      $10.24
Forfeited........................    (38,546)     $10.94
                                     -------      ------
Nonvested at December 31, 2006...     96,220      $10.50
                                     =======      ======

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 8 -- STOCK-BASED COMPENSATION (continued)

PRO FORMA EMPLOYEE SHARE-BASED COMPENSATION EXPENSE

Prior to January 1, 2006, the Company accounted for its share-based compensation arrangements in accordance with the provisions and related interpretations of APB 25. The following pro forma table illustrates the effect on net income and earnings per share had the share-based awards been determined consistent with SFAS 123R:

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                                    2005      2004
                                                                  -------   -------
                                                                (In thousands, except
                                                                    per share data)
Reported net income.........................................      $ 5,468   $ 4,725
Add: Total stock-based compensation expense included
   in reported net income, net of tax.......................          117        43
Deduct: Total stock-based compensation expense determined
   under the fair value method for all awards, net of tax...       (1,247)   (1,073)
                                                                  -------   -------
Pro forma net income........................................      $ 4,338   $ 3,695
                                                                  =======   =======
Basic earnings per common share:
   As reported..............................................      $  0.56   $  0.51
   Pro forma................................................      $  0.44   $  0.40
Diluted earnings per common share:
   As reported..............................................      $  0.54   $  0.49
   Pro forma................................................      $  0.43   $  0.39

NOTE 9 -- COMMON STOCK

The Company has reserved for issuance shares of common stock necessary to effect the exercise of all outstanding and ungranted stock options.

The Company has acquired shares of its common stock in connection with various authorized stock repurchase programs. In 2004, the Company purchased and retired 350,000 shares of common stock from a director of the Company and his immediate family for $2,744,000, inclusive of commission expense, under a program approved in 2004. No shares were repurchased in 2006 and 2005.

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

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 10 -- PREFERRED STOCK (continued)

On April 8, 2003, the Company completed a private placement of 689,656 shares of newly authorized Series A convertible preferred stock ("Preferred Stock") for $5,000,000, or $7.25 per share. In May 2005 through a series of transactions, the holder of the Company's preferred stock converted all 689,656 shares of preferred stock into an equal number of shares of unregistered Company common stock and sold those shares in the open market pursuant to rules and regulations of the United States Securities and Exchange Commission. The Company has no present plans to issue any shares of preferred stock.

NOTE 11 -- PREFERRED SHARE PURCHASE RIGHTS

On April 29, 1997, the Board of Directors authorized the distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of the Company's common stock under the terms of a Rights Agreement between the Company and U.S. Stock Transfer Corporation, dated May 6, 1997, and as amended August 24, 2000 and May 5, 2003. Each Right entitles shareholders to buy one one-hundredth of a share of a new series of preferred stock at a price of $80.

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

NOTE 12 -- SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is the Management Committee, which is comprised of the President and Chief Executive Office, the Chief Financial Officer, the lead executive of each geographic region and the Vice President of Service Delivery. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. Reportable operating segments currently include the following:

     IT OUTSOURCING SERVICES -- this segment provides corporations and governments with around-the-clock (24x7x365) technical support for their end-users and other constituencies. The Company supports the full range of a client's information technology ("IT") and business process infrastructure. The Company also provides technical support to customers of the Company's client's products and software.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 -- SEGMENT REPORTING (continued)

     GOVERNMENT TECHNOLOGY SERVICES -- this segment provides managed network services and advanced enterprise solutions. For managed network services customers, the Company provides complete life cycle support for a customer's IT infrastructure ranging from their desktops to their data and voice networks. For advance enterprise solutions business, the Company assists customers in the design, development, and implementation of enterprise-level technology solutions. The Company also provides design, implementation, operation, and maintenance (helpdesk and desk side support) services.

     IT CONSULTING AND SYSTEMS INTEGRATION -- this segment provides IT infrastructure support to commercial customers through systems integration, technology deployment, and implementation services from project planning and maintenance to full-scale network server and workstation installations. The Company offers a wide range of information technology services for the customer, ranging from technology consulting to desk-side support to network monitoring. The Company also provides full-service IT staff and consulting services to companies to help manage their IT infrastructure.

     OTHER SERVICES -- this segment maintains a staff of trained technical personnel, which are placed at client facilities to provide technical support services including help desk technicians, software developers and network support. This segment also provides custom training and documentation solutions. The Company provides customized training programs for many customers' proprietary applications.

During the fourth quarter of 2006, the Company combined two operating segments -- Technical Staffing and Learning Services -- into one operating segment called Other Services since these segments represent less than 10% of the Company's total revenue. During the fourth quarter of 2006, the Company also reclassified certain projects between the Company's three main service lines -- IT Outsourcing Services, Government Technology Services and IT Consulting and Systems Integration -- which allows the Company to track business unit results more appropriately and to report consistent with how the services are managed. Prior year amounts have been reclassified to be consistent with the current year presentation.

The accounting policies of the operating segments are the same as those described in Note 1. The Company evaluates segment performance based on segment gross profit. Assets are not allocated to operating segments, but certain amounts of depreciation and amortization expense are allocated to operating segments.

Financial information for the Company's operating segments is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                              ------------------------------
                                                2006       2005       2004
                                              --------   --------   --------
                                                      (In thousands)
REVENUE
   IT Outsourcing Services.................   $ 86,461   $ 76,845   $ 77,205
   Government Technology Services..........     47,393     56,159     28,142
   IT Consulting and Systems Integration...     24,013     24,483     14,641
   Other Services..........................      9,497      9,010      8,000
                                              --------   --------   --------
Total revenue..............................   $167,364   $166,497   $127,988
                                              ========   ========   ========

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 -- SEGMENT REPORTING (continued)

                                                               YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                             2006       2005       2004
                                                           --------   --------   --------
                                                                   (In thousands)
GROSS PROFIT
   IT Outsourcing Services..............................   $ 22,002   $ 19,315   $ 20,119
   Asset impairment loss................................       (580)        --       (485)
                                                           --------   --------   --------
      Total IT Outsourcing Services.....................     21,422     19,315     19,634
   Government Technology Services.......................     12,604     14,880      6,286
   IT Consulting and Systems Integration................      5,741      6,068      3,262
   Other Services.......................................      1,610      1,820      1,405
                                                           --------   --------   --------
Total gross profit......................................     41,377     42,083     30,587
   Other operating expenses.............................    (39,217)   (34,892)   (24,040)
   Net interest income..................................        776        390        719
   Foreign currency transaction gain (loss).............       (186)       215        (91)
                                                           --------   --------   --------
Income from continuing operations before income taxes...   $  2,750   $  7,796   $  7,175
                                                           ========   ========   ========
DEPRECIATION AND AMORTIZATION
   IT Outsourcing Services..............................   $  1,715   $  2,034   $  2,237
   Government Technology Services.......................         70        105         79
   IT Consulting and Systems Integration................        169        209        124
   Other Services.......................................          1         --         --
   Unallocated depreciation and amortization............      3,193      3,141      1,922
                                                           --------   --------   --------
Total depreciation and amortization.....................   $  5,148   $  5,489   $  4,362
                                                           ========   ========   ========

The Company attributes revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue and long-lived assets by geographic area is presented below:

                                               GEOGRAPHIC INFORMATION
                       ---------------------------------------------------------------------
                                2006                    2005                    2004
                       ---------------------   ---------------------   ---------------------
                                  LONG-LIVED              LONG-LIVED              LONG-LIVED
                        REVENUE     ASSETS      REVENUE     ASSETS      REVENUE     ASSETS
                       --------   ----------   --------   ----------   --------   ----------
                                                   (In thousands)
United States.......   $110,887     $32,658    $116,508     $33,543    $ 86,814     $12,135
Europe:
   Belgium..........     37,537       3,488      35,631       3,601      27,335       4,095
   Rest of Europe...     18,940       5,416      14,358       4,676      13,839       1,034
                       --------     -------    --------     -------    --------     -------
Total Europe........     56,477       8,904      49,989       8,277      41,174       5,129
                       --------     -------    --------     -------    --------     -------
Total...............   $167,364     $41,562    $166,497     $41,820    $127,988     $17,264
                       ========     =======    ========     =======    ========     =======

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 -- SEGMENT REPORTING (continued)

Corporate services for major companies are provided on an international scale. Revenue from customers that comprise 10% or greater of total revenue in any period presented are as follows:

                                YEAR ENDED
                               DECEMBER 31,
                            ------------------
                            2006   2005   2004
                            ----   ----   ----
U.S. Federal Government..   24.9%  30.0%  16.7%
Ford Motor Company.......   26.4%  27.4%  37.4%
                            ----   ----   ----
Total....................   51.3%  57.4%  54.1%
                            ====   ====   ====

We conduct business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the U.S. Federal Government. No single agency or department of the U.S. Federal Government comprised 10% or greater of the Company's total revenue for any year presented.

Revenue from Ford is earned in the IT Outsourcing Services, IT Consulting and Systems Integration and Other Services operating segments. All revenue from the U.S. Federal Government is earned in the Government Technology Services operating segment.

Amounts due from the U.S. Federal Government and Ford Motor Company accounted for 38.0% and 16.0% of total accounts receivable at December 31, 2006, respectively, and 42.8% and 23.6%, at December 31, 2005, respectively.

NOTE 13 -- RELATED PARTY TRANSACTIONS

In January 2006, Costa Brava Partnership III, L.P. ("Costa Brava") filed suit against TechTeam in the Court of Chancery in the State of Delaware seeking access to certain of TechTeam's books and records. In February 2006, Costa Brava also nominated a slate of directors to stand of election at the Company's 2006 Annual Meeting. On May 4, 2006, the Company entered into a settlement agreement with Costa Brava ("Settlement Agreement") resolving the proxy contest and the litigation. Under the terms of the Settlement Agreement, the Company reimbursed Costa Brava $611,000 for their expenses incurred as a result of the proxy contest and related litigation. At the time of payment, Costa Brava owned approximately 11.7% of the Company's common stock and Andrew R. Siegel was a director of the Company. Mr. Siegel is a Senior Vice President at Roark, Rearden & Hamot Capital Management L.L.C., an investment management firm that is the general partner of Costa Brava.

The Company and a major customer were engaged in a pilot program in 2005 and 2006 testing software that is intended to evaluate and motivate help desk agents. The software was owned by an affiliate of the Company's former Chairman of the Board. The pilot program ended in the first half of 2006 and involved Company personnel but no significant out-of-pocket expense to the Company.

In February 2004, the Company purchased 350,000 shares of the Company's common stock from a director of the Company and his immediate family for $7.84 per share. The closing price of the Company's common stock on February 26, 2004 was $7.88.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 14 -- CONTINGENCIES

In November 2006, the Company entered into a settlement to resolve claims previously reported by the Company that were brought against it by William F. Coyro, Jr., its former President and Chief Executive Officer, and David W. Morgan, its former Vice President of Finance and Business Development, Chief Financial Officer and Treasurer. The settlement included a full release of any existing liability of the Company the dismissal with prejudice of the complaint Mr. Morgan filed with the U.S. Department of Labor Occupational Safety and Health Agency asserting that he resigned from employment with the Company due to actions taken against him as a result of certain activities protected under
Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1514A. The Company recorded pre-tax expense of $650,000 during the third quarter of 2006 to conclude these settlements.

In addition to the above matter, from time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.

NOTE 15 -- SUBSEQUENT EVENT

On February 9, 2007, TechTeam, through its wholly-owned subsidiary TechTeam Global AB, completed the acquisition of all of the outstanding stock of SQM Sverige AB ("SQM"), a information technology outsourcing and solutions company headquartered in Stockholm, Sweden, that provides information technology outsourcing services - including technical staffing solutions, IT infrastructure support solutions and management consulting related to corporate IT support operations. SQM had unaudited revenue of 81,100,000 Swedish Kroner ("SEK") and net income of SEK 3,200,000 for the year ended December 31, 2006, which is not included in the accompanying financial statements. The initial consideration paid by the Company was SEK 36,300,000 (1 Swedish kroner = $0.143 on February 9,
2007) plus acquisition costs of approximately $126,000. In addition to the initial purchase price, the selling shareholders will be paid an amount of SEK 4,200,000 if SQM meets a revenue target of SEK 93,500,000 in 2007.

Of the initial consideration, SEK 30,600,000 was paid to selling shareholders and the remaining SEK 5,700,000 was placed into an escrow holdback for a period of one year after closing to cover any potential claims for indemnity or breach of representation and warranties.

NOTE 16 -- DISCONTINUED OPERATIONS

Capital Group, a subsidiary of the Company, previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from two to five years. Capital Group ceased writing new leases in March 2000 and is in the final stages of running out its lease portfolio. The Company's future revenue stream from contractually committed leases is expected to be inconsequential to the Company's results of operations. The activity that remains in winding-down the leasing operation is the collection of accounts receivable, including older accounts receivable related to terminated leases. As a result, Capital Group has been presented as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Disposal or Impairment of Long-Lived Assets." Under this statement, the operating results of Capital Group are presented separately from continuing operations in the accompanying financial statements for all periods presented. Capital Group previously was reported as a separate operating segment called Leasing Operations.

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 16 -- DISCONTINUED OPERATIONS (continued)

Summarized information for Capital Group is as follows:

                                             YEAR ENDED
                                            DECEMBER 31,
                                       ----------------------
                                         2006   2005   2004
                                         ----   ----   ----
                                           (In thousands,
                                       except per share data)
Revenue ............................     $ --    $87   $483
Income (loss) before income taxes ..     $(43)   $74   $147

NOTE 17 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly condensed consolidated results of operations are summarized as follows:

                                                                      QUARTER ENDED
                                                   ---------------------------------------------------
                                                   MARCH 31    JUNE 30      SEPTEMBER 30   DECEMBER 31
                                                   --------    -------      ------------   -----------
                                                          (In thousands, except per share data)
2006
   Revenue .....................................   $40,598     $40,869       $42,027         $43,871
   Gross profit ................................    10,040(1)    9,731        10,363          11,244
   Income (loss) from continuing operations ....       337(2)      (75)(3)       381(4)        1,234
   Income (loss) from discontinued operations ..        --          --           (11)            (32)
   Net income (loss) ...........................   $   337(2)  $   (75)(3)   $   370(4)      $ 1,202
   Earnings (loss) per share from continuing
      operations:
      Basic per common .........................   $  0.03(2)  $ (0.01)(3)   $  0.04(4)      $  0.12
      Diluted per common .......................   $  0.03(2)  $ (0.01)(3)   $  0.04(4)      $  0.12
   Earnings (loss) per share:
      Basic per common .........................   $  0.03(2)  $ (0.01)(3)   $  0.04(4)      $  0.12
      Diluted per common .......................   $  0.03(2)  $ (0.01)(3)   $  0.04(4)      $  0.12

                     TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 17 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

                                                             QUARTER ENDED
                                            -----------------------------------------------
                                            MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                            --------   -------   ------------   -----------
                                                 (In thousands, except per share data)
2005
   Revenue ..............................    $42,038   $42,285      $41,314       $40,860
   Gross profit .........................     10,708    11,001       10,343        10,031
   Income from continuing operations ....      1,695     1,577        1,226           896
   Income from discontinued operations ..         55         1            3            15
   Net income ...........................    $ 1,750   $ 1,578      $ 1,229       $   911
   Earnings per share from continuing
      operations:
      Basic per common ..................    $  0.18   $  0.16      $  0.12       $  0.09
      Basic per preferred ...............    $  0.18   $  0.16          N/A           N/A
      Diluted per common ................    $  0.17   $  0.16      $  0.12       $  0.09
   Earnings per share:
      Basic per common ..................    $  0.18   $  0.16      $  0.12       $  0.09
      Basic per preferred ...............    $  0.18   $  0.16          N/A           N/A
      Diluted per common ................    $  0.18   $  0.16      $  0.12       $  0.09

(1) Includes a pre-tax loss of $580,000 from the write-down of a software asset.

(2) Includes an after-tax loss of $383,000 from the write-down of a software asset and after-tax expenses of $329,000 for legal and professional fees associated with a proxy contest initiated by a shareholder.

(3) Includes after-tax expenses of $568,000 for legal and professional fees associated with the proxy contest.

(4) Includes after-tax expenses of $30,000 for legal and professional fees associated with the proxy contest and after-tax expenses of $429,000 for settlement of claims against the Company by certain former Company officers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants, disagreements, or other events requiring reporting under this Item.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Information relating to our Board of Directors will be found in our Proxy Statement to be dated on or about April 5, 2007 (the "Proxy Statement") under "Proposal 1. Election of Directors" and is incorporated in this report by reference.

Information relating to our executive officers will be found in our Proxy Statement under "Executive Officers of the Company." In addition, information relating to certain filing obligations of directors and executive officers under the federal securities laws will be found in the Proxy Statement under "Section 16(a) Beneficial Ownership Reporting Compliance." That information is incorporated in this report by reference.

CODE OF ETHICS

We have adopted a code of ethics as set forth in our Code of Business Conduct, which is available on our Web site at http://phx.corporate-ir.net/phoenix.zhtml?c=91039&p=irol-govhighlights.

In the event of any amendments to, or waivers from, a provision of the code affecting the chief executive officer, chief financial officer, controller or persons performing similar functions, we intend to post on the above Web site within four business days after the event a description of the amendment or waiver as required under applicable U.S. Securities and Exchange Commission rules. We will maintain that information on our Web site for at least 12 months. Paper copies of these documents are available free of charge upon request to the Company's secretary at the address on the front of this Form 10-K.

CORPORATE GOVERNANCE

In our proxy statements, we describe the procedures by which shareholders can recommend nominees to our board of directors. There have been no changes in those procedures since they were last published in our proxy statement of May 12, 2006.

The Board of Directors has determined that the Audit Committee consists entirely of independent directors in accordance with applicable U.S. Securities and Exchange Commission and Nasdaq(R) Global Market rules for audit committees. The members of the committee are James G. Roche, Andrew R. Siegel and Richard R. Widgren (Chairman). The Board of Directors has determined that Mr. Widgren is an audit committee financial expert as defined in the U.S. Securities and Exchange Commission rules.

ITEM 11. EXECUTIVE COMPENSATION

Information on director compensation, executive compensation and compensation committee matters will be provided in the Proxy Statement under "Directors' Compensation," "Executive Compensation" (which includes the Report of the Compensation Committee) and "Compensation Committee Interlocks and Insider Participation." That information is incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to ownership of the Company's common stock by management and by persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock will be found in the Proxy Statement under "Ownership of Company Stock." That information is incorporated in this report by reference.

The following table presents information as of December 31, 2006, regarding our compensation plans under which shares of our common stock have been authorized for issuance.

                                                             EQUITY COMPENSATION PLAN INFORMATION
                                        -------------------------------------------------------------------------
                                                                                                    (C)
                                                                                         ------------------------
                                                  (A)                                      NUMBER OF SECURITIES
                                        -----------------------            (B)            REMAINING AVAILABLE FOR
                                          NUMBER OF SECURITIES    --------------------     FUTURE ISSUANCE UNDER
                                            TO BE ISSUED UPON       WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                        EXERCISE OF OUTSTANDING     EXERCISE PRICE OF        PLANS (EXCLUDING
                                            OPTIONS, WARRANTS     OUTSTANDING OPTIONS,          SECURITIES
            PLAN CATEGORY                    AND RIGHTS (1)        WARRANTS AND RIGHTS   REFLECTED IN COLUMN (A))
            -------------               -----------------------   --------------------   ------------------------
Equity compensation plans approved
   by security holders...............           868,300                   $9.95                    59,664
Equity compensation plans not
   approved by security holders......            60,667                   $6.16                        --
                                                -------                   -----                    ------
Total................................           928,967                   $9.71                    59,664
                                                =======                   =====                    ======

(1)  Represents options to purchase shares of the Company's common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

The information to be set forth under the caption "Compensation of Executive Officers -- Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

DIRECTOR INDEPENDENCE

Information relating to director independence will be found in the Proxy Statement under "Director Independence" and is incorporated in this report by reference.

RELATED PARTY TRANSACTIONS

Information relating to transactions with related parties can be found in the Proxy Statement under "Certain Relationships and Related Transactions" and information relating to the Board of Director's policies and procedures for approval of related party transactions can be found in the Proxy Statement under "Board Matters - Audit Committee." That information is incorporated in this report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information to be set forth under the caption "Fees of the Independent Auditors for 2006 and 2005" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     a)   Certain documents are filed as part of this Report on Form 10-K.

          (1) See "Item 8 -- Financial Statements and Supplementary Data" beginning at page 34.

          (2)  Financial Statement Schedules

               Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004

          (3)  Exhibits.

EXHIBIT
 NUMBER                                  EXHIBIT                                   REFERENCE *
-------   ----------------------------------------------------------------------   -----------
  2.1     Share Purchase Agreement, dated May 13, 2004, in respect of the Shares in Advance Network Engineering NV, between Peter De Gendt, Werner
          Meynaerts, Pascal Claessens, Wim De Geetere, and Christophe Gesqueire,
          as Sellers, and TechTeam Global NV as Purchaser (excluding Exhibits
          and Schedules thereto)                                                       *13

  2.2     First Amendment to Share Purchase Agreement between Peter De Gendt,
          Werner Meynaerts, Pascal Claessens, Wim De Geetere, and Christophe
          Gesqueire, as Sellers, and TechTeam Global NV as Purchaser, dated
          December 31, 2006.

  2.3     Stock Purchase Agreement, dated January 3, 2005 by and among TechTeam
          Global, Inc. and Digital Support Corporation and Sytel, Inc., The
          Stockholders of Sytel, Inc. and Certain of the Option holders of
          Sytel, Inc.                                                                  *11

  2.4     Share Purchase Agreement, dated October 3, 2005, by and between
          TechTeam Global, Inc., TechTeam Global NV/SA and Akela Informatique
          SRL, Lucian Ionut Butnaru, Peter Andrei Ungureanu, Sabin Girlea,
          Philippe Bouzier, Alain Joseph Maurice Kremer and George Tudor               *14

  2.5     Share Purchase Agreement between TechTeam Global AB and SQM Nordic AB
          dated January 19, 2007                                                       *17

  2.6     First Amendment of Share Purchase Agreement, dated as of February 9,
          2007                                                                         *17

  3.1     Certification of Incorporation of TechTeam Global, Inc. filed with the
          Delaware Secretary of State on September 14, 1987.                            *8

  3.2     Certificate of Amendment dated November 27, 1987 to our Certificate of
          Incorporation.                                                                *8

  3.3     Certificate of Amendment dated May 8, 2002 to Certificate of
          Incorporation                                                                 *8

  3.4     Bylaws of TechTeam Global, Inc. as Amended and Restated February 13,
          2006.                                                                        *15

  4.5     Rights Agreement dated as of May 6, 1997, between TechTeam Global,
          Inc. and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the Form of Certificate of Designations, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C
          thereto the Summary of Rights to Purchase Preferred Stock.                    *5

  4.6     First Amendment of Rights Agreement dated as of May 6, 1997                   *6

  4.7     Second Amendment of Rights Agreement dated as of May 6, 1997.                 *9

 10.1     Lease Agreement for office space in Southfield, Michigan known as the
          Cumberland Tech Center between the Company and Eleven Inkster
          Associates dated September 27, 1993.                                          *2

 11.2     Seventh Amendment dated August 24, 2006 to the Lease Agreement for office space in Southfield, Michigan between Eleven Inkster L.L.C. and
          the Company.                                                                 *16

EXHIBIT
 NUMBER                                  EXHIBIT                                   REFERENCE *
-------   ----------------------------------------------------------------------   -----------
  10.3    Lease for office space in Dearborn, Michigan between the Company and
          Dearborn Atrium Associates Limited Partnership dated November 18,
          1996.                                                                         *4

  10.4    Third Amendment to Lease between the Company and Dearborn Tech, L.L.C
          (owner of interest of Dearborn Atrium Associates Limited Partnership)
          dated November 30, 2004.                                                     *13

  10.5    Lease Agreement for office space in Davenport, Iowa known as the 1010
          Shopping Center between the Company and Partnership 1010, L.L.P. dated
          August 28, 1999.                                                              *7

  10.6    Office Lease Agreement by and between FJ Dulles Business Park II,
          L.L.C., as Landlord, and TechTeam Government Solutions, Inc.,
          (formerly known as Digital Support Corporation) as Tenant, dated
          December 21, 2000.                                                           *10

  10.7    Lease Contract between IMMOBILIERE DE LA RUE DE STRASBOURG S.A and
          TechTeam Global NV/SA, as amended, dated April 4, 2003.                      *10

  10.8 Office Building Lease between Elizabethean Court Associates III L.P., as landlord, and TechTeam Global, Inc., as tenant, dated May 18, 2006.

  10.9    Lease Agreement for office space in Bucharest, Romania between S.C.
          Italian-Romanian Industrial Development Enterprises - IRIDE SA and
          TechTeam Global SRL dated February 2, 2005                                   *13

 10.10    1996 Nonemployee Directors Stock Plan.                                        *3

 10.11    1990 Nonqualified Stock Option Plan.                                          *1

 10.12    2004 Incentive Stock and Awards Plan                                         *13

 10.13    TechTeam Global, Inc. Executive Annual Incentive Plan.

 10.14    TechTeam Global, Inc. Executive Long Term Incentive Program.

 10.15    Supplemental Retirement Plan dated October 1, 2000.                           *7

 10.16    Employment Agreement Relating to Change of Control.                          *10

 10.17    Employment Agreement between TechTeam Europe, NV and Christoph Neut
          dated October 2, 1996.                                                        *8

 10.18    Employment Agreement between TechTeam Global, Inc. and William C.
          Brown, dated February 3, 2006                                                *15

 10.19    Ford Global SPOC Agreement with Ford Motor Company dated December 1,
          2005.                                                                        *15

 10.20    Amended and Restated Business Loan Agreement, dated January 3, 2005,
          between TechTeam Global, Inc. and Standard Federal Bank NA                   *12

 10.21    Promissory Note (Line of Credit), dated September 7, 2004                    *11

 10.22    Promissory Note (Term Loan), dated January 3, 2005                           *12

 14.1     TechTeam Global, Inc. Code of Business Conduct.

 21.1     List of subsidiaries of TechTeam Global, Inc.

 23.1     Consent of Independent Registered Public Accounting Firm.

 31.1     Certification of William C. Brown Pursuant to Rule 13a-14(a) of the
          Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2     Certification of Marc J. Lichtman, Pursuant to Rule 13a-14(a) of the
          Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1 Certification of William C. Brown Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2 Certification of Marc J. Lichtman Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits 10.10 through 10.18 represent management contracts and compensatory plans.

                                         EXHIBIT
          ----------------------------------------------------------------------
   *1     Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1990, filed as Exhibit 4.14 thereto.

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

   *5 Incorporated by reference to our Registration Statement on Form 8-A dated May 9, 1997.

   *6 Incorporated by reference to our Registration Statement on Form 8-A/A, dated September 23, 1999.

   *7     Incorporated by reference to our Annual Report on Form 10-K dated
          March 31, 2001.

   *8     Incorporated by reference to our Annual Report on Form 10-K dated
          March 18, 2003.

   *9     Incorporated by reference to our Registration Statement on form
          8-A12G/A, dated May 22, 2003.

  *10     Incorporated by reference to our Report on Form 10-K dated March 24,
          2004.

  *11     Incorporated by reference to our Report on Form 8-K dated September
          21, 2004.

  *12     Incorporated by reference to our Report on Form 8-K dated January 5,
          2005.

  *13     Incorporated by reference to our Annual Report on Form 10-K dated
          March 18, 2005.

  *14     Incorporated by reference to our Report on Form 8-K dated October 5,
          2005.

  *15     Incorporated by reference to our Annual Report on Form 10-K dated
          March 16, 2006

  *16     Incorporated by reference to our Report on Form 10-Q dated November 9,
          2006

  *17     Incorporated by reference to our Report on Form 8-K dated February 9,
          2007

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TECHTEAM GLOBAL, INC.



Date: March 16, 2007   By: /s/ William C. Brown                     William C. Brown
                           --------------------------------------   President, Chief Executive
                                                                    Officer and Director
                                                                    (Principal Executive Officer)


                       By: /s/ Marc J. Lichtman                     Marc J. Lichtman
                           --------------------------------------   Chief Financial Officer
                                                                    (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 16, 2007.



/s/ Kent Heyman                         Director
-------------------------------------
Kent Heyman


/s/ John P. Jumper                      Director
-------------------------------------
General John P. Jumper (USAF Retired)


/s/ James A. Lynch                      Director
-------------------------------------
James A. Lynch


/s/ Alok Mohan                          Director
-------------------------------------
Alok Mohan


/s/ James D. Roche                      Director
-------------------------------------
James D. Roche


/s/ Andrew R. Siegel                    Director
-------------------------------------
Andrew R. Siegel


/s/ Richard R. Widgren                  Director
-------------------------------------
Richard R. Widgren

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                           CHARGED TO
                                            BALANCE AT   (REDUCTION OF)                 BALANCE
                                             BEGINNING      COSTS AND                    AT END
              DESCRIPTION                    OF PERIOD      EXPENSES      DEDUCTIONS   OF PERIOD
              -----------                   ----------   --------------   ----------   ---------
                                                               (In thousands)
2006
Allowance for doubtful accounts..........      $757           $ 232         $(523)        $466
Valuation allowance for deferred taxes...      $505           $(215)        $  --         $290

2005
Allowance for doubtful accounts..........      $912           $(286)        $ 131         $757
Valuation allowance for deferred taxes...      $765           $(260)        $  --         $505

2004
Allowance for doubtful accounts..........      $637           $ 220         $  55         $912
Valuation allowance for deferred taxes...      $668           $  97         $  --         $765

                                INDEX OF EXHIBITS

EXHIBIT
 NUMBER                                   EXHIBIT
-------   ----------------------------------------------------------------------
  2.2     First Amendment to Share Purchase Agreement between Peter De Gendt,
          Werner Meynaerts, Pascal Claessens, Wim De Geetere, and Christophe
          Gesqueire, as Sellers, and TechTeam Global NV as Purchaser, dated
          December 31, 2006.

 10.8 Office Building Lease between Elizabethean Court Associates III L.P., as landlord, and TechTeam Global, Inc., as tenant, dated May 18, 2006.

 10.13    TechTeam Global, Inc. Executive Annual Incentive Plan.

 10.14    TechTeam Global, Inc. Executive Long Term Incentive Program.

 14.1     TechTeam Global, Inc. Code of Business Conduct.

 21.1     List of subsidiaries to TechTeam Global, Inc.

 23.1     Consent of Independent Registered Public Accounting Firm.

 31.1     Certification of William C. Brown Pursuant to Rule 13a-14(a) of the
          Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2     Certification of Marc J. Lichtman Pursuant to Rule 13a-14(a) of the
          Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1 Certification of William C. Brown Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2 Certification of Marc J. Lichtman Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.