Form 10-Q
period 2007-03-31
TECHTEAM GLOBAL INC
filed 2007-05-10
CIK 805054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
Commission File Number: 0-16284
TECHTEAM GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-2774613
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
27335 West 11 Mile Road, Southfield, MI 48033
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (248) 357-2866
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑      Non- accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding at May 1, 2007 was 10,451,843.

TECHTEAM GLOBAL, INC.
FORM 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenue
IT Outsourcing Services	$24,056	$19,903
Government Technology Services	11,358	12,002
IT Consulting and Systems Integration	6,848	6,181
Other Services	3,932	2,512

Total revenue	46,194	40,598

Cost of revenue
Cost of revenue	34,618	30,203
Asset impairment loss	—	580

Total cost of revenue	34,618	30,783

Gross profit	11,576	9,815
Selling, general and administrative expense	10,590	9,479

Operating income	986	336
Net interest income	237	146
Foreign currency transaction gain	27	7

Income before income taxes	1,250	489
Income tax provision	346	152

Net income	$904	$337

Basic earnings per common share	$0.09	$0.03

Diluted earnings per common share	$0.09	$0.03

Weighted average number of common shares and common share equivalents outstanding
Basic	10,290	9,902
Diluted	10,424	10,127
See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$25,472	$30,082
Accounts receivable (less allowance of $516 at March 31, 2007 and $466 at December 31, 2006)	44,449	41,189
Prepaid expenses and other current assets	5,882	5,096

Total current assets	75,803	76,367

Property, equipment and software, net	10,456	9,117
Goodwill and other intangible assets, net	35,906	31,703
Other assets	588	743

Total assets	$122,753	$117,930

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$11,948	$8,350
Accrued payroll and related taxes	9,508	9,512
Accrued expenses	7,575	7,102
Other current liabilities	1,718	1,232

Total current liabilities	30,749	26,196

Long-term liabilities
Long-term debt, less current portion	2,219	3,174
Deferred income taxes	1,473	1,690
Other long-term liabilities	619	562

Total long-term liabilities	4,311	5,426

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 10,439,343 and 10,385,993 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	104	104
Additional paid-in capital	72,032	71,672
Retained earnings	12,999	12,095
Accumulated other comprehensive income	2,558	2,437

Total shareholders’ equity	87,693	86,308

Total liabilities and shareholders’ equity	$122,753	$117,930

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$904	$337
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,329	1,219
Asset impairment loss	—	580
Non-cash expense related to stock-based compensation	91	243
Other	34	39
Changes in current assets and liabilities	134	(7,002)
Changes in long-term assets and liabilities	(5)	(36)
Net operating cash flow from discontinued operations	—	36

Net cash provided by (used in) operating activities	2,487	(4,584)

Cash flows from investing activities
Purchase of property, equipment and software	(917)	(1,307)
Cash paid for acquisitions, net of cash acquired	(4,543)	(468)

Net cash used in investing activities	(5,460)	(1,775)

Cash flows from financing activities
Proceeds from issuance of common stock	239	560
Tax benefit from stock options	60	96
Payments on long-term debt	(1,954)	(1,938)

Net cash used in financing activities	(1,655)	(1,282)

Effect of exchange rate changes on cash and cash equivalents	18	100

Decrease in cash and cash equivalents	(4,610)	(7,541)
Cash and cash equivalents at beginning of period	30,082	34,756

Cash and cash equivalents at end of period	$25,472	$27,215

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. (“TechTeam” or the “Company”) in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on   Form 10-K for the year ended December 31, 2006.
Certain reclassifications have been made to the 2006 financial statements in order to conform to the 2007 financial statement presentation. See Note 7 — Segment Reporting for a discussion of reclassifications associated with the Company’s presentation of reportable operating segments.
Note 2 — Comprehensive Income
Comprehensive income is defined as net income and all non-ownership changes in shareholders’ equity. For the Company, comprehensive income consists of net income and the foreign currency translation adjustment for the period. A summary of comprehensive income for the periods presented is as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Comprehensive Income
Net income	$904	$337
Other comprehensive income —
Foreign currency translation adjustment	121	415

Comprehensive income	$1,025	$752

Note 3 — Earnings Per Share
Earnings per share for common stock is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options, unvested restricted stock issued to employees, and shares held in escrow in connection with the Company’s acquisition of TechTeam Akela SRL.
During the three months ended March 31, 2007 and 2006, 49,000 and 279,000 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective period.
Note 4 — Long-Lived Assets
Long-lived assets are evaluated for impairment when events occur or circumstances indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. When this occurs, an estimate of undiscounted cash flows is used to determine if the remaining balances are recoverable. In the first quarter of 2006, the Company determined that certain software would no longer be used. Since no future cash flows related to the software asset were expected, an impairment loss of $580,000 was recorded to cost of revenue in the IT Outsourcing Services segment. No impairment loss was recorded for any other period presented.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 5 — Stock-Based Compensation
The Company accounts for its stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all share-based payment awards to employees and directors based on estimated fair values of all awards. Compensation expense is recognized over the period during which an employee or director is required to provide service in exchange for the award. Stock-based compensation expense recognized in each period is based on the value of the portion of the share-based award that is ultimately expected to vest during the period.
Stock Options
As of March 31, 2007, the Company has stock options outstanding under two plans — the 2004 Incentive Stock and Awards Plan (“2004 Plan”) and the 1990 Nonqualified Stock Option Plan (“1990 Plan”). As a result of the adoption of the 2004 Plan, options may no longer be granted under the 1990 Plan.
Under the 2004 Plan, the Compensation Committee of the Board of Directors may issue stock options, performance shares and restricted stock to employees and consultants representing up to 1,200,000 shares of the Company’s common stock. Stock options may be granted with terms up to ten years and must have an exercise price that is equal to or greater than the fair market value of the Company’s common stock on the date of grant. Options outstanding under the 1990 Plan have expiration terms ranging from four to six years and become exercisable ratably over periods ranging from three to five years.
The Company recorded $37,000 and $164,000 of compensation expense relating to outstanding options during the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, total unrecognized compensation cost related to stock options was $201,000, which is expected to be recognized over a weighted-average period of approximately 2 years.
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
The following assumptions were used to estimate the fair value of options granted for the three months ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
Expected dividend yield	0.0%	0.0%
Weighted average volatility	36%	42%
Risk free interest rate	4.8%	4.4% – 4.7%
Expected term (in years)	3.0	3.0

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 5 — Stock-Based Compensation (continued)
The following table summarizes the Company’s activities with respect to its stock option plans as of and for the three months ended March 31, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term	Value
Outstanding at January 1, 2007	933,967	$9.71
Granted	3,000	$10.73
Exercised	(35,567)	$6.60
Canceled	(116,000)	$10.30

Outstanding at March 31, 2007	785,400 (a)	$9.77	8.0 Years	$2,154,288

Vested and expected to vest in the future at March 31, 2007	775,400	$9.78	7.9 Years	$2,119,488

Exercisable at March 31, 2007	696,900	$9.75	7.8 Years	$1,928,093

(a)	Pending approval of the new stock plan by the Company’s shareholders in May 2007, approximately 110,000 additional stock options will be issued.
The weighted average grant-date fair value of options issued under all plans during the three months ended March 31, 2007 and 2006 was $3.23 and $3.21, respectively. The total intrinsic value for options exercised under all plans during the three months ended March 31, 2007 and 2006, was $175,000 and $281,000, respectively. The intrinsic values were determined as of the date of exercise.
Cash received from option exercises under all plans for the three months ended March 31, 2007 and 2006 was $235,000 and $560,000, respectively. The actual tax benefit realized related to tax deductions from option exercises under all plans for the three months ended March 31, 2007 and 2006, totaled approximately $30,000 and $39,000, respectively.
Restricted Common Stock
All restricted stock is authorized and issued under the 2004 Plan. Under the 2004 Plan, the Compensation Committee of the Board of Directors may issue stock options, performance shares and restricted stock to employees and consultants representing up to 1,200,000 shares of the Company’s common stock. Performance shares and restricted stock awards may be granted subject to such terms and conditions as the Compensation Committee deems appropriate, including a condition that one or more performance goals be achieved for the participant to realize all or a portion of the award.
In January 2004, the Board of Directors approved the Executive Long-Term Incentive Plan (“Long-Term Incentive Plan”), in which awards may be issued under: (1) a restricted stock program that focuses on retaining high performing executives over a longer period of time, (2) a performance stock program that focuses on rewarding extraordinary performing executives and (3) a non-qualified stock option program that focuses on the long-term retention of key executives. Awards under these programs are administered in conjunction with the 2004 Plan whereby shares available for issuance are funded by the shares available for issuance under the 2004 Plan.
Under the restricted stock program, certain members of management are entitled to an award of restricted stock equal to a percentage of the participant’s salary if certain operating targets are met on a rolling three-year basis, except that the first year of the plan was based on the operating target for only 2004, and the second year of the plan was based on the cumulative operating target for 2004 and 2005.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 5 — Stock-Based Compensation (continued)
During January 2007, the Executive Long-Term Incentive Plan was modified to change the vesting period of existing and future restricted stock grants such that restricted grants will vest ratably over four years. Previously, restricted stock grants became 100% vested at the end of five years from the date of grant (cliff vesting). Grants awarded on March 15, 2005 were modified to vest at a rate of 25% per year beginning on January 1, 2007 and grants awarded on March 15, 2006 were modified to vest at a rate of 25% per year beginning January 1, 2008.
The Company issued 4,215 and 26,000 shares of restricted stock under the 2004 Plan during the three months ended March 31, 2007 and 2006, respectively. No performance shares were granted during any period presented. The Company also granted 13,568 and 42,306 shares of restricted stock to certain employees under the Long-Term Incentive Plan during the three months ended March 31, 2007 and 2006, respectively, for performance during the years ended December 31, 2006 and 2005.
Compensation expense related to restricted stock is recorded on a straight-line basis over the vesting period. The Company recorded compensation expense of approximately $54,000 and $66,000 for the three months ended March 31, 2007 and 2006, respectively, related to outstanding shares of restricted stock under all plans. The weighted average grant-date fair value of restricted stock granted under all plans was $11.58 and $10.47 for the three months ended March 31, 2007 and 2006, respectively. Under the Long-Term Incentive Plan, the fair value of restricted stock awards is determined based on the average closing trading price of the Company’s common stock for thirty (30) trading days prior to the date of grant. The fair value of restricted stock awards granted under the 2004 Plan was determined based on the closing trading price of the Company’s common stock on the grant date.
At March 31, 2007 and 2006, there was approximately $929,000 and $1,048,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted stock granted to employees. Unrecognized compensation expense at March 31, 2007, is expected to be recognized over a weighted average period of 3 years.
The following table summarizes the Company’s activities with respect to its nonvested stock activity for the three months ended March 31, 2007:

		Weighted
		Average
	Number of	Grant-Date
Nonvested Restricted Shares	Shares	Fair Value
Nonvested at January 1, 2007	96,220	$10.50
Granted	17,783	$11.58
Vested	(6,500)	$10.50
Forfeited	—	$—

Nonvested at March 31, 2007	107,503	$10.68

New Plan
The Company is seeking approval from its shareholders for a new stock plan covering employees and non-employee directors. In the event a new plan is not approved by the Company’s shareholders in May 2007, non-employee directors in the aggregate will receive a cash payment equal to the estimated fair value of 110,000 stock options, as determined using the Black-Scholes valuation model assuming a grant date of June 23, 2006. This award is accounted for as a liability award under a share-based payment arrangement and, therefore, the fair value of the award is remeasured at each reporting date until the date of settlement. For the three months ended March 31, 2007, the Company recorded approximately $209,000 of expense for the potential stock option award or cash payment.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 6 — Income Taxes
On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not impact the Company’s consolidated financial position, results of operations or cash flows.
At March 31, 2007, the Company had an unrecognized tax benefit of approximately $26,000, which did not change during the three months ended March 31, 2007. The Company recognizes accrued interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties as a component of selling, general and administrative expense. During the three months ended March 31, 2007 and 2006, interest and penalties recognized in the financial statements are not material. Accrued interest and penalties are not significant at March 31, 2007.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2004 U.S. federal income tax return in the first quarter of 2007. TechTeam Global NV/SA tax returns for years 2003, 2004 and 2005 are currently being reviewed by the Belgium tax authorities. Both examinations are expected to be completed by the end of 2007. The following table summarizes tax years that remain subject to examination by major tax jurisdictions.

Major Jurisdiction	Open Years
U.S. Federal income taxes	2003 through 2006
U.S. State income taxes	2002 through 2006
Foreign income taxes	2000 through 2006
For the three months ended March 31, 2007, the consolidated effective tax rate of 27.7% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the expected utilization of foreign tax loss carryforwards. For the three months ended March 31, 2006, the consolidated effective tax rate of 31.1% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions.
No provision has been made with respect to approximately $11,158,000 of undistributed earnings of foreign subsidiaries at March 31, 2007, since these earnings are considered to be permanently reinvested.
Note 7 — Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is the Management Committee, which is comprised of the President and Chief Executive Office, the Chief Financial Officer, the lead executive of each geographic region and the Vice President of Service Delivery. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 7 — Segment Reporting (continued)
The accounting policies of the operating segments are the same as those described in Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company evaluates segment performance based on segment gross profit. We do not allocate assets to operating segments, but we allocate certain amounts of depreciation and amortization expense to operating segments.
During the fourth quarter of 2006, the Company combined two operating segments — Technical Staffing and Learning Services — into one operating segment called Other Services since these segments represent less than 10% of the Company’s total revenue. During the fourth quarter of 2006, the Company also reclassified certain projects between the Company’s three main service lines — IT Outsourcing Services, Government Technology Services and IT Consulting and Systems Integration — which allows the Company to track business unit results more appropriately and to report consistent with how the services are managed. Prior year results have been reclassified to be consistent with the current year presentation.
Financial information for the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Revenue
IT Outsourcing Services	$24,056	$19,903
Government Technology Services	11,358	12,002
IT Consulting and Systems Integration	6,848	6,181
Other Services	3,932	2,512

Total revenue	$46,194	$40,598

Gross Profit
IT Outsourcing Services	$6,064	$4,918
Asset Impairment Loss	—	(580)

Total IT Outsourcing Services	6,064	4,338
Government Technology Services	2,967	3,342
IT Consulting and Systems Integration	1,511	1,643
Other Services	1,034	492

Total gross profit	11,576	9,815
Other operating expenses	(10,590)	(9,479)
Net interest income	237	146
Foreign currency transaction gain	27	7

Income before income taxes	$1,250	$489

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 7 — Segment Reporting (continued)
Revenue from customers, or groups of customers under common control, that comprise 10% or greater of the Company’s total revenue in any period presented are as follows:

	Three Months Ended March 31,
	2007	2006
Ford Motor Company	24.7%	26.8%
U.S. Federal Government	20.7%	25.5%

Total	45.4%	52.3%

The Company conducts business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the U.S. Federal Government. For the three months ended March 31, 2007 and March 31, 2006, no single agency or department of the U.S. Federal Government comprised 10% or greater of the Company’s total revenue.
The Company attributes revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue by geographic area is presented below:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Revenue
United States	$27,754	$27,835
Europe:
Belgium	10,817	8,807
Sweden	3,315	1,356
Other	4,308	2,600

Total Europe	18,440	12,763

Total revenue	$46,194	$40,598

Note 8 — Contingencies
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.
Note 9 — Acquisitions
On February 9, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Global AB, completed the acquisition of all of the outstanding stock of SQM Sverige AB (“SQM”), a information technology outsourcing and solutions company headquartered in Stockholm, Sweden, that provides information technology outsourcing services — including technical staffing solutions, IT infrastructure support solutions and management consulting related to corporate IT support operations. The total purchase price of SEK 37,032,000 ($5,300,000) consists of initial consideration paid by the Company of SEK 35,565,000 ($5,100,000) and acquisition costs of $210,000. In addition to the initial purchase price, the selling shareholders will be paid an amount of SEK 4,200,000 ($600,000) if SQM reaches a revenue target of SEK 93,500,000 ($13,400,000) in 2007.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 9 — Acquisitions (continued)
Of the initial consideration, SEK 29,835,000 ($4,300,000) was paid to selling shareholders and the remaining SEK 5,700,000 ($800,000) was placed into escrow for a period of one year after closing to reimburse the Company for any claims for indemnity or breach of representation and warranties.
The following table summarizes the preliminary allocation of the purchase price at February 9, 2007 and the net cash used in the acquisition. The allocation of the purchase price may change in future periods based on the final valuation of long-lived assets. The operating results of SQM are included in the consolidated results of operations of the Company from February 9, 2007.

Amount
(In thousands)
Goodwill and other intangible assets	$4,776
Property, equipment and purchased software	1,143
Other current and non-current assets, net of cash acquired	2,232
Accounts payable and accrued liabilities assumed	(3,709)

Net cash used	$4,442

Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of TechTeam Global, Inc. and its consolidated subsidiaries (“TechTeam”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning developments or performance relating to or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; complexities of global political and economic developments; and other risks that are described herein, including but not limited to the items discussed in “Item 1A — Risk Factors” of this report, and that are otherwise described from time to time in TechTeam’s reports filed with the Securities and Exchange Commission. TechTeam assumes no obligation and does not intend to update these forward-looking statements.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global provider of information technology (“IT”), enterprise support and business process outsourcing services to Fortune 1000 corporations, multinational companies, product and service providers, small and medium-sized companies, and government entities.
The first quarter of 2007 reflected record revenue of $46.2 million, a 13.8% increase over 2006. This was the second consecutive quarter of record revenue as it appears our strategic initiatives are gaining traction. Revenue growth was driven by solid performance in our IT Outsourcing Services segment, both in the Americas and Europe, from the ramp-up of several new accounts launched in 2006 and the successful expansion of certain existing customer accounts. Our revenue growth also benefited from the weakening of the U.S. dollar.
The revenue number includes revenue from our acquisition of SQM Sverige AB (“SQM”) on February 9, 2007. SQM is headquartered in Stockholm, Sweden, and provides information technology outsourcing services (including technical staffing solutions), IT infrastructure support solutions and management consulting related to corporate IT support operations. SQM is a good complement to our existing location in Sweden and allows us to build on our core competencies and multilingual skills base. It also will make TechTeam a more credible competitor for technology services work in the Nordic region. Excluding SQM, we generated revenue of $44.4 million during the first quarter, a 9.4% increase over 2006.
In most areas of our business, our gross margins improved as we have focused on best practices to manage costs and resources throughout the organization. In particular, many IT Outsourcing Services projects improved their margins compared to the year-ago quarter and, in particular, we achieved significantly improved performance on two large accounts we have discussed in the past that decreased the Company's overall gross margin as they were ramping up during 2006.
However, the first quarter was not without its challenges. We restructured a contract for a key customer that resulted in severance costs relating to reduction of existing staff, and we began to launch IT support services for a major new customer, both of which negatively impacted our bottom line by reducing earnings by approximately $0.02 per share. We expect our margins on these accounts to improve in the second quarter. Also, revenue from our Government business is down from the first quarter of last year largely due to the conclusion of certain projects during 2006. The U.S. Federal Civilian Agencies are operating their 2007 fiscal budgets under a continuing resolution, and there is uncertainty surrounding a supplemental defense appropriations bill for the conflicts in Iraq and Afghanistan. As a result, revenue growth in our Government business has slowed. When the U.S. Federal Government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect our revenue, profit and cash flow during the period of delay. Despite these challenges, our Government business has a good pipeline of opportunities and has announced various wins over the past few months. We believe 2007 should be a year of growth in our Government business.
We believe we have strengthened the business foundation upon which we can pursue our growth strategy. First, we are interested in extending our global reach within important, targeted geographies. Our approach has typically been to “follow our client.” We will continue to utilize this approach where appropriate. However, we are looking for opportunities that, with prudence and care, may allow us to accelerate our expansion into other geographies. The second part of our growth strategy is to accelerate our rollout of higher value-added services, which will provide opportunities for TechTeam to expand its value proposition and enhance growth opportunities. And lastly, our growth strategy aims to leverage our expertise in the government sector. Currently, we present a strong value proposition to our customers in managing mission-critical networks. Our goal is to enhance our competitiveness on larger opportunities by adding greater breadth and scale to our Government operations and broadening our capabilities in this market.
While we have seen improvement from our efforts, TechTeam continues to put forth substantial efforts to implement better process and discipline across the organization. While we have seen improvement from our efforts, we believe there is much more work to do. As we grow and expand into new countries, we need to make further investments in our workforce, including people providing support to our customers and supporting functions, to enhance their capabilities, utilization and efficiency. These are goals on which we will continue to focus in 2007 and beyond.
Results of Operations
Three Months Ended March 31, 2007 Compared to March 31, 2006
Our business consists of two main components — our Commercial Business and our Government Business. Together, our IT Outsourcing Services segment, IT Consulting and Systems Integration segment and Other Services segment comprise our Commercial Business. Our Government Technology Services segment comprises our Government Business. In addition to managing our business by service line, we also manage our business by geographic markets — the Americas (defined as North America excluding our government-based subsidiaries), EMEA (Europe, Middle East and Africa) and Government Solutions (defined as our government-based subsidiaries). Together, the Americas and EMEA comprise our Commercial Business.
During the fourth quarter of 2006, we combined two operating segments — Technical Staffing and Learning Services — into one operating segment called Other Services since these segments represent less than 10% of our total revenue. During the fourth quarter of 2006, we also reclassified certain projects between our three main service lines — IT Outsourcing Services, Government Technology Services and IT Consulting and Systems Integration — to allow us to track business unit results more appropriately and to report consistent with how the services are managed. Prior year amounts have been reclassified to be consistent with the current year presentation.
Revenue

	Three Months Ended March 31,		Increase	%
	2007	2006	(Decrease)	Change
		(In thousands)
Revenue
Commercial Business
IT Outsourcing Services	$24,056	$19,903	$4,153	20.9%
IT Consulting and Systems Integration	6,848	6,181	667	10.8%
Other Services	3,932	2,512	1,420	56.5%

Total Commercial	34,836	28,596	6,240	21.8%
Government Technology Services	11,358	12,002	(644)	(5.4)%

Total revenue	$46,194	$40,598	$5,596	13.8%

Revenue increased 13.8% to $46.2 million in 2007 due to growth in IT Outsourcing Services largely from new customer contracts and our acquisition of SQM Sverige AB (“SQM”) on February 9, 2007. Excluding revenue from SQM, revenue increased 9.4% to $44.4 million in 2007. Revenue was also positively affected by approximately $1.5 million for the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business.
IT Outsourcing Services
Revenue from IT Outsourcing Services increased 20.9% to $24.1 million for the three months ended March 31, 2007, from $19.9 million for the comparable period in 2006, as a result of a 14.2% increase in revenue in the Americas from new customer contracts and growth in most existing accounts, and a 27.5% increase in revenue in Europe primarily from growth in Ford, other customer accounts and new customer contracts. Revenue in EMEA was positively affected by approximately $1.1 million for the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business. Since most of our international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit is not significant.
IT Outsourcing Services revenue generated from Ford on a global basis increased 3.9% to $9.4 million for the three months ended March 31, 2007, from $9.1 million for the comparable period in 2006. The increase was primarily due to revenue growth in Europe, mainly in the United Kingdom where we began providing SPOC services to the Jaguar and Land Rover divisions of Ford in March 2006. The increase in revenue in Europe was partially offset by decreases in revenue from Ford in the U.S. primarily from a reduction in the number of seats supported as Ford continues to restructure its operations and reduce its worldwide workforce. Please refer to our discussion of Ford in the “Impact of Business with Major Clients” section of MD&A.
IT Consulting and Systems Integration Services
Revenue from IT Consulting and Systems Integration increased 10.8% to $6.8 million for the three months ended March 31, 2007, from $6.2 million for the comparable period in 2006. We experienced an increase in revenue in Europe of $1.4 million, or 63.3%, driven by new customer growth and the acquisition of SQM. However, we experienced a decrease in revenue in the Americas of $686,000, or 17.0%, from the wind-down of certain systems implementation and training projects at TechTeam Cyntergy, which provides deployment, training and implementation services to companies in the hospitality, retail, food service and other industries. We expect revenue from our IT Consulting and Systems Integration business in the Americas to remain stable or improve in future quarters in 2007. Excluding revenue from SQM, revenue from IT Consulting and Systems Integration globally increased 7.0% to $6.6 million.
Government Technology Services
Revenue from Government Technology Services decreased 5.4% to $11.4 million for the three months ended March 31, 2007, from $12.0 million for the comparable period in 2006. The decline in revenue is largely due to the conclusion of a contract in March 2006 and the completion of other projects. Our Government business continues to be adversely affected by the difficult government contracting environment created by the “continuing resolution” funding the civilian agencies enacted by the U.S. Federal Government for fiscal 2007 and the uncertainty surrounding the supplemental appropriations bill for the conflicts in Iraq and Afghanistan. As a result of the failure of the U.S. Congress to approve the supplemental appropriations, Department of Defense spending has slowed. The combination of a slow down in Department of Defense spending and the continuing resolution is making business development in the government contracting market slow and unpredictable. When the U.S. Federal Government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect our revenue, profit and cash flow during the period of delay. Please refer to our discussion of the U.S. Federal Government in the “Impact of Business with Major Clients” section of MD&A.

Gross Profit and Gross Margin

	Three Months Ended March 31,
	2007		2006
		Gross		Gross	Increase	%
	Amount	Margin %	Amount	Margin %	(Decrease)	Change
	(In thousands, except percentages)
Gross Profit
Commercial
IT Outsourcing Services	$6,064	25.2%	$4,918	24.7%	$1,146	23.3%
Asset impairment loss	—	—	(580)	—	580	—

Total IT Outsourcing Services	6,064	25.2%	4,338	21.8%	1,726	39.8%
IT Consulting and Systems Integration	1,511	22.1%	1,643	26.6%	(132)	(8.0)%
Other Services	1,034	26.3%	492	19.6%	542	110%

Total Commercial	8,609	24.7%	6,473	22.6%	2,136	33.0%
Government Technology Services	2,967	26.1%	3,342	27.8%	(375)	(11.2)%

Total gross profit	$11,576	25.1%	$9,815	24.2%	$1,761	17.9%

Consistent with revenue, the increase in gross profit is attributable to an increase in IT Outsourcing Services and our acquisition of SQM, which were offset by decreases from Government Technology Services and IT Consulting and Systems Integration.
IT Outsourcing Services
Gross profit from IT Outsourcing Services increased 39.8% to $6.1 million for the three months ended March 31, 2007, from $4.3 million for the comparable period in 2006. Gross margin (defined as gross profit as a percentage of revenue) increased to 25.2% for the three months ended March 31, 2007, from 21.8% for the comparable period in 2006. However, gross profit in 2006 included an asset impairment loss of $580,000 related to our decision to discontinue using certain software. Excluding the asset impairment loss, gross margin was 24.7% in 2006. Gross margin for the first quarter of 2007 was negatively affected by the launch of support services for a major new customer in Europe the renegotiation of the contract terms with a large customer in Europe that resulted in lower pricing and severance costs relating to reduction of existing staff. These items were partially offset by gross margin improvement in the Americas, including improved performance on two specific accounts that impaired the America’s gross margin while they were ramping up during the first quarter of 2006.
IT Consulting and Systems Integration Services
Gross profit from IT Consulting and Systems Integration decreased 8.0% to $1.5 million for the three months ended March 31, 2007, from $1.6 million for the comparable period in 2006. Gross margin decreased to 22.1% for the three months ended March 31, 2007, from 26.6% for the comparable period in 2006. We experienced a decrease in gross margin in the Americas from the wind-down of certain systems implementation and training projects at TechTeam Cyntergy and training costs that were incurred for a project that was delayed by a customer. The decrease in gross margin in the Americas was partially offset by improved profitability in Europe.
Government Technology Services
Gross profit from our Government Technology Services segment decreased 11.2% to $3.0 million for the three months ended March 31, 2007, from $3.3 million for the comparable period in 2006. Gross margin decreased to 26.1% for the three months ended March 31, 2007, from 27.8% for the comparable period in 2006. The decrease in gross profit is primarily due to the completion of higher margin projects. In addition, our Government business continues to be adversely affected by the difficult government contracting environment created by the continuing resolution funding the civilian agencies enacted by the U.S. Federal Government for fiscal 2007 and the uncertainty surrounding the supplemental appropriations bill for the conflicts in Iraq and Afghanistan. When the U.S. Federal Government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect our revenue, profit and cash flow during the period of delay. Please refer to our discussion of the U.S. Federal Government in the “Impact of Business with Major Clients” section of MD&A.
Geographic Market Discussion

	Three Months Ended March 31,		Increase	%
	2007	2006	(Decrease)	Change
		(In thousands)
Revenue
Commercial
Americas	$16,396	$15,833	$563	3.6%
EMEA	18,440	12,763	5,677	44.5%

Total Commercial	34,836	28,596	6,240	21.8%
Government	11,358	12,002	(644)	(5.4)%

Total revenue	$46,194	$40,598	$5,596	13.8%

Gross Margin
Commercial
Americas	23.2%	18.8%
EMEA	26.0%	27.3%

Total Commercial	24.7%	22.6%
Government	26.1%	27.8%

Total Gross Margin	25.1%	24.2%

Americas
Revenue generated in the Americas increased 3.6% to $16.4 million for the three months ended March 31, 2007, from $15.8 million for the comparable period in 2006, primarily due to 14.2% revenue growth from IT Outsourcing Services resulting from new customer contracts and growth in existing customer relationships. This increase was partially offset by a decline in revenue of 17.0% from IT Consulting and Systems Integration from the wind-down of certain projects in the hospitality industry. We expect revenue from our IT Consulting and Systems Integration business in the Americas to remain stable or improve in future quarters in 2007.
Gross margin from the Americas increased to 23.2% for the three months ended March 31, 2007, from 18.8% for the comparable period in 2006. Gross margin in 2006 includes an asset impairment loss of $580,000 related to our decision to discontinue using certain software. Excluding the asset impairment loss, gross margin was 22.5% for the three months ended March 31, 2006. While the Americas experienced gross margin improvement in IT Outsourcing Services on the majority of accounts, including improved performance on two specific accounts that impaired gross margin while they were ramping up during 2006, these improvements were offset by a decrease in gross margin from IT Consulting and Systems Integration from the wind-down of certain projects and training costs related to work that a customer delayed.
EMEA
Revenue generated in EMEA increased 44.5% to $18.4 million for the three months ended March 31, 2007, from $12.8 million for the comparable period in 2006, due to revenue growth across all commercial service lines from new and existing customer growth, our acquisition of SQM, and the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business. Excluding the acquisition of SQM, revenue increased 30.5% to $16.7 million. Furthermore, revenue in EMEA was positively affected by approximately $1.5 million for the three months ended March 31, 2007 due to the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct businss. Since most of our international operating expenses are incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit is not significant.

Gross margin from EMEA decreased to 26.0% for the three months ended March 31, 2007, from 27.3% for the comparable period in 2006. The decrease in gross margin is primarily due to increased expense for launching IT support services for a major new customer in Europe and a contract renegotiation with another customer that resulted in lower pricing, lower volume and severance costs relating to a reduction of existing staff. These decreases were partially offset by gross margin improvements from IT Consulting and Systems Integration due to strong revenue and gross margin primarily from new customer contracts.
Operating Expenses and Other

	Three Months Ended March 31,		Increase	%
	2007	2006	(Decrease)	Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general, and administrative expense	$10,590	$9,479	$1,111	11.7%
Net interest income	$237	$146	$91	62.3%
Foreign currency transaction gain (loss)	$27	$7	$20	286%
Income tax provision	$346	$152	$194	128%
Selling, general, and administrative (“SG&A”) expense increased 11.7% to $10.6 million, or 22.9% of total revenue, for the three months ended March 31, 2007, from $9.5 million, or 23.3% of total revenue, for the comparable period in 2006. Excluding the acquisition of SQM, SG&A expense was $10.1 million for the first quarter of 2007. SG&A expense has increased year-over-year as we are making investments to support our growth and global expansion and enhance our value-added service capabilities. SG&A also increased due to the weakening of the U.S. dollar from the first quarter of 2006. These increases were partially offset by reduced facility costs from expired and renegotiated leases. Last years SG&A expense also included professional fees related to a proxy contest, responding to a previously reported complaint filed by a shareholder, and the placement of our new President and Chief Executive Officer, which did not occur in 2007.
Net interest income increased to $237,000 for the three months ended March 31, 2007, from $146,000 for the comparable period in 2006, as a result of earning higher average rates of return on invested cash equivalents.
For the three months ended March 31, 2007, the consolidated effective tax rate of 27.7% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the expected utilization of foreign tax loss carryforwards. For the three months ended March 31, 2006, the consolidated effective tax rate of 31.1% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions.
Significant Customers
We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. For the three months ended March 31, 2007 and 2006, Ford accounted for 24.7% and 26.8%, respectively, of our total revenue, and the U.S. Federal Government accounted for 20.7% and 25.5%, respectively, our total revenue. For the three months ended March 31, 2007 and 2006, no single agency or department of the U.S. Federal Government comprised 10% or greater of our total revenue.
Ford Motor Company
Our business with Ford consists of help desk and desk side services, distributed server support, technical staffing, network management, and a specific project installing personal computers subcontracted through Dell Inc. Revenue generated through our business with Ford increased to $11.4 million for the three months ended March 31, 2007 from $10.9 million for the comparable period in 2006.

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
Ford continues to seek cost savings on its total cost of IT infrastructure support, and we continue to support Ford in finding ways to reduce its total cost. Under the SPOC Program renewal in December 2005, we provided Ford with a meaningful reduction in the price of our support through the redesign of our services, the way our services were performed, and the service levels for those services, but our revenue from the SPOC Program remained relatively constant due to the expansion of the SPOC Program into new parts of the Ford enterprise, such as Jaguar and Land Rover. We believe this process will continue throughout 2007. Consequently, while we will lose seats from areas in Ford where we currently provide service under the SPOC Program, we anticipate successfully expanding our coverage of the SPOC Program within Ford to partly off-set the decline in revenue caused by decline in seats supported.
Although we cannot reliably predict the pace of Ford’s restructuring plan or our ability to expand our scope of work, we estimate that our total revenue from Ford will decline approximately 4-7% in 2007 from 2006, without a material change in the gross profit margin earned from the business. Moreover, we do not believe that Ford’s financial condition will otherwise affect our business with Ford or the collectibility of our accounts receivable from Ford. However, any failure to retain a significant amount of business with Ford, or bankruptcy filing or other restructuring by Ford, would have a material adverse effect on our operating results and liquidity.
U.S. Federal Government
We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government decreased to $9.5 million for the three months ended March 31, 2007, from $10.4 million for the comparable period in 2006.
The U.S. Federal Government’s fiscal year ends on September 30 of each year. It is not uncommon for U.S. Federal Government agencies to award extra tasks or complete other contract actions in the weeks before the end of the fiscal year in order to avoid the loss of unexpended fiscal year funds. Moreover, in years when the U.S. Federal Government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a “continuing resolution” that authorizes agencies of the government to continue to operate, but traditionally does not authorize new spending initiatives. When the U.S. Federal Government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect our revenue, profit, and cash flow during the period of delay.
Our Government business continues to be negatively impacted by the difficult government contracting environment created by the continuing resolution enacted by the U.S. Federal Government in 2006 and the delayed supplemental appropriations bill for the conflicts in Iraq and Afghanistan. As a result of the failure of the U.S. Congress to approve the supplemental appropriations, Department of Defense spending has slowed. The combination of a slow down in Department of Defense spending and the continuing resolution is making business development in the government contracting market slow and unpredictable. Furthermore, our recent contract award from the National Institutes of Health (“NIH”), Office of Information Technology, contains an expansion of services and positions beyond 2006 levels. At present, the U.S. Congress has only appropriated budgets for the Department of Defense and Department of Homeland Security and has not appropriated the budget for NIH. Therefore, we are not able to commence full work on the expanded services and positions until such budget is appropriated by Congress and signed by the President, or until NIH is able to reallocate current funds to these positions, should it choose to do so. As a result, we are experiencing a delay before we are able to generate our full revenue under the expanded portion of this contract, but we are able to perform at U.S. Federal Government fiscal year 2006 funding levels under the congressionally approved continuing resolution.

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact of SFAS 157 on our financial position and results of operations.
On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not impact our consolidated financial position, results of operations or cash flows.
Liquidity and Capital Resources
Cash and cash equivalents were $25.5 million at March 31, 2007, as compared to $30.1 million at December 31, 2006. During the three months ended March 31, 2007, cash and cash equivalents decreased $4.6 million primarily due to $4.4 million in cash used to acquire SQM, $900,000 in cash used for capital expenditures, and $2.0 million in payments on long-term debt. These decreases were offset by $2.5 million in cash provided by operating activities.
Our operating activities provided cash of $2.5 million for the three months ended March 31, 2007, which was generated primarily from net income, after adjusting for depreciation and amortization. Operating activities used cash of $4.6 million for the three months ended March 31, 2006, primarily due to a significant decrease in accounts payable during the period. The decrease in accounts payable was primarily driven by payments made under certain contracts with the U.S. Department of Homeland Security (“DHS”). Our subsidiary, Sytel, serves as the prime contractor and Electronic Data Systems Corporation (“EDS”) serves as its subcontractor. EDS performs in excess of 95% of the work under the contract and creates the invoices, which Sytel forwards to the DHS. Under the subcontract agreement between Sytel and EDS, Sytel does not pay EDS’ invoices until Sytel receives payment from the DHS. As a result, there may be sizable swings in our accounts receivable and accounts payable.
Investing activities used cash of $5.5 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively. Cash used for investing purposes for the three months ended March 31, 2007 was primarily due to the acquisition of SQM. Cash used for investing purposes for the same period the prior year was primarily due to the purchase of property, equipment and purchased software.
Financing activities used cash of $1.7 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively, primarily due to the payment of long-term debt.
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
Material Commitments
There have been no significant changes in our material commitments disclosed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies and Estimates
There have been no changes in the selection and application of critical accounting policies and estimates disclosed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in reported market risks disclosed in “Item 7A — Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2007, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
From time to time we are involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material.
ITEM 1A — RISK FACTORS
There have been no changes in the risk factors disclosed in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered equity securities of the Company during the three months ended March 31, 2007.
The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the first quarter of 2007:

				Total Number of	Maximum Number of
	Total Number		Average	Shares Purchased as	Shares that May Yet
	of Shares		Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased		per Share	Announced Programs	the Programs
January 1, 2007 to January 31, 2007	3,266	(a)	$10.79	—	—
February 1, 2007 to February 28, 2007	5,967	(a)	$11.20	—	—
March 1, 2007 to March 31, 2007	9,359	(a)	$12.46	—	—

(a)	All purchases of shares were made for the purpose of contributing the purchased shares to the TechTeam Global Retirement Savings Plan (one of the Company’s 401(k) plans) for employer matching contributions. The purchases were not made pursuant to publicly announced plans and were made in the open market.
ITEM 6 — EXHIBITS
The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechTeam Global, Inc. (Registrant)
Date: May 10, 2007	By:	/s/ William C. Brown
William C. Brown
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Marc J. Lichtman
Marc J. Lichtman
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)