Form 10-Q
period 2007-06-30
TECHTEAM GLOBAL INC
filed 2007-08-09
CIK 805054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
Commission File Number: 0-16284
TECHTEAM GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	38-2774613 (I.R.S. Employer Identification No.)
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
Large accelerated filer ☐     Accelerated filer ☑     Non- accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding at August 1, 2007 was 10,593,977.

TECHTEAM GLOBAL, INC.
FORM 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue
IT Outsourcing Services	$25,298	$21,180	$49,354	$41,083
Government Technology Services	15,322	11,547	26,680	23,548
IT Consulting and Systems Integration	6,986	5,657	13,834	11,838
Other Services	4,938	2,485	8,870	4,997

Total revenue	52,544	40,869	98,738	81,466

Cost of revenue

Cost of revenue	38,934	31,363	73,552	61,566
Asset impairment loss	—	—	—	580

Total cost of revenue	38,934	31,363	73,552	62,146

Gross profit	13,610	9,506	25,186	19,320
Selling, general and administrative expense	11,233	9,672	21,823	19,151

Operating income (loss)	2,377	(166)	3,363	169
Net interest income (expense)	(7)	173	230	320
Foreign currency transaction gain (loss)	(26)	(106)	2	(98)

Income before income taxes (loss)	2,344	(99)	3,595	391
Income tax provision (credit)	832	(24)	1,178	129

Net income (loss)	$1,512	$(75)	$2,417	$262

Basic earnings (loss) per common share	$0.15	$(0.01)	$0.23	$0.03

Diluted earnings (loss) per common share	$0.14	$(0.01)	$0.23	$0.03

Weighted average number of common shares and common share equivalents outstanding
Basic	10,331	10,025	10,311	9,964
Diluted	10,528	10,025	10,486	10,157
See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$20,883	$30,082
Accounts receivable (less allowance of $578 at June 30, 2007 and $466 at December 31, 2006)	56,668	41,189
Prepaid expenses and other current assets	5,317	5,096

Total current assets	82,868	76,367

Property, equipment and software, net	11,074	9,117
Goodwill and other intangible assets, net	73,891	31,703
Other assets	486	743

Total assets	$168,319	$117,930

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$6,684	$—
Accounts payable	14,251	8,350
Accrued payroll and related taxes	14,461	9,512
Accrued expenses	9,249	7,102
Other current liabilities	1,571	1,232

Total current liabilities	46,216	26,196

Long-term liabilities
Long-term debt, less current portion	29,548	3,174
Deferred income taxes	1,225	1,690
Other long-term liabilities	705	562

Total long-term liabilities	31,478	5,426

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 10,593,477 and 10,385,993 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	105	104
Additional paid-in capital	73,186	71,672
Retained earnings	14,512	12,095
Accumulated other comprehensive income	2,822	2,437

Total shareholders’ equity	90,625	86,308

Total liabilities and shareholders’ equity	$168,319	$117,930

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2007	2006

Operating activities
Net income	$2,417	$262
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,980	2,482
Asset impairment loss	—	580
Non-cash expense related to stock-based compensation	604	297
Other	44	73
Changes in current assets and liabilities	(1,063)	(5,511)
Changes in long-term assets and liabilities	(153)	(750)
Net operating cash flow from discontinued operations	—	66

Net cash provided by (used in) operating activities	4,829	(2,501)

Investing activities
Purchase of property, equipment and software	(1,821)	(2,174)
Cash paid for acquisitions, net of cash acquired	(44,767)	(468)

Net cash used in investing activities	(46,588)	(2,642)

Financing activities
Proceeds from issuance of long-term debt	35,000	—
Proceeds from issuance of common stock	597	1,927
Tax benefit from stock options	57	157
Payments on long-term debt	(3,212)	(3,877)

Net cash provided by (used in) financing activities	32,442	(1,793)

Effect of exchange rate changes on cash and cash equivalents	118	449

Decrease in cash and cash equivalents	(9,199)	(6,487)
Cash and cash equivalents at beginning of period	30,082	34,756

Cash and cash equivalents at end of period	$20,883	$28,269

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. (“TechTeam” or the “Company”) in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Certain reclassifications have been made to the 2006 financial statements in order to conform to the 2007 financial statement presentation. See Note 8 — Segment Reporting for a discussion of reclassifications associated with the Company’s presentation of reportable operating segments.
Note 2 — Comprehensive Income
Comprehensive income is defined as net income and all non-ownership changes in shareholders’ equity. For the Company, comprehensive income consists of net income (loss), the foreign currency translation adjustment for the period and net unrealized gain (loss) on derivative instruments. A summary of comprehensive income for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Comprehensive Income
Net income (loss)	$1,512	$(75)	$2,417	$262
Other comprehensive income (loss) —
Foreign currency translation adjustment	429	816	550	1,231
Unrealized gain (loss) on derivative instruments	(166)	—	(166)	—

Comprehensive income	$1,775	$741	$2,801	$1,493

Note 3 — Earnings Per Share
Earnings per share for common stock is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options, unvested restricted stock, and shares held in escrow in connection with the Company’s acquisition of TechTeam Akela SRL.
During the three months ended June 30, 2007, 360,400 stock options were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective period. During the three months ended June 30, 2006, 1,144,716 stock options and shares of restricted stock were excluded from the computation of diluted earnings per share due to the net loss for the period. During the six months ended June 30, 2007 and 2006, 363,000 and 349,900 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective period.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 4 — Long-Term Debt and Interest Rate Swap Agreements
Long-Term Debt Agreement
On June 1, 2007, the Company entered into a five-year, secured credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) whereby the Company may borrow up to $40,000,000 for the issuance of letters of credit and loans. Borrowings under the Credit Agreement are currently secured by substantially all domestic assets of the Company, with a commitment by the Company to complete the pledge of up to 65% of its interests in its foreign subsidiaries by August 31, 2007. The Credit Agreement terminates on May 31, 2012. Upon entering into the agreement, the Company borrowed $35,000,000 to partially finance the acquisition of NewVectors (see Note 10).
At the Company’s option, each loan under the Credit Agreement will bear interest at a rate equal to either (1) the London Interbank Offered Rate (“LIBOR”), as defined, plus an “Applicable Margin” ranging from 0.75% to 1.5% based upon the Company’s leverage ratio, as defined, or (2) the Alternate Base Rate, which is the higher of (a) the JPMorgan Chase prime rate or (b) the federal funds rate plus an Applicable Margin ranging from 0% to 0.5% based upon the Company’s leverage ratio. Until December 1, 2007, the Applicable Margin is fixed at 1.0% on a LIBOR-based loan and 0% on an Alternate Base Rate loan. The Company is also required to pay an unused commitment fee on the unused portion of the facility ranging from 0.1% to 0.25% based upon the Company’s leverage ratio. Until November 30, 2007, the unused commitment fee is fixed at 0.15%.
The Credit Agreement contains various financial and non-financial covenants, the most restrictive of which limit the Company’s ability to incur additional indebtedness and pay dividends. The financial covenants require that the Company maintain certain leverage ratios and fixed charge coverage ratios, as defined therein.
Coincident with executing the Credit Agreement with JPMorgan Chase, the Company terminated its Amended and Restated Business Loan Agreement, dated January 3, 2005, with LaSalle Bank Midwest, N.A. (“LaSalle Bank”), which provided a $15,000,000 term loan facility and a $5,000,000 revolving line of credit to the Company. At the time of the termination, there were no outstanding borrowings under this agreement. On July 3, 2007, the Company and JPMorgan Chase assigned a $15,000,000, or 37.5%, participation share in the Credit Agreement to LaSalle Bank.
Interest Rate Swap Agreement
On June 4, 2007 the Company entered into an interest rate swap agreement with a notional amount of $30,000,000, which was approximately 85% of the outstanding borrowings under the Credit Agreement on that date. Under the swap agreement, the notional amount will be reduced by $625,000 on a monthly basis and will mature on June 3, 2011. The purpose of the interest rate swap, which is designated as a cash flow hedge, is to manage interest costs and the risk associated with variable-rate debt. The Company does not hold or issue derivative instruments for trading purposes. The swap effectively converts a portion of the Company’s variable-rate debt under the Credit Agreement to a fixed rate, without exchanging the notional principal amount. Under this agreement, the Company receives a floating rate based on LIBOR and pays a fixed rate of 5.55% on the outstanding notional amount.
For derivatives that have been formally designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded as a component of other comprehensive income. These amounts are reclassified into earnings as interest expense when interest on the underlying borrowings is recognized. For the three months ended June 30, 2007, a loss on the interest rate swap of approximately $6,000 was recognized as interest expense. The Company has recorded a liability of $166,000 for the fair value of the interest rate swap at June 30, 2007.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 5 — Property, Equipment, and Purchased Software
Long-lived assets are evaluated for impairment when events occur or circumstances indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. When this occurs, an estimate of undiscounted cash flows is used to determine if the remaining balances are recoverable. It is reasonably possible that management’s estimates regarding the recoverability of assets may change in the near term and that the difference could be material.
In the first quarter of 2006, the Company determined that certain software would no longer be used. Since no future cash flows related to the software asset were expected, an impairment loss of $580,000 was recorded to cost of revenue in the IT Outsourcing Services segment. No impairment loss was recorded for any other period presented.
Note 6 — Stock-Based Compensation
The Company accounts for its stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all share-based payment awards to employees and directors based on the estimated fair value of the award. Compensation expense is recognized over the period during which an employee or director is required to provide service in exchange for the award. Stock-based compensation expense recognized in each period is based on the value of the portion of the share-based award that is ultimately expected to vest during the period. The Company’s outstanding share-based payment awards consist of stock options and restricted stock.
Stock Options
As of June 30, 2007, the Company has stock options outstanding under three plans — the 2006 Incentive Stock and Awards Plan (“2006 Plan”), the 2004 Incentive Stock and Awards Plan (“2004 Plan”), the 1990 Nonqualified Stock Option Plan (“1990 Plan”). Options may no longer be granted under the 2004 Plan and the 1990 Plan.
Under the 2006 Plan, the Compensation Committee of the Board of Directors may issue stock options, performance shares and restricted stock to employees, non-employee directors of the Company’s Board and consultants representing up to 2,300,000 shares of the Company’s common stock. In addition, non-employee directors receive up to 100 shares of common stock for attendance at each Board meeting and are eligible to receive a portion of their cash compensation from serving as a director in shares of common stock, and such shares are funded by the 2006 Plan. Stock options may be granted with terms up to ten years and must have an exercise price that is equal to or greater than the fair market value of the Company’s common stock on the date of the grant. Options outstanding under the 2004 Plan have expiration terms of ten years and become exercisable ratably over periods ranging from zero to four years. Options outstanding under the 1990 Plan have expiration terms ranging from four to six years and become exercisable ratably over periods ranging from three to five years.
The Company recorded compensation expense totaling $222,000 and $39,000 relating to outstanding options during the three months ended June 30, 2007 and 2006, respectively, and recorded compensation expense totaling $468,000 and $203,000 during the six months ended June 30, 2007 and 2006. Compensation expense includes expense associated with 110,000 stock options that were granted to directors on June 23, 2006 and approved by shareholders on May 16, 2007. This award was accounted for as a liability award under a share-based payment arrangement and, therefore, the fair value of the award was remeasured at each reporting date until the date of settlement on May 16, 2007, when the final amount of compensation expense was measured. For the three and six months ended June 30, 2007, the Company recorded approximately $157,000 and $366,000, respectively, of compensation expense for this stock option award, which is included in the compensation expense reported above. No expense was recorded for this stock option award for the three and six months ended June 30, 2006. As of June 30, 2007, total unrecognized compensation cost related to stock options was $1,479,000, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 6 — Stock-Based Compensation (continued)
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
The following assumptions were used to estimate the fair value of options granted for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Expected dividend yield	0.0%	0.0%
Weighted average volatility	35%	42%
Risk free interest rate	4.5% — 5.0%	4.4% — 4.7%
Expected term (in years)	3.0	3.0
The following table summarizes the Company’s activities with respect to its stock option plans for the six months ended June 30, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term	Value
Outstanding at January 1, 2007	933,967	$9.71
Granted	466,000	$12.14
Exercised	(69,667)	$8.52
Canceled	(113,500)	$10.11

Outstanding at June 30, 2007	1,216,800	$10.67	8.4 Years	$2,056,966

Vested and expected to vest in the future at June 30, 2007	1,216,800	$10.67	8.4 Years	$2,056,966

Exercisable at June 30, 2007	785,300	$9.66	7.8 Years	$1,900,111

The weighted average grant-date fair value of options granted under all plans during the three months ended June 30, 2007, was $4.30. No options were granted during the three months ended June 30, 2006. The weighted average grant-date fair value of options granted under all plans during the six months ended June 30, 2007 and 2006, was $4.30 and $3.21, respectively. The total intrinsic value for options exercised under all plans during the three months ended June 30, 2007 and 2006, was $87,000 and $888,000, respectively. The total intrinsic value for options exercised under all plans during the six months ended June 30, 2007 and 2006, was $262,000 and $1,169,000, respectively. The intrinsic values were determined as of the date of exercise.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 6 — Stock-Based Compensation (continued)
Cash received from option exercises under all plans for the three months ended June 30, 2007 and 2006, was $358,000 and $1,366,000, respectively. Cash received from option exercises under all plans for the six months ended June 30, 2007 and 2006, was $593,000 and $1,927,000, respectively. The actual tax benefit realized related to tax deductions from option exercises under all plans for the three months ended June 30, 2007 and 2006, totaled approximately $26,000 and $32,000, respectively. The actual tax benefit realized related to tax deductions from option exercises under all plans for the six months ended June 30, 2007 and 2006, totaled approximately $57,000 and $71,000, respectively.
Restricted Common Stock
The Company is authorized to grant shares of restricted stock under the 2006 and 2004 Plans. Under the 2006 Plan, the Compensation Committee of the Board of Directors may issue performance shares and restricted stock to employees, directors and consultants representing up to 800,000 shares of the Company’s common stock. Performance shares and restricted stock awards may be granted subject to such terms and conditions as the Compensation Committee deems appropriate, including a condition that one or more performance goals be achieved for the participant to realize all or a portion of the award. As a result of the adoption of the 2006 Plan in May 2007, restricted stock may no longer be granted under the 2004 Plan.
In January 2004, the Board of Directors approved the Executive Long-Term Incentive Plan (“Long-Term Incentive Plan”), in which awards may be issued under: (1) a restricted stock program that focuses on retaining high performing executives over a longer period of time, (2) a performance stock program that focuses on rewarding extraordinary performing executives and (3) a non-qualified stock option program that focuses on the long-term retention of key executives. Prior to the approval of the 2006 Plan, the awards under these programs were administered in conjunction with the 2004 Plan whereby shares available for issuance were funded by the shares available for issuance under the 2004 Plan. With the approval of the 2006 Plan, this program will now be administered and funded by the shares available for issuance under the 2006 Plan.
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
During January 2007, the Executive Long-Term Incentive Plan was modified to change the vesting period of existing and future restricted stock grants such that restricted grants will vest ratably over four years. Previously, restricted stock grants became 100% vested at the end of five years from the date of grant (cliff vesting). Grants awarded on March 15, 2005 were modified to vest ratably over the four-year period from January 1, 2007 through January 1, 2011, and grants awarded on March 15, 2006 were modified to vest ratably over the four-year period from January 1, 2008 through January 1, 2012.
The Company issued 125,000 and 129,215 shares of restricted stock to employees and directors under the 2006 Plan during the three and six months ended June 30, 2007, respectively. No shares of restricted stock were issued for the three months ended June 30, 2006. The Company issued 26,000 shares of restricted stock under the 2004 Plan during the six months ended June 30, 2006. No performance shares were granted during any period presented.
The Company also granted 13,568 and 42,306 shares of restricted stock to certain employees under the Long-Term Incentive Plan during the six months ended June 30, 2007 and 2006, respectively, for performance during the years ended December 31, 2006 and 2005. No shares of restricted stock were issued under the Long Term Incentive Plan during the three months ended June 30, 2007 and 2006.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 6 — Stock-Based Compensation (continued)
Compensation expense related to restricted stock is recorded on a straight-line basis over the vesting period. The Company recorded compensation expense totaling $82,000 and $15,000 related to outstanding shares of restricted stock under all plans for the three months ended June 30, 2007 and 2006, respectively, and recorded compensation expense totaling $136,000 and $81,000 for the six months ended June 30, 2007 and 2006, respectively. The weighted average grant-date fair value of restricted stock granted under all plans was $13.15 for the three months ended June 30, 2007.There were no restricted stock grants for the three months ended June 30, 2006. The weighted average grant-date fair value of restricted stock granted under all plans was $12.96 and $10.47 for the six months ended June 30, 2007 and 2006, respectively. Under the Long-Term Incentive Plan, the fair value of restricted stock awards is determined based on the average closing trading price of the Company’s common stock for thirty (30) trading days prior to the date of grant. The fair value of restricted stock awards granted under the 2006 and 2004 Plans were determined based on the closing trading price of the Company’s common stock on the grant date.
At June 30, 2007 and 2006, there was approximately $2,400,000 and $733,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted stock. Unrecognized compensation expense at June 30, 2007, is expected to be recognized over a weighted average period of 3.6 years.
The following table summarizes the Company’s activities with respect to its nonvested restricted stock activity for the six months ended June 30, 2007:

		Weighted
		Average
	Number of	Grant-Date
Nonvested Restricted Shares	Shares	Fair Value
Nonvested at January 1, 2007	96,220	$10.50
Granted	142,783	$12.96
Vested	(6,500)	$10.50
Forfeited	(10,000)	$9.02

Nonvested at June 30, 2007	222,503	$12.14

Note 7 — Income Taxes
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
At June 30, 2007, the Company had an unrecognized tax benefit of approximately $26,000, which did not change during the three months ended June 30, 2007. The Company recognizes accrued interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties as a component of selling, general and administrative expense. During the three and six months ended June 30, 2007 and 2006, interest and penalties recognized in the financial statements are not material. Accrued interest and penalties are not significant at June 30, 2007.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 7 — Income Taxes (continued)
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2004 U.S. federal income tax return in the first quarter of 2007. TechTeam Global NV/SA tax returns for years 2003, 2004 and 2005 are currently being reviewed by the Belgium tax authorities. Both examinations are expected to be completed by the end of 2007. The following table summarizes tax years that remain subject to examination by major tax jurisdictions:

Major Jurisdiction	Open Years
U.S. Federal income taxes	2003 through 2006
U.S. State income taxes	2002 through 2006
Foreign income taxes	2000 through 2006
For the three months ended June 30, 2007, the consolidated effective tax rate of 35.5% differs from the statutory tax rate of 34% primarily due to a change in estimate regarding the Company’s estimated annual tax rate for 2007. For the three months ended June 30, 2006, the consolidated effective tax rate of 24.2% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions.
For the six months ended June 30, 2007, the consolidated effective tax rate of 32.8% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the expected utilization of foreign tax loss carryforwards. For the six months ended June 30, 2006, the consolidated effective tax rate of 33.0% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions.
No provision has been made with respect to approximately $11,916,000 of undistributed earnings of foreign subsidiaries at June 30, 2007, since these earnings are considered to be permanently reinvested.
Note 8 — Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is the Management Committee, which is comprised of the President and Chief Executive Officer, the Chief Financial Officer, the lead executive of each geographic region and the Vice President of Service Delivery. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services.
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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 8 — Segment Reporting (continued)
During the fourth quarter of 2006, the Company combined two operating segments — Technical Staffing and Learning Services — into one operating segment called Other Services since these segments represent less than 10% of the Company’s total revenue. During the fourth quarter of 2006, the Company also reclassified certain projects between the Company’s three main service lines — IT Outsourcing Services, Government Technology Services and IT Consulting and Systems Integration — which allows the Company to track business unit results more appropriately and to report consistent with how the services are managed. Prior year results have been reclassified to be consistent with the current presentation.
Financial information for the Company’s operating segments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Revenue
IT Outsourcing Services	$25,298	$21,180	$49,354	$41,083
Government Technology Services	15,322	11,547	26,680	23,548
IT Consulting and Systems Integration	6,986	5,657	13,834	11,838
Other Services	4,938	2,485	8,870	4,997

Total revenue	$52,544	$40,869	$98,738	$81,466

Gross Profit
IT Outsourcing Services	$6,395	$4,753	$12,459	$9,671
Asset Impairment Loss	—	—	—	(580)

Total IT Outsourcing Services	6,395	4,753	12,459	9,091
Government Technology Services	4,298	2,933	7,265	6,274
IT Consulting and Systems Integration	1,664	1,330	3,175	2,973
Other Services	1,253	490	2,287	982

Total gross profit	13,610	9,506	25,186	19,320
Other operating expenses	(11,233)	(9,672)	(21,823)	(19,151)
Net interest income (expense)	(7)	173	230	320
Foreign currency transaction gain (loss)	(26)	(106)	2	(98)

Income (loss) before income taxes	$2,344	$(99)	$3,595	$391

Revenue from customers, or groups of customers under common control, that comprise 10% or greater of the Company’s total revenue in any period presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Ford Motor Company	21.4%	27.2%	22.9%	27.0%
U.S. Federal Government	24.7%	25.1%	22.8%	25.3%

Total	46.1%	52.3%	45.7%	52.3%

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 8 — Segment Reporting (continued)
The Company conducts business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the U.S. Federal Government. For the three and six months ended June 30, 2007 and June 30, 2006, no single agency or department of the U.S. Federal Government comprised 10% or greater of the Company’s total revenue.
The Company attributes revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue by geographic area is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Revenue
United States	$31,864	$27,063	$59,619	$54,897
Europe:
Belgium	10,600	9,061	21,416	17,868
Sweden	4,656	1,432	7,966	2,788
Other	5,424	3,313	9,737	5,913

Total Europe	20,680	13,806	39,119	26,569

Total revenue	$52,544	$40,869	$98,738	$81,466

Note 9 — Contingencies
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.
Note 10 — Acquisitions
NewVectors LLC
On May 31, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Government Solutions, Inc., completed the acquisition of all of the outstanding membership interest in NewVectors LLC (“NewVectors”), a provider of business transformation, logistics modernization, and modeling and simulation services primarily to the Department of Defense. The total purchase price of approximately $40,592,000 consists of initial consideration paid by the Company of $40,161,000, a final working capital payment of $151,000 paid on July 26, 2007, and acquisition costs of $279,000. Of the initial consideration, $4,000,000 was placed into escrow for a period of one year after closing to reimburse the Company for any claims for indemnity or breach of representation and warranties.
The acquisition is accounted for as a taxable transaction; therefore, the Company will be entitled to a tax deduction for the amortization of goodwill and other intangible assets for tax purposes. Since goodwill is not amortized for financial reporting purposes, the tax benefit from the goodwill amortization for tax purposes will be recorded first as a reduction of goodwill, second as a reduction of other non-current intangible assets if there is no goodwill, and third as a reduction of income tax expense if there are no non-current intangible assets.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 10 — Acquisitions (continued)
SQM Sverige AB
On February 9, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Global AB, completed the acquisition of all of the outstanding stock of SQM Sverige AB (“SQM”), a provider of technical staffing solutions, IT infrastructure support solutions and management consulting related to corporate IT support operations and headquartered in Stockholm, Sweden. The total purchase price of SEK 37,032,000 ($5,300,000) consists of initial consideration paid by the Company of SEK 35,565,000 ($5,100,000) and acquisition costs of $210,000. In addition to the initial purchase price, the selling shareholders will be paid an amount of SEK 4,200,000 ($600,000) if SQM reaches a revenue target of SEK 93,500,000 ($13,400,000) in 2007. Of the initial consideration, SEK 5,700,000 ($800,000) was placed into escrow for a period of one year after closing to reimburse the Company for any claims for indemnity or breach of representation and warranties.
Summary of Purchase Price
The following table summarizes the allocation of the cumulative purchase price and net cash used for the acquisitions of NewVectors and SQM through June 30, 2007. The allocation of the purchase price is an estimate and may change in future periods based on the final valuation of long-lived assets for both acquisitions. The operating results of NewVectors and SQM are included in the consolidated results of operations of the Company from their respective acquisition dates of May 31, 2007 and February 9, 2007.

	NewVectors	SQM
	(In thousands)
Goodwill and other intangible assets	$38,770	$4,776
Property, equipment and software	386	1,143
Other current and non-current assets, net of cash acquired	7,458	2,232
Accounts payable and accrued liabilities assumed	(6,480)	(3,709)

Net cash used	$40,134	$4,442

Pro Forma Results of Operations
The unaudited pro forma condensed combined results of operations are presented below as though NewVectors had been acquired on January 1, 2006. The pro forma condensed combined results of operations for SQM are not materially different than reported results and are not presented.

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2007	June 30, 2006	June 30, 2006
	(In thousands, except per share data)
Revenue
As reported	$52,544	$98,738	$40,869	$81,466
Pro forma	$58,151	$112,869	$49,124	$98,551
Net income (loss)
As reported	$1,512	$2,417	$(75)	$262
Pro forma	$1,647	$2,882	$(97)	$(57)
Diluted earnings (loss) per common share
As reported	$0.14	$0.23	$(0.01)	$0.03
Pro forma	$0.16	$0.27	$(0.01)	$(0.01)

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of TechTeam Global, Inc. and its consolidated subsidiaries (“TechTeam”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statement concerning developments or performance relating to our services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers, and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; complexities of global political and economic developments; and other risks that are described herein, including but not limited to the items discussed in “Factors that Could Affect Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report, and that are otherwise described from time to time in TechTeam’s Securities and Exchange Commission reports filed after this report. TechTeam assumes no obligation and does not intend to update these forward-looking statements.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
TechTeam Global, Inc. (“TechTeam,” the “Company” or “we”) is a global provider of information technology (“IT”), enterprise support and business process outsourcing services. Our customers consist of Fortune 1000 as well as small and medium-sized companies, government entities, multinational companies, and product and service providers. We currently operate in United States and in seven countries across Europe.
The second quarter of 2007 was the third consecutive quarter of record revenue for TechTeam. Revenue grew by almost 29% over the second quarter of 2006 from a combination of organic growth (additional revenue from new and existing customers) and growth through acquisitions. Excluding acquisitions completed in 2007, total organic revenue grew by over 14%. Our organic growth was broad-based across all service lines, led by over 19% growth in IT Outsourcing Services, and reflects our focus on sales execution over the past year.
We are also concentrating on improving our service delivery execution and, consequently, the profitability of our projects. Second quarter gross margins increased in 2007 over 2006 across all service lines and geographies. Specifically, total gross margin increased to almost 26% for the second quarter of 2007 compared to about 23% for the second quarter of 2006. On a year-to-date basis, total gross margin increased to 25.5% from 23.7%. Gross margins were positively affected by a number of factors, including efforts to improve performance across several accounts and the accretive effect of acquisitions.
We remain focused on pursuing our growth strategy. First, we remain intent on extending our global reach by expanding into important, targeted geographies and by leveraging the strong relationships that we have with current global clients to provide services to them across geographies and in new markets. For example, we have begun to provide U.S.-based support for a company that previously only received support services in Europe, and we anticipate providing European-based support later in 2007 for a company that previously only received support services in the U.S. We also began providing support services in two new countries in 2007 — Poland and Switzerland.

The second part of our growth strategy is to accelerate the rollout of higher value-added services, through internal development efforts and targeted acquisitions, which will provide opportunities for TechTeam to expand its value proposition and create enhanced growth opportunities. We have made and will continue to make investments in this area and believe we have created a solid foundation from which to support future growth.
And lastly, our growth strategy aims to leverage our expertise in the government sector. Our goal is to enhance our competitiveness on larger opportunities by adding greater breadth and scale to our Government operations and broadening our capabilities in this market. We made significant progress toward achieving this objective with the acquisition of NewVectors LLC (“NewVectors”) on May 31, 2007, which brings us within reach of the $100 million revenue mark for our Government business. We can now more effectively compete for larger contracts for higher value-add services by providing an even stronger value proposition to our customers. We have significant expertise in designing, integrating, and managing mission-critical networks. NewVectors broadens and deepens our DoD footprint, while adding an enhanced skill set, particularly around logistics modernization, modeling and simulation, and business transformation.
While the results of our Government business improved in 2007, they have been negatively impacted by the difficult government contracting environment created by the continuing resolution enacted by the U.S. Federal Government in 2006 and the disputes over supplemental appropriations bill for the conflicts in Iraq and Afghanistan. As a result of this environment many customers have delayed procurement actions. As such, we have witnessed many business opportunities shift from the first half of 2007 to the second half. As a result, we have experienced delays in our expected new business development.
We have seen improvement in our overall results from our efforts, and we continue to put forth substantial efforts to implement better process, technologies and discipline across the organization. As we pursue our growth strategy, we will continue to make appropriate investments in our business that yield favorable returns. We will have to make continued improvements in our support functions and infrastructure to help us keep pace with our growth. These are goals on which we will continue to focus in 2007 and beyond.
Earlier in 2007, we stated that our expectation for 2007 was to deliver organic revenue growth in the low double-digits and modest improvement in gross margin and operating margin over 2006 by the end of the year. We are making solid progress in achieving these expectations.
Results of Operations
Three Months Ended June 30, 2007 Compared to June 30, 2006
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

Revenue

	Quarter Ended June 30,		Increase	%
	2007	2006	(Decrease)	Change
	(In thousands, except percentages)
Revenue
IT Outsourcing Services	$25,298	$21,180	$4,118	19.4%
Government Technology Services	15,322	11,547	3,775	32.7%
IT Consulting and Systems Integration	6,986	5,657	1,329	23.5%
Other Services	4,938	2,485	2,453	98.7%

Total revenue	$52,544	$40,869	$11,675	28.6%

Year-over-year revenue for the second quarter increased 28.6% to $52.5 million from a combination of organic growth across all service lines and inorganic growth from our acquisitions of SQM Sverige AB (“SQM”) on February 9, 2007, and NewVectors LLC on May 31, 2007. Excluding revenue from SQM and NewVectors, revenue increased 14.1% to $46.6 million. Revenue was also positively affected by approximately $1.3 million from the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business.
IT Outsourcing Services
Revenue from IT Outsourcing Services increased 19.4% to $25.3 million for the second quarter of 2007, from $21.2 million for the comparable period in 2006, as a result of revenue growth of 9.6% in the Americas and 28.8% in EMEA driven by new customer contracts, including new customers that were ramping up in the second quarter of 2006. Revenue in EMEA was positively affected by approximately $945,000 from the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business.
IT Outsourcing Services revenue generated from Ford globally decreased 4.6% to $8.9 million for the second quarter of 2007, from $9.4 million for the comparable period in 2006. The decline in revenue from Ford was from our U.S. operations as European revenue from Ford increased over 2006 levels in all countries in EMEA in which we conduct business with Ford. Please refer to our discussion of Ford in the “Impact of Business with Major Clients” section of MD&A.
Government Technology Services
Revenue from Government Technology Services increased 32.7% to $15.3 million for the second quarter of 2007, from $11.5 million for the comparable period in 2006, due to our acquisition of NewVectors on May 31, 2007, and growth from new and existing customers. Excluding revenue from NewVectors, revenue increased 8.3% to $12.5 million. Although we were able to achieve over 8% year-over-year organic growth and 10% sequential organic growth from the first quarter of 2007, our Government business continues to be adversely affected by the difficult government contracting environment created by the “continuing resolution” funding the civilian agencies enacted by the U.S. Federal Government for fiscal 2007 and the uncertainty surrounding the war in Iraq. As the U.S. Congress and the President debate the war effort and the funding necessary to support this effort, it creates uncertainty for our Department of Defense customers as they contemplate the need to reallocate funds to support the war effort. This manifested itself during the second quarter of 2007 when the supplemental war funding bill was passed later than anticipated. It may reemerge as an issue as the U.S. Congress and the President's administration work toward passing the 2008 Defense Appropriations bill in the third and fourth quarters. The combination of a slow down in Department of Defense spending and the continuing resolution is making business development in the government contracting market slow and unpredictable. When the U.S. Federal Government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect our revenue, profit and cash flow during the period of delay. Please refer to our discussion of the U.S. Federal Government in the “Impact of Business with Major Clients” section of MD&A.

IT Consulting and Systems Integration
Revenue from IT Consulting and Systems Integration increased 23.5% to $7.0 million for the second quarter of 2007, from $5.7 million for the comparable period in 2006. We experienced an increase in revenue in Europe of $1.3 million, or 53.7%, driven by new customer growth and the acquisition of SQM. We also experienced an increase in revenue in the Americas of 2.2% primarly from revenue from Ford that offset the decline in revenue from the wind-down of certain systems implementation and training projects at TechTeam Cyntergy, which provides deployment, training and implementation services to companies in the hospitality, retail, food service and other industries. We expect revenue from our IT Consulting and Systems Integration business in the Americas to remain stable or improve slightly over the second half of 2007. Excluding revenue from SQM, revenue from IT Consulting and Systems Integration globally increased 15.4% to $6.5 million.
Gross Profit and Gross Margin

	Quarter Ended June 30,
	2007		2006
		Gross		Gross	Increase	%
	Amount	Margin %	Amount	Margin %	(Decrease)	Change
	(In thousands, except percentages)
Gross Profit
IT Outsourcing Services	$6,395	25.3%	$4,753	22.4%	$1,642	34.5%
Government Technology Services	4,298	28.1%	2,933	25.4%	1,365	46.5%
IT Consulting and Systems Integration	1,664	23.8%	1,330	23.5%	334	25.1%
Other Services	1,253	25.4%	490	19.7%	763	156%

Total gross profit	$13,610	25.9%	$9,506	23.3%	$4,104	43.2%

Consistent with revenue, the increase in gross profit is attributable to a combination of organic growth and margin improvement across all service lines and inorganic growth from our acquisitions of SQM and NewVectors.
IT Outsourcing Services
Gross profit from IT Outsourcing Services increased 34.5% to $6.4 million for the second quarter of 2007, from $4.8 million for the comparable period in 2006. Gross margin (defined as gross profit as a percentage of revenue) increased to 25.3% for the second quarter of 2007, from 22.4% for the comparable period in 2006, due to gross margin improvements in the Americas and EMEA, including improved performance on two specific accounts that impaired the America’s gross margin while they were ramping up during 2006.
Government Technology Services
Gross profit from our Government Technology Services segment increased 46.5% to $4.3 million for the second quarter of 2007, from $2.9 million for the comparable period in 2006. Gross margin increased to 28.1% for the second quarter of 2007, from 25.4% for the comparable period in 2006. The increase in gross profit and gross margin is primarily due to our acquisition of NewVectors. Excluding gross profit from NewVectors, gross profit increased 15.4% to $3.4 million and gross margin improved to 27.1%. Although we were able to achieve over 15% year-over-year organic growth and improved profitability, our Government business continues to be adversely affected by the difficult government contracting environment created by the continuing resolution funding discussed earlier in this MD&A. Please refer to our discussion of the U.S. Federal Government in the “Impact of Business with Major Clients” section of MD&A.

IT Consulting and Systems Integration
Gross profit from IT Consulting and Systems Integration increased 25.1% to $1.7 million for the second quarter of 2007, from $1.3 million for the comparable period in 2006, primarily due to our acquisition of SQM. Gross margin increased to 23.8% for the second quarter of 2007, from 23.5% for the comparable period in 2006. Excluding the gross profit from SQM, gross profit increased 16.9% to $1.6 million and gross margin was 23.8%. We experienced an increase in profitability in the Americas primarily from our Ford-related services, which had experienced a sharp decline in the second quarter of 2006, but we experienced a decline in profitability in EMEA.
Geographic Market Discussion

			Increase	%
	Quarter Ended June 30,		(Decrease)	Change
	2007	2006
	(In thousands)
Revenue
Commercial
Americas	$16,542	$15,516	$1,026	6.6%
EMEA	20,680	13,806	6,874	49.8%

Total Commercial	37,222	29,322	7,900	26.9%
Government	15,322	11,547	3,775	32.7%

Total revenue	$52,544	$40,869	$11,675	28.6%

Gross Margin
Commercial
Americas	23.6%	20.5%
EMEA	26.1%	24.6%

Total Commercial	25.0%	22.4%
Government	28.1%	25.4%

Total Gross Margin	25.9%	23.3%

Americas
Revenue generated in the Americas increased 6.6% to $16.5 million for the second quarter of 2007, from $15.5 million for the comparable period in 2006, primarily due to 9.6% revenue growth from IT Outsourcing Services resulting from new customer contracts, including new customers that were ramping up in the second quarter of 2006.
Gross margin from the Americas increased to 23.6% for the second quarter of 2007, from 20.5% for the comparable period in 2006, due to improved gross margin from all major service lines. IT Outsourcing Services experienced an improvement on the majority of accounts, including improved performance on two specific accounts that impaired gross margin while they were ramping up during 2006. IT Consulting and Systems Integration experienced an increase in profitability primarily from our Ford-related services, which had experienced a sharp decline in the second quarter of 2006.
EMEA
Revenue generated in EMEA increased 49.8% to $20.7 million for the second quarter of 2007, from $13.8 million for the comparable period in 2006, due to revenue growth across all commercial service lines, our acquisition of SQM, and the weakening of the U.S. dollar relative to other currencies. Excluding the acquisition of SQM, revenue increased 27.2% to $17.6 million. Revenue in EMEA also was positively affected by approximately $1.3 million due to the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business. Since most of our international operating expenses are incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on operating margins is not significant.
Gross margin from EMEA increased to 26.1% for the second quarter of 2007, from 24.6% for the comparable period in 2006, due to improved profitability in IT Outsourcing Services that was partially offset by a decline in profitability from IT Consulting and Systems Integration.
Operating Expenses and Other

	Quarter Ended June 30,		Increase	%
	2007	2006	(Decrease)	Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general and administrative expense	$11,233	$9,672	$1,561	16.1%
Net interest income (expense)	$(7)	$173	$(180)	(104)%
Foreign currency transaction loss	$(26)	$(106)	$80	(75.5)%
Income tax provision	$832	$(24)	$856	NM%
Selling, general, and administrative (“SG&A”) expense increased 16.1% to $11.2 million, or 21.4% of total revenue, for the second quarter of 2007, from $9.7 million, or 23.7% of total revenue, for the comparable period in 2006. SG&A expense in 2007 includes the impact from acquisitions, and SG&A expense in 2006 includes professional fees totaling $851,000 related to a shareholder complaint and proxy contest and the settlement agreement related to those matters. Excluding the acquisitions of SQM and NewVectors in 2007 and the aforementioned professional fees in 2006, SG&A expense was $9.9 million, or 21.3% of revenue, for the second quarter of 2007, as compared to $8.8 million, or 21.6% of revenue in 2006. SG&A expense increased year-over-year as we are making investments to support our growth and global expansion and enhance our value-added service capabilities. SG&A also increased due to the weakening of the U.S. dollar from the second quarter of 2006. These increases were partially offset by reduced facility costs from expired and renegotiated leases.
We incurred net interest expense of $7,000 for the second quarter of 2007 compared to net interest income of $173,000 for the same period in 2006. The difference in 2007 is primarily due to interest expense on long-term debt of $35.0 million related to the acquisition of NewVectors on May 31, 2007.
The consolidated effective tax rate of 35.5% for the second quarter of 2007 differs from the statutory tax rate of 34% primarily due to a change in estimate regarding the Company’s estimated annual tax rate for 2007. The consolidated effective tax rate of 24.2% for the second quarter of 2006 differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions.

Results of Operations
Six Months Ended June 30, 2007 Compared to June 30, 2006
Revenue

	Six Months Ended
	June 30,		Increase	%
	2007	2006	(Decrease)	Change
	(In thousands, except percentages)
Revenue
IT Outsourcing Services	$49,354	$41,083	$8,271	20.1%
Government Technology Services	26,680	23,548	3,132	13.3%
IT Consulting and Systems Integration	13,834	11,838	1,996	16.9%
Other Services	8,870	4,997	3,873	77.5%

Total revenue	$98,738	$81,466	$17,272	21.2%

Year-over-year revenue increased 21.2% to $98.7 million from a combination of organic growth across all service lines and inorganic growth from our acquisitions of SQM on February 9, 2007, and NewVectors on May 31, 2007. Excluding revenue from SQM and NewVectors, revenue increased 11.7% to $91.0 million for the six months ended June 30, 2007. Revenue was also positively affected by approximately $2.9 million from the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business.
IT Outsourcing Services
Revenue from IT Outsourcing Services increased 20.1% to $49.4 million for the six months ended June 30, 2007, from $41.1 million for the comparable period in 2006, as a result of revenue growth of 11.8% in the Americas and 28.2% in Europe driven by new customer contracts, including new customers that were ramping up in the first half of 2006. Revenue in EMEA was positively affected by approximately $2.0 million from the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business.
IT Outsourcing Services revenue generated from Ford globally remained consistent for the six months ended June 30, 2007 and 2006. Revenue from Ford in EMEA grew over 2006 in all countries in which we provide services to Ford. Revenue from Ford in the U.S. declined from 2006 primarily from a reduction in the number of seats supported as Ford continues to restructure its operations and reduce its worldwide workforce. Please refer to our discussion of Ford in the “Impact of Business with Major Clients” section of MD&A.
Government Technology Services
Revenue from Government Technology Services increased 13.3% to $26.7 million for the six months ended June 30, 2007, from $23.5 million for the comparable period in 2006, primarily due to our acquisition of NewVectors on May 31, 2007. Excluding revenue from NewVectors, revenue increased 1.3% to $23.9 million. Although we were able to achieve 10% sequential organic growth in the second quarter of 2007 from the first quarter, our Government business continues to be adversely affected by the difficult government contracting environment created by the “continuing resolution” funding the civilian agencies enacted by the U.S. Federal Government for fiscal 2007 and the uncertainty surrounding the war in Iraq. As the U.S. Congress and the President debate the war effort and the funding necessary to support this effort, it creates uncertainty for our Department of Defense customers as they contemplate the need to reallocate funds to support the war effort. This manifested itself during the second quarter of 2007 when the supplemental war funding bill was passed later than anticipated. It may reemerge as an issue as the U.S. Congress and the President's administration work toward passing the 2008 Defense Appropriations bill in the third and fourth quarters. The combination of a slow down in Department of Defense spending and the continuing resolution is making business development in the government contracting market slow and unpredictable. When the U.S. Federal Government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect our revenue, profit and cash flow during the period of delay. Please refer to our discussion of the U.S. Federal Government in the “Impact of Business with Major Clients” section of MD&A.

IT Consulting and Systems Integration
Revenue from IT Consulting and Systems Integration increased 16.9% to $13.8 million for the six months ended June 30, 2007, from $11.8 million for the comparable period in 2006. We experienced an increase in revenue in Europe of $2.6 million, or 58.3%, driven by new customer growth and the acquisition of SQM. However, we experienced a decrease in revenue in the Americas of $613,000, or 8.3%, from the wind-down of certain systems implementation and training projects at TechTeam Cyntergy, which provides deployment, training and implementation services to companies in the hospitality, retail, food service and other industries. This decrease was partially offset by an increase in revenue from Ford. We expect revenue from our IT Consulting and Systems Integration business in the Americas to remain stable or improve slightly over the second half of 2007. Excluding revenue from SQM, revenue from IT Consulting and Systems Integration globally increased 11.0% to $13.1 million.
Gross Profit and Gross Margin

	Six Months Ended June 30,
	2007		2006
		Gross		Gross	Increase	%
	Amount	Margin %	Amount	Margin %	(Decrease)	Change
	(In thousands, except percentages)
Gross Profit
IT Outsourcing Services	$12,459	25.2%	$9,671	23.5%	$2,788	28.8%
Asset impairment loss	—	—	(580)	—	580	—

Total IT Outsourcing Services	12,459	25.2%	9,091	22.1%	3,368	37.0%
Government Technology Services	7,265	27.2%	6,274	26.6%	991	15.8%
IT Consulting and Systems Integration	3,175	23.0%	2,973	25.1%	202	6.8%
Other Services	2,287	25.8%	982	19.7%	1,305	133%

Total gross profit	$25,186	25.5%	$19,320	23.7%	$5,866	30.4%

Consistent with revenue, the increase in gross profit is attributable to a combination of organic growth and margin improvement across most service lines and inorganic growth from our acquisitions of SQM and NewVectors.
IT Outsourcing Services
Gross profit from IT Outsourcing Services increased 37.0% to $12.5 million for the six months ended June 30, 2007, from $9.1 million for the comparable period in 2006. Gross margin increased to 25.2% for the six months ended June 30, 2007, from 22.1% for the comparable period in 2006. However, gross profit in 2006 included an asset impairment loss of $580,000 related to our decision to discontinue using certain software. Excluding the asset impairment loss, gross margin was 23.5% in 2006. We experienced gross margin improvements in the Americas, including improved performance on two specific accounts that impaired the America’s gross margin while they were ramping up during the first half of 2006. But gross margin in EMEA was negatively affected by the launch of support services for a major new customer, the renegotiation of contract terms with a large customer that resulted in lower pricing, and severance costs relating to reduction of existing staff, most of which occurred in the first quarter of 2007.
Government Technology Services
Gross profit from our Government Technology Services segment increased 15.8% to $7.3 million for the six months ended June 30, 2007, from $6.3 million for the comparable period in 2006. Gross margin increased to 27.2% for the six months ended June 30, 2007, from 26.6% for the comparable period in 2006. The increase in gross profit and gross margin is primarily due to our acquisition of NewVectors. Excluding gross profit from

NewVectors, gross profit increased slightly to $6.3 million and gross margin remained at 26.6%. Although we were able to achieve over 10% sequential organic growth in revenue in the second quarter of 2007 from the first quarter, our Government business continues to be adversely affected by the difficult government contracting environment created by the continuing resolution discussed earlier in this MD&A. Please refer to our discussion of the U.S. Federal Government in the “Impact of Business with Major Clients” section of MD&A.
IT Consulting and Systems Integration
Gross profit from IT Consulting and Systems Integration increased 6.8% to $3.2 million for the six months ended June 30, 2007, from $3.0 million for the comparable period in 2006, primarily due to our acquisition of SQM. Gross margin decreased to 23.0% for the six months ended June 30, 2007, from 25.1% for the comparable period in 2006. Excluding the gross profit from SQM, gross profit increased 1.2% to $3.0 million and gross margin declined to 22.9%. We experienced a decrease in profitability in the Americas primarily from the wind-down of certain systems implementation and training projects at TechTeam Cyntergy and training costs that were incurred for a project that was delayed by a customer. These decreases were partially offset by improved profitability from our Ford-related services, which had experienced a decline in the first half of 2006.
Geographic Market Discussion

			Increase	%
	Six Months Ended June 30,		(Decrease)	Change
	2007	2006
	(In thousands)
Revenue
Commercial
Americas	$32,939	$31,349	$1,590	5.1%
EMEA	39,119	26,569	12,550	47.2%

Total Commercial	72,058	57,918	14,140	24.4%
Government	26,680	23,548	3,132	13.3%

Total revenue	$98,738	$81,466	$17,272	21.2%

Gross Margin
Commercial
Americas	23.4%	19.6%
EMEA	26.1%	25.9%

Total Commercial	24.9%	22.5%
Government	27.2%	26.6%

Total Gross Margin	25.5%	23.7%

Americas
Revenue generated in the Americas increased 5.1% to $32.9 million for the six months ended June 30, 2007, from $31.3 million for the comparable period in 2006, primarily due to 11.8% revenue growth from IT Outsourcing Services resulting from new customer contracts, including new customers that were ramping up during the first half of 2006. This increase was partially offset by a decline in revenue of 8.3% from IT Consulting and Systems Integration from the wind-down of certain projects in the hospitality industry. We expect revenue from our IT Consulting and Systems Integration business in the Americas to remain stable or improve slightly over the second half of 2007.
Gross margin from the Americas increased to 23.4% for the six months ended June 30, 2007, from 19.6% for the comparable period in 2006, due to improved gross margin from IT Outsourcing Services on the majority of accounts, including improved performance on two specific accounts that impaired gross margin while they were ramping up during the first half of 2006. These improvements were partially offset by a decrease in gross margin from IT Consulting and Systems Integration from the wind-down of certain projects and training costs incurred for a project that was delayed by a customer. Gross margin in 2006 includes an asset impairment loss of $580,000 related to our decision to discontinue using certain software. Excluding the asset impairment loss, gross margin was 21.5% for the six months ended June 30, 2006.
EMEA
Revenue generated in EMEA increased 47.2% to $39.1 million for the six months ended June 30, 2007, from $26.6 million for the comparable period in 2006, due to revenue growth across all commercial service lines, the acquisition of SQM, and the weakening of the U.S. dollar relative to other currencies. Excluding the acquisition of SQM, revenue increased 28.8% to $34.2 million. Revenue in EMEA also was positively affected by approximately $2.9 million due to the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business. Since most of our international operating expenses are incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on operating margins is not significant.
Gross margin from EMEA increased to 26.1% for the six months ended June 30, 2007, from 25.9% for the comparable period in 2006. Excluding the acquisition on SQM, gross margin decreased to 25.8%. Gross margin in EMEA was negatively affected primarily by IT Outsourcing Services from the launch of support services for a major new customer, the renegotiation of contract terms with a large customer that resulted in lower pricing, and severance costs relating to reduction of existing staff, most of which occurred in the first quarter of 2007.
Operating Expenses and Other

	Six Months Ended
	June 30,		Increase	%
	2007	2006	(Decrease)	Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general and administrative expense	$21,823	$19,151	$2,672	14.0%
Net interest income	$230	$320	$(90)	(28.1)%
Foreign currency transaction gain (loss)	$2	$(98)	$100	(102)%
Income tax provision	$1,178	$129	$1,049	813%
Selling, general, and administrative expense increased 14.0% to $21.8 million, or 22.1% of total revenue, for the six months ended June 30, 2007, from $19.2 million, or 23.5% of total revenue, for the comparable period in 2006. SG&A expense in 2007 includes the impact from acquisitions, and SG&A expense in 2006 includes professional fees totaling $1.3 million related to a shareholder complaint and proxy contest and the settlement agreement related to those matters. Excluding the acquisition of SQM and NewVectors in 2007 and the aforementioned professional fees in 2006, SG&A expense was $20.0 million, or 22.0% of revenue, for six months ended June 30, 2007, as compared to $17.9 million, or 21.9% of revenue in 2006. SG&A expense has increased year-over-year as we are making investments to support our growth and global expansion and enhance our value-added service capabilities. SG&A also increased due to the weakening of the U.S. dollar from the first half of 2006. These increases were partially offset by reduced facility costs from expired and renegotiated leases.
Net interest income decreased to $230,000 for the six months ended June 30, 2007, from $320,000 for the comparable period in 2006, primarily due to interest expense incurred in 2007 on long-term debt of $35.0 million related to the acquisition of NewVectors on May 31, 2007.

The consolidated effective tax rate of 32.8% for the six months ended June 30, 2007, differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the expected utilization of foreign tax loss carryforwards. The consolidated effective tax rate of 33.0% for the six months ended June 30, 2006, differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the tax benefit of certain permanent deductions.
Significant Customers
We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. For the second quarter ended June 30, 2007 and 2006, Ford accounted for 21.4% and 27.2%, respectively, of the Company’s total revenue, and the U.S. Federal Government accounted for 24.7% and 25.1%, respectively. For the six months ended June 30, 2007 and 2006, Ford accounted for 22.9% and 27.0%, respectively, of the Company’s total revenue, and the U.S. Federal Government accounted for 22.8% and 25.3%, respectively, of the Company’s total revenue. No single agency or department of the U.S. Federal Government comprised 10% or greater of the Company’s total revenue for any period presented.
Ford Motor Company
Our business with Ford consists of help desk and desk side services, distributed server support, technical staffing, network management, and a specific project installing personal computers as a subcontractor to Dell Inc. Revenue generated through our business with Ford increased to $22.6 million for the six months ended June 30, 2007, from $22.0 million for the comparable period in 2006, primarily due to the weakening of the U.S. dollar.
Our largest contract with Ford is our Ford Global SPOC Program, which is currently scheduled to expire in November 2008. Under the SPOC Program, we provide a set of infrastructure support services under specific service level metrics, and we invoice Ford based upon the number of seats we support. The number of seats supported is determined bi-annually on December 1 and June 1 of each year. If certain contractual conditions are met, Ford and TechTeam will have the right during each six month period to request one out-of-cycle seat adjustment. Although we cannot reliably predict the pace of Ford’s restructuring plan or our ability to expand our scope of work, we now estimate that our total revenue from Ford will decline approximately 2-5% in 2007 from 2006, without a material change in the gross margin earned from our Ford business.
Ford continues to seek cost savings on its total cost of IT infrastructure support, and we continue to work with Ford to find ways to reduce its total cost. We believe this process will continue throughout 2007 and 2008. Ford’s management has publicly indicated that it is considering selling parts of its Premier Auto Group, including Jaguar and Land Rover. In the event of such a sale, it is possible that we may lose revenue, but we do not believe that any change will affect our results during 2007.
Moreover, we do not believe that Ford’s financial condition will otherwise affect our business with Ford or the collectibility of our accounts receivable from Ford. However, any failure to retain a significant amount of business with Ford, or bankruptcy filing or other restructuring by Ford, would have a material adverse effect on our operating results and liquidity.

U.S. Federal Government
We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government increased to $22.5 million for the six months ended June 30, 2007, from $20.6 million for the comparable period in 2006.
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
The results of our Government business have been negatively impacted by the difficult government contracting environment created by the continuing resolution enacted by the U.S. Federal Government in 2006 and the supplemental appropriations bill for the conflicts in Iraq and Afghanistan. As a result of this environment, many customers have delayed procurement actions. As such, we have witnessed many business opportunities shift from the first half to the second half of 2007. Many of these opportunities have been proposed in the first half but await award decisions by the customer. As a result, we have experienced delays in our expected new business development.
With the acquisition of the NewVectors business, the Company has added approximately $34 million of revenue primarily with the U.S. Department of Defense. This additional business consists primarily of consulting projects that have shorter durations than our existing business, and therefore, the work volume may fluctuate, which may result in lower labor utilization and, in turn, gross margin. However, the risk of this consultative business model is offset by higher margins. The loss of a significant project could also result in an impairment of the intangible assets related to our Government business.
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
Liquidity and Capital Resources
Cash and cash equivalents were $20.9 million at June 30, 2007, as compared to $30.1 million at December 31, 2006. Cash and cash equivalents decreased $9.2 million during the six months ended June 30, 2007, primarily due to $44.8 million in cash used to acquire SQM and NewVectors, which was partially offset by proceeds from the issuance of long-term debt of $35.0 million. Additionally, $1.8 million was used for capital expenditures and $3.2 million was used for payments on long-term debt. These decreases were offset by $4.8 million in cash provided by operating activities.
Operating activities provided cash of $4.8 million for the six months ended June 30, 2007, which was generated primarily from net income, after adjusting for depreciation and amortization. For the six months ended June 30, 2006, operating activities used cash of $2.5 million, primarily due to a significant decrease in accounts payable during the period. The decrease in accounts payable was primarily driven by payments made under certain contracts with the U.S. Department of Homeland Security (“DHS”). Our subsidiary, Sytel, serves as the prime contractor and Electronic Data Systems Corporation (“EDS”) serves as its subcontractor. EDS performs in excess of 95% of the work under the contract and creates the invoices, which Sytel forwards to the DHS. Under the subcontract agreement between Sytel and EDS, Sytel does not pay EDS’ invoices until Sytel receives payment from the DHS. As a result, there may be sizable swings in our accounts receivable and accounts payable.
Investing activities used cash of $46.6 million and $2.6 million for the six months ended June 30, 2007 and 2006, respectively. The increase in cash used for investing activities is due to our acquisitions of SQM and NewVectors.
Financing activities provided cash of $32.4 million during the six months ended June 30, 2007, primarily due to the issuance of $35 million in long-term debt that was partially offset by payments on long-term debt of $3.2 million. Financing activities used cash of $1.8 million during the six months ended June 30, 2006, primarily due to payments on long-term debt that was partially offset by cash proceeds from the exercise of Company stock options.
Long-term cash requirements, other than for normal operating expenses, are anticipated for the continued expansion in Europe and new expansion into the Far East, enhancements of existing technologies, additional consideration that is or may become payable to the selling shareholders of previously acquired companies based on specific performance conditions and operating targets, possible repurchases of our common stock, possible payment of dividends and the possible acquisition of businesses complementary to our existing businesses. We believe that positive cash flows from operations, together with existing cash balances, will continue to be sufficient to meet our ongoing operational requirements for the next twelve months and foreseeable future. We have historically not paid dividends, and we are restricted from doing so under our current credit agreement with JPMorgan Chase Bank, N.A.
Material Commitments
As a result of the Company’s acquisition of NewVectors on May 31, 2007, the Company’s outstanding contractual obligations have changed to include operating lease commitments of NewVectors and the issuance of $35.0 million in long-term debt we incurred to finance the acquisition of NewVectors.
Critical Accounting Policies and Estimates
There have been no changes in the selection and application of critical accounting policies and estimates disclosed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
On June 1, 2007 the Company entered into a credit agreement that provides for long-term borrowings at variable rates of interest based upon either the London Interbank Offered Rate (“LIBOR”), the bank’s prime rate or the federal funds rate, each of which having an applicable interest margin added. Upon entering into the agreement, the Company borrowed $35.0 million to finance part of the acquisition of NewVectors. On June 4, 2007, the Company entered into an interest rate swap agreement with a notional amount of $30.0 million to hedge the variable rate of interest on the Company borrowings.
Our exposure to market risk relates to the interest rate risk associated with the outstanding loan under the credit agreement. The market exposure for the variable interest rate on the loan is mitigated by the interest rate swap with a notional amount of $30.0 million at June 30, 2007. Assuming a 100 basis point increase in interest rates on our variable rate debt and assuming the debt was outstanding since January 1, 2007, interest expense would have increased approximately $25,000 for the six months ended June 30, 2007. The estimated increase in interest expense was based on the portion of our variable interest debt that was not offset by the interest rate swap agreement and assumes no changes in the volume or composition of the debt. We did not have any variable-rate debt at June 30, 2006.

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2007, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On May 31, 2007, we acquired NewVectors LLC, which expanded our system of internal control over financial reporting and disclosure.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered equity securities of the Company during the three months ended June 30, 2007.
The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the second quarter of 2007:

				Total Number of	Maximum Number of
	Total Number		Average	Shares Purchased as	Shares that May Yet
	of Shares		Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased		per Share	Announced Programs	the Programs
April 1, 2007 to April 30, 2007	4,993	(a)	$13.28	—	—
May 1, 2007 to May 31, 2007	5,198	(a)	$13.13	—	—
June 1, 2007 to June 30, 2007	5,353	(a)	$12.48	—	—

(a)	All purchases of shares were made for the purpose of contributing the purchased shares to the TechTeam Global Retirement Savings Plan (one of the Company’s 401(k) plans) for employer matching contributions. The purchases were not made pursuant to publicly announced plans and were made in the open market.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on May 16, 2007. The holders of 8,691,249 shares of the Company’s common stock were present in person or by proxy, representing attendance by at least 83% of the outstanding shares eligible to vote. The following is a summary of the matters voted on at that meeting.
(a)	The following persons were elected to the Company’s Board of Directors. The number of shares cast favor and withheld were as follows:

Name	For	Withheld
William C. Brown	8,481,521	209,728
Kent Heyman	8,444,309	246,940
John P. Jumper	8,345,797	345,452
James A. Lynch	8,445,751	245,498
Alok Mohan	8,327,327	363,922
James D. Roche	8,475,155	216,094
Andrew R. Siegel	8,434,785	256,464
Richard R. Widgren	8,511,425	179,824

(b)	Ratification of Ernst & Young LLP as the Company’s independent registered public accountant:

For	Against	Abstain
8,655,607	29,766	5,876
(c)	Approval of the TechTeam Global, Inc. 2006 Incentive Stock and Awards Plan:

For	Against	Abstain
5,134,416	2,659,344	18,265
ITEM 6 — EXHIBITS
The following exhibits are filed as part of this report on Form 10-Q:

10.30	TechTeam Global, Inc. Non-Employee Directors Equity Fee Guidelines under 2006 Incentive Stock and Awards Plan

10.31	TechTeam Global, Inc. Non-Employee Directors Deferred Compensation Plan

10.32	TechTeam Global, Inc. Compensation Policy for Non-Employee Directors

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechTeam Global, Inc.
(Registrant)

Date: August 9, 2007	By:	/s/ William C. Brown

William C. Brown President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Marc J. Lichtman

Marc J. Lichtman Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)