Form 10-Q
period 2007-09-30
TECHTEAM GLOBAL INC
filed 2007-11-09
CIK 805054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non- accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding at November 1, 2007 was 10,679,892.

TECHTEAM GLOBAL, INC.
FORM 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue
Commercial
IT Outsourcing Services	$25,918	$22,022	$75,271	$63,105
IT Consulting and Systems Integration	6,746	5,603	20,580	17,441
Other Services	5,369	2,260	14,239	7,258

Total Commercial	38,033	29,885	110,090	87,804
Government Technology Services	21,118	12,142	47,798	35,690

Total revenue	59,151	42,027	157,888	123,494

Cost of revenue
Cost of revenue	43,509	31,889	117,061	93,455
Asset impairment loss	—	—	—	580

Total cost of revenue	43,509	31,889	117,061	94,035

Gross profit	15,642	10,138	40,827	29,459
Selling, general and administrative expense	11,916	9,721	33,739	28,872

Operating income	3,726	417	7,088	587
Net interest income (expense)	(413)	205	(183)	525
Foreign currency transaction loss	(20)	(5)	(18)	(104)

Income before income taxes	3,293	617	6,887	1,008
Income tax provision	1,218	236	2,396	365

Income from continuing operations	2,075	381	4,491	643
Loss from discontinued operations, net of tax	—	(11)	—	(11)

Net income	$2,075	$370	$4,491	$632

Basic earnings per common share
Income from continuing operations	$0.20	$0.04	$0.43	$0.06
Income from discontinued operations	—	—	—	—

Total basic earnings per common share	$0.20	$0.04	$0.43	$0.06

Diluted earnings per common share
Income from continuing operations	$0.20	$0.04	$0.43	$0.06
Income from discontinued operations	—	—	—	—

Total diluted earnings per common share	$0.20	$0.04	$0.43	$0.06

Weighted average number of common shares and common share equivalents outstanding
Basic	10,363	10,193	10,331	10,041
Diluted	10,519	10,242	10,518	10,217
See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,054	$30,082
Accounts receivable (less allowance of $673 at September 30, 2007 and $466 at December 31, 2006)	60,909	41,189
Prepaid expenses and other current assets	5,396	5,096

Total current assets	81,359	76,367

Property, equipment and software, net	9,985	9,117
Goodwill and other intangible assets, net	76,676	31,703
Other assets	495	743

Total assets	$168,515	$117,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$5,913	$—
Accounts payable	10,946	8,350
Accrued payroll and related taxes	13,673	9,512
Accrued expenses	8,682	7,102
Other current liabilities	1,518	1,232

Total current liabilities	40,732	26,196

Long-term liabilities
Long-term debt, less current portion	30,467	3,174
Deferred income taxes	2,078	1,690
Other long-term liabilities	937	562

Total long-term liabilities	33,482	5,426

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 10,672,292 and 10,385,993 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	107	104
Additional paid-in capital	74,235	71,672
Retained earnings	16,586	12,095
Accumulated other comprehensive income	3,373	2,437

Total shareholders’ equity	94,301	86,308

Total liabilities and shareholders’ equity	$168,515	$117,930

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net income	$4,491	$632
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,974	3,773
Asset impairment loss	—	580
Non-cash expense related to stock-based compensation	1,024	385
Other	87	160
Changes in current assets and liabilities	(9,061)	(6,689)
Changes in long-term assets and liabilities	(419)	(838)
Net operating cash flow from discontinued operations	(3)	66

Net cash provided by (used in) operating activities	1,093	(1,931)

Investing activities
Purchase of property, equipment and software	(2,417)	(3,155)
Cash paid for acquisitions, net of cash acquired	(46,946)	(494)

Net cash used in investing activities	(49,363)	(3,649)

Financing activities
Proceeds from issuance of long-term debt	36,500	—
Proceeds from issuance of common stock	787	2,186
Tax benefit from stock options	102	166
Payments on long-term debt	(4,559)	(5,819)

Net cash provided by (used in) financing activities	32,830	(3,467)

Effect of exchange rate changes on cash and cash equivalents	412	689

Decrease in cash and cash equivalents	(15,028)	(8,358)
Cash and cash equivalents at beginning of period	30,082	34,756

Cash and cash equivalents at end of period	$15,054	$26,398

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. (“TechTeam” or the “Company”) in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Certain reclassifications have been made to the 2006 financial statements in order to conform to the 2007 financial statement presentation. See Note 8 — Segment Reporting for a discussion of reclassifications associated with the Company’s presentation of reportable operating segments.
Note 2 — Comprehensive Income
Comprehensive income is defined as net income and all non-ownership changes in shareholders’ equity. For the Company, comprehensive income consists of net income, the foreign currency translation adjustment for the period and net unrealized loss on derivative instruments. A summary of comprehensive income for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)
Comprehensive Income
Net income	$2,075	$370	$4,491	$632
Other comprehensive income (loss) —
Foreign currency translation adjustment	849	407	1,400	1,638
Unrealized loss on derivative instruments	(298)	—	(464)	—

Comprehensive income	$2,626	$777	$5,427	$2,270

Note 3 — Earnings Per Share
Earnings per share for common stock is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options, unvested restricted stock and shares held in escrow in connection with the Company’s acquisition of RL Phillips, Inc. and TechTeam Akela SRL.
During the three months ended September 30, 2007 and 2006, 400,400 and 832,300 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective period. During the nine months ended September 30, 2007 and 2006, 386,400 and 576,900 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective period.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 4 — Long-Term Debt and Interest Rate Swap Agreements
Long-Term Debt Agreement
On June 1, 2007, the Company entered into a five-year, secured credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as Administrative Agent and participating lender, whereby the Company may borrow up to $40,000,000 for the issuance of letters of credit and loans from participating lenders. On July 3, 2007, LaSalle Bank Midwest, N.A. (“LaSalle Bank”) joined as a participating lender under the Credit Agreement through the assignment of a participation share of $15,000,000, or 37.5%. Borrowings under the Credit Agreement are currently secured by substantially all domestic assets of the Company and 65% of its interests in each of its foreign subsidiaries. The Credit Agreement terminates on May 31, 2012. As of September 30, 2007, the Company has borrowed $36,500,000 under the Credit Agreement to partially finance the acquisitions of NewVectors LLC and RL Phillips, Inc. (see Note 10).
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
Prior to entering into the Credit Agreement, the Company had a $15,000,000 term loan facility and a $5,000,000 revolving line of credit available under its Amended and Restated Business Loan Agreement, dated January 3, 2005, with LaSalle Bank. Subsequent to executing the Credit Agreement with JPMorgan Chase, the Company amended its agreement with LaSalle Bank such that borrowings are no longer permitted under the term loan and line-of-credit facilities; however the agreement allows for the continuation of existing letters of credit. As of September 30, 2007, the Company had outstanding letters of credit of approximately $265,000 under the agreement, which are collateralized by a compensating cash balance. At the time of the amendment, there were no outstanding borrowings under this agreement.
Interest Rate Swap Agreement
On June 4, 2007, the Company entered into an interest rate swap agreement with a notional amount of $30,000,000. Under the swap agreement, the notional amount will be reduced by $625,000 on a monthly basis and will mature on June 3, 2011. The purpose of the interest rate swap, which is designated as a cash flow hedge, is to manage interest costs and the risk associated with variable-rate debt. The Company does not hold or issue derivative instruments for trading purposes. The swap effectively converts a portion of the Company’s variable-rate debt under the Credit Agreement to a fixed rate. Under this agreement, the Company receives a floating rate based on LIBOR and pays a fixed rate of 5.55% on the outstanding notional amount.
For derivatives that have been formally designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded as a component of other comprehensive income. These amounts are reclassified into earnings as interest expense when interest on the underlying borrowings is recognized. For the three and nine months ended September 30, 2007, the Company recorded a loss of approximately $8,000 and $13,000, respectively, as interest expense on the interest rate swap. The Company has recorded a liability of $464,000 for the fair value of the interest rate swap at September 30, 2007, for which the corresponding offset has been recorded as an unrealized loss within other comprehensive income.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 5 — Property, Equipment, and Purchased Software
Long-lived assets are evaluated for impairment when events occur or circumstances indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. When this occurs, an estimate of undiscounted cash flows is used to determine if the remaining balances are recoverable. The Company has attempted to implement certain software over the past several quarters that has not been fully implemented due to problems with the functionality of the software. The Company continues to evaluate the version of the software, the fixes that are being made by the vendor to the software, and other software products of the vendor that could replace the software without additional cost to the Company. Based upon this evaluation, the Company does not believe this asset is impaired; however, it is reasonably possible that management’s estimates regarding the recoverability of assets may change in the near term and that the difference could be material.
In the first quarter of 2006, the Company determined that certain software would no longer be used. Since no future cash flows related to the software asset were expected, an impairment loss of $580,000 was recorded to cost of revenue in the IT Outsourcing Services segment. No impairment loss was recorded for any other period presented.
Note 6 — Stock-Based Compensation
The Company accounts for its stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payment awards to employees and directors based on the estimated fair value of the award. Compensation expense is recognized over the period during which an employee or director is required to provide service in exchange for the award. Stock-based compensation expense recognized in each period is based on the value of the portion of the share-based award that is ultimately expected to vest during the period. The Company’s outstanding stock-based awards consist of stock options and restricted stock.
As of September 30, 2007, the Company has stock options and restricted stock outstanding under three plans — the 2006 Incentive Stock and Awards Plan (“2006 Plan”), the 2004 Incentive Stock and Awards Plan (“2004 Plan”) and the 1990 Nonqualified Stock Option Plan (“1990 Plan”). Stock-based awards may no longer be granted under either the 2004 Plan or the 1990 Plan.
Under the 2006 Plan, the Compensation Committee of the Board of Directors may issue stock options, performance stock and restricted stock to employees, non-employee directors of the Company’s Board and consultants representing up to 2,300,000 shares of the Company’s common stock. In addition, non-employee directors receive up to 100 shares of common stock for attendance at each Board meeting and are required to receive a portion of their cash compensation from serving as a director in shares of common stock, and such shares are funded by the 2006 Plan.
Stock Options
Under the 2006 Plan, stock options may be granted with terms up to ten years and must have an exercise price that is equal to or greater than the fair market value of the Company’s common stock on the date of the grant. Options outstanding under the 2004 Plan have expiration terms of ten years and become exercisable ratably over periods ranging from zero to four years. Options outstanding under the 1990 Plan have expiration terms ranging from four to six years and become exercisable ratably over periods ranging from three to five years.
The Company recorded compensation expense totaling $146,000 and $130,000 related to outstanding options during the three months ended September 30, 2007 and 2006, respectively, and recorded compensation expense totaling $614,000 and $333,000 during the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, unrecognized compensation cost related to stock options totaled $1,390,000, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 6 — Stock-Based Compensation (continued)
Compensation expense reported above includes the expense associated with 110,000 stock options that were granted to directors on June 23, 2006, and approved by shareholders on May 16, 2007. This award was accounted for as a liability award under a share-based payment arrangement and, therefore, the fair value of the award was remeasured at each reporting date until the date of settlement on May 16, 2007, when the final amount of compensation expense was measured. For the nine months ended September 30, 2007, the Company recorded approximately $366,000 of compensation expense for this stock option award. No compensation expense was recorded for this award during the three months ended September 30, 2007, as the stock options became fully vested on June 23, 2007. The Company recorded approximately $90,000 of compensation expense related to this award for the three and nine months ended September 30, 2006.
The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes valuation model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option term and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the option.
The following weighted average assumptions were used to estimate the fair value of options granted for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
Expected dividend yield	0.0%	0.0%
Volatility	35%	42%
Risk free interest rate	4.5% – 5.0%	4.4% – 4.7%
Expected term (in years)	3.0	3.0
The following table summarizes the Company’s activities with respect to its stock option plans for the nine months ended September 30, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
Stock Options	Shares	Share	Term	Value
Outstanding at January 1, 2007	933,967	$9.71
Granted	494,000	$12.11
Exercised	(97,667)	$8.02
Canceled	(143,100)	$10.38

Outstanding at September 30, 2007	1,187,200	$10.77	8.4 Years	$1,774,128

Vested and expected to vest in the future at September 30, 2007	1,187,200	$10.77	8.4 Years	$1,774,128

Exercisable at September 30, 2007	764,800	$9.65	7.5 Years	$1,745,748

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 6 — Stock-Based Compensation (continued)
The weighted average grant-date fair value of options granted under all plans was $3.21 during the three months ended September 30, 2007. No options were granted during the three months ended September 30, 2006. The weighted average grant-date fair value of options granted under all plans was $4.24 and $3.21 during the nine months ended September 30, 2007 and 2006, respectively. The total intrinsic value for options exercised under all plans was $137,000 and $53,000 during the three months ended September 30, 2007 and 2006, respectively. The total intrinsic value for options exercised under all plans was $399,000 and $1,185,000 during the nine months ended September 30, 2007 and 2006, respectively. The intrinsic values were determined as of the date of exercise.
Cash received from option exercises under all plans was $190,000 and $259,000 for the three months ended September 30, 2007 and 2006, respectively. Cash received from option exercises under all plans was $783,000 and $2,186,000 for the nine months ended September 30, 2007 and 2006, respectively. The actual tax benefit realized related to tax deductions from option exercises under all plans totaled approximately $45,000 and $12,000 for the three months ended September 30, 2007 and 2006, respectively. The actual tax benefit realized related to tax deductions from option exercises under all plans totaled approximately $102,000 and $83,000 for the nine months ended September 30, 2007 and 2006, respectively.
Restricted Common Stock
General
The Company currently is authorized to grant shares of restricted stock under the 2006 Plan whereby the Compensation Committee of the Board of Directors may issue performance stock and restricted stock to employees, directors and consultants representing up to 800,000 shares of the Company’s common stock. Performance stock and restricted stock awards may be granted subject to such terms and conditions as the Compensation Committee deems appropriate, including a condition that one or more performance goals be achieved for the participant to realize all or a portion of the award. As a result of the adoption of the 2006 Plan in May 2007, restricted stock may no longer be granted under the 2004 Plan.
The Company issued 700 and 130,915 shares of restricted stock to employees and directors under the 2006 Plan during the three and nine months ended September 30, 2007, respectively. No shares of restricted stock were issued for the three months ended September 30, 2006. The Company issued 4,000 shares of restricted stock under the 2004 Plan during the nine months ended September 30, 2006. No performance stock was granted during any period presented.
Executive Long-Term Incentive Plan
In January 2004, the Board of Directors approved the Executive Long-Term Incentive Plan (“Long-Term Incentive Plan”), in which awards may be issued under: (1) a restricted stock program that focuses on retaining high performing executives over a longer period of time, (2) a performance stock program that focuses on rewarding extraordinary performing executives and (3) a non-qualified stock option program that focuses on the long-term retention of key executives. Prior to the approval of the 2006 Plan, the awards under these programs were administered in conjunction with the 2004 Plan whereby shares available for issuance were funded by the shares available for issuance under the 2004 Plan. With the approval of the 2006 Plan, the Long-Term Incentive Plan will now be administered and funded by the shares available for issuance under the 2006 Plan. Under the Long-Term Incentive Plan, certain members of management are entitled to an award of restricted stock equal to a percentage of the participant’s salary if certain operating targets are met on a rolling three-year basis.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 6 — Stock-Based Compensation (continued)
During January 2007, the Long-Term Incentive Plan was modified to change the vesting period of existing and future restricted stock grants such that restricted grants will vest ratably over four years. Previously, restricted stock grants became 100% vested at the end of five years from the date of grant (cliff vesting). Grants awarded on March 15, 2005, were modified to vest ratably over the four-year period from January 1, 2007, through January 1, 2011, and grants awarded on March 15, 2006, were modified to vest ratably over the four-year period from January 1, 2008, through January 1, 2012.
The Company granted 13,568 and 42,306 shares of restricted stock to certain employees under the Long-Term Incentive Plan during the nine months ended September 30, 2007 and 2006, respectively, for performance during the years ended December 31, 2006 and 2005. No shares of restricted stock were issued under the Long-Term Incentive Plan during the three months ended September 30, 2007 and 2006.
Compensation expense related to all restricted stock under all plans is recorded on a straight-line basis over the vesting period. The Company recorded compensation expense totaling $165,000 and $42,000 related to outstanding shares of restricted stock under all plans for the three months ended September 30, 2007 and 2006, respectively, and recorded compensation expense totaling $301,000 and $123,000 for the nine months ended September 30, 2007 and 2006, respectively. The weighted average grant-date fair value of restricted stock granted under all plans was $12.00 and $7.99 for the three months ended September 30, 2007 and 2006, respectively. The weighted average grant-date fair value of restricted stock granted under all plans was $12.95 and $10.11 for the nine months ended September 30, 2007 and 2006, respectively. The fair value of restricted stock awards granted under all plans was determined based on the closing trading price of the Company’s common stock on the grant date.
At September 30, 2007 and 2006, there was approximately $2,300,000 and $625,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted stock. Unrecognized compensation expense at September 30, 2007, is expected to be recognized over a weighted average period of 3.4 years.
The following table summarizes the Company’s activities with respect to its nonvested restricted stock activity for the nine months ended September 30, 2007:

		Weighted
		Average
	Number of	Grant-Date
Nonvested Restricted Shares	Shares	Fair Value
Nonvested at January 1, 2007	96,220	$10.50
Granted	144,483	$12.95
Vested	(7,500)	$10.17
Forfeited	(11,500)	$8.88

Nonvested at September 30, 2007	221,703	$12.19

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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 7 — Income Taxes (continued)
At September 30, 2007, the Company had an unrecognized tax benefit of approximately $26,000, which did not change during the three months ended September 30, 2007. The Company recognizes accrued interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties as a component of selling, general and administrative expense. During the three and nine months ended September 30, 2007 and 2006, interest and penalties recognized in the financial statements are not material. Accrued interest and penalties are not significant at September 30, 2007.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2004 U.S. federal income tax return in the first quarter of 2007, which is expected to be completed by the end of 2007. The following table summarizes tax years that remain subject to examination by major tax jurisdictions:

Major Jurisdiction	Open Years
U.S. Federal income taxes	2003 through 2006
U.S. State income taxes	2002 through 2006
Foreign income taxes	2000 through 2006
For the three months ended September 30, 2007, the consolidated effective tax rate of 37.0% differs from the statutory tax rate of 34% primarily due to a change in estimate regarding the Company’s estimated annual tax rate for 2007 resulting from an unfavorable change in the expected utilization of foreign tax loss carryforwards. For the three months ended September 30, 2006, the consolidated effective tax rate of 38.2% differs from the statutory tax rate of 34% primarily due to state income taxes, nondeductible expenses and an unfavorable change in the expected utilization of foreign tax loss carryforwards that resulted in an adjustment to the expected tax rate for the year.
For the nine months ended September 30, 2007, the consolidated effective tax rate of 34.8% differs from the statutory tax rate of 34% primarily due to state income taxes and nondeductible expenses, which are partially offset by the tax benefit of tax rates in certain foreign countries that are lower than 34%. For the nine months ended September 30, 2006, the consolidated effective tax rate of 36.2% differs from the statutory tax rate of 34% primarily due to state income taxes and nondeductible expenses.
No provision has been made with respect to approximately $12,738,000 of undistributed earnings of foreign subsidiaries at September 30, 2007, since these earnings are considered to be permanently reinvested.
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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 8 — Segment Reporting (continued)
The accounting policies of the operating segments are the same as those described in Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and herein. The Company evaluates segment performance based on segment gross profit. We do not allocate assets to operating segments, but we allocate certain amounts of depreciation and amortization expense to operating segments.
During the fourth quarter of 2006, the Company combined two operating segments — Technical Staffing and Learning Services — into one operating segment called Other Services since these segments represent less than 10% of the Company’s total revenue. During the fourth quarter of 2006, the Company also reclassified certain projects between the Company’s three main service lines — IT Outsourcing Services, Government Technology Services and IT Consulting and Systems Integration — which allows the Company to track business unit operating results more appropriately and to report results consistent with how the services are managed. Prior year results have been reclassified to be consistent with the current presentation.
Financial information for the Company’s operating segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)
Revenue
Commercial
IT Outsourcing Services	$25,918	$22,022	$75,271	$63,105
IT Consulting and Systems Integration	6,746	5,603	20,580	17,441
Other Services	5,369	2,260	14,239	7,258

Total Commercial	38,033	29,885	110,090	87,804
Government Technology Services	21,118	12,142	47,798	35,690

Total revenue	$59,151	$42,027	$157,888	$123,494

Gross Profit
Commercial
IT Outsourcing Services	$6,807	$5,436	$19,264	$15,106
Asset Impairment Loss	—	—	—	(580)

Total IT Outsourcing Services	6,807	5,436	19,264	14,526
IT Consulting and Systems Integration	1,535	1,249	4,711	4,222
Other Services	1,371	337	3,658	1,321

Total Commercial	9,713	7,022	27,633	20,069
Government Technology Services	5,929	3,116	13,194	9,390

Total gross profit	15,642	10,138	40,827	29,459
Other operating expenses	(11,916)	(9,721)	(33,739)	(28,872)
Net interest income (expense)	(413)	205	(183)	525
Foreign currency transaction loss	(20)	(5)	(18)	(104)

Income before income taxes	$3,293	$617	$6,887	$1,008

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 8 — Segment Reporting (continued)
Revenue from customers, or groups of customers under common control, that comprise 10% or greater of the Company’s total revenue in any period presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
U.S. Federal Government	32.2%	25.9%	26.3%	25.5%
Ford Motor Company	17.9%	26.0%	21.0%	26.7%

Total	50.1%	51.9%	47.3%	52.2%

The Company conducts business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the U.S. Federal Government. For the three and nine months ended September 30, 2007 and September 30, 2006, no single agency or department of the U.S. Federal Government comprised 10% or greater of the Company’s total revenue.
The Company attributes revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue by geographic area is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)
Revenue
United States	$38,313	$27,916	$97,931	$82,814
Europe:
Belgium	10,816	9,347	32,232	27,214
Sweden	4,135	1,378	12,101	4,167
Other	5,887	3,386	15,624	9,299

Total Europe	20,838	14,111	59,957	40,680

Total revenue	$59,151	$42,027	$157,888	$123,494

Note 9 — Contingencies
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 10 — Acquisitions
RL Phillips, Inc.
On August 31, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Government Solutions, Inc., completed the acquisition of all of the outstanding common stock of RL Phillips, Inc. (“RL Phillips”), a provider of information technology, network engineering and information assurance services to both government and commercial entities. The total purchase price of approximately $2,150,000 consists of initial cash consideration paid by the Company of $1,750,000, shares of TechTeam common stock equal to $300,000 and a future cash payment of $100,000.
All of the stock consideration was placed into escrow to the extent it is necessary to reimburse the Company for any claims for indemnity or breach of representations and warranties. The future payment of $100,000 in cash can also be used to offset any claims. The future cash payment is due in $50,000 installments on the first and second anniversary date of the acquisition. The stock consideration of $300,000 will be released from escrow on September 30, 2010. The acquisition is accounted for as a non-taxable transaction; therefore, the Company will not be entitled to a tax deduction for the amortization of goodwill and other intangible assets for tax purposes.
NewVectors LLC
On May 31, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Government Solutions, Inc., completed the acquisition of all of the outstanding membership interest in NewVectors LLC (“NewVectors”), a provider of business transformation, logistics modernization, and modeling and simulation services primarily to the Department of Defense. The purchase price totaled approximately $40,586,000 and includes acquisition costs of $274,000. Of the total purchase price, $4,000,000 was placed into escrow for a period of one year after closing to reimburse the Company for any claims for indemnity or breach of representation and warranties.
The acquisition is being accounted for as a taxable transaction; therefore, the Company is entitled to a tax deduction for the amortization of goodwill and other intangible assets for tax purposes over a period of 15 years. Since goodwill is not amortized for financial reporting purposes, the tax benefit from the goodwill amortization for tax purposes will be recorded first as a reduction of goodwill, second as a reduction of other non-current intangible assets if there is no goodwill, and third as a reduction of income tax expense if there are no non-current intangible assets.
SQM Sverige AB
On February 9, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Global AB, completed the acquisition of all of the outstanding stock of SQM Sverige AB (“SQM”), a provider of technical staffing solutions, IT infrastructure support solutions and management consulting related to corporate IT support operations headquartered in Stockholm, Sweden. The purchase price totaled SEK 37,032,000 ($5,300,000) and includes acquisition costs of $210,000. In addition, the selling shareholders will be paid an additional amount of SEK 4,200,000 ($600,000) if SQM reaches a revenue target of SEK 93,500,000 ($13,400,000) in 2007. Of the total purchase price, SEK 5,700,000 ($800,000) was placed into escrow for a period of one year after closing to reimburse the Company for any claims for indemnity or breach of representations and warranties. The acquisition is accounted for as a non-taxable transaction; therefore, the Company will not be entitled to a tax deduction for the amortization of goodwill and other intangible assets for tax purposes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 10 — Acquisitions (continued)
Summary of Purchase Price
The following table summarizes the allocation of the cumulative purchase price and net cash used for the acquisitions of RL Phillips, NewVectors and SQM through September 30, 2007. The allocation of the purchase price is an estimate and may change in future periods based on the final valuation of long-lived assets for all acquisitions. The operating results of RL Phillips, NewVectors and SQM are included in the consolidated results of operations of the Company from their respective acquisition dates.

	RL Phillips	NewVectors	SQM
	(In thousands)
Goodwill and other intangible assets	$1,883	$38,814	$6,655
Property, equipment and software	—	386	86
Other current and non-current assets, net of cash acquired	993	7,458	2,232
Accounts payable and other liabilities assumed	(826)	(6,095)	(4,531)
Issuance of equity instruments	(300)	—	—

Net cash used	$1,750	$40,563	$4,442

Pro Forma Results of Operations
The unaudited pro forma condensed combined results of operations are presented below as though NewVectors had been acquired on January 1, 2006. The pro forma condensed combined results of operations for RL Phillips and SQM are not materially different than reported results and are not presented.

	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended
	September 30	September 30,	September 30,
	2007	2006	2006
	(In thousands, except per share data)
Revenue
As reported	$157,888	$42,027	$123,494
Pro forma	$172,019	$50,056	$148,608
Net income
As reported	$4,491	$370	$632
Pro forma	$4,956	$385	$329
Diluted earnings per common share
As reported	$0.43	$0.04	$0.06
Pro forma	$0.47	$0.04	$0.03
Note 11 — Subsequent Event
On November 7, 2007, the Company announced the mutual decision between William C. (Chris) Brown, the Company’s President and Chief Executive Officer, and the Company’s Board of Directors that Mr. Brown’s employment contract would not be renewed upon its completion on February 15, 2009. In connection therewith, the Board of Directors initiated a succession plan to select a new President and Chief Executive Officer and commenced an executive search for Mr. Brown’s successor. Until a new President and Chief Executive Officer begins employment with the Company, Mr. Brown will remain TechTeam’s President and Chief Executive Officer.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 11 — Subsequent Event (continued)
On the date that a new Chief Executive Officer becomes an employee of the Company, Mr. Brown will resign as President and Chief Executive Officer and will remain an employee of the Company with appropriate duties as may be assigned to him including, but not limited to, customer acquisition strategy and solution assessments, business unit project reviews and recommendations, executive personnel assessments and general consultative initiatives.
In connection therewith, on November 2, 2007, the Company amended Mr. Brown’s Employment and Noncompetition Agreement to provide, among other things, that (1) all unvested stock-based awards then outstanding shall become immediately vested on the date of resignation as President and Chief Executive Officer, (2) Mr. Brown will have until February 15, 2010, to exercise any outstanding stock options, and (3) Mr. Brown will be paid a bonus for fiscal 2008 of not less than $75,000. The modification of the stock-based awards to accelerate vesting and extend the period in which stock options may be exercised is triggered at the time of Mr. Brown’s resignation. On the date of resignation, the Company anticipates recording compensation expense associated with the stock-based awards that will likely result in a reduction in earnings per share of approximately $0.02-$0.03.

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
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
TechTeam Global, Inc. (“TechTeam,” the “Company” or “we”) is a global provider of information technology (“IT”), enterprise support and business process outsourcing services. Our customers consist of Fortune 1000 companies as well as small and medium-sized companies, government entities, multinational companies, and product and service providers. We currently operate in the United States and in seven countries across Europe.
Over the past year and a half, we have focused on restoring the Company’s strong growth and profitability. Our efforts have included, among other things, pursuing an aggressive growth strategy, improving our overall execution in areas such as service delivery and new business acquisition, and instilling a greater sense of discipline and accountability throughout the organization. These initiatives enabled the Company to report record earnings of $0.20 per diluted share in the third quarter and also report record revenue for the fourth consecutive quarter of $59.2 million. Revenue grew by almost 41% over the third quarter of 2006 from a combination of growth through acquisitions and 12.7% growth in the base business.
Revenue from our commercial business grew over 27% over 2006, 16.4% excluding acquisitions, led by over 17% growth in IT Outsourcing Services. We are extending our global reach in our commercial business by expanding into important, targeted geographies, and by leveraging the strong relationships that we have with current clients to provide services to them across geographies and in new markets. We entered 2007 with one global customer (defined as a customer that receives services from more than one major geography) and anticipate exiting 2007 with four global customers. We also began providing support services in two new countries in 2007 — Poland and Switzerland — and our channel partner strategy continues to develop. For example, TechTeam Global NV/SA, the Company’s Belgian subsidiary, has recently been selected for the third time to provide service desk services as a subcontractor of a major European telecommunications provider. Also, after a thorough evaluation process, the Company’s Belgian subsidiary has been selected, and has executed a master services agreement, to be one of four preferred providers of service desk services in Europe to the customers of a major, U.S.-based manufacturer of computer equipment. While there is no immediate work or revenue attributable to the master services agreement, and the Company will need to win a competitive bid process to secure work under it, we anticipate that this relationship could develop into a significant new channel partner. Finally, we are working to accelerate the rollout of higher value-added services, through internal development efforts and targeted acquisitions, which will provide opportunities for TechTeam to expand its value proposition and create enhanced growth opportunities. We have made and will continue to make investments in this area and believe we have created a solid foundation from which to support future growth.
As noted, we are also focusing on improving our service delivery execution and, consequently, the profitability of our projects. Third quarter gross margin in our commercial business improved to 25.5% in the third quarter of 2007 from 23.5% in 2006. On a year-to-date basis, commercial gross margin improved to 25.1% from 22.9%. Gross margins were positively affected by a number of factors, including efforts to improve performance across several accounts.
Revenue from our government business grew almost 74% over 2006 primarily due to our acquisition of NewVectors LLC (“NewVectors”) on May 31, 2007, and RL Phillips, Inc. (“RL Phillips”) on August 31, 2007. We made significant progress toward enhancing our competitiveness on larger opportunities by adding greater breadth and scale to our government operations and broadening our capabilities in this market. NewVectors broadens and deepens our Department of Defense footprint, while adding an enhanced skill set, particularly around logistics modernization, modeling and simulation, and business transformation, and RL Phillips adds primarily information assurance services. We believe that we are now more capable of effectively competing for larger contracts with this strengthened value proposition for our customers.
While the results of our Government business improved in 2007, they have been negatively impacted by the difficult government contracting environment created by the continuing resolution enacted by the U.S. Federal Government in 2006 and the disputes over supplemental appropriations bill for the conflicts in Iraq and Afghanistan. As a result of this environment many customers have delayed procurement actions. As such, we have witnessed many business opportunities become delayed resulting in delays in our expected new business development.
We have seen improvement in the Company’s overall results from our efforts, and we continue to put forth substantial efforts to implement better process, technologies and discipline across the organization. As we pursue our growth strategy, we will continue to make appropriate investments in our business that yield favorable returns. We will have to make continued improvements in our support functions and infrastructure to help us keep pace with our growth.
Recent Development
On November 7, 2007, the Company announced the mutual decision between William C. (Chris) Brown, the Company’s President and Chief Executive Officer, and the Company’s Board of Directors that Mr. Brown’s employment contract would not be renewed upon its completion on February 15, 2009. In connection therewith, the Board of Directors initiated a succession plan to select a new President and Chief Executive Officer and commenced an executive search for Mr. Brown’s successor. Until a new President and Chief Executive Officer begins employment with the Company, Mr. Brown will remain TechTeam’s President and Chief Executive Officer. On the date that a new Chief Executive Officer becomes an employee of the Company, Mr. Brown will resign as President and Chief Executive Officer and will remain an employee of the Company with appropriate duties as may be assigned to him including, but not limited to, customer acquisition strategy and solution assessments, business unit project reviews and recommendations, executive personnel assessments and general consultative initiatives.
In connection therewith, on November 2, 2007, the Company amended Mr. Brown’s Employment and Noncompetition Agreement to provide, among other things, that (1) all unvested stock-based awards then outstanding shall become immediately vested on the date of resignation as President and Chief Executive Officer, (2) Mr. Brown will have until February 15, 2010, to exercise any outstanding stock options, and (3) Mr. Brown will be paid a bonus for fiscal 2008 of not less than $75,000. The modification of the stock-based awards to accelerate vesting and extend the period in which stock options may be exercised is triggered at the time of Mr. Brown’s resignation. On the date of resignation, the Company anticipates recording compensation expense associated with the stock-based awards that will likely result in a reduction in earnings per share of approximately $0.02-$0.03.

Results of Operations
Three Months Ended September 30, 2007 Compared to September 30, 2006
Our business consists of two main components — our Commercial Business and our Government Business. Together, our IT Outsourcing Services segment, IT Consulting and Systems Integration segment and Other Services segment comprise our Commercial Business. Our Government Technology Services segment comprises our Government Business. In addition to managing our business by service line, we also manage our business by geographic markets — the Americas (defined as North America excluding our government-based subsidiaries), Europe and Government Solutions (defined as our government-based subsidiaries). Together, the Americas and Europe comprise our Commercial Business.
During the fourth quarter of 2006, we combined two operating segments — Technical Staffing and Learning Services — into one operating segment called Other Services since these segments represent less than 10% of our total revenue. During the fourth quarter of 2006, we also reclassified certain projects between our three main service lines — IT Outsourcing Services, Government Technology Services and IT Consulting and Systems Integration — which allows us to track business unit operating results more appropriately and to report results consistent with how the services are managed. Prior year amounts have been reclassified to be consistent with the current year presentation.
Revenue

	Quarter Ended September 30,		Increase	%
	2007	2006	(Decrease)	Change
		(In thousands, except percentages)
Revenue
Commercial —
IT Outsourcing Services	$25,918	$22,022	$3,896	17.7%
IT Consulting and Systems Integration	6,746	5,603	1,143	20.4%
Other Services	5,369	2,260	3,109	138%

Total Commercial	38,033	29,885	8,148	27.3%
Government Technology Services	21,118	12,142	8,976	73.9%

Total revenue	$59,151	$42,027	$17,124	40.7%

Year-over-year revenue for the third quarter increased 40.7% to $59.2 million from a combination of growth from acquisitions and “organic” growth in our base business across all service lines. Growth in our commercial business was led by new business from IT Outsourcing Services and our acquisition of SQM Sverige AB (“SQM”) on February 9, 2007. Our commercial revenue was also positively affected by approximately $1.4 million from the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business. Growth in our government business was principally due to our acquisitions of NewVectors on May 31, 2007, and RL Phillips on August 31, 2007. Excluding revenue contributed by the three acquisitions completed in 2007, total Company revenue increased 12.7% to $47.3 million.
IT Outsourcing Services
Revenue from IT Outsourcing Services increased 17.7% to $25.9 million for the third quarter of 2007, from $22.0 million for the comparable period in 2006, as a result of revenue growth of 9.7% in the Americas and 25.5% in Europe driven primarily by new customer contracts and the weakening of the U.S. dollar. Revenue in Europe was positively affected by approximately $1.2 million from the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business.

Ford Motor Company (“Ford”) is the Company’s largest commercial customer. IT Outsourcing Services revenue generated from Ford globally decreased 4.8% to $8.6 million for the third quarter of 2007, from $9.0 million for the comparable period in 2006. Revenue from Ford declined in the Americas and Sweden while revenue increased in Germany and the United Kingdom. Please refer to our discussion of Ford in the “Impact of Business with Major Clients” section of MD&A.
IT Consulting and Systems Integration
Revenue from IT Consulting and Systems Integration increased 20.4% to $6.7 million for the third quarter of 2007, from $5.6 million for the comparable period in 2006. We experienced an increase in revenue in Europe of $1.5 million, or 62.6%, driven by new customer growth at TechTeam Akela and, to a lesser extent, the acquisition of SQM. The increase in revenue in Europe was partially offset by a decline in revenue in the Americas of 12.2% primarily from the wind-down of certain systems implementation and training projects at TechTeam Cyntergy. Excluding revenue from the acquisition of SQM, revenue from IT Consulting and Systems Integration in Europe increased 49.1% to $3.6 million, and revenue globally increased 14.5% to $6.4 million.
Government Technology Services
Revenue from Government Technology Services increased 73.9% to $21.1 million for the third quarter of 2007, from $12.1 million for the comparable period in 2006, principally due to our acquisition of NewVectors and, to a lesser extent, our acquisition of RL Phillips and organic growth. Excluding revenue from NewVectors and RL Phillips, revenue increased 1.0% to $12.3 million. As discussed in the second quarter, our Government business continues to be adversely affected by the difficult government contracting environment created by the “continuing resolution” funding the civilian agencies enacted by the U.S. Federal Government for fiscal 2007 and the uncertainty in funding caused by the war in Iraq. As the U.S. Congress and the President debate the war effort and the funding necessary to support this effort, it creates uncertainty for our Department of Defense customers as they contemplate the need to reallocate funds to support the war effort. This manifested itself during the second quarter of 2007 when the supplemental war funding bill was passed later than anticipated. It continues to reemerge as an issue as the U.S. Congress and the President’s administration work toward passing the 2008 Defense Appropriations bill. The combination of a slow down in Department of Defense spending and the continuing resolution is making business development in the government contracting market slow and unpredictable. When the U.S. Federal Government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect our revenue, profit and cash flow during the period of delay. Please refer to our discussion of the U.S. Federal Government in the “Impact of Business with Major Clients” section of MD&A.

Gross Profit and Gross Margin

	Quarter Ended September 30,
	2007		2006
		Gross		Gross	Increase	%
	Amount	Margin %	Amount	Margin %	(Decrease)	Change
		(In thousands, except percentages)
Gross Profit
Commercial —
IT Outsourcing Services	$6,807	26.3%	$5,436	24.7%	$1,371	25.2%
IT Consulting and Systems Integration	1,535	22.8%	1,249	22.3%	286	22.9%
Other Services	1,371	25.5%	337	14.9%	1,034	307%

Total Commercial	9,713	25.5%	7,022	23.5%	2,691	38.3%
Government Technology Services	5,929	28.1%	3,116	25.7%	2,813	90.3%

Total gross profit	$15,642	26.4%	$10,138	24.1%	$5,504	54.3%

Consistent with revenue, the 54.3% increase in gross profit to $15.6 million is attributable to a combination of growth from acquisitions and organic growth in our base business, but also gross margin improvement across all service lines. Gross profit growth and gross margin improvement in our commercial business was led by IT Outsourcing Services and our acquisition of SQM. Gross profit growth and gross margin improvement in our government business was principally due to our acquisition of NewVectors. Excluding gross profit contributed by the three acquisitions completed in 2007, total Company gross profit increased 17.2% to $11.9 million and gross margin improved to 25.1%.
IT Outsourcing Services
Gross profit from IT Outsourcing Services increased 25.2% to $6.8 million for the third quarter of 2007, from $5.4 million for the comparable period in 2006, and gross margin increased to 26.3% from 24.7%. The gross margin improvement primarily occurred in the Americas and included improved performance on two specific accounts that impaired the America’s gross margin while they were ramping up during 2006. The gross margin improvement in the Americas was partially offset by a decline in gross margin in Europe due to a contract renegotiation with a customer during the first quarter of 2007, which resulted in new pricing, and the need to increase staff on certain projects in order to meet agreed-upon service levels.
IT Consulting and Systems Integration
Gross profit from IT Consulting and Systems Integration increased 22.9% to $1.5 million for the third quarter of 2007, from $1.2 million for the comparable period in 2006, driven by new customer growth at TechTeam Akela and, to a lesser extent, the acquisition of SQM. Gross margin improved slightly to 22.8% from 22.3% as gross margin in both the Americas and Europe remained relatively consistent with 2006.
Government Technology Services
Gross profit from our Government Technology Services segment increased 90.3% to $5.9 million for the third quarter of 2007, from $3.1 million for the comparable period in 2006, and gross margin increased to 28.1% from 25.7%. The increase in gross profit and gross margin is principally due to our acquisition of NewVectors. Excluding gross profit from NewVectors and RL Phillips, gross profit decreased 2.7% to $3.0 million and gross margin declined to 24.7%. The decline in gross margin from 2006 is due to various factors that include hiring additional personnel to support our operations, increasing employee benefits to ensure that we remain competitive in the workplace for attracting the best employees, and resale items in 2007 that produced minimal profit. The resale items in 2007 reduced gross margin by approximately 60-80 basis points. Moreover, our Government business continues to be adversely affected by the difficult government contracting environment discussed earlier in this MD&A. Please refer to our discussion of the U.S. Federal Government in the “Impact of Business with Major Clients” section of MD&A.

Geographic Market Discussion

	Quarter Ended September 30,		Increase	%
	2007	2006	(Decrease)	Change
	(In thousands)
Revenue
Commercial —
Americas	$17,195	$15,774	$1,421	9.0%
Europe	20,838	14,111	6,727	47.7%

Total Commercial	38,033	29,885	8,148	27.3%
Government	21,118	12,142	8,976	73.9%

Total revenue	$59,151	$42,027	$17,124	40.7%

Gross Margin
Commercial —
Americas	26.0%	21.1%
Europe	25.1%	26.2%

Total Commercial	25.5%	23.5%
Government	28.1%	25.7%

Total Gross Margin	26.4%	24.1%

Americas
Revenue generated in the Americas increased 9.0% to $17.2 million for the third quarter of 2007, from $15.8 million for the comparable period in 2006, led by 9.7% revenue growth from IT Outsourcing Services from new customer contracts. In addition, revenue from our Other Services segment in the Americas increased 43.4% from a new customer contract while revenue from IT Consulting and Systems Integration decreased 12.2% primarily from the wind-down of certain systems implementation and training projects at TechTeam Cyntergy.
Gross margin from the Americas increased to 26.0% for the third quarter of 2007, from 21.1% for the comparable period in 2006, due to improved gross margin across all service lines, particularly from IT Outsourcing Services that includes improved performance on two specific accounts that impaired gross margin while they were ramping up during 2006.
Europe
Revenue generated in Europe increased 47.7% to $20.8 million for the third quarter of 2007, from $14.1 million for the comparable period in 2006, due to revenue growth across all service lines primarily from new customers and our acquisition of SQM. Revenue in Europe also was positively affected by approximately $1.4 million due to the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business. Since most of our international operating expenses are incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on operating margins is not significant. Excluding the acquisition of SQM, revenue in Europe increased 26.8% to $17.9 million.
Gross margin from Europe decreased to 25.1% for the third quarter of 2007, from 26.2% for the comparable period in 2006, primarily due to our IT Outsourcing Services segment, in which a contract renegotiation with a customer during the first quarter of 2007 resulted in new pricing, and our need to increase staff on certain projects in order to meet agreed-upon service levels.

Operating Expenses and Other

	Quarter Ended September 30,		Increase	%
	2007	2006	(Decrease)	Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general and administrative expense	$11,916	$9,721	$2,195	22.6%
Net interest income (expense)	$(413)	$205	$(618)	NM	%
Foreign currency transaction loss	$(20)	$(5)	$(15)	300%
Income tax provision	$1,218	$236	$982	NM	%
Selling, general and administrative (“SG&A”) expense increased 22.6% to $11.9 million for the third quarter of 2007, from $9.7 million for the comparable period in 2006; however, SG&A expense as a percentage of total revenue declined to 20.1% of total revenue from 23.1% of total revenue. SG&A expense in 2007 includes the impact from acquisitions, and SG&A expense in 2006 includes professional fees and a settlement charge totaling $650,000 related to claims filed against the Company by former officers. Excluding acquisitions completed in 2007 and the aforementioned professional fees and settlement expenses in 2006, SG&A expense was $9.8 million, or 20.7% of revenue, for the third quarter of 2007, as compared to $9.1 million, or 21.6% of revenue, in 2006. SG&A expense increased year-over-year as we are making investments to support our growth and global expansion and enhance our value-added service capabilities. SG&A also increased due to the weakening of the U.S. dollar from the third quarter of 2006.
We incurred net interest expense of $413,000 for the third quarter of 2007 compared to net interest income of $205,000 for the same period in 2006. The increase in net interest expense in 2007 is primarily due to interest expense on long-term debt issued in connection with the acquisition of NewVectors and RL Phillips.
The consolidated effective tax rate of 37.0% for the third quarter of 2007 differs from the statutory tax rate of 34% primarily due to a change in estimate regarding the Company’s estimated annual tax rate for 2007 resulting from an unfavorable change in the expected utilization of foreign tax loss carryforwards. The consolidated effective tax rate of 38.2% for the third quarter of 2006 differs from the statutory tax rate of 34% primarily due to state income taxes, nondeductible expenses and an unfavorable change in the expected utilization of foreign tax loss carryforwards that resulted in an adjustment to the expected tax rate for the year.

Results of Operations
Nine Months Ended September 30, 2007 Compared to September 30, 2006
Revenue

	Nine Months Ended
	September 30,		Increase	%
	2007	2006	(Decrease)	Change
	(In thousands, except percentages)
Revenue
Commercial —
IT Outsourcing Services	$75,271	$63,105	$12,166	19.3%
IT Consulting and Systems Integration	20,580	17,441	3,139	18.0%
Other Services	14,239	7,258	6,981	96.2%

Total Commercial	110,090	87,804	22,286	25.4%
Government Technology Services	47,798	35,690	12,108	33.9%

Total revenue	$157,888	$123,494	$34,394	27.9%

Year-over-year revenue increased 27.9% to $157.9 million from a combination of growth from acquisitions and organic growth in our base business across all service lines. Growth in our commercial business was led by new business from IT Outsourcing Services and our acquisition of SQM on February 9, 2007. Our commercial revenue was also positively affected by approximately $4.2 million from the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business. Growth in our government business was principally due to our acquisitions of NewVectors on May 31, 2007, and RL Phillips on August 31, 2007. Excluding revenue contributed by the three acquisitions completed in 2007, total revenue increased 12.0% to $138.4 million.
IT Outsourcing Services
Revenue from IT Outsourcing Services increased 19.3% to $75.3 million for the nine months ended September 30, 2007, from $63.1 million for the comparable period in 2006, as a result of revenue growth of 11.1% in the Americas and 27.2% in Europe driven primarily by new customer contracts. Revenue in Europe also was positively affected by approximately $3.2 million from the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business.
Ford is the Company’s largest commercial customer. IT Outsourcing Services revenue generated from Ford globally decreased 1.9% to $26.7 million for the nine months ended September 30, 2007, from $27.2 million for the comparable period in 2006. Revenue from Ford declined in the Americas and Sweden while revenue increased in Germany and the United Kingdom. Please refer to our discussion of Ford in the “Impact of Business with Major Clients” section of MD&A.
IT Consulting and Systems Integration
Revenue from IT Consulting and Systems Integration increased 18.0% to $20.6 million for the nine months ended September 30, 2007, from $17.4 million for the comparable period in 2006. We experienced an increase in revenue in Europe of $4.1 million, or 59.8%, driven by new customer growth primarily at TechTeam Akela and the acquisition of SQM. The increase in revenue in Europe was partially offset by a decline in revenue in the Americas of 9.5%, primarily from the wind-down of certain systems implementation and training projects at TechTeam Cyntergy. Excluding revenue from the acquisition of SQM, revenue from IT Consulting and Systems Integration in Europe increased 45.1% to $10.0 million, and revenue globally increased 12.2% to $19.6 million.

Government Technology Services
Revenue from Government Technology Services increased 33.9% to $47.8 million for the nine months ended September 30, 2007, from $35.7 million for the comparable period in 2006, primarily due to our acquisition of NewVectors and, to a lesser extent our acquisition of RL Phillips. Excluding revenue from NewVectors and RL Phillips, revenue increased 1.2% to $36.1 million. As discussed in the second quarter, our Government business continues to be adversely affected by the difficult government contracting environment created by the “continuing resolution” funding the civilian agencies enacted by the U.S. Federal Government for fiscal 2007 and the uncertainty in funding caused by the war in Iraq. As the U.S. Congress and the President debate the war effort and the funding necessary to support this effort, it creates uncertainty for our Department of Defense customers as they contemplate the need to reallocate funds to support the war effort. This manifested itself during the second quarter of 2007 when the supplemental war funding bill was passed later than anticipated. It continues to reemerge as an issue as the U.S. Congress and the President’s administration work toward passing the 2008 Defense Appropriations bill. The combination of a slow down in Department of Defense spending and the continuing resolution is making business development in the government contracting market slow and unpredictable. When the U.S. Federal Government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect our revenue, profit and cash flow during the period of delay. Please refer to our discussion of the U.S. Federal Government in the “Impact of Business with Major Clients” section of MD&A.
Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2007		2006
		Gross		Gross	Increase	%
	Amount	Margin %	Amount	Margin %	(Decrease)	Change
	(In thousands, except percentages)
Gross Profit
Commercial —
IT Outsourcing Services	$19,264	25.6%	$15,106	23.9%	$4,158	27.5%
Asset impairment loss	—	—	(580)	—	580	—

Total IT Outsourcing Services	19,264	25.6%	14,526	23.0%	4,738	32.6%
IT Consulting and Systems Integration	4,711	22.9%	4,222	24.2%	489	11.6%
Other Services	3,658	25.7%	1,321	18.2%	2,337	177%

Total Commercial	27,633	25.1%	20,069	22.9%	7,564	37.7%
Government Technology Services	13,194	27.6%	9,390	26.3%	3,804	40.5%

Total gross profit	$40,827	25.9%	$29,459	23.9%	$11,368	38.6%

Consistent with revenue, the 38.6% increase in gross profit to $40.8 million is attributable to a combination of growth from acquisitions and organic growth in our base business, but also gross margin improvement across most service lines. Gross profit growth and gross margin improvement in our commercial business was led by IT Outsourcing Services and our acquisition of SQM. Gross profit growth and gross margin improvement in our government business was principally due to our acquisition of NewVectors. Excluding gross profit contributed by the three acquisitions completed in 2007, total gross profit increased 17.9% to $34.7 million and gross margin improved to 25.1%.

IT Outsourcing Services
Gross profit from IT Outsourcing Services increased 27.5% to $19.3 million for the nine months ended September 30, 2007, from $14.5 million for the comparable period in 2006, and gross margin increased to 25.6% from 23.0%. Gross profit in 2006 included an asset impairment loss of $580,000 related to our decision to discontinue using certain software. Excluding the asset impairment loss, gross margin was 23.9% in 2006. The gross margin improvement primarily occurred in the Americas and included improved performance on two specific accounts that impaired the America’s gross margin while they were ramping up during 2006. The gross margin improvement in the Americas was partially offset by a decline in gross margin in Europe due to a contract renegotiation with a customer during the first quarter of 2007, which resulted in new pricing and severance costs relating to reduction of existing staff, and our need to increase staff on certain other projects in order to meet agreed-upon service levels.
IT Consulting and Systems Integration
Gross profit from IT Consulting and Systems Integration increased 11.6% to $4.7 million for the nine months ended September 30, 2007, from $4.2 million for the comparable period in 2006, driven by new customer growth at TechTeam Akela and our acquisition of SQM. Gross margin decreased to 22.9% for the nine months ended September 30, 2007, from 24.2% for the comparable period in 2006, due to a decline in the Americas and, to a lesser extent, in Europe. We experienced a decrease in profitability in the Americas primarily from the wind-down of certain systems implementation and training projects at TechTeam Cyntergy and training costs that were incurred for a project that was delayed by a customer. These decreases were partially offset by improved profitability from our Ford-related services, which had experienced a decline in 2006.
Government Technology Services
Gross profit from our Government Technology Services segment increased 40.5% to $13.2 million for the nine months ended September 30, 2007, from $9.4 million for the comparable period in 2006. Gross margin increased to 27.6% for the nine months ended September 30, 2007, from 26.3% for the comparable period in 2006. The increase in gross profit and gross margin is primarily due to our acquisition of NewVectors. Excluding gross profit from NewVectors and RL Phillips, gross profit decreased slightly to $9.3 million and gross margin decreased slightly to 25.8%. The decline in gross margin from 2006 is due to various factors that include hiring additional personnel to support our operations and increasing employee benefits to ensure that we remain competitive in the workplace for attracting the best employees. Moreover, our Government business continues to be adversely affected by the difficult government contracting environment created by the continuing resolution discussed earlier in this MD&A. Please refer to our discussion of the U.S. Federal Government in the “Impact of Business with Major Clients” section of MD&A.

Geographic Market Discussion

	Nine Months Ended
	September 30,		Increase	%
	2007	2006	(Decrease)	Change
	(In thousands)
Revenue
Commercial —
Americas	$50,133	$47,124	$3,009	6.4%
Europe	59,957	40,680	19,277	47.4%

Total Commercial	110,090	87,804	22,286	25.4%
Government	47,798	35,690	12,108	33.9%

Total revenue	$157,888	$123,494	$34,394	27.9%

Gross Margin
Commercial —
Americas	24.3%	20.1%
Europe	25.8%	26.0%

Total Commercial	25.1%	22.9%
Government	27.6%	26.3%

Total Gross Margin	25.9%	23.9%

Americas
Revenue generated in the Americas increased 6.4% to $50.1 million for the nine months ended September 30, 2007, from $47.1 million for the comparable period in 2006, led by 11.1% revenue growth from IT Outsourcing Services from new customer contracts. In addition, revenue from our Other Services segment in the Americas increased 10.1% from a new customer contract while revenue from IT Consulting and Systems Integration decreased 9.5% primarily from the wind-down of certain systems implementation and training projects at TechTeam Cyntergy.
Gross margin from the Americas increased to 24.3% for the nine months ended September 30, 2007, from 20.1% for the comparable period in 2006, due to improved gross margin from IT Outsourcing Services on the majority of accounts, including improved performance on two specific accounts that impaired gross margin while they were ramping up during 2006. These improvements were partially offset by a decrease in gross margin from IT Consulting and Systems Integration from the wind-down of certain projects and training costs incurred for a project that was delayed by a customer. Gross margin in 2006 includes an asset impairment loss of $580,000 related to our decision to discontinue using certain software. Excluding the asset impairment loss, gross margin was 21.4% for the nine months ended September 30, 2006.
Europe
Revenue generated in Europe increased 47.4% to $60.0 million for the nine months ended September 30, 2007, from $40.7 million for the comparable period in 2006, due to revenue growth across all service lines primarily from new customers and our acquisition of SQM. Revenue in Europe also was positively affected by approximately $4.2 million due to the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business. Since most of our international operating expenses are incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on operating margins is not significant. Excluding the acquisition of SQM, revenue in Europe increased 28.1% to $52.1 million.

Gross margin from Europe decreased slightly to 25.8% for the nine months ended September 30, 2007, from 26.0% for the comparable period in 2006, primarily due to our IT Outsourcing Services segment in which a contract renegotiation with a customer during the first quarter of 2007 resulted in new pricing and severance costs relating to reduction of existing staff, and our need to increase staff on certain projects in order to meet agreed-upon service levels.
Operating Expenses and Other

	Nine Months Ended
	September 30,		Increase	%
	2007	2006	(Decrease)	Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general and administrative expense	$33,739	$28,872	$4,867	16.9%
Net interest income (expense)	$(183)	$525	$(708)	(135)%
Foreign currency transaction loss	$(18)	$(104)	$86	(82.7)%
Income tax provision	$2,396	$365	$2,031	556%
Selling, general and administrative expense increased 16.9% to $33.7 million for the nine months ended September 30, 2007, from $28.9 million for the comparable period in 2006; however, SG&A expense as a percentage of revenue declined to 21.4% of total revenue from 23.4% of total revenue. SG&A expense in 2007 includes the impact from acquisitions, and SG&A expense in 2006 includes professional fees totaling $2.1 million related to a shareholder complaint and proxy contest and the settlement agreement related to those matters, and professional fees and a settlement charge related to claims filed against the Company by former officers. Excluding acquisitions completed in 2007 and the aforementioned professional fees and settlement expenses in 2006, SG&A expense was $29.8 million, or 21.6% of revenue, for nine months ended September 30, 2007, as compared to $26.9 million, or 21.7% of revenue in 2006. SG&A expense has increased year-over-year as we are making investments to support our growth and global expansion and enhance our value-added service capabilities. SG&A also increased due to the weakening of the U.S. dollar during 2007. These increases were partially offset by reduced facility costs from expired and renegotiated leases.
We incurred net interest expense of $183,000 for the nine months ended September 30, 2007, compared to net interest income of $525,000 for the same period in 2006. The increase in net interest expense in 2007 is primarily due to interest expense on long-term debt issued in connection with the acquisitions of NewVectors and RL Phillips.
The consolidated effective tax rate of 34.8% for the nine months ended September 30, 2007, differs from the statutory tax rate of 34% primarily due to state income taxes and nondeductible expenses, which are partially offset by the tax benefit of tax rates in certain foreign countries that are lower than 34%. The consolidated effective tax rate of 36.2% for the nine months ended September 30, 2006, differs from the statutory tax rate of 34% primarily due to state income taxes and nondeductible expenses.
Significant Customers
We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. For the third quarter ended September 30, 2007 and 2006, Ford accounted for 17.9% and 26.0%, respectively, of the Company’s total revenue, and the U.S. Federal Government accounted for 32.2% and 25.9%, respectively. For the nine months ended September 30, 2007 and 2006, Ford accounted for 21.0% and 26.7%, respectively, of the Company’s total revenue, and the U.S. Federal Government accounted for 26.3% and 25.5%, respectively, of the Company’s total revenue. No single agency or department of the U.S. Federal Government comprised 10% or greater of the Company’s total revenue for any period presented.

Ford Motor Company
Our business with Ford consists of help desk and desk side services, distributed server support, technical staffing, network management and a specific project installing personal computers as a subcontractor to Dell Inc. Revenue generated through our business with Ford increased to $33.2 million for the nine months ended September 30, 2007, from $33.0 million for the comparable period in 2006, primarily due to the weakening of the U.S. dollar against European currencies in which we perform services.
Our largest contract with Ford is our Ford Global SPOC Program, which is currently scheduled to expire at the end of November 2008. We recently expanded our SPOC Program to provide SPOC services to Volvo Car Company, to whom we used to provide infrastructure support services as a subcontractor. Except for Volvo, for whom we bill on an incident volume basis, we provide a set of infrastructure support services under specific service level metrics, and we invoice Ford based upon the number of seats we support. The number of seats supported is determined bi-annually on December 1 and June 1 of each year. If certain contractual conditions are met, Ford and TechTeam will have the right during each six month period to request one out-of-cycle seat adjustment. Due to the inclusion of Volvo in the SPOC Program and the effect of currency exchange rate changes, we now estimate that our total revenue from Ford will likely be flat for 2007 from 2006, without a material change in the gross margin earned from our Ford business.
Ford continues to seek cost savings on its total cost of IT infrastructure support, and we continue to work with Ford to find ways to reduce its total cost. We believe this process will continue throughout 2007 and 2008. Ford’s management has publicly indicated that it is considering selling parts of its Premier Auto Group, including Jaguar and Land Rover. In the event of changes in the mix and volume of services provided to Ford, it is possible during the next year that we may lose revenue; however, we do not believe that any change will significantly affect our results during the first half of 2008.
Moreover, we do not believe that Ford’s financial condition will otherwise affect our business with Ford or the collectibility of our accounts receivable from Ford. However, any failure to retain a significant amount of business with Ford, or bankruptcy filing or other restructuring by Ford, would have a material adverse effect on our operating results and liquidity.
U.S. Federal Government
We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government increased to $41.6 million for the nine months ended September 30, 2007, from $31.5 million for the comparable period in 2006.
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
Liquidity and Capital Resources
Cash and cash equivalents were $15.1 million at September 30, 2007, as compared to $30.1 million at December 31, 2006. Cash and cash equivalents decreased $15.0 million during the nine months ended September 30, 2007, primarily due to cash used for acquisitions, capital expenditures and payments on long-term debt. These uses of cash were partially offset by proceeds from the issuance of long-term debt of $36.5 million.
Operating activities provided cash of $1.1 million for the nine months ended September 30, 2007, which was generated primarily from net income, after adjusting for depreciation and amortization, that was partially offset by increases in non-cash working capital. For the nine months ended September 30, 2006, operating activities used cash of $1.9 million, primarily due to a significant decrease in accounts payable during the period. The increase in operating cash flow from year-to-year is driven by the improvement in profitability that was offset by increases in non-cash working capital.
Investing activities used cash of $49.4 million and $3.6 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash used for investing activities in 2007 is due to acquisitions.
Financing activities provided cash of $32.8 million during the nine months ended September 30, 2007, primarily due to the issuance of $36.5 million in long-term debt that was partially offset by payments on long-term debt of $4.6 million. Financing activities used cash of $3.5 million during the nine months ended September 30, 2006, primarily due to payments on long-term debt that were partially offset by cash proceeds from the exercise of Company stock options.
Long-term cash requirements, other than for normal operating expenses, are anticipated for the continued expansion in Europe and new expansion into the Far East, enhancements of existing technologies, additional consideration that is or may become payable to the selling shareholders of previously acquired companies based on specific performance conditions and operating targets, possible repurchases of our common stock, possible payment of dividends and the possible acquisition of businesses complementary to our existing businesses. We believe that positive cash flows from operations, together with existing cash balances and borrowing capacity under our bank credit agreement, will continue to be sufficient to meet our ongoing operational requirements for the next twelve months and foreseeable future. We have historically not paid dividends, and we are restricted from doing so under our current credit agreement with JPMorgan Chase Bank, N.A.
Material Commitments
As a result of the Company’s acquisition of NewVectors on May 31, 2007, and RL Phillips on August 31, 2007, the Company’s outstanding contractual obligations have changed to include operating lease commitments of acquisitions and the issuance of $36.5 million in long-term debt that we incurred to finance acquisitions.

Critical Accounting Policies and Estimates
There have been no changes in the selection and application of critical accounting policies and estimates disclosed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
On June 1, 2007 the Company entered into a credit agreement that provides for long-term borrowings at variable rates of interest based upon either the London Interbank Offered Rate (“LIBOR”), the bank’s prime rate or the federal funds rate, each of which having an applicable interest margin added. Upon entering into the agreement, the Company borrowed $35.0 million to finance part of the acquisition of NewVectors. On June 4, 2007, the Company entered into an interest rate swap agreement with a notional amount of $30.0 million to hedge the variable rate of interest on the Company borrowings. For the three and nine months ended September 30, 2007, the Company recorded a loss of approximately $8,000 and $13,000, respectively, as interest expense on the interest rate swap. The Company has recorded a liability of $464,000 for the fair value of the interest rate swap at September 30, 2007, for which the corresponding offset has been recorded as an unrealized loss within other comprehensive income.
Our exposure to market risk relates to the interest rate risk associated with the outstanding loan under the credit agreement. The market exposure for the variable interest rate on the loan is mitigated by the interest rate swap with a notional amount of $28.1 million at September 30, 2007. Assuming a 100 basis point increase in interest rates on our variable rate debt and assuming the debt was outstanding since January 1, 2007, interest expense would have increased approximately $45,000 for the nine months ended September 30, 2007. The estimated increase in interest expense was based on the portion of our variable interest debt that was not offset by the interest rate swap agreement and assumes no changes in the volume or composition of the debt. We did not have any variable-rate debt at September 30, 2006.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2007, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered equity securities of the Company during the three months ended September 30, 2007.
The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the third quarter of 2007:

				Total Number of	Maximum Number of
	Total Number		Average	Shares Purchased as	Shares that May Yet
	of Shares		Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased		per Share	Announced Programs	the Programs
July 1, 2007 to July 31, 2007	5,775	(a)	$12.01	—	—
August 1, 2007 to August 31, 2007	8,932	(a)	$11.34	—	—
September 1, 2007 to September 30, 2007	2,411	(a)	$11.54	—	—

(a)	All purchases of shares were made for the purpose of contributing the purchased shares to the TechTeam Global Retirement Savings Plan (one of the Company’s 401(k) plans) for employer matching contributions. The purchases were not made pursuant to publicly announced plans and were made in the open market.
ITEM 6 — EXHIBITS
The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechTeam Global, Inc.
(Registrant)

Date: November 9, 2007	By:	/s/ William C. Brown William C. Brown
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Marc J. Lichtman Marc J. Lichtman Officer and Treasurer (Principal
Vice President, Chief Financial Financial Officer)