Form 10-K
period 2007-12-31
TECHTEAM GLOBAL INC
filed 2008-03-17
CIK 805054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
Commission File Number: 0-16284
TECHTEAM GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	38-2774613 (I.R.S. Employer Identification No.)
27335 West 11 Mile Road, Southfield, MI 48033
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (248) 357-2866
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, $.01 par value	NASDAQ® Global Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $110,076,000 (based on the June 30, 2007 closing sales price of $12.06 of the Registrant’s common stock, as reported on the NASDAQ® Global Market). For the sole purpose of making this calculation, the term “non-affiliates” has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by TechTeam Global, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are “affiliates” of TechTeam Global, Inc., as that term is defined under the Securities Exchange Act of 1934.
The number of shares outstanding of the registrant’s common stock as of March 1, 2008 was 10,750,013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement, to be filed on or before April 29, 2008, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

TECHTEAM GLOBAL, INC.
FORM 10-K

Forward-Looking Statements
This Annual Report on Form 10-K, including “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of TechTeam Global, Inc. and its consolidated subsidiaries (“TechTeam”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments or performance relating to our services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; complexities of global political and economic developments; and other risks that are described herein, including but not limited to the items discussed in “Item 1A — Risk Factors” of this report, and that are otherwise described from time to time in TechTeam’s reports filed with the United States Securities and Exchange Commission. TechTeam assumes no obligation and does not intend to update these forward-looking statements.
PART I
Item 1. BUSINESS
General
TechTeam Global, Inc. (including its consolidated subsidiaries, “TechTeam,” the “Company” or “we”) is a global provider of information technology (“IT”) outsourcing, enterprise support and business process outsourcing (“BPO”) services to Fortune 1000 companies, government entities, multinational companies, product and service providers, and small and medium-sized companies. Our periodic reports and current reports filed with the United States (“U.S.”) Securities and Exchange Commission are available free of charge on our Web site, www.techteam.com.
TechTeam Global, Inc. was incorporated under the laws of the State of Delaware in 1987. Our common stock is traded on the NASDAQ® Global Market under the symbol “TEAM.” Our client base includes Ford Motor Company, Canon Europe NV, Deere & Company, MICROS, Inc., United Parcel Service, Essilor International, Boehringer Ingelheim and Phillip Morris International, as well as U.S. Federal Government departments and agencies and local government entities, such as the U.S. Air National Guard, National Institutes of Health, Department of Defense, Department of Homeland Security and Department of Health and Human Services.
Our subsidiaries are: TechTeam Global NV/SA (Brussels, Belgium), with its subsidiary TechTeam A.N.E. NV/SA (Gent, Belgium); TechTeam Global Ltd. (United Kingdom); TechTeam Global GmbH (Germany); TechTeam Global AB (Sweden), with its subsidiary TechTeam SQM AB (Sweden); TechTeam Global SRL (Bucharest, Romania); TechTeam Akela SRL (Bucharest, Romania); TechTeam Global Sp. z o.o. (Poland); TechTeam Global Canada, Inc.; TechTeam Global SAS (France); TechTeam Global Sàrl (Switzerland); TechTeam Government Solutions, Inc. (formerly known as Digital Support Corporation, Chantilly, Virginia), with its subsidiary Sytel, Inc., (Bethesda, Maryland); and TechTeam Cyntergy, L.L.C. (Southfield, Michigan).
Services and Information about Operating Segments
We provide services to our customers in four operating segments — IT Outsourcing Services, IT Consulting and Systems Integration, Government Technology Services and Other Services. IT Outsourcing Services, IT Consulting and Systems Integration, and Other Services comprise our Commercial business segments, and Government Technology Services is our Government business segment. Over the past five years, we have strategically strengthened our service offerings through a combination of organic growth, acquisitions and enhancements to our business model, and we intend to continue this strategy of strengthening and growing our core service offerings.

Information with respect to each of our segments is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 13 of the Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”
1. IT Outsourcing Services
Our IT Outsourcing Services segment provides service desk and infrastructure support around-the-clock (24x7x365) for our clients, their end-users and other constituencies. We maintain and support a full range of our clients’ IT and business process infrastructures from network environments to computing systems, and from shrink-wrapped applications to advanced proprietary and acquired application systems. We also provide technical support internationally and in multiple languages for our customers’ products in the marketplace. The two primary elements of this business segment are Enterprise Support Services and BPO Services, which are supported by a global IT outsourcing delivery model for service desk services as discussed below.
Enterprise Support Services
Our enterprise support services are principally deployed using a “single point of contact” (“SPOC”) delivery model designed to enable our clients to consolidate their incident resolution support functions into a centralized service desk, thereby reducing costs by standardizing responses to incidents, reducing unnecessary labor costs and reducing the number of incidents that need to be escalated to a higher-level support function. Our service desk technicians are trained in the client’s IT infrastructure and applications to enable them to diagnose and solve the end-user’s problems and answer technical questions. We then integrate other infrastructure support services into our delivery including, but not limited to, desk side support, remote maintenance, asset management, network monitoring and server maintenance.
By integrating these services with our service desk, we are able to effectively and efficiently provide standardized infrastructure support services to our customers. We generally provide these services on a managed service basis, with the customer paying for the service on a per-incident, per-seat or volume basis. Our performance is generally measured through service level agreements negotiated with our customers.
We are focused on expanding the markets for our enterprise support service model. Historically, we have provided these services to large enterprises. For example, under the Ford Motor Company (“Ford”) Global SPOC Program (“SPOC Program”), we provide a single point of contact service desk for Ford that integrates desk side support. After we have begun to provide service to a customer, we are regularly able to expand the scope of our services to that customer because an increased volume of business allows us to obtain a higher utilization of resources. We believe that we will continue to see growth in our enterprise support for large businesses. We also provide enterprise support services for smaller businesses. Our enterprise support services provide these businesses a more economical and higher level of service desk, desk side support and network management services than they can provide themselves internally. Our flexible solution design and pricing models enable these businesses to select the level of support their organization requires, whether from dedicated or shared resources.
As part of our service offering, we initiated a business relationship with CA, Inc. (formerly known as Computer Associates) under which we license CA’s suite of tools to provide Information Technology Infrastructure Library (“ITIL”)-based software and services to our customers. With this arrangement, our customers are able to obtain our services that leverage the use of CA technology without purchasing the software from CA. We believe the combination of our integrated infrastructure support and CA technology provides a unique service solution to the market.
We are strategically expanding the scope of services provided within our enterprise support business model. In order to enhance the value-added set of services within our model, we are increasing our expertise in IT services management through the implementation of the comprehensive set of best practices set forth in ITIL, which has been integrated into the ISO standards. In addition to incident management, our current core service offering, we are expanding our services to include problem management, change management, configuration management, availability management and capacity management; thereby increasing the value of our services to our customers.

BPO Services
Our BPO services provide our clients with a centralized multilingual service desk. Our clients primarily outsource the technical support aspect of their customer service business process to us. We provide technical, “post-sales” support for our clients’ products, services and software. For example, we provide technical product support to European consumers of Canon products (cameras, printers, etc.). We also provide support for our client’s customer-facing applications, such as United Parcel Service’s Web-based portal. Finally, we provide limited non-technical customer service support for our clients, such as customer enrollments and marketing promotion support. Our BPO service clients are primarily centered in Europe.
Global IT Outsourcing Delivery Model
Our service desk services for enterprise support and BPO services are delivered from our facilities in the United States (Dearborn and Southfield, Michigan; and Davenport, Iowa), our facilities in Europe (Brussels, Belgium; Bucharest, Romania; and Stockholm, Sweden), and from our customers’ facilities. Utilizing a client-specific solution that blends the advantages of each location, we are able to provide cost-effective service in over 25 languages.
While most of our service desk business is performed as a dedicated desk for a single client, a growing percentage of our support is provided through a shared desk service offering, where our technicians provide concurrent support for more than one client. In addition, we continue to expand our shared desk support capability to provide IT service desk support bundled with other IT support services and a shared BPO service desk.
Our IT Outsourcing Services business has become increasingly global. Several of our customers are seeking our services in new countries and languages, and they are sensitive to the price of our services. As a result, we are expanding our global footprint.
While we were one of the first service desk centers established in Bucharest, Romania in 2004, there are now major businesses (including Accenture, Hewlett Packard and Microsoft) vying for resources in the same labor market. Over the past year, we have had an increasingly difficult time recruiting qualified employees in Bucharest, Romania for specialized requirements, such as German language skills and IT infrastructure skills. Accordingly, we are in the process of opening satellite offices in Stockholm, Sweden; Dresden, Germany; and Sibiu, Romania, in order to obtain a better blend of resource skills. With this site expansion, we believe that we will be able to manage, at a lower cost per technician, the multiple variables that affect the pricing of a globally delivered multilingual service desk including, but not limited to, language distribution, hours of operation and technical skills. Furthermore, we are exploring ways to enhance our ability to provide support in the languages of the Asia-Pacific region while lowering our total cost of labor. Accordingly, during 2008, we anticipate that we will place service desk operations in Asia-Pacific that provide for multilingual capabilities and/or a lower total cost of service.
With an increasing number of our service desk sites deployed around the world, we are increasingly dependent upon technology to assist in maximizing the overall value and utilization of our technicians. We are in the process of upgrading our phone switch technology globally to fully enable voice over internet protocol (VoiP) and the dynamic routing of calls to the available international resources. We have upgraded our workforce management software to allow us to better optimize the scheduling of resources. We are also implementing continuous improvement methodologies in order to optimize the efficiency of our projects. Due to these projects and our investment in the CA technology noted earlier, we expect our capital expenditures to increase over 50% in 2008, as compared to 2007.

2. IT Consulting and Systems Integration
Within our IT Consulting and Systems Integration business segment, we provide customers with IT infrastructure (such as personal computers, printers, phone systems, networks, servers and switches) design, development, technology deployment, application development and implementation services from project planning and implementation to full-scale network, server and workstation installations, and maintenance. We offer customers a wide spectrum of IT services including technology consulting, security, and application integration and storage. We follow our implementation with a full range of services ranging from maintenance, service desk and desk side support to network monitoring in order to assist companies in managing their IT infrastructure.
Through our TechTeam Cyntergy, L.L.C. subsidiary, we offer deployment, technical support and training services to companies in the hospitality, retail and food service industries throughout the United States. TechTeam Cyntergy employees provide on-site services to implement technology and train our customers’ personnel in the use of point-of-sale and property management software.
3. Government Technology Services
Our Government Technology Services are delivered by TechTeam Government Solutions, Inc. (“TTGSI”) and its wholly-owned subsidiary, Sytel, Inc. The types of IT support services provided in this business segment are similar to the services offered in our other primary business segments, but are more heavily focused on supporting the customer’s IT network. We provide these services to various departments and agencies of the U.S. Federal Government including, but not limited to, the U.S. Air National Guard, National Institutes of Health, Department of Defense, Department of Homeland Security, Immigration and Naturalization Service, and Department of Health and Human Services, and to local governmental entities in the United States (see information included in “Risks Inherent in Government Technology Services” located in “Item 1A — Risk Factors”).
Over the past two years, the U.S. Federal Government IT services market has become more difficult, due to a variety of factors including changes in the Congress and the increasing expenditures to support military operations and the global war on terrorism. We expect this trend to continue at least through the end of the term of the current White House Administration, and therefore anticipate unpredictable shifts in IT spending by the U.S. Federal Government for the foreseeable future. During the government fiscal year ending September 30, 2007, only the budgets of the Department of Defense and the Department of Homeland Security had been passed while the rest of U.S. Federal Government was funded under a “continuing resolution” that authorizes agencies of the government to continue to operate, but traditionally does not authorize new spending initiatives. When the U.S. Federal Government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect our revenue, profit and cash flow during the period of delay. These circumstances in 2007 have contributed (a) to longer collection times for accounts receivable and increased administrative burden for billing and collection activities for some of our U.S. Federal Government contracts, (b) slower ramp-up times and revenue growth on existing contracts and (c) increased pressure for cost savings on new contracts and renewal contracts.
In 2007, TTGSI acquired NewVectors LLC (“NewVectors”), a provider of consultative services in agent-based modeling, operations analysis, program management and supply chain engineering. NewVectors is recognized as a thought leader in providing subject matter expertise, analytical skills and process improvement methodologies to support business transformation initiatives, particularly in the Department of Defense. In addition to providing important critical mass to our Government business, these capabilities provide the Company with the ability to improve the profitability of its service offerings and expand its service offerings by transforming the Company’s Commercial best practices to fit the needs of the U.S. Federal Government.
Accordingly, we are focusing our new business development (a) in areas where we can utilize our considerable expertise to serve the mission-critical IT needs of the U.S. Federal Government; (b) in further developing access to government-wide acquisition contracts (framework contracts entered into by the government without committing to any actual business with the contract holder, or “GWACs”) under which we can sell task-order-based work; (c) in strengthening our relationships with other government contractors who have GWACs and other attractive contracting vehicles; and (d) in developing opportunities to leverage our considerable commercial sector expertise to provide enterprise support services through a managed service to the U.S. Federal Government. We are recognizing a trend toward consolidation in the U.S. Federal Government IT services market, both in the increased utilization of GWACs, and in the number and size of competitors in that market. As this trend continues, we believe our competitive position in the marketplace will be enhanced because we are large and have critical mass to justify reliance upon us by our government clients, yet we are small and creative and able to offer highly efficient, customized solutions to their needs.
The majority of our revenue from this business segment is earned through long-term contracts under which we provide either managed network services for a monthly fee or services on a time and materials basis, except for revenue from NewVectors, over one-half of which is derived from short-term projects. For our managed network services customers, we provide complete life cycle support for a customer’s IT infrastructure ranging from their desktops to their data and voice networks. We provide design, implementation, operation and maintenance (service desk and desk side support) services. For example, TTGSI provides systems administration support, network design, database administration, engineering support and other IT technical support services to the U.S. Air National Guard in all 50 states and four U.S. territories.
4. Other Services
We also provide, on a limited basis, technical staffing services and learning services. We provide on-site technical support services including service desk technicians, software developers and network support technicians. We strive to recruit a technically proficient employee base. We enhance our employees’ proficiency by providing access to technical training programs, which include training in new technologies, advanced operating systems and sophisticated applications such as Oracle. Most of our technical staffing placements are long-term assignments.
Impact of Business with Major Clients
We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. Ford accounted for 20.1% of our total revenue in 2007, as compared to 26.4% in 2006 and 27.4% in 2005. The U.S. Federal Government accounted for 27.1% of our total revenue in 2007, as compared to 24.9% in 2006 and 30.0% in 2005. No single agency or department of the U.S. Federal Government comprised 10% or greater of our total revenue in 2006 or 2005; however, in the aggregate, approximately 15.9% of our total revenue in 2007 was derived from agencies within the U.S. Department of Defense.
Ford Motor Company
Our business with Ford consists of service desk and desk side services, technical staffing, network management and a specific project installing personal computers subcontracted through Dell Inc. Revenue generated through our business with Ford increased to $44.6 million in 2007, from $44.1 million in 2006 and $45.7 million in 2005. The increase in revenue for 2007 is largely due to the weakening of the U.S. dollar against European currencies in which we perform services.
Our largest contract with Ford is our Ford Global SPOC Program, which is currently scheduled to expire at the end of November 2008. Ford continues to seek cost savings on its total cost of IT infrastructure support, and we continue to work with Ford during the contract renewal process to find ways to reduce the total cost for our services. We recently expanded the SPOC Program to provide SPOC services to Volvo Car Company, to whom we used to provide infrastructure support services as a subcontractor. Except for Volvo, for whom we bill on a per-incident basis, we provide a set of infrastructure support services under specific service level metrics, and we invoice Ford based upon the number of seats we support. The number of seats supported is determined bi-annually on December 1 and June 1 of each year. If certain contractual conditions are met, Ford and TechTeam have the right during each six month period to request one out-of-cycle seat adjustment. As a result of Ford’s corporate restructuring during 2007, we saw a 12% decline in seats supported in the U.S.; however, we saw a 60% increase in seats supported in Europe as a result of Volvo joining the SPOC Program in the fourth quarter although we continue to invoice Volvo on a per-incident basis. In our work on the contract renewal with Ford, we are attempting to offset the anticipated decrease in the price charged for our services with an increase in the number of seats supported and expansion of the scope of our services. Except for the uncertainty around our continuing to provide services to the Jaguar and Land Rover units, if Ford concludes the sale of these units, we believe we are well positioned to expand the SPOC program.

We have been informed by Ford that certain services that we perform for Ford, valued at approximately $4 million in annual revenue, will be transitioned to internal Ford staff by the end of the first quarter of 2008. As a result of this and other changes in the mix and volume of services provided to Ford, it is possible that we may lose 6-8% of our 2007 revenue from Ford in 2008, with a small degradation of gross profit margin.
We do not believe that Ford’s financial condition will otherwise affect our business with Ford or the collectibility of our accounts receivable from Ford; however, any failure to retain a significant amount of business with Ford, a bankruptcy filing or other restructuring by Ford, would have a material adverse effect on our operating results and liquidity.
U.S. Federal Government
We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government increased to $60.3 million in 2007, from $41.7 million in 2006 and $50.0 million in 2005.
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
The results of our Government business have been negatively impacted by the difficult government contracting environment created by the continuing resolution enacted by the U.S. Federal Government in 2007 and the delayed passage of the supplemental appropriations bill for the conflicts in Iraq and Afghanistan. As a result of this environment, many customers have delayed procurement actions. As a result, we have experienced delays in our expected new business development. With the NewVectors acquisition, the Company now derives a greater portion of its government revenue from short-term, project-based work. The uncertainty in government spending makes it more difficult to manage resources. Moreover, in 2008, our contract with the Business Transformation Agency of the Department of Defense is up for renewal. Revenue from the Business Transformation Agency totaled $7.2 million for the seven months ended December 31, 2007, since the acquisition of NewVectors. While we believe that, as a member of a team with other contractors, we are well positioned to obtain the renewal, but there can be no assurances in this regard.
Competition
In our Commercial business, there are many companies that provide services similar to ours, but no one company dominates our industry. We compete with global IT outsourcing companies (such as IBM, EDS and Computer Science Corporation), our potential customer’s internal staff and regional service providers. The markets for our services have been under significant price pressure as customers scrutinize their IT spending and globalization increases the number of low-cost providers able to provide similar services. Our large competitors typically provide a wide range of services through a global network of service providers and have stronger brand recognition.
We compete with a strong combination of quality, attentiveness to customers’ needs, flexibility, responsiveness, competitive pricing, quality and consistently high levels of client satisfaction. We compete on our service desk services based on price, experience and reputation in the industry, technological capabilities, ISO quality practices, responsiveness to client needs and referrals from existing clients. By integrating a range of IT infrastructure services into one service desk project, we are able to compete based on improved resource utilization.
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

We have been successful in ensuring our presence on government-wide acquisition contracts and GSA Schedule contracts as either a prime contractor or subcontractor. Competition then takes place at the task order level, where knowledge of the customer and its procurement requirements and environment are keys to winning the business. We are focusing attention on competing for work under these contracts. Through the various contractual vehicles at our disposal, as either a prime contractor or subcontractor, we have the ability to market our services to many federal agencies. Our size in the market may be disadvantageous because we are not a small or disadvantaged business, and we may be too small to successfully compete as a prime contractor on many government-wide acquisition contracts; however, as a result of our experience in providing services to federal departments and agencies, we have first-hand knowledge of our customers and their goals, problems and challenges. We believe this knowledge gives us a competitive advantage in competing for tasks and positions us well for future growth.
Sales and Marketing
Our sales and marketing objective in our Commercial business is to leverage our expertise, multilingual capabilities and global presence to develop long-term relationships with existing and potential clients internationally. Our initiatives are designed to build stronger brand identity within our current vertical markets and the overall IT outsourcing marketplace. We believe that our client base provides excellent opportunities for further marketing and cross selling of our services. Our plans for increasing our visibility include market-focused advertising, consultative personal visits with potential and existing clients, participation in market specific trade shows and seminars, speaking engagements, articles and white papers and our Web site. Further, we intend to invest in establishing and growing our network of channel and alliance partners, such as our relationships with CA and Orange Business Services, who are able to sell our services in a cooperative and mutually beneficial way. Our sales force and account management teams are focused on both new customer acquisitions and growth of business at our existing accounts.
Within our Government Technology Services business segment, we are focusing our new business development (a) in areas where we can utilize our considerable expertise to serve the mission-critical IT needs of the U.S. Federal Government; (b) in further developing access to GWACs under which we can sell task-order-based work; (c) in strengthening our relationships with other government contractors who have GWACs and other attractive contracting vehicles; and (d) in developing opportunities to leverage our considerable commercial sector expertise to provide enterprise support services through a managed service to the U.S. Federal Government.
Seasonality
There is limited seasonality to our business. Our third quarter tends to be slower than the other quarters in our Commercial business due to the summer holiday season in Europe, particularly in Sweden. The third quarter in our Government business tends to be positively impacted by the U.S. Federal Government agencies awarding extra tasks or completing other contract actions in the weeks before their September 30 fiscal year end to avoid the loss of unexpended fiscal year funds. The fourth quarter may be negatively affected by the seasonal holidays. Further, since we invoice approximately 60% of our revenue on (1) a time and materials basis in which there are variations in revenue based on the number of billable days during a quarter and (2) a per-incident or per-call-handled basis in which revenue variations are caused by variations in call volumes and incidents handled, we can see significant month-to-month variations in our revenue and gross margin.
Intellectual Property
We rely upon a combination of contract provisions and trade secret laws to protect our proprietary technology. We also rely on a combination of copyright and trade secret laws to protect our proprietary software. We attempt to further protect our trade secrets and other proprietary information through agreements with employees and consultants. With our acquisition of NewVectors, we have acquired certain patents and patent applications pending, which are not material to our business. There can be no assurance that the steps we have taken to protect our proprietary technology will be adequate to deter misappropriation of our proprietary rights or third-party development of similar proprietary software. We hold a registered trademark for TechTeam®.

Employees
We employed a total of 2,951 employees worldwide as of December 31, 2007, comprised of 2,701 technicians, engineers and operational staff, 45 sales and marketing employees and 205 administrative employees. Our employees, with the exception of approximately 571 employees in Europe, are not represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees generally to be good.
European Operations
We service our clients in Europe through eleven, wholly-owned subsidiaries: TechTeam Global Ltd., TechTeam Global NV/SA, TechTeam A.N.E. NV/SA (wholly-owned by TechTeam Global NV/SA), TechTeam Global GmbH, TechTeam Global AB, TechTeam SQM AB (wholly-owned by TechTeam Global AB), TechTeam Global Sp. z o.o., TechTeam Global SRL, TechTeam Akela SRL, TechTeam Global SAS and TechTeam Global Sàrl. We offer services from each of our business segments in Europe except Government Technology Services; however, the majority of our European revenue has historically been generated in our IT Outsourcing Services segment.
TechTeam Global Ltd., TechTeam Global GmbH and TechTeam Global AB provide Ford and its subsidiaries with IT Outsourcing Services and Technical Staffing. TechTeam Global NV/SA and TechTeam Global SRL provide our clients primarily with multilingual IT Outsourcing Services. Ford and its subsidiaries are currently the only clients of TechTeam Global GmbH.
A summary of our international revenue and long-lived assets is set forth in Note 13 of the Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”
Our international business is subject to risks customarily encountered in foreign operations, including changes in a specific country or region’s political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar or the local currency of the subsidiary delivering the service; however, the majority of our revenue is received in the same currency in which we pay our expenses. While these risks are believed to be manageable, no assurances can be given in this regard.
Discontinued Operations — Leasing
TechTeam Capital Group, L.L.C. (“Capital Group”), a subsidiary of the Company, previously wrote leases for computer, telecommunications and other types of capital equipment, with initial lease terms ranging from two to five years. Capital Group ceased writing new leases in March 2000. The activity that remains in winding-down the leasing operation is the collection of accounts receivable. As a result, Capital Group has been presented as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets.” Under this statement, the operating results of Capital Group are presented separately from continuing operations in the accompanying financial statements for all periods presented. Capital Group previously was reported as a separate operating segment called Leasing Operations.
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
As set forth in “Item 1 — Business,” Ford Motor Company is a significant client of ours. Ford has announced its intent to implement significant cost reductions and organizational restructurings in response to declining business activity. A significant reduction in our business levels with Ford would materially impact our expected levels of operating performance and could slow our cash flow if payments on accounts receivable were delayed or suspended.
During 2008, we have contracts pending renewal that comprise approximately 35% of our 2007 revenue. We believe that we are well positioned to renew most of these contracts due to our overall value proposition and customer relationships, but there can be no assurance in this regard. Any significant loss of business as a result of these renewals could have a material adverse effect on our business, financial condition and results of operations. See our discussion below of risks inherent in providing Government Technology Services.
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
The intense competition we face may result in our customers demanding reduced pricing from us in order for us to remain a preferred vendor. These pressures are likely to continue to increase due to the trend to move outsourcing services offshore to countries with lower labor costs, such as India and the Philippines. Our inability to continue to execute upon our strategy to address the globalization of the support services market could have a material adverse impact on our ability to maintain and grow our customer base. Further, we may have to continue to lower the prices of our services to stay competitive, while at the same time trying to maintain or improve quality, revenue and gross margin. If we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin, and therefore our profitability, could be adversely affected. Any of these circumstances could have a material adverse effect on our business, financial condition and results of operations.
Moreover, the process to win new business tends to be long. Our IT Outsourcing Services business models require significant changes to our customers’ business processes, and each customer may have significant internal political difficulties with local regions surrendering decentralized control of the support function. The decision makers are rarely involved in the early details of the selection process so there are often multiple sales efforts — to the team charged with selection and then to the Chief Information Officer/Chief Executive Officer/Board — that have to occur. Our results are dependent on our ability to successfully manage the sales process and strong competition in these markets.
We are subject to contract risks inherent in our business.
The great majority of our contracts, including our Ford Global SPOC contract, may be terminated without cause on short notice, often upon as little as 90-days notice. Terminations and non-renewals of major contracts could have a material adverse impact upon our business, financial condition and results of operations.
A portion of our IT Outsourcing Services business is billed on a managed service basis (in which the fee is fixed to perform specified services) as opposed to a time and materials basis. The onset of problems in our customers’ infrastructure, such as computer viruses, may require us to deploy additional resources to solve these problems. In many instances, we would not receive any additional revenue for the work performed, thereby adversely impacting our profitability.

To the extent we provide service on a per-incident, per-call or per-minute basis, our financial performance is dependent upon the volume of service requests that we receive on the project. Some of our contracts do not contain minimum guaranteed volume, so we may not receive enough volume during a month to pay for our costs relating to a specific contract. Even where volume guarantees exist, we may not receive enough volume to make a profit for the month the guarantee is enforced. Also, many of our contracts contain financial penalties for our failure to meet the contractual performance service levels. For many potential reasons, including volume being higher than anticipated, we may not be able to meet the service levels. In the United States, we are able to manage this risk through changes in our staffing, but our European entities do not have as much flexibility in staffing largely due to labor laws. Due to the competitive market, we often must agree to a price for providing service based primarily on information provided to us by our prospective customer. Sometimes this information is not correct, and it is difficult to either properly design the project to meet service levels or increase our price to account for the incorrect information. Our inability to estimate accurately the resources and related expenses required for a project, or our failure to complete our contractual obligations in a manner consistent with their terms, could materially and adversely affect our business, financial condition and results of operations.
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
Many of the systems we support involve managing and protecting information involved in the U.S. Department of Defense and other sensitive government functions. A security breach in one of these systems could cause serious harm to our business, could result in negative publicity and could prevent us from having further access to such critically sensitive systems or other similarly sensitive areas for other governmental clients. Losses that we could incur from such a security breach could exceed the policy limits that we have for “errors and omissions” insurance, or it may not apply.
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
U.S. Federal Government agencies routinely audit government contracts. These agencies review a contractor’s performance on its contract, pricing practices, cost structure and compliance with applicable laws, regulations and standards. An audit could result in an adjustment to our revenue because any costs found to be improperly allocated to a specific contract will not be reimbursed, while improper costs already reimbursed must be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. Federal Government agencies. In addition, we could suffer harm to our reputation if allegations of impropriety were made against us.
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
Our success is highly dependent upon the efforts, direction and guidance of our executive leadership team. We currently have only two employment agreements with our executive officers (the President and Chief Executive Officer and the Senior Vice President, EMEA). The loss of any of our senior executives or our inability to attract, retain or replace key management personnel in the future could have a material adverse effect on our business, financial condition and results of operations.
Our inability to attract and retain qualified employees could have a material adverse effect on our business, financial condition and results of operations.
Our business involves the delivery of professional services and is very labor intensive. Our success depends in large part upon our ability to attract, develop, motivate and retain highly skilled technical, clerical and administrative employees. We can experience high turnover of our personnel and are often required to recruit and train replacement personnel as a result of a changing and expanding work force. Qualified personnel, especially in Washington, D.C. and Europe, are in high demand. Accordingly, we may experience increased compensation costs that may not be offset through either increased productivity or higher customer pricing. Moreover, no assurances can be given that we will be able to attract and retain sufficient numbers of qualified employees in the future, especially when we need to expand our services in a short time period. While we attempt to implement a career path model where our service desks are located, thereby enabling our employees to move to new jobs that require higher skill levels and pay more money, this objective is difficult to achieve especially in tight labor markets. Our inability to attract and retain qualified personnel, or increases in wages or other costs of attracting, training or retaining qualified personnel, could have a material adverse effect on our business, financial condition and results of operations.
Our inability to attract and retain qualified sales and account management personnel could have an adverse effect on our ability to meet our organic growth targets.
Our business involves the delivery of complex services over a distributed IT environment. It takes time to train new sales people in our business and for them to build a pipeline of opportunities. Inasmuch as we strive to grow existing accounts by expanding our services to new locations or adding new services to our solution, we rely heavily on our account managers to grow our revenue. In the past year we have had significant organic growth, and we have been working to add account management personnel. Our inability to find the right personnel and train them quickly may have an adverse effect on our ability to appropriately manage our customers and meet our organic growth targets.
Implementation of our strategy to grow through complementary business acquisitions is subject to numerous risks and difficulties.
Our business strategy includes seeking to make complementary business acquisitions. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions, complete these transactions and manage post-closing issues such as the integration of acquired companies. Integration issues are complex, time-consuming and potentially expensive and, without proper planning and implementation, could significantly disrupt our business. Integration issues include, but are not limited to, the diversion of management’s attention, the loss of key business and/or personnel from the acquired company, unanticipated events, legal liabilities, dilutive effect of the issuance of additional securities and possible impairment of acquired intangible assets. Moreover, the financial risks continue after the integration of the acquired company. If the implicit value of the business declines, there could be a non-cash, partial or full write-off of the acquired intangible assets, including goodwill, attributed to the acquisition. Acquisitions also may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Any of these possible difficulties associated with acquisitions could have a material adverse effect on our business, financial condition and results of operations.
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
Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including the following:
•	changes in a country or region’s economic or political conditions, including inflation, recession, interest rate fluctuations and unanticipated military conflicts;

•	currency fluctuations, particularly in the European euro, which contribute to variations in the sale of services in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

•	longer accounts receivable cycles and financial instability among customers;

•	local labor conditions and regulations;

•	differences in cultures and languages, which can impair our ability to work as an effective global team;

•	differing political and social systems;

•	changes in the regulatory or legal environment;

•	differing technology standards or customer requirements;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•	changes in tax laws in international jurisdictions; and

•	natural and man-made disasters.
To the extent we are not able to manage our international operations successfully, our business could be adversely affected and revenue or earnings could be reduced.
There are substantial risks associated with expanding our business into offshore markets.
The outsourcing industry trend to move business towards offshore markets could result in excess operating capacity in the United States and Belgium. Moreover, there are no assurances that we will be able to successfully expand into and conduct business in offshore markets. The success of any offshore operation is subject to numerous contingencies, some of which are beyond management control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks. Any failure in our strategy could have a material adverse effect on our business, financial condition and results of operations. See the discussion above regarding the risks associated with international operations.
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
We serve an increasing number of our U.S.-based customers using service desks in Europe. Some of these contracts are priced in U.S. dollars, while a substantial portion of our costs are incurred in Romanian lei or the European euro. Thus, we are subject to a foreign currency exchange risk. Although we enter into foreign exchange contracts from time to time to limit potential foreign currency exposure, we do not fully hedge this exposure. As a result, unfavorable shifts in exchange rates may reduce our gross profit on these contracts.
Our inability to properly manage projects and capacity could have a material adverse effect on our business, financial condition and results of operations.
Our ability to profit from the global trend toward outsourcing depends in part on how effectively we manage our service desk capacity. There are several factors and trends that have intensified the challenge of resource management. In order to either create the additional capacity necessary to accommodate new or expanded outsourcing projects or to manage the risk of labor inflation, we must consider opening new service desk facilities. The opening or expansion of a service desk facility may result, at least in the short term, in idle capacity until any new or expanded program is fully implemented. We periodically assess the expected long-term capacity utilization of our service desk facilities. As a result, we may, if deemed necessary, consolidate, close or partially close under-performing service desk facilities in order to maintain or improve targeted utilization and margins. There can be no assurance that we will be able to achieve or maintain optimal utilization of our service desk capacity. If we do not effectively manage our capacity, our business, financial condition and results of operations could be adversely affected.
With the addition of our Romanian service desk facility, we have significantly increased the amount of business that we are performing for the same customer from more than one location. Multisite and multilingual delivery increases the complexity of the service provided including, but not limited to, managing call volume and resources. Our inability to manage the different cultures and personnel to deliver consistent quality from different sites could have a material adverse effect on our business, financial condition and results of operations.
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
Our success depends in part on our ability to develop IT solutions that keep pace with continuing changes in the IT industry, evolving industry standards and changing client preferences. There can be no assurance that we will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. We need to continually make significant investments in sophisticated and specialized communications and computer technology to meet our clients’ needs. We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain our competitiveness. Significant capital expenditures may be required to keep our technology up-to-date. There can be no assurance that any of our information systems will be adequate to meet our future needs or that we will be able to incorporate new technology to enhance and develop our existing services. Moreover, investments in technology, including future investments in upgrades and enhancements to software, may not necessarily maintain our competitiveness. Our future success will also depend in part on our ability to anticipate and develop information technology solutions that keep pace with evolving industry standards and changing client demands. Our inability to effectively keep pace with continuing changes in the IT industry could have a material adverse effect on our business, financial condition and results of operations.
Moreover, experienced computer programmers and hackers may be able to penetrate our network security, or that of our customers, and misappropriate confidential information, create system disruptions or cause shutdowns. If this were to occur, we could incur significant expenses in addressing problems created by security breaches of our network. Moreover, we could lose existing or potential customers for information technology outsourcing services or other information technology solutions, or incur significant expenses in connection with our customers’ system failures. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design and manufacture, including “bugs” and other problems that can unexpectedly interfere with the operation of our systems. The costs to eliminate or alleviate security problems, viruses, worms and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service.
Our operations are dependent upon our ability to protect our service desk facilities and our information databases against damages that may be caused by fire and other disasters, power failures, telecommunications failures, unauthorized intrusion, computer viruses and other emergencies. The temporary or permanent loss of such systems could have a material adverse effect on our business, financial condition and results of operations. Notwithstanding precautions we have taken to protect ourselves and our clients from events that could interrupt delivery of our services, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, computer virus, firewall breach or other event would not result in a prolonged interruption in our ability to provide support services to our clients. Moreover, as we commence delivering services from an offshore location, the risks related to interruption of telecommunications increases. Any interruption to our data or voice telecommunications networks could have a material adverse effect on our business, financial condition and results of operations.
Our business is dependent upon general economic conditions, which may affect our financial performance and the price of our common stock.
Our revenue and gross profit depend significantly on general economic conditions and the demand for our services in the markets in which we compete. Difficult economic times in the Americas, especially in the automotive industry, are resulting in the loss of business. Softened demand for our services caused by economic weakness and constrained information technology spending over the past several years has resulted, and may result in the future, in decreased revenue, gross profit, earnings or growth rates and problems with our ability to realize customer receivables. In addition, customer financial difficulties have resulted, and could result in the future, in increases in accounts receivable write-offs and additions to reserves in our receivables portfolio. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our business, financial condition and results of operations.

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
There is uncertainty inherent in the transition between Chief Executive Officers.
Our Board of Directors announced a search for a new Chief Executive Officer in November 2007, and it announced the appointment of a new Chief Executive Officer on February 11, 2008. As one can expect, there is organizational uncertainty as a result of this transition as the new Chief Executive Officer works to understand and optimize the Company’s business model. As a result of this organizational uncertainty, our relationships with our employees, partners, or customers could be harmed, which could adversely impact our business, financial condition and results of operations.
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
The price of our common stock has been, and may continue to be, highly volatile in response to various factors, many of which are beyond our control including, but not limited to:
•	the depth and liquidity of the trading market for our common stock;

•	general economic conditions;

•	developments in the industries or markets in which we operate;

•	announcements by competitors;

•	actual or anticipated variations in quarterly or annual operating results;

•	speculation in the press or investment community;

•	sales of large blocks of our common stock or sales of our common stock by insiders;

•	regulatory actions or litigation; and

•	departures of our key personnel.

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
In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, securities class action lawsuits frequently have been instituted against such companies following periods of volatility in the market price of such companies’ securities. If any such litigation is instigated against us, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our world headquarters and principal executive offices are located in Southfield, Michigan. The following table sets forth certain information regarding the principal properties used by TechTeam as of March 1, 2008, all of which are leased:

		Lease Term Beginning	Square
Location	Function	and End (mm/dd/yr)	Footage
Southfield, MI	World Headquarters and Help Desk Facility	11/01/93 — 08/31/16	73,622
Brussels, Belgium	European Headquarters and Help Desk Facility	08/01/97 — 12/31/13	45,420
Dearborn, MI	Help Desk Facility and Training Center	04/01/97 — 09/30/08	30,184
Bucharest, Romania	Help Desk Facility	09/01/04 — 08/31/14	30,139
Ann Arbor, MI	Sales and Administrative Office	05/31/07 — 03/31/08	18,544
Chantilly, VA	Headquarters of TechTeam Government Solutions, Inc.	06/12/04 — 05/31/11	18,000
Davenport, IA	Help Desk Facility	10/15/99 — 10/14/09	17,346
Bucharest, Romania	Headquarters of Akela SRL	10/01/06 — 09/30/11	8,944
Stockholm, Sweden	Headquarters of TechTeam SQM AB	02/14/07 — 09/30/09	6,598
Dresden, Germany	Help Desk Facility	04/01/08 — 04/01/14	5,475
Bethesda, MD	Sales and Administrative Office	06/01/01 — 12/31/13	5,428
Alexandria, VA	Sales and Administrative Office	05/31/07 — 03/31/08	5,258
Portsmouth, RI	Sales and Administrative Office	06/01/01 — 05/31/09	4,200
Gent, Belgium	Headquarters of TechTeam A.N.E. NV/SA	01/01/06 — 11/30/14	4,090
Sibiu, Romania	Help Desk Facility	03/07/08 — 03/06/11	3,659
Alexandria, VA	Sales and Administrative Office	04/01/08 — 03/31/13	3,142
San Diego, CA	Sales and Administrative Office	05/31/07 — 12/31/09	3,139
Galati, Romania	Sales and Administrative Office	05/01/07 — 04/30/10	1,270
Gothenburg, Sweden	Sales and Administrative Office	09/01/02 — 03/31/08	1,022
Gothenburg, Sweden	Sales and Administrative Office	02/14/07 — 02/28/08	613

We believe the facilities we occupy are well maintained and in good operating condition. Although we also believe these locations are adequate to meet our needs for the foreseeable future, we are continually evaluating our facility requirements in light of our need to provide cost effective global support with specific IT and language skills. These facilities include general office space and computer training classrooms. Because some of our services are performed at client sites, the cost of maintaining multiple offices is minimized.
Item 3. LEGAL PROCEEDINGS
From time to time we are involved in various litigation matters arising in the ordinary course of business. None of these matters, individually or in the aggregate, currently is material.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common stock trades on the NASDAQ® Global Market under the symbol “TEAM.” The following table sets forth the reported high and low sales prices of our common stock for the quarters indicated as reported by the NASDAQ® Global Market.

Year and Quarter	High	Low
2007
First Quarter	$12.87	$10.50
Second Quarter	13.75	11.42
Third Quarter	12.23	9.66
Fourth Quarter	14.08	11.42

2006
First Quarter	$11.59	$9.00
Second Quarter	11.23	8.72
Third Quarter	9.26	7.07
Fourth Quarter	11.30	7.82
The Company has historically not paid dividends on its common stock and is restricted from doing so under its current credit agreement with JPMorgan Chase Bank, N.A. Any future decision regarding the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our earnings, financial position, capital requirements, existing credit agreements and such other factors as the Board of Directors deems relevant. The Company does not intend on paying cash dividends in the foreseeable future.
TechTeam had approximately 341 shareholders of record as of March 1, 2008.
The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the fourth quarter of 2007:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May Yet
	of Shares	Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased (a)	per Share	Announced Programs	the Programs
October 1, 2007 to October 31, 2007	2,323	$13.11	—	—
November 1, 2007 to November 30, 2007	1,757	$12.37	—	—
December 1, 2007 to December 31, 2007	3,209	$12.09	—	—

(a)	All shares were purchased by the TechTeam Global Retirement Savings Plan (one of the Company’s 401(k) plans) using employer matching contributions made in cash or through the use of plan forfeitures. The purchases were not made pursuant to publicly announced plans and were made in the open market.
Information regarding our equity compensation plans is contained in “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
On August 31, 2007, we acquired all of the issued and outstanding capital stock of RL Phillips, Inc. for: (i) $1,850,000 and (ii) 25,337 shares of common stock having a market value on the acquisition date of $300,000, as determined by multiplying the number of shares issued by the average closing price per share of our common stock for three days before and three days after August 31, 2007. The shares may not be sold by the holders prior to September 30, 2010. The issuance of our common stock pursuant to this transaction was claimed to be exempt from registration under the Securities Act of 1933 (the “1933 Act”), pursuant to Section 4(2) of the 1933 Act.

Performance Graph
Set forth below is a graph comparing the cumulative total return on TechTeam’s common stock from January 1, 2002 through December 31, 2007, with that of the NASDAQ Stock Market — U.S. Index (the “NASDAQ U.S. Index”) and the NASDAQ Computer & Data Processing Services Stocks Index (the “NASDAQ Computer Index”) over the same period. The graph assumes that the value of the investment in TechTeam’s common stock, the NASDAQ U.S. Index and the NASDAQ Computer Index was $100 on January 1, 2002, and that all dividends were reinvested.
The graph displayed below is presented in accordance with U.S. Securities and Exchange Commission requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. This graph in no way reflects TechTeam’s forecast of future financial performance.

				Total Return Index
	Dec 2002	Dec 2003	Dec 2004	Dec 2005	Dec 2006	Dec 2007
NASDAQ U.S.	$100	$150	$163	$166	$183	$198
NASDAQ Computer	$100	$132	$145	$150	$169	$206
TechTeam Global	$100	$94	$137	$135	$151	$170

Item 6. SELECTED FINANCIAL DATA
The following table presents information derived from our consolidated financial statements for each of the five years ended December 31, 2007. This information should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data.” The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

	Year Ended December 31,
Statements of Operations Data	2007		2006		2005		2004		2003
	(In thousands, except per share data)
Revenue
Commercial
IT Outsourcing Services	$104,659		$86,461		$76,845		$77,205		$67,669
IT Consulting and Systems Integration	28,064		24,013		24,483		14,641		8,195
Other Services	20,219		9,497		9,010		8,000		9,969

Total Commercial	152,942	(a)	119,971		110,338	(c)	99,846	(e)	85,833
Government Technology Services	69,254	(b)	47,393		56,159	(d)	28,142	(f)	—

Total revenue	$222,196		$167,364		$166,497		$127,988		$85,833

Income before income taxes	$9,639		$2,750	(g)	$7,796		$7,175	(h)	$1,248
Income tax provision	3,343		873		2,402		2,547		1,438

Income (loss) from continuing operations	6,296		1,877		5,394		4,628		(190)
Income (loss) from discontinued operations	—		(43)		74		97		(856)
Net income (loss)	$6,296		$1,834		$5,468		$4,725		$(1,046)

Diluted earnings (loss) per common share

Income (loss) from continuing operations	$0.60		$0.18		$0.54		$0.48		$(0.02)
Income (loss) from discontinued operations	—		—		0.01		0.01		(0.09)

Net income (loss) per share	$0.60		$0.18		$0.54		$0.49		$(0.10)

Weighted average common shares and common share equivalents outstanding	10,506		10,176	(i)	9,832	(i)	8,904		10,066

Weighted average preferred shares outstanding	—		—	(i)	244	(i)	690		503

(a)	On February 9, 2007, we acquired 100% of the outstanding stock of SQM Sverige AB.

(b)	On May 31, 2007, we acquired 100% of the membership interest in NewVectors LLC, and on August 31, 2007, we acquired 100% of the outstanding stock of RL Phillips, Inc.

(c)	On October 3, 2005, we acquired 100% of the outstanding stock of Akela Informatique SRL.

(d)	On January 3, 2005, we acquired 100% of the outstanding stock of Sytel, Inc.

(e)	On May 13, 2004, we acquired 100% of the outstanding stock of Advanced Network Engineering NV/SA.

(f)	On December 31, 2003, we acquired 100% of the outstanding stock of Digital Support Corporation.

(g)	During 2006, we recorded expenses totaling $1.4 million for legal and professional fees associated with a proxy contest initiated by a shareholder, an asset impairment charge of $580,000 related to a software asset and $650,000 for the settlement of claims against the Company by certain former Company officers.

(h)	During 2004, we recorded an asset impairment charge of $485,000 related to a software asset.

(i)	In May 2005, the holder of our preferred stock converted all outstanding shares of preferred stock into 689,656 shares of common stock.

	As of December 31,
Balance Sheet Data	2007 (a)	2006	2005 (b)		2004 (c)	2003 (d)
	(In thousands)
Total assets	$182,169	$117,930	$123,010		$88,987	$77,700
Long-term obligations	33,963	5,426	14,115		1,699	408
Redeemable convertible preferred stock	—	—	—		5,000	5,000
Total shareholders’ equity	$97,031	$86,308	$78,240	(e)	$66,660	$60,770

(a)	On February 9, 2007, we acquired 100% of the outstanding stock of SQM Sverige AB. On May 31, 2007, we acquired 100% of the membership interest in NewVectors LLC. On August 31, 2007, we acquired 100% of the outstanding stock of RL Phillips, Inc.

(b)	On October 3, 2005, we acquired 100% of the outstanding stock of Akela Informatique SRL. On January 3, 2005, we acquired 100% of the outstanding stock of Sytel, Inc.

(c)	On May 13, 2004, we acquired 100% of the outstanding stock of Advanced Network Engineering NV/SA.

(d)	On December 31, 2003, we acquired 100% of the outstanding stock of Digital Support Corporation.

(e)	In May 2005, the holder of our preferred stock converted all outstanding shares of preferred stock into 689,656 shares of common stock.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
Overview
We are a global provider of information technology (“IT”), enterprise support and business process outsourcing services to Fortune 1000 companies, government entities, multinational companies, product and service providers, and small and medium-sized companies. Our business consists of two main components — our Commercial business and our Government business. Together, our IT Outsourcing Services segment, IT Consulting and Systems Integration segment and Other Services segment comprise our Commercial business. Our Government Technology Services segment comprises our Government business. In addition to managing our business by service line, we also manage our business by geographic markets — the Americas (defined as North America excluding our government-based subsidiaries), Europe and Government Solutions (defined as our government-based subsidiaries). Together, the Americas and Europe comprise our Commercial business.
Nearly three years ago, TechTeam began to make a transition from being a founder led company to a mature global services organization. During the past two years, significant strides have been made to establish the foundation necessary for the Company’s continued strong growth and profitability. Our efforts have included, among other things, pursuing acquisitions, improving our overall execution in areas such as service delivery and new business development, and instilling a greater sense of discipline and accountability throughout the organization. These initiatives enabled the Company to report earnings of $0.60 per diluted share, an increase of 233% from 2006, and record revenue of $222.2 million for fiscal 2007. Revenue grew by almost 33% in 2007 from a combination of growth through acquisitions and 14% growth in the base business.
During 2007, revenue from our Commercial business grew 27% over 2006, 17% excluding acquisitions, led by over 21% growth in IT Outsourcing Services. We are extending our global reach in our Commercial business by expanding into targeted geographies, and by leveraging the strong relationships that we have with current clients to expand the scope of our services to them globally. We entered 2007 with one global customer (defined as a customer that receives services from more than one major geography) and exited 2007 with four global customers. We continued our steady expansion of our service capabilities in Europe, and began providing support services in three new countries. Moreover, we accelerated our efforts to expand into locations with lower overall cost of providing services. Our strategy to leverage demand creation through alliance relationships continues to develop. As noted in the third quarter of 2007, TechTeam Global NV/SA, the Company’s Belgian subsidiary, was selected for the third time to provide service desk services as a subcontractor of a major European telecommunications provider, and as one of four preferred providers of service desk services in Europe to the customers of a major, U.S.-based manufacturer of computer equipment. Our focus on improving the efficiency of our service delivery execution and, consequently, the profitability of our projects is evident in our gross margin improvement in our Commercial business to 24.8% in 2007 from 23.2% in 2006.
Our Government business also made significant strides during 2007 as it grew 46% over 2006 primarily due to our acquisition of NewVectors LLC (“NewVectors”) on May 31, 2007, and RL Phillips, Inc. (“RL Phillips”) on August 31, 2007. These acquisitions enhance our competitiveness on larger opportunities by adding greater breadth and scale to our Government operations and broadening our capabilities in this market. NewVectors broadens and deepens our Department of Defense footprint, while adding an enhanced skill set, particularly around logistics modernization, modeling and simulation, and business transformation, and RL Phillips adds primarily information assurance services. We believe that we are now more capable of effectively competing for larger contracts in the government services marketplace with this strengthened value proposition for our customers.
In the fall of 2007, the Board of Directors and the Company’s then president and chief executive officer, William C. Brown (“Chris”), agreed that Mr. Brown’s employment contract would not be renewed upon its completion in February 2009. Mr. Brown remains an employee and a director of the Company. On February 11, 2008, after an extensive search process, Gary J. Cotshott joined the Company in the role of president and chief executive officer. Mr. Cotshott brings 34 years of global services industry experience with him from his tenures at NCR Corporation and Dell Inc., and is undertaking a thorough review and evaluation of the Company, including, but not necessarily limited to, its organizational structure, operating efficiency and long-term business strategies.

Results of Operations
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
Revenue

	Year Ended December 31,		Increase	%
	2007	2006	(Decrease)	Change
		(In thousands)
Revenue
Commercial Business
IT Outsourcing Services	$104,659	$86,461	$18,198	21.0%
IT Consulting and Systems Integration	28,064	24,013	4,051	16.9%
Other Services	20,219	9,497	10,722	113%

Total Commercial	152,942	119,971	32,971	27.5%
Government Technology Services	69,254	47,393	21,861	46.1%

Total revenue	$222,196	$167,364	$54,832	32.8%

Total Company revenue increased 32.8% to $222.2 million through a combination of acquisitions and organic growth from both new and existing customers across all service lines. Excluding revenue contributed by three acquisitions completed in 2007, total Company revenue increased 13.5% to $189.9 million. This organic growth in revenue was over 17% in the Commercial business and about 4% in the Government business. Revenue from the Commercial business in 2007 was also favorably impacted by approximately $6.2 million from the weakening of the U.S. dollar over 2006 relative to the international currencies in which we conduct business. We are unable to predict the effect fluctuations in international currencies will have on our revenue in 2008, but since the euro continues at record levels against the U.S. dollar, there could be significant revenue volatility.
IT Outsourcing Services
Revenue from IT Outsourcing Services increased 21.0% to $104.7 million in 2007, from $86.5 million in 2006, as a result of revenue growth of 11.7% in the Americas and 30.0% in Europe. Our revenue growth reflects our continuing success at being able to grow existing accounts in our Commercial business by expanding the scope of our services and the geographies in which we deliver services. As noted in the overview, we entered the year with one global customer and exited 2007 with four global customers, and we expanded the scope of services we provide to a number of customers. Revenue growth in the Americas also reflects greater activity on certain accounts that were ramping up in 2006 and a new Fortune 500 account added in the fourth quarter of 2007. Revenue growth in Europe also resulted from a combination of new account growth, our acquisition of SQM and the weakening of the U.S. dollar over 2006 relative to the international currencies in which we conduct business. If IT Outsourcing Services revenue in Europe were translated into U.S. dollars at the average exchange rate in 2006, reported revenue would have decreased approximately $4.4 million in 2007. Since most of our international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit is considerably less that the estimated impact on revenue, and it is not significant.
Ford is the Company’s largest Commercial customer. IT Outsourcing Services revenue generated from Ford globally decreased 0.8% to $36.6 million in 2007, from $36.9 million in 2006. Revenue from Ford declined over 9% in the Americas while revenue in Europe increased in each country in which we deliver services to Ford resulting in aggregate growth in Europe of over 14%. Please refer to our discussion of Ford in the “Impact of Business with Major Clients” section of MD&A.
The Company has several IT Outsourcing contracts that expire in 2008; most notably the Ford Global SPOC Contract and several accounts in the Americas and Europe that together comprised 32% of the Company’s total revenue in 2007. While we feel that we are well positioned to renew many of these contracts in 2008, it is not possible to predict the outcome of these renewals or the terms under which the renewals will occur. Notably, two projects comprising about 4% of IT Outsourcing Services revenue in 2007 are not renewing their contracts at the end of March 2008.

IT Consulting and Systems Integration
Revenue from IT Consulting and Systems Integration increased 16.9% to $28.1 million in 2007, from $24.0 million in 2006. We experienced an increase in revenue in Europe of $5.8 million, or 59.5%, driven primarily by new and existing customer growth at TechTeam Akela and the acquisition of SQM. Excluding revenue from the acquisition of SQM, revenue in Europe increased 43.8% to $14.1 million, and revenue globally increased 10.4% to $26.5 million. The increase in revenue in Europe was partially offset by a decline in revenue in the Americas of 12.6% from the wind-down of certain systems implementation and training projects in our hospitality business. We anticipate that our business in the Americas will increase in 2008 over 2007 as a result of new projects awarded to us by customers in the hospitality industry.
Government Technology Services
Revenue from Government Technology Services increased 46.1% to $69.3 million in 2007, from $47.4 million in 2006, primarily due to our acquisitions of NewVectors and RL Phillips. Excluding revenue from these acquisitions, revenue increased 3.8% to $49.2 million. As discussed in our quarterly filings on Form 10-Q, our Government business was adversely affected in 2007 by the difficult government contracting environment created by the “continuing resolution” funding the civilian agencies enacted by the U.S. Federal Government for fiscal 2007. Our Government business was also impacted by the uncertainty created in funding for our Department of Defense customers earlier in 2007 when the supplemental war funding bill was passed later than anticipated, as they contemplated the need to reallocate funds to support the war effort and delayed procurement decisions. When the U.S. Federal Government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect our revenue, profit and cash flow during the period of delay. While we experienced delays in customer procurement decisions, revenue from our Government business grew 11.8% in fourth quarter of 2007 over the comparable period in 2006. Please refer to our discussion of the U.S. Federal Government in the “Impact of Business with Major Clients” section of MD&A.
Gross Profit and Gross Margin

	Year Ended December 31,
	2007		2006
		Gross		Gross	Increase	%
	Amount	Margin %	Amount	Margin %	(Decrease)	Change
	(In thousands, except percentages)
Gross Profit
Commercial
IT Outsourcing Services	$26,888	25.7%	$21,102	24.4%	$5,786	27.4%
Asset impairment loss	—	—	(580)	—	580	—

Total IT Outsourcing Services	26,888	25.7%	20,522	23.7%	6,366	31.0%
IT Consulting and Systems
Integration	6,187	22.0%	5,741	23.9%	446	7.8%
Other Services	4,789	23.7%	1,610	17.0%	3,179	198%

Total Commercial	37,864	24.8%	27,873	23.2%	9,991	35.8%
Government Technology Services	18,978	27.4%	12,604	26.6%	6,374	50.6%

Total gross profit	$56,842	25.6%	$40,477	24.2%	$16,365	40.4%

The 40.4% increase in gross profit to $56.8 million was attributable to a combination of growth from acquisitions, organic growth from both new and existing customers across all service lines and gross margin improvement across most service lines. Gross profit growth and gross margin improvement in our Commercial business was led by IT Outsourcing Services and our acquisition of SQM. Gross profit growth and gross margin improvement in our Government business was principally due to acquisitions. Excluding gross profit contributed by acquisitions completed in 2007, total gross profit increased 17.0% to $47.4 million and gross margin improved to 24.9%.

IT Outsourcing Services
Gross profit from IT Outsourcing Services increased 31.0% to $26.9 million in 2007, from $20.5 million in 2006, and gross margin increased to 25.7% from 23.7%. Gross profit in 2006 included an asset impairment loss of $580,000 related to our decision to discontinue using certain software. Gross profit growth and gross margin improvement occurred in the Americas and included improved performance on two specific accounts, which impaired the America’s gross margin during 2006 while the accounts were ramping up, and over 74% revenue growth from a major U.S.-based customer that is now a global account. Gross profit increased in Europe, but gross margin declined primarily due to a contract renegotiation with a customer during the first quarter of 2007, which resulted in new pricing and severance costs relating to reduction of staff, and costs associated with employee recruiting and retention in Romania where we have had an increasingly difficult time recruiting qualified employees for specialized requirements, such as German language skills and IT infrastructure skills. Accordingly, we are in the process of opening satellite offices in Stockholm, Sweden; Dresden, Germany; and Sibiu, Romania, in order to obtain a better blend of resource skills. With this site expansion, we believe that we will be able to manage, at a lower cost per technician, the multiple variables that affect the pricing of a globally delivered multilingual service desk including, but not limited to, language distribution, hours of operation and technical skills. Furthermore, we are exploring ways to enhance our ability to provide support in the languages of the Asia-Pacific region while lowering our total cost of labor. Accordingly, during 2008, we anticipate that we will place service desk operations in Asia-Pacific that provide for multilingual capabilities and/or a lower total cost of service.
IT Consulting and Systems Integration
Gross profit from IT Consulting and Systems Integration increased 7.8% to $6.2 million in 2007, from $5.7 million in 2006, driven by new customer growth at TechTeam Akela and our acquisition of SQM. Gross margin decreased to 22.0% in 2007, from 23.9% in 2006, due to a decline in the Americas and, to a lesser extent, in Europe. We experienced a decrease in profitability in the Americas primarily from the wind-down of certain systems implementation and training projects in our hospitality business and training costs that were incurred for a new hospitality project. These decreases were partially offset by improved profitability from our Ford-related services, which, had experienced a decline in gross profit and gross margin in 2006.
Government Technology Services
Gross profit from our Government Technology Services segment increased 50.6% to $19.0 million in 2007, from $12.6 million in 2006, and gross margin increased to 27.4% from 26.6%. The increase in gross profit and gross margin is primarily due to our acquisition of NewVectors. Excluding gross profit from acquisitions, gross profit increased slightly and gross margin decreased slightly. The decline in gross margin from 2006 is due to various factors that include hiring additional personnel to support our operations and increasing employee benefits to ensure that we remain competitive in the workplace for attracting the best employees. Moreover, our Government business was adversely affected in 2007 by the difficult government contracting environment created by the continuing resolution discussed earlier in this MD&A. Please refer to our discussion of the U.S. Federal Government in the “Impact of Business with Major Clients” section of MD&A.

Geographic Market Discussion

	Year Ended December 31,		Increase	%
	2007	2006	(Decrease)	Change
		(In thousands)
Revenue
Commercial
Americas	$68,022	$63,494	$4,528	7.1%
Europe	84,920	56,477	28,443	50.4%

Total Commercial	152,942	119,971	32,971	27.5%
Government	69,254	47,393	21,861	46.1%

Total revenue	$222,196	$167,364	$54,832	32.8%

Gross Margin
Commercial
Americas	23.0%	20.3%
Europe	26.1%	26.5%

Total Commercial	24.8%	23.2%
Government	27.4%	26.6%

Total Gross Margin	25.6%	24.2%

Americas
Revenue generated in the Americas increased 7.1% to $68.0 million in 2007, from $63.5 million in 2006, led by almost 12% revenue growth from IT Outsourcing Services. In addition, revenue from our Other Services segment increased over 19% in the Americas from a new global account, while revenue from IT Consulting and Systems Integration decreased over 12% primarily from the wind-down of certain systems implementation and training projects in our hospitality business.
Gross margin from the Americas increased to 23.0% in 2007 from 20.3% in 2006. Gross margin in 2006 includes an asset impairment loss of $580,000 related to our decision to discontinue using certain software that, when excluded, results in gross margin of 21.3% in 2006. Gross margin improvement occurred in the Americas primarily due to improved performance on two specific accounts, which impaired the America’s gross margin while they were ramping up during 2006, and over 74% revenue growth from a major U.S.-based customer that is now a global account. These improvements were partially offset by a decrease in gross margin from IT Consulting and Systems Integration from the wind-down of certain projects in our hospitality business.
Europe
Revenue generated in Europe increased 50.4% to $84.9 million in 2007, from $56.5 million in 2006, due to revenue growth across all service lines from new and existing account growth, our acquisition of SQM and the weakening of the U.S. dollar over 2006 relative to the international currencies in which we conduct business. If revenue in Europe were translated into U.S. dollars at the comparable average exchange rate in 2006, reported revenue would have decreased approximately $6.2 million in 2007. Since most of our international operating expenses are incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on operating margins is not significant. Excluding the acquisition of SQM, revenue in Europe increased 28.7% to $72.7 million led by 24.9% organic growth in IT Outsourcing Services.
Gross margin from Europe decreased slightly to 26.1% in 2007, from 26.5% in 2006, primarily due to a contract renegotiation with an IT Outsourcing Services customer during the first quarter of 2007, which resulted in new pricing and severance costs relating to reduction of staff. Gross margin in Europe also declined from the need to increase staff on certain IT Outsourcing Services projects in order to meet agreed-upon service levels.

Operating Expenses and Other

	Year Ended December 31,		Increase	%
	2007	2006	(Decrease)	Change
		(In thousands)
Operating Expenses and Other
Selling, general and administrative expense	$46,547	$38,317	$8,230	21.5%
Net interest income (expense)	$(572)	$776	$(1,348)	(174)%
Foreign currency transaction loss	$(84)	$(186)	$102	(54.8)%
Income tax provision	$3,343	$873	$2,470	283%
Selling, general and administrative expense increased 21.5% to $46.5 million in 2007, from $38.3 million in 2006; however, SG&A expense as a percentage of revenue declined to 20.9% of total revenue in 2007 from 22.9% in 2006. SG&A expense in 2007 includes the impact from acquisitions, and SG&A expense in 2006 includes professional fees totaling $2.1 million related to a shareholder complaint and proxy contest, the settlement agreement related to the complaint and proxy contest matters, and professional fees and a settlement charge related to claims filed against the Company by former officers. Excluding acquisitions completed in 2007 and the aforementioned professional fees and settlement expenses in 2006, SG&A expense was $39.7 million in 2007, or 20.9% of revenue in 2007, as compared to $36.2 million in 2006, or 21.6% of revenue in 2006. SG&A expense increased year-over-year as we are making investments to support our growth and global expansion and enhance our value-added service capabilities in areas such as employee recruiting and retention, sales and marketing resources, selection of new delivery sites, new business launches in Europe, and the effect of the weakening of the U.S. dollar from 2006. These increases were partially offset by reduced facility costs from expired and renegotiated leases.
In connection with the decision between the Board of Directors and Mr. Brown not to renew Mr. Brown’s contract upon its completion in February 2009, Mr. Brown’s Employment and Noncompetition Agreement was amended. Under the terms of the amendment, (1) the vesting of all outstanding, unvested stock-based awards will accelerate and become fully vested, (2) Mr. Brown will have until February 15, 2010 to exercise outstanding stock options and (3) Mr. Brown will be paid a bonus for fiscal 2008 of not less than $75,000. The modification of the stock-based awards to accelerate vesting and extend the period in which stock options may be exercised will result in additional compensation expense of $192,000 in the first quarter of 2008.
We incurred net interest expense of $572,000 in 2007, compared to net interest income of $776,000 in 2006. The increase in net interest expense is primarily due to interest expense on long-term debt issued in connection with the acquisitions of NewVectors and RL Phillips.
The consolidated effective tax rate of 34.7% for 2007, differs from the statutory tax rate of 34% primarily due to state income taxes and nondeductible expenses, which are partially offset by the tax benefit of tax rates in certain foreign countries that are lower than 34%. The consolidated effective tax rate in 2007 increased from 31.7% for 2006 primarily due to greater income in jurisdictions with higher tax rates and operating losses in certain jurisdictions for which a tax benefit has not been recorded.

Results of Operations
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Revenue

	Year Ended December 31,		Increase	%
	2006	2005	(Decrease)	Change
		(In thousands)
Revenue
Commercial
IT Outsourcing Services	$86,461	$76,845	$9,616	12.5%
IT Consulting and Systems Integration	24,013	24,483	(470)	(1.9)%
Other Services	9,497	9,010	487	5.4%

Total Commercial	119,971	110,338	9,633	8.7%
Government Technology Services	47,393	56,159	(8,766)	(15.6)%

Total revenue	$167,364	$166,497	$867	0.5%

As shown in the above table, the moderate increase in revenue to $167.4 million in 2006 is attributable to growth in IT Outsourcing Services largely from new customer contracts that was offset by revenue declines from the conclusion of certain contracts in Government Technology Services and the wind-down of certain systems implementation and training projects in IT Consulting and Systems Integration. Excluding revenue from our acquisition of Akela on October 3, 2005, revenue decreased slightly to $163.0 million in 2006, from $165.7 million in 2005. Revenue was also positively affected by the weakening of the U.S. dollar over 2005 relative to the international currencies in which we conduct business, which increased revenue by approximately $503,000 over 2005.
IT Outsourcing Services
Revenue from IT Outsourcing Services increased 12.5% to $86.5 million in 2006, from $76.8 million in 2005, as a result of an 18.3% increase in revenue in the Americas from new customer contracts awarded in 2006 and the fourth quarter of 2005, and a 7.5% increase in revenue in Europe primarily from growth in Ford, new customer accounts and our shared services offering for our pharmaceutical clients. The revenue increase in the Americas was partially offset by a decline in revenue from certain existing customers, including over an 8% decline in revenue in Ford. Revenue in Europe was positively affected by the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business. If IT Outsourcing Services revenue in Europe were translated into U.S. dollars at the comparable average exchange rate in 2005, reported revenue would have decreased approximately $167,000 in 2006. Since most of our international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit is considerably less than the estimated impact on revenue and is not significant.
Globally, IT Outsourcing Services revenue generated from Ford declined 3.6% to $36.1 million in 2006, from $37.4 million in 2005. Revenue from Ford declined in each country (United States, Germany and Sweden) except the United Kingdom, where we began providing SPOC services to the Jaguar and Land Rover units of Ford in March 2006. Revenue from Ford in other regions decreased primarily due to a reduction in the number of seats supported as Ford continues to restructure its operations and reduce its worldwide workforce and from lower prices charged under the Global SPOC Program contract renewal on December 1, 2005. Please refer to our discussion of Ford in the “Impact of Business with Major Clients” section of MD&A.
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
Gross Profit and Gross Margin

	Year Ended December 31,
	2006		2005
		Gross		Gross	Increase	%
	Amount	Margin %	Amount	Margin %	(Decrease)	Change
	(In thousands, except percentages)
Gross Profit
Commercial
IT Outsourcing Services	$21,102	24.4%	$18,415	24.0%	$2,687	14.6%
Asset impairment loss	(580)	—	—	—	(580)	—

Total IT Outsourcing Services	20,522	23.7%	18,415	24.0%	2,107	11.4%
IT Consulting and Systems
Integration	5,741	23.9%	6,068	24.8%	(327)	(5.4)%
Other Services	1,610	17.0%	1,820	20.2%	(210)	(11.5)%

Total Commercial	27,873	23.2%	26,303	23.8%	1,570	6.0%
Government Technology Services	12,604	26.6%	14,880	26.5%	(2,276)	(15.3)%

Total gross profit	$40,477	24.2%	$41,183	24.7%	$(706)	(1.7)%

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

IT Outsourcing Services
Gross profit from IT Outsourcing Services increased 11.4% to $20.5 million in 2006, from $18.4 million in 2005. Gross margin decreased to 23.7% in 2006, from 24.0% in 2005. In 2006, gross profit included an asset impairment loss recorded in the first quarter for the net carrying value of assets of $580,000 related to our decision to discontinue using certain software. Excluding the asset impairment loss, gross margin increased to 24.4% in 2006. This segment experienced an increase in gross profit and gross margin related to our shared services offering in Europe for our pharmaceutical clients where we experienced over 45% revenue growth and were successful in enhancing our workforce distribution of the service delivery for these customers; however, this and other improvements in gross margin were largely offset by substandard and delayed profitability on two, new major customer accounts in the Americas, the largest of which was launched in three phases over an eight-month period that ended in June 2006. We diligently pursued improvement programs for these two new customer accounts and other accounts that had been performing below expectations. These accounts experienced an improvement in gross profit and gross margin during the second half of 2006 and into 2007.
IT Consulting and Systems Integration Services
Gross profit from IT Consulting and Systems Integration decreased 5.4% to $5.7 million in 2006, from $6.1 million in 2005, and gross margin decreased to 23.9% in 2006, from 24.8% in 2005. The decrease in gross profit and gross margin was primarily due to the wind-down of certain systems implementation and training projects in our hospitality business that drove significant growth in this segment in 2005, and from a temporary decline in gross profit and gross margin from our on-going project installing personal computers at Ford, which is subcontracted through Dell Inc. These declines were partially offset by our acquisition of Akela in October 2005.
Government Technology Services
Gross profit from our Government Technology Services segment decreased 15.3% to $12.6 million in 2006, from $14.9 million in 2005, while gross margin increased slightly to 26.6% in 2006, from 26.5% in 2005. The decrease in gross profit is primarily due to the conclusion of two contracts that provided $6.0 million in revenue in 2005, and the completion of projects at other customers.
Geographic Market Discussion

	Year Ended December 31,		Increase	%
	2006	2005	(Decrease)	Change
		(In thousands)
Revenue
Commercial
Americas	$63,494	$60,349	$3,145	5.2%
Europe	56,477	49,989	6,488	13.0%

Total Commercial	119,971	110,338	9,633	8.7%
Government	47,393	56,159	(8,766)	(15.6)%

Total revenue	$167,364	$166,497	$867	0.5%

Gross Margin
Commercial
Americas	20.3%	24.9%
Europe	26.5%	24.1%

Total Commercial	23.2%	23.8%
Government	26.6%	26.5%

Total Gross Margin	24.2%	24.7%

Americas
Revenue generated in the Americas increased 5.2% to $63.5 million in 2006, from $60.3 million in 2005, primarily due to 18% revenue growth from IT Outsourcing Services resulting from new customer contracts awarded in 2006 and the fourth quarter of 2005. This increase was partially offset by a decline in revenue from certain existing customers, including over an 8% decline in revenue in Ford, and about a 17% decline in revenue from IT Consulting and Systems Integration from the wind-down of certain projects.
Gross margin from the Americas decreased to 20.3% in 2006, from 24.9% in 2005. Gross margin in 2006 includes an asset impairment loss for the net carrying value of assets of $580,000 related to our decision to discontinue using certain software. Excluding the asset impairment loss, gross margin decreased to 21.3% in 2006. The Americas experienced a decrease in gross margin from IT Consulting and Systems Integration from the wind-down of certain projects and from IT Outsourcing Services related to the aforementioned substandard and delayed profitability on two, new major customer accounts, the largest of which was launched in three phases over an eight-month period that ended in June 2006.
Europe
Revenue generated in Europe increased 13.0% to $56.5 million in 2006, from $50.0 million in 2005, primarily due to our acquisition of Akela. Excluding revenue from Akela, revenue generated in Europe increased 6.0% to $52.1 million in 2006, primarily due to revenue growth in IT Outsourcing Services from our shared services offering for our pharmaceutical clients, Ford and new customer accounts. Revenue was also positively affected by the weakening of the U.S. dollar relative to the European euro and other international currencies in which we conduct business. If revenue in Europe for each quarter in 2006 were translated into U.S. dollars at the comparable average exchange rate in 2005, reported revenue would have decreased approximately $503,000. Although the impact of exchange rate fluctuations did not have a significant effect on reported revenue for 2006, the estimated impact on revenue was significant on a quarter-by-quarter basis. Reported revenue in the first and second quarters of 2006 was negatively affected by approximately $1.4 million, most of which occurred in the first quarter, while reported revenue in the third and fourth quarters of 2006 was favorably affected by approximately $1.9 million, most of which occurred in the fourth quarter.
Gross margin from Europe increased to 26.5% in 2006, from 24.1% in 2005. Europe experienced an increase in gross margin due to margin improvements on various existing IT Outsourcing accounts, particularly our shared services offering for our pharmaceutical clients where we experienced 45% revenue growth and were successful in enhancing our workforce distribution of the service delivery for these customers. The gross margin improvement on existing accounts is a combination of focused improvement efforts on certain accounts and project-based, add-on work that we perform from time-to-time.
Operating Expenses and Other

	Year Ended December 31,		Increase	%
	2006	2005	(Decrease)	Change
		(In thousands)
Operating Expenses and Other
Selling, general and administrative expense	$38,317	$33,992	$4,325	12.7%
Net interest income	$776	$390	$386	99.0%
Foreign currency transaction gain (loss)	$(186)	$215	$(401)	(187)%
Income tax provision	$873	$2,402	$(1,529)	(63.7)%
Selling, general, and administrative (“SG&A”) expense increased 12.7% to $38.3 million in 2006, or 22.9% of total revenue, from $34.0 million in 2005, or 20.4% of total revenue. The increase in SG&A expense can be primarily attributed to: (1) legal and professional fees associated with responding to a complaint filed by a shareholder (“Costa Brava”) seeking to inspect certain books and records of the Company, matters relating to the proxy contest initiated by Costa Brava related to the election of our Board of Directors, and the Settlement Agreement with respect to these matters, (2) costs related to the settlement of claims previously reported by the

Company that were brought against it by certain former Company officers, (3) an increase in Board of Director fees, including the value of potential equity awards, (4) the acquisition of Akela, (5) stock-based compensation expense related to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” primarily attributable to stock options issued in 2006, (6) an increase in 401(k) expense related to increased employer matching contributions, more participants in the plan, and the absence of a benefit from using plan forfeitures to reduce employer contributions as we were able to do in 2005 and (7) increased technology infrastructure costs. These increases were partially offset by a decrease in professional fees related to our annual audit and tax compliance requirements and ongoing compliance with the Sarbanes-Oxley Act of 2002, and reduced facility costs as we consolidated offices and allowed certain leases to expire.
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
Impact of Business with Major Clients
We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. Ford accounted for 20.1% of our total revenue in 2007, as compared to 26.4% in 2006 and 27.4% in 2005. The U.S. Federal Government accounted for 27.1% of our total revenue in 2007, as compared to 24.9% in 2006 and 30.0% in 2005. No single agency or department of the U.S. Federal Government comprised 10% or greater of our total revenue in 2006 and 2005; however, in the aggregate, approximately 15.9% of our total revenue in 2007 was derived from agencies within the U.S. Department of Defense.
Ford Motor Company
Our business with Ford consists of service desk and desk side services, technical staffing, network management and a specific project installing personal computers subcontracted through Dell Inc. Revenue generated through our business with Ford increased to $44.6 million in 2007, from $44.1 million in 2006 and $45.7 million in 2005. The increase in revenue for 2007 is largely due to the weakening of the U.S. dollar against European currencies in which we perform services.
Our largest contract with Ford is our Ford Global SPOC Program, which is currently scheduled to expire at the end of November 2008. Ford continues to seek cost savings on its total cost of IT infrastructure support, and we continue to work with Ford during the contract renewal process to find ways to reduce the total cost for our services. We recently expanded the SPOC Program to provide SPOC services to Volvo Car Company, to whom we used to provide infrastructure support services as a subcontractor. Except for Volvo, for whom we billed on an per-incident basis, we provide a set of infrastructure support services under specific service level metrics, and we invoice Ford based upon the number of seats we support. The number of seats supported is determined bi-annually on December 1 and June 1 of each year. If certain contractual conditions are met, Ford and TechTeam have the right during each six month period to request one out-of-cycle seat adjustment. As a result of Ford’s corporate restructuring during 2007, we saw a 12% decline in seats supported in the U.S.; however, we saw a 60% increase in seats supported in Europe as a result of Volvo joining the SPOC Program in the fourth quarter although we continue to invoice Volvo on a per-incident basis. In our work on the contract renewal with Ford, we are attempting to offset the anticipated decrease in the price charged for our services with an increase in the number of seats supported and the expansion of the scope of our services. Except for the uncertainty around our continuing to provide services to the Jaguar and Land Rover units, if Ford concludes the sale of these units, we believe we are well positioned to expand the SPOC program.

We have been informed by Ford that certain services that we perform for Ford, valued at approximately $4 million in annual revenue, will be transitioned to internal Ford staff by the end of the first quarter of 2008. As a result of this and other changes in the mix and volume of services provided to Ford, it is possible that we may lose 6-8% of our 2007 revenue from Ford in 2008, with a small degradation of gross profit margin.
We do not believe that Ford’s financial condition will otherwise affect our business with Ford or the collectibility of our accounts receivable from Ford; however, any failure to retain a significant amount of business with Ford, a bankruptcy filing or other restructuring by Ford, would have a material adverse effect on our operating results and liquidity.
U.S. Federal Government
We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government increased to $60.3 million in 2007, from $41.7 million in 2006 and $50.0 million in 2005.
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
The results of our Government business have been negatively impacted by the difficult government contracting environment created by the continuing resolution enacted by the U.S. Federal Government in 2007 and the delayed passage of the supplemental appropriations bill for the conflicts in Iraq and Afghanistan. As a result of this environment, many customers have delayed procurement actions. As a result, we have experienced delays in our expected new business development. With the NewVectors acquisition, the Company now derives a greater portion of its government revenue from short-term, project-based work. The uncertainty in government spending makes it more difficult to manage resources. Moreover, in 2008, our contract with the Business Transformation Agency of the Department of Defense is up for renewal. Revenue from the Business Transformation Agency totaled $7.2 million for the seven months ended December 31, 2007, since the acquisition of NewVectors. While we believe that, as a member of a team with other contractors, we are well positioned to obtain the renewal, there can be no assurances in this regard.
New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations,” and SFAS No. 160 “Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51.” These pronouncements are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited, thus the provisions of these pronouncements will be effective for the Company in fiscal 2009. The Company is evaluating the potential impact of SFAS 141R and SFAS 160 on the consolidated financial statements.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 159 will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective date of FASB Statement No. 157.” FASB Staff Position No. FAS 157-2 delays the effective date of certain provisions of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 will have a material impact on the consolidated financial statements.
Liquidity and Capital Resources
Cash and cash equivalents were $19.4 million at December 31, 2007, as compared to $30.1 million at December 31, 2006. Cash and cash equivalents decreased $10.7 million in 2007 as a result of $47.2 million in cash used for acquisitions, $6.3 million in payments to reduce long-term debt and $3.9 million in cash used for capital expenditures. These uses of cash were partially offset by $38.9 million from the issuance of long-term debt, $5.9 million in cash provided by operations and $1.1 million in proceeds from the issuance of common stock upon exercise of stock options.
Operating activities provided cash of $5.9 million in 2007, which was generated primarily from net income prior to non-cash charges for depreciation and amortization of $7.0 million. This was partially offset by non-cash working capital increases of $7.4 million largely from increases in accounts receivable partially offset by a decrease in accounts payable. Accounts receivable increased $17.1 million, net of acquisitions, as a result of over 13% organic revenue growth in 2007 and delays in payment remittances from multiple customers. The Company believes the collection delays experienced in the fourth quarter of 2007 are temporary and do not represent customer disputes. Operating activities provided cash of $3.4 million in 2006. The increase cash provided by operating activities in 2007 was the result of higher net income partially offset by increases in working capital.
Investing activities used cash of $51.0 million in 2007, compared to $4.7 million in 2006, as a result of acquisitions.
Financing activities provided cash of $34.3 million in 2007, primarily due to the issuance of $38.9 million in long-term debt that was partially offset by payments on long-term debt of $6.3 million. Financing activities used cash of $4.7 million in 2006, primarily due to payments on long-term debt that were partially offset by cash proceeds from the exercise of Company stock options.
Long-term cash requirements, other than for normal operating expenses, are anticipated for the continued expansion in Europe, new expansion into the Asia-Pacific region, enhancements of existing technologies, additional consideration that is or may become payable to the selling shareholders of previously acquired companies based on specific performance conditions and operating targets, possible repurchases of our common stock and the possible acquisition of businesses complementary to our existing businesses. We believe that positive cash flows from operations, together with existing cash balances, will continue to be sufficient to meet our ongoing operational requirements for the next twelve months and foreseeable future. We have historically not paid dividends, and we are restricted from doing so under our credit agreement with JPMorgan Chase Bank, N.A.
Material Commitments
Following are contractual obligations outstanding at December 31, 2007:

		Operating
Maturities of Contractual Obligations	Debt	Leases
Less than one year	$—	$4,209
1-3 years	—	10,252
4-5 years	37,017	5,702
Thereafter	—	3,166

Total	$37,017	$23,329

Critical Accounting Policies and Estimates
We prepare our financial statements in conformity with United States generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements under GAAP requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates including those related to uncollectible accounts receivable, contingent liabilities, revenue recognition, goodwill and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. Management believes that our critical accounting policies that require more significant judgments and estimates in the preparation of our consolidated financial statements are revenue recognition, deferred income taxes, accounts receivable, goodwill impairment, long-lived assets and identifiable intangible asset impairment, and business combinations.
Revenue Recognition
Under all situations, revenue is not recognized until earned, which is when persuasive evidence of an arrangement exists, services have been provided, the revenue terms are fixed and determinable, and collectibility is reasonably assured.
We earn revenue under our IT Outsourcing Services segment under one of the following four models: (1) time and material contracts under which we bill an agreed rate for each help desk agent based on the number of units (i.e., hours or days) the individual agent worked during the month; (2) per-transaction contracts under which we bill an agreed rate per incident or call handled during a month or per minute for the length of the telephone call for the incident; (3) fixed monthly fee contracts under which we agree to provide all of the agreed-upon scheduled services on a monthly basis for a fixed monthly fee; and (4) per-seat contracts under which we agree to provide agreed-upon scheduled services for a monthly fee that is determined by multiplying the number of users supported at the customer by the monthly per-seat fee. Within the IT Outsourcing Services segment, greater than 99% of our services are delivered as a “monthly service” and not over multiple periods. We also refer to our fixed-fee and per-seat contracts as “managed service” contracts. Many of our contracts that we bill on a per-transaction basis contain a minimum monthly fee, which is derived by multiplying the agreed-upon forecast of anticipated incidents by an agreed-upon minimum percentage. Under this arrangement, we receive a minimum revenue amount for having committed to provide a specific level of staff to support the services projected during a month. Since we invoice the customer for the minimum fee and do not reduce future billings, we recognize the minimum fee as revenue in the month in which the incidents are below the customer’s minimum forecast. Incident resolution usually occurs in the same month that incidents are reported. Under our managed service contracts, we generally do not incur material costs in a future month to complete a service obligation that arose in a prior month. In those instances where our service obligation is not complete for a month and we expect to incur more than immaterial costs in a future month, we will defer an amount of revenue that represents the fair value of that service obligation.
Revenue from all other services that we provide under our other operating segments — Government Technology Services, IT Consulting and Systems Integration, and Other Services — may be categorized into two primary types: time and material and fixed price. For the year ended December 31, 2007, approximately 75% of our revenue in these business segments was time and material and 21% were fixed price (a substantial majority of which are fixed price level of effort contracts). Revenue is recognized under time and materials contracts as time is spent at hourly rates, which are negotiated with the customer, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue is recognized under the majority of fixed price contracts, which are predominantly level of effort contracts, using the cost-to-cost method for all services provided. In addition, we evaluate contracts for multiple deliverables, which may require the segmentation of each deliverable into separate accounting units for proper revenue recognition.

Our contracts with agencies of the U.S. Federal Government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. From time to time, we may proceed with work and recognize revenue on unfunded portions of existing contracts based on customer direction pending finalization and signing of formal funding documents. In evaluating the probability of funding being received, we consider our previous experience with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue is deferred and is not recognized.
We recognize revenue under cost-based U.S. Federal Government contracts based on allowable contract costs, as mandated by the U.S. Federal Government’s cost accounting standards. The costs we incur under U.S. Federal Government contracts are subject to regulation and audit by certain agencies of the U.S. Federal Government. Contract cost disallowances, resulting from government audits, have not historically been significant.
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
Accounts Receivable
We periodically review our accounts receivable balances for collectibility based on a combination of historical experience and existing economic conditions. The definition of “delinquent accounts” is based on the governing contractual terms. Delinquent accounts and balances are reserved when we determine they are more likely than not to become uncollectible. Our customers are generally large, well-capitalized entities. We generally do not require collateral and do not charge interest on past due balances.
We are not currently aware of major financial difficulties at any major customer and do not anticipate large uncollectible accounts in the future; however, Ford’s long-term debt rating was lowered to “below investment grade” status by Standard & Poor’s Rating Services during 2005, and was downgraded further on March 13, 2006, by Fitch Ratings Services. These downgrades have not negatively affected our business with Ford or the collectibility of our accounts receivable from Ford; however, any bankruptcy filing by Ford would have a material adverse effect on the collectibility of our accounts receivable from Ford and our operating results and liquidity.
Goodwill Impairment
Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired, and has a carrying amount of approximately $60.2 million and $22.5 million at December 31, 2007 and 2006, respectively. The majority of the increase in goodwill in 2007 was related to the acquisitions of RL Phillips, NewVectors and SQM.
We completed our annual impairment analyses at October 1, 2007 and 2006, noting no indications of impairment for any of our reporting units. At December 31, 2007, there have been no events or circumstances that would indicate an impairment test should be performed sooner than our annual test each October 1st.

Long-Lived Assets and Identifiable Intangible Asset Impairment
The carrying amount of long-lived assets and identifiable intangible assets was approximately $26.3 million and $19.1 million at December 31, 2007 and 2006, respectively.
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
During the first quarter of 2006, we discontinued using certain software related to our help desk operations. We expected no future cash flows related to the asset and, therefore, recorded an impairment loss equal to the net book value of the asset of $580,000, which was recorded in our IT Outsourcing Services segment. We did not record an impairment loss in any other period presented.
Business Combinations
We apply the provisions of SFAS No. 141, “Business Combinations,” whereby the net tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves significant estimates and management judgment that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date. Costs incurred related to successful business combinations are capitalized as costs of business combinations, while costs incurred by us for unsuccessful or terminated acquisition opportunities are expensed when we determine that such opportunities will no longer be pursued. Costs incurred related to probable business combinations are deferred.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
On June 1, 2007, the Company entered into a credit agreement that provides for long-term borrowings at variable rates of interest based upon either the London Interbank Offered Rate (“LIBOR”), the bank’s prime rate or the federal funds rate, each of which having an applicable interest margin added. Upon entering into the agreement, the Company borrowed $35.0 million to finance part of the acquisition of NewVectors. On June 4, 2007, the Company entered into an interest rate swap agreement with a notional amount of $30.0 million to hedge the variable rate of interest on the Company borrowings. For the year ended December 31, 2007, the Company recorded a loss of approximately $49,000 as interest expense on the interest rate swap. The Company has recorded a liability of $755,000 for the fair value of the interest rate swap at December 31, 2007, for which the corresponding offset has been recorded as an unrealized loss within other comprehensive income.
Our exposure to market risk relates to the interest rate risk associated with the outstanding loan under the credit agreement. The market exposure for the variable interest rate on the loan is mitigated by the interest rate swap with a notional amount of $26.9 million at December 31, 2007. Assuming a 100 basis point increase in interest rates on our variable rate debt and assuming the debt was outstanding since January 1, 2007, interest expense would have increased approximately $78,000 in 2007. The estimated increase in interest expense was based on the portion of our variable interest debt that was not offset by the interest rate swap agreement and assumes no changes in the volume or composition of the debt. We did not have any variable-rate debt at December 31, 2006.
In the normal course of business, we are subject to market exposure from changes in foreign currency exchange rates due to our global operations as we provide services in the United States and Europe. As a result, our financial results and position could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we provide services. Our operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies. As currency exchange rates change, translation of the statements of operations of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally. Also, certain of our trade receivables at our international subsidiaries are denominated in currencies other than the local currency of the TechTeam entity that delivers the service. As currency exchange rates change, our operating results will be affected by foreign currency transaction gains or losses on the receivable balance until it is collected. We generally do not enter into derivatives or similar instruments to manage our exposure to fluctuations in exchange rates related to trade receivables. From time to time, we enter into foreign currency option or forward contracts to manage our exposure to fluctuations in the exchange rate between the U.S. dollar and European euro. No derivatives, options contracts or similar instruments were outstanding at December 31, 2007 or 2006. We do not enter into derivatives or similar instruments for trading or speculative purposes.
At December 31, 2007 and 2006, our net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $22.0 million and $20.8 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $2.2 million and $2.1 million at December 31, 2007 and 2006, respectively. Approximately $2.0 million and $1.5 million of our trade receivables at our international subsidiaries at December 31, 2007 and 2006, respectively, are denominated in currencies other than the local currency of the TechTeam entity that delivers the service. The potential loss on trade receivables from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $200,000 and $150,000 at December 31, 2007 and 2006, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates yet exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of TechTeam Global, Inc. and Subsidiaries are included in this Item 8:
The following financial statement schedule of TechTeam Global, Inc. and Subsidiaries is included pursuant to the requirements of Item 15:
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission and for which the information is not already included in the financial statements are not required under the related instructions or are not applicable and, therefore, have been omitted.

Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our assessment under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007, which appears below.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of TechTeam Global, Inc.
We have audited TechTeam Global, Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”). TechTeam Global, Inc.’s (the Company) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, TechTeam Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TechTeam Global, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, of TechTeam Global, Inc. and our report dated March 13, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
March 13, 2008
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders TechTeam Global, Inc.
We have audited the accompanying consolidated balance sheets of TechTeam Global, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechTeam Global, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” in 2007.
As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for share based management awards in accordance with financial accounting standards 123(R) “Share-Based Payments” in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TechTeam Global, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
March 13, 2008

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2007		2006		2005
Revenue
Commercial
IT Outsourcing Services		$104,659		$86,461	$76,845
IT Consulting and Systems Integration		28,064		24,013	24,483
Other Services		20,219		9,497	9,010

Total Commercial		152,942		119,971	110,338
Government Technology Services		69,254		47,393	56,159

Total revenue		222,196		167,364	166,497

Cost of revenue
Cost of revenue		165,354		126,307	125,314
Asset impairment loss		—		580	—

Total cost of revenue		165,354		126,887	125,314

Gross profit		56,842		40,477	41,183
Selling, general and administrative expense		46,547		38,317	33,992

Operating income		10,295		2,160	7,191
Net interest income (expense)		(572)		776	390
Foreign currency transaction gain (loss)		(84)		(186)	215

Income before income taxes		9,639		2,750	7,796
Income tax provision		3,343		873	2,402

Income from continuing operations		6,296		1,877	5,394
Income (loss) from discontinued operations, net of tax		—		(43)	74

Net income		$6,296		$1,834	$5,468

Basic earnings per common share
Income from continuing operations		$0.61		$0.19	$0.55
Income from discontinued operations		—		—	0.01

Net income per common share		$0.61		$0.18	$0.56

Basic earnings per preferred share
Income from continuing operations	$	N/A	$	N/A	$0.55
Income from discontinued operations		N/A		N/A	0.01

Net income per preferred share	$	N/A	$	N/A	$0.56

Diluted earnings per common share
Income from continuing operations		$0.60		$0.18	$0.54
Income from discontinued operations		—		—	0.01

Net income per common share		$0.60		$0.18	$0.54

Weighted average number of common shares and common share equivalents outstanding
Basic—common		10,355		10,092	9,508
Basic—preferred		—		—	244
Diluted—common		10,506		10,176	9,832
See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net income, as set forth in the consolidated statements of operations	$6,296	$1,834	$5,468

Other comprehensive income (loss)
Foreign currency translation adjustment	1,487	2,839	(3,277)
Unrealized loss on derivative instrument	(755)	—	—

Comprehensive income	$7,028	$4,673	$2,191

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$19,431	$30,082
Accounts receivable (less allowance of $611 at December 31, 2007 and $466 at December 31, 2006)	69,627	41,189
Prepaid expenses and other current assets	5,290	5,096

Total current assets	94,348	76,367
Property, equipment and software, net	10,562	9,117
Goodwill and other intangible assets, net	76,686	31,703
Other assets	573	743

Total assets	$182,169	$117,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$5,850	$—
Accounts payable	20,952	8,350
Accrued payroll and related taxes	14,237	9,512
Accrued expenses	8,317	7,102
Deferred revenue	1,445	1,232
Other current liabilities	374	—

Total current liabilities	51,175	26,196

Long-term liabilities
Long-term debt, less current portion	31,167	3,174
Deferred income taxes	1,738	1,690
Other long-term liabilities	1,058	562

Total long-term liabilities	33,963	5,426

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 10,693,488 and 10,385,993 shares issued and outstanding at December 31, 2007 and 2006, respectively	107	104
Additional paid-in capital	75,364	71,672
Retained earnings	18,391	12,095
Accumulated other comprehensive income	3,169	2,437

Total shareholders’ equity	97,031	86,308

Total liabilities and shareholders’ equity	$182,169	$117,930

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Unamortized		Other	Total
	Common	Additional	Deferred	Retained	Comprehensive	Shareholders’
	Stock	Paid-in Capital	Compensation	Earnings	Income (Loss)	Equity
Balance at January 1, 2005	$88	$59,437	$(533)	$4,793	$2,875	$66,660
Proceeds from issuance of shares under stock option plans	4	3,030	—	—	—	3,034
Common stock issued to directors	—	70	—	—	—	70
Issuance of restricted stock	—	440	(440)	—	—	—
Conversion of preferred stock into common stock	7	4,993	—	—	—	5,000
Equity instruments issued in connection with acquisitions	—	842	—	—	—	842
Amortization of deferred compensation	—	—	107	—	—	107
Net income for 2005	—	—	—	5,468	—	5,468
Foreign currency translation adjustment	—	—	—	—	(3,277)	(3,277)
Other	—	336	—	—	—	336

Balance at December 31, 2005	99	69,148	(866)	10,261	(402)	78,240
Proceeds from issuance of shares under stock option plans	4	2,538	—	—	—	2,542
Common stock issued to directors	—	19	—	—	—	19
Issuance of restricted stock	1	(1)	—	—	—	—
Share-based compensation	—	443	—	—	—	443
Reclassification of deferred compensation	—	(866)	866	—	—	—
Net income for 2006	—	—	—	1,834	—	1,834
Foreign currency translation adjustment	—	—	—	—	2,839	2,839
Other	—	391	—	—	—	391

Balance at December 31, 2006	104	71,672	—	12,095	2,437	86,308
Proceeds from issuance of shares under stock option plans	1	1,093	—	—	—	1,094
Common stock issued to directors	—	219	—	—	—	219
Issuance of restricted stock	2	(2)	—	—	—	—
Shares issued in connection with acquisitions	—	300	—	—	—	300
Share-based compensation	—	1,521	—	—	—	1,521
Net income for 2007	—	—	—	6,296	—	6,296
Unrealized loss on derivative instrument	—	—	—	—	(755)	(755)
Foreign currency translation adjustment	—	—	—	—	1,487	1,487
Other	—	561	—	—	—	561

Balance at December 31, 2007	$107	$75,364	$—	$18,391	$3,169	$97,031

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net income	$6,296	$1,834	$5,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,383	3,146	3,670
Amortization	3,623	2,002	1,819
Asset impairment loss	—	580	—
Non-cash expense related to stock options and issuance of common stock and restricted common stock	1,387	462	513
Provision (credit) for deferred income taxes	(1,148)	(938)	(809)
Provision (credit) for uncollectible accounts	145	232	(286)
Other	8	30	39
Changes in assets and liabilities, net of acquisitions —
Accounts receivable	(17,055)	3,690	(4,867)
Prepaid expenses and other assets	(15)	(1,455)	(21)
Accounts payable	11,059	(4,628)	1,475
Accrued payroll and related taxes	(1,084)	(905)	1,096
Income taxes receivable and accrued income taxes	721	(1,629)	(671)
Deferred revenue	(415)	918	(1,132)
Accrued expenses and other liabilities	(974)	(53)	4,726
(Income) loss from discontinued operations	—	43	(74)
Net operating cash flow from discontinued operations	(3)	62	65

Net cash provided by operating activities	5,928	3,391	11,011

Investing activities
Purchases of property, equipment and software	(3,882)	(4,182)	(3,669)
Cash paid for acquisitions, net of cash acquired	(47,160)	(494)	(25,232)

Net cash used in investing activities	(51,042)	(4,676)	(28,901)

Financing activities
Proceeds from issuance of long-term debt	38,900	—	18,033
Proceeds from issuance of common stock	1,085	2,542	3,006
Tax benefit from stock options	570	497	—
Payments on long-term debt	(6,299)	(7,763)	(7,122)
Net financing cash flow from discontinued operations	—	—	(11)

Net cash provided by (used in) financing activities	34,256	(4,724)	13,906

Effect of exchange rate changes on cash and cash equivalents	207	1,335	(1,696)

Decrease in cash and cash equivalents	(10,651)	(4,674)	(5,680)
Cash and cash equivalents at beginning of year	30,082	34,756	40,436

Cash and cash equivalents at end of year	$19,431	$30,082	$34,756

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
Nature of Business and Basis of Presentation
TechTeam Global, Inc. (“TechTeam” or the “Company”) is a global provider of information technology, enterprise support and business process outsourcing services to Fortune 1000 companies, government entities, multinational companies, product and service providers and small and mid-size companies. TechTeam also offers other services, including technology deployment and migration services, consulting, systems integration, training and technical staffing.
TechTeam provides support services globally through its wholly-owned subsidiaries: TechTeam Global NV/SA and its subsidiary TechTeam A.N.E. NV/SA; TechTeam Global Ltd.; TechTeam Global GmbH; TechTeam Global AB and its subsidiary TechTeam SQM AB; TechTeam Global SRL; TechTeam Akela SRL; TechTeam Global Sp. z o.o.; TechTeam Global Canada, Inc.; TechTeam Global SAS (France); TechTeam Global Sàrl (Switzerland), TechTeam Cyntergy, L.L.C.; and TechTeam Government Solutions, Inc. (formerly Digital Support Corporation) and its subsidiary Sytel, Inc. TechTeam’s other wholly-owned subsidiary is TechTeam Capital Group, L.L.C. (“Capital Group”), an equipment leasing business that has ceased operations and which has been presented as a discontinued operation in the accompanying consolidated financial statements for all periods presented (see Note 16).
The consolidated financial statements include TechTeam Global, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
Cash includes both interest-bearing and non-interest-bearing deposits, which are available on demand. Cash equivalents include all liquid investments with maturities of three months or less when purchased and are primarily comprised of time deposits and certificates of deposit. The Company’s cash equivalents are subject to credit risk. The Company mitigates credit risk by investing only in investment grade securities.
In connection with the Company’s credit agreement with JPMorgan Chase Bank, N.A., there are no compensating cash balance requirements. In connection with the Company’s credit agreement with LaSalle Bank Midwest, N.A., which was amended on October 4, 2007, outstanding borrowings and letters of credit are collateralized by a compensating balance cash deposit required to be held at the bank equal to the amount of any outstanding borrowings and letters of credit. At December 31, 2007 and 2006, the Company held compensating balance cash deposits totaling $265,000 and $3,439,000, respectively.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 1 — Summary of Significant Accounting Policies (continued)
Accounts Receivable
Accounts receivable balances are periodically reviewed for collectibility based on a combination of historical experience and existing economic conditions. The definition of “delinquent accounts” is based on the governing contractual terms. Delinquent accounts and balances are reserved when it is determined they are more likely than not to become uncollectible. Most of the Company’s customers are large, well-capitalized entities. Generally, no collateral is required and no interest is charged on past due balances.
Property, Equipment and Software
Property, equipment and software use are stated at cost. Computer equipment, office furniture and transportation equipment are depreciated using the straight-line method over their estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the improvements or the term of the lease. Software is amortized over three to seven years.
Long-lived assets are evaluated for impairment when events occur or circumstances indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. When this occurs, an estimate of undiscounted cash flows is used to determine if the remaining balances are recoverable. The Company has attempted to implement certain software over the past several quarters that has not been fully implemented due to problems with the functionality of the software. The Company continues to evaluate the version of the software, the fixes that are being made by the vendor to the software and other software products of the vendor that could replace the software without additional cost to the Company. Based upon this evaluation, the Company does not believe this asset is impaired; however, it is reasonably possible that management’s estimates regarding the recoverability of assets may change in the near term and that the difference could be material.
In the first quarter of 2006, the Company determined that certain software would no longer be used. Since no future cash flows related to the software asset were expected, an impairment loss of $580,000 was recorded to cost of revenue in the IT Outsourcing Services segment.
Goodwill and Other Intangible Assets
On August 31, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Government Solutions, Inc., completed the acquisition of all of the outstanding common stock of RL Phillips, Inc. (“RL Phillips”). On May 31, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Government Solutions, Inc., completed the acquisition of all of the outstanding membership interest in NewVectors LLC (“NewVectors”). On January 3, 2005, the Company acquired all of the outstanding capital stock of Sytel, Inc. (“Sytel”). Goodwill resulting from the acquisition of NewVectors is tax deductible for federal income tax purposes over a period of 15 years. Goodwill resulting from the acquisitions of RL Phillips and Sytel is not deductible for federal income tax purposes. Goodwill from these three acquisitions has been assigned to the Government Technology Services segment.
On February 9, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Global AB, completed the acquisition of all of the outstanding stock of SQM Sverige AB (“SQM”). Goodwill resulting from the acquisition of SQM is not deductible for income tax purposes and has been assigned to the IT Outsourcing Services, IT Consulting and Systems Integration and Other Services segments.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 1 — Summary of Significant Accounting Policies (continued)
On October 3, 2005, the Company acquired all of the outstanding capital stock of Akela Informatique SRL (“Akela”). On May 13, 2004, TechTeam Global NV/SA, the Company’s wholly-owned subsidiary in Belgium, acquired all of the outstanding stock of Advanced Network Engineering NV/SA (“A.N.E.”). Goodwill resulting from these acquisitions is not deductible for income tax purposes and has been assigned to the IT Consulting and Systems Integration segment.
Goodwill is not amortized, but instead is subject to an annual impairment test on October 1. In connection with the Company’s goodwill impairment evaluation, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units. The Company determines the estimated fair value of each reporting unit and compares it to the carrying amount of the reporting unit. As a result of this comparison, there was no indication that the reporting units’ fair values were less than their carrying values and, therefore, no goodwill impairment loss was recorded in any period presented.
In the future, to the extent the carrying amount of a reporting unit exceeds the fair value of a reporting unit, an indication would exist that a reporting unit’s goodwill may be impaired, and the Company would be required to perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation in an acquisition. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.
Changes in the carrying amount of goodwill consist of the following:

			IT
			Consulting
	IT	Government	and
	Outsourcing	Technology	Systems	Other
	Services	Services	Integration	Services	Total
	(In thousands)
Balance as of January 1, 2005	$371	$3,830	$567	$—	$4,768
Goodwill acquired	—	15,840	1,567	—	17,407
Effect of exchange rate changes	—	—	(71)	—	(71)

Balance as of December 31, 2005	371	19,670	2,063	—	22,104
Goodwill acquired	—	—	297	—	297
Effect of exchange rate changes	—	—	57	—	57

Balance as of December 31, 2006	371	19,670	2,417	—	22,458
Goodwill acquired	875	34,133	995	3,062	39,065

Balance as of December 31, 2007	$1,246	$53,803	$3,412	$3,062	$61,523

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 1 — Summary of Significant Accounting Policies (continued)
Other intangible assets consist of the following:

			Weighted			Weighted
	December 31, 2007		Average	December 31, 2006		Average
		Accumulated	Amortization		Accumulated	Amortization
	Cost	Amortization	Period	Cost	Amortization	Period
	(In thousands)			(In thousands)
Customer-related assets	$22,094	$7,447	7.4 years	$12,702	$4,139	7.8 years
Noncompete agreement	975	609	4.2 years	885	399	4.3 years
Trademark and other	443	293	4.1 years	384	188	3.9 years

	$23,512	$8,349		$13,971	$4,726

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
Expected amortization expense for intangible assets held at December 31, 2007 is as follows: $3,631,000 in 2008, $3,060,000 in 2009, $2,957,000 in 2010, $2,873,000 in 2011 and $1,712,000 in 2012.
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
No provision has been made with respect to approximately $14,141,000 of undistributed earnings of foreign subsidiaries at December 31, 2007, since these earnings are considered to be permanently reinvested.
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars based on the prevailing exchange rate at each respective balance sheet date. Revenue and expenses are translated into U.S. dollars based on the average exchange rate for the period. Cumulative translation adjustments are included as a separate component of shareholders’ equity as accumulated other comprehensive income. Currency transaction gains or losses are generally derived from cash, receivables and payables that are stated in a currency other than the local currency, and are recognized as income or expense in the accompanying consolidated statements of operations.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 1 — Summary of Significant Accounting Policies (continued)
Revenue Recognition
Under all situations, revenue is not recognized until earned, which is when persuasive evidence of an arrangement exists, services have been provided, the revenue terms are fixed and determinable, and collectibility is reasonably assured.
The Company earns revenue under the IT Outsourcing Services segment under one of the following four models: (1) time and material contracts that are billed at an agreed rate for each help desk agent based on the number of units (i.e., hours or days) the individual agent worked during the month; (2) per-transaction contracts that are billed at an agreed rate per incident or call handled during a month or per minute for the length of the telephone call for the incident; (3) fixed monthly fee contracts that are billed a fixed fee monthly for agreed-upon scheduled services; and (4) per-seat contracts under which agreed-upon scheduled services are provided for a monthly fee that is determined by multiplying the number of users supported at the customer by the monthly per-seat fee. Within the IT Outsourcing Services segment, greater than 99% of services are delivered as a “monthly service” and not over multiple periods. The Company refers to fixed-fee and per-seat contracts as “managed service” contracts. Many contracts that are billed on a per-transaction basis contain a minimum monthly fee, which is derived by multiplying the agreed-upon forecast of anticipated incidents by an agreed-upon minimum percentage. Under this arrangement, the Company receives a minimum revenue amount for having committed to provide a specific level of staff to support the services projected during a month. Since the customer is invoiced for the minimum fee without reducing future billings, the minimum fee is recognized as revenue in the month in which the incidents are below the customer’s minimum forecast. Incident resolution usually occurs in the same month that incidents are reported. Under managed service contracts, material costs are generally not incurred in a future month to complete a service obligation that arose in a prior month. In those instances where the Company’s service obligation is not complete and more costs are expected to be incurred in future months, revenue that represents the fair value of that service obligation is deferred.
Revenue from all other services provided under other operating segments — Government Technology Services, IT Consulting and Systems Integration and Other Services — may be categorized into two primary types: time and material and fixed price. For the year ended December 31, 2007, approximately 75% of the Company’s revenue in these business segments were time and material and 21% were fixed price (a substantial majority of which are fixed price level of effort contracts). Revenue is recognized under time and materials contracts as time is spent at hourly rates, which are negotiated with the customer, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue is recognized under the majority of fixed price contracts, which are predominantly level of effort contracts, using the cost-to-cost method for all services provided. In addition, contracts for multiple deliverables are evaluated and may require the segmentation of each deliverable into separate accounting units for proper revenue recognition.
Contracts with agencies of the U.S. Federal Government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. From time to time, the Company may proceed with work and recognize revenue on unfunded portions of existing contracts based on customer direction pending finalization and signing of formal funding documents. In evaluating the probability of funding being received, the Company considers previous experience with the customer, communications with the customer regarding funding status, and the Company’s knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue is deferred and not recognized.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 1 — Summary of Significant Accounting Policies (continued)
Revenue is recognized under cost-based U.S. Federal Government contracts based on allowable contract costs, as mandated by the U.S. Federal Government’s cost accounting standards. The costs the Company incurs under U.S. Federal Government contracts are subject to regulation and audit by certain agencies of the U.S. Federal Government. Contract cost disallowances, resulting from government audits, have not been significant.
Fair Value of Financial Instruments
At December 31, 2007, the Company’s financial instruments consist of accounts receivable, accounts payable and long-term debt. The carrying values of accounts receivable and accounts payable approximate their fair values due to their short maturity periods. The fair value of the Company’s debt approximates its carrying value based on the variable nature of the interest rates and current market rates available to the Company.
Supplemental Disclosure of Cash Flow Information
Cash paid for interest expense totaled $1,212,000 in 2007, $67,000 in 2006, and $176,000 in 2005. Cash paid for income taxes totaled $3,506,000 in 2007, $2,910,000 in 2006, and $3,720,000 in 2005.
Derivatives
Certain trade receivables are denominated in currencies other than the local currency of the TechTeam entity that delivers the service. The Company also has outstanding debt that bears interest at variable rates. From time to time, the Company enters into foreign currency options or forward contracts to manage the Company’s exposure to fluctuations in the exchange rate between the U.S. dollar and European euro and enters into interest rate swaps to manage interest costs and the risk associated with variable-rate debt. At December 31, 2007, the Company had an interest rate swap agreement outstanding but had no foreign currency options or forward contracts outstanding.
The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value in accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and its amendments SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” The Company enters into derivative financial instrument contracts only for hedging purposes in order to minimize the variability of cash flows associated with the anticipated transactions being hedged. The Company does not hold or issue derivative instruments for trading purposes.
For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. There were no significant gains or losses recognized in earnings for hedge ineffectiveness in 2007, 2006 and 2005.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 1 — Summary of Significant Accounting Policies (continued)
Stock-Based Compensation
Stock-based compensation represents the cost related to stock-based awards granted to employees, non-employee directors and non-employees. The Company measures stock-based compensation based on the estimated fair value of the award on the grant date. Stock-based compensation is recognized as expense on a straight-line basis over the requisite service period. The Company estimates the fair value of stock options using the Black-Scholes valuation model.
Reclassifications
Certain reclassifications have been made to the 2006 and 2005 financial statements in order to conform to the 2007 financial statement presentation.
Recently Issued Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations,” and SFAS No. 160 “Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51.” These pronouncements are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited, thus the provisions of these pronouncements will be effective for the Company in fiscal 2009. The Company is evaluating the potential impact of SFAS 141R and SFAS 160 on the consolidated financial statements.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 159 will have a material impact on the consolidated financial statements.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective date of FASB Statement No. 157.” FASB Staff Position No. FAS 157-2 delays the effective date of certain provisions of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 2 — Earnings Per Share
In 2005, earnings per share was computed using the two-class method as required by SFAS No. 128, “Earnings Per Share.” The two-class method is an earnings allocation formula that determines earnings per share separately for common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Between April 2003 and May 2005, the Company had outstanding redeemable convertible preferred stock, which was a participating security under SFAS 128. The redeemable convertible preferred stock had rights to undistributed earnings, but was not required to participate in net losses of the Company. In May 2005 through a series of transactions, the holder of the Company’s preferred stock converted all 689,656 shares of preferred stock into an equal number of shares of unregistered Company common stock and sold those shares in the open market pursuant to rules and regulations of the United States Securities and Exchange Commission.
Earnings per share for common stock is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options, unvested restricted stock issued to employees and shares held in escrow in connection with the Company’s acquisitions of Akela and RL Phillips. Earnings per share for preferred stock is computed using the weighted average number of preferred shares outstanding. Earnings are allocated to each class of stock pro rata based on the weighted average number of shares and share equivalents outstanding for each class of stock.
During 2007, 2006 and 2005, 370,900, 596,900 and 134,000 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective year.
The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Income from continuing operations	$6,296	$1,877	$5,394
Less — Income from continuing operations allocated to preferred shareholders	—	—	135

Income from continuing operations available to common shareholders	$6,296	$1,877	$5,259

Basic weighted average common shares	10,355	10,092	9,508
Common stock equivalents	151	84	324

Diluted weighted average common shares	10,506	10,176	9,832

Weighted average preferred shares	—	—	244

Earnings per share from continuing operations:
Basic earnings per common share	$0.61	$0.19	$0.55
Basic earnings per preferred share	N/A	N/A	$0.55
Diluted earnings per common share	$0.60	$0.18	$0.54

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 3 – Property, Equipment and Software
Property, equipment and software consisted of the following as of December 31, 2007

	December 31,
	2007	2006
	(In thousands)
Computer equipment and office furniture	$29,670	$26,516
Software	15,480	13,891
Leasehold improvements	6,349	5,584
Transportation equipment	464	462

	51,963	46,453
Less — Accumulated depreciation and amortization	(41,401)	(37,336)

Net property, equipment and software	$10,562	$9,117

Note 4 — Acquisitions
RL Phillips, Inc.
On August 31, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Government Solutions, Inc., completed the acquisition of all of the outstanding common stock of RL Phillips, Inc. (“RL Phillips”), a provider of information technology, network engineering and information assurance services to both government and Commercial entities. The total purchase price of approximately $2,150,000 consisted of initial cash consideration paid by the Company of $1,750,000, shares of TechTeam common stock equal to $300,000 and future cash payments totaling $100,000.
All of the stock consideration was placed into escrow to the extent it is necessary to reimburse the Company for any claims for indemnity or breach of representations and warranties. The future cash payments of $100,000 can also be used to offset any claims for indemnity or breach of representations and warranties. The future cash payments are due in $50,000 installments on the first and second anniversary of the date of acquisition. The stock consideration of $300,000 will be released from escrow on September 30, 2010, if there are no claims for indemnity or breach of representations and warranties. The acquisition was accounted for as a non-taxable transaction; therefore, the Company will not be entitled to a tax deduction for the amortization of goodwill and other intangible assets for tax purposes.
NewVectors LLC
On May 31, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Government Solutions, Inc., completed the acquisition of all of the outstanding membership interest in NewVectors LLC (“NewVectors”), a provider of business transformation, logistics modernization, and modeling and simulation services primarily to the Department of Defense. The purchase price totaled approximately $40,586,000 and included acquisition costs of $274,000. Of the total purchase price, $4,000,000 was placed into escrow for a period of one year after closing to reimburse the Company for any claims for indemnity or breach of representation and warranties. The acquisition was accounted for as a taxable transaction; therefore, the Company is entitled to a tax deduction for the amortization of goodwill and other intangible assets for tax purposes over a period of 15 years.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 4 — Acquisitions (continued)
SQM Sverige AB
On February 9, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Global AB, completed the acquisition of all of the outstanding stock of SQM Sverige AB (“SQM”), a provider of technical staffing solutions, IT infrastructure support solutions and management consulting related to corporate IT support operations headquartered in Stockholm, Sweden. The purchase price totaled SEK 37,032,000 ($5,300,000) and included acquisition costs of $117,000. In addition, the selling shareholders will be paid an additional amount of SEK 4,200,000 ($656,000) in March 2008 since SQM reached a revenue target of SEK 93,500,000 ($13,400,000) for the 2007 calendar year. Of the total purchase price, SEK 5,700,000 ($800,000) was placed into escrow for a period of one year after closing to reimburse the Company for any claims for indemnity or breach of representations and warranties and was paid to the selling shareholders in February 2008. The acquisition was accounted for as a non-taxable transaction; therefore, the Company will not be entitled to a tax deduction for the amortization of goodwill and other intangible assets for tax purposes.
Akela Informatique SRL
In connection with the Company’s acquisition of Akela Informatique SRL on October 3, 2005, the selling shareholders had the potential ability to receive up to 250,000 euro in 2007 and up to 100,000 euro in 2006, subject to Akela’s achievement of gross profit targets. The selling shareholders earned 200,000 euro for 2007, payable in March 2008, and 75,000 euro for 2006, paid in March 2007, based upon Akela’s gross profit performance. The additional consideration is recorded as goodwill when it is earned.
Advanced Network Engineering NV/SA
In connection with the Company’s acquisition of Advanced Network Engineering NV/SA on May 13, 2004, an additional 150,000 euro was payable on May 13, 2007, provided a cumulative operating income target was met for the three-year period ending April 30, 2007. In December 2006, the Company and the selling shareholders amended the purchase agreement to fix the earnout consideration related to A.N.E.’s operating income performance at 68,200 euro, which was paid to the selling shareholders in 2007. In addition, 4,216 shares of restricted stock were issued to selling shareholders that entered into new, three-year management services agreements with the Company that were effective January 1, 2007. The additional cash consideration was recorded as additional goodwill at December 31, 2006, and the fair value of the restricted stock is being amortized over the three-year period of the management services agreements.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 4 — Acquisitions (continued)
Summary of Acquisition Purchase Price
The following table summarizes the allocation of the cumulative purchase price and net cash used for the acquisitions of RL Phillips, NewVectors, and SQM through December 31, 2007, including additional payments earned and accrued during 2007. The allocation of the purchase price for RL Phillips is an estimate and may change in future periods based on the final valuation of the long-lived assets.

	RL Phillips	NewVectors	SQM
	(In thousands)
Goodwill	$1,318	$32,668	$3,719
Amortizable intangible assets	375	6,230	2,936
Property, equipment and software	—	386	86
Other current and non-current assets, net of cash acquired	993	7,458	2,232
Accounts payable and accrued liabilities assumed	(326)	(6,176)	(4,436)
Accrued purchase price	(100)	—	—
Notes payable assumed	—	—	(95)
Issuance of equity instruments	(300)	—	—

Net cash used	$1,960	$40,566	$4,442

Pro Forma Results of Operations
The unaudited pro forma condensed combined results of operations are presented below as though NewVectors had been acquired on January 1 of each period presented. The pro forma results of operations for the acquisitions of RL Phillips and SQM are not materially different than reported results and are not presented.

	Year Ended December 31,
	2007	2006
	(In thousands,
	except per share data)
Revenue
As reported	$222,196	$167,364
Pro forma	$236,327	$200,440
Income from continuing operations
As reported	$6,296	$1,877
Pro forma	$6,761	$1,630
Net income
As reported	$6,296	$1,834
Pro forma	$6,761	$1,630
Diluted earnings per common share
As reported	$0.60	$0.18
Pro forma	$0.64	$0.16

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 5 — Notes Payable and Line of Credit
Long-Term Debt Agreement
On June 1, 2007, the Company entered into a five-year, secured credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as Administrative Agent and participating lender, whereby the Company may borrow up to $40,000,000 for the issuance of letters of credit and loans. On July 3, 2007, LaSalle Bank Midwest, N.A. (“LaSalle Bank”) joined as a participating lender under the Credit Agreement through the assignment of a participation share of $15,000,000, or 37.5%. Borrowings under the Credit Agreement are currently secured by substantially all domestic assets of the Company and 65% of its interests in the majority of its foreign subsidiaries. The Credit Agreement terminates on May 31, 2012. As of December 31, 2007, the Company has $36,790,000 outstanding under the Credit Agreement, of which $5,684,000 is included in current portion of long-term debt and $31,106,000 is included in long-term debt on the accompanying consolidated balance sheets.
At the Company’s option, each loan under the Credit Agreement will bear interest at a rate equal to either (1) the London Interbank Offered Rate (“LIBOR”), as defined, plus an “Applicable Margin” ranging from 0.75% to 1.5% based upon the Company’s leverage ratio, as defined, or (2) the Alternate Base Rate, which is the higher of (a) the JPMorgan Chase prime rate or (b) the federal funds rate plus an Applicable Margin ranging from 0% to 0.5% based upon the Company’s leverage ratio. The Company is also required to pay an unused commitment fee on the unused portion of the facility ranging from 0.1% to 0.25% based upon the Company’s leverage ratio. Through December 31, 2007, the unused commitment fee was fixed at 0.15%. The Credit Agreement contains various financial and non-financial covenants, the most restrictive of which limit the Company’s ability to incur additional indebtedness and pay dividends. The financial covenants require that the Company maintain certain leverage ratios and fixed charge coverage ratios, as defined therein.
Prior to entering into the Credit Agreement, the Company had a $15,000,000 term loan facility and a $5,000,000 revolving line of credit available under its Amended and Restated Business Loan Agreement, dated January 3, 2005, with LaSalle Bank. Subsequent to executing the Credit Agreement with JPMorgan Chase, the Company amended its agreement with LaSalle Bank such that borrowings are no longer permitted under the term loan and line-of-credit facilities; however the agreement allows for the continuation of existing letters of credit. Standby letters of credit of $265,000 and $533,000 were outstanding as of December 31, 2007 and 2006, respectively under the agreement, which are collateralized by a compensating cash balance. At the time of the amendment, there were no outstanding borrowings under this agreement.
Interest Rate Swap Agreement
On June 4, 2007, the Company entered into an interest rate swap agreement with a notional amount of $30,000,000. Under the swap agreement, the notional amount will be reduced by $625,000 on a monthly basis and will mature on June 3, 2011. The purpose of the interest rate swap, which is designated as a cash flow hedge, is to manage interest costs and the risk associated with variable-rate debt. The Company does not hold or issue derivative instruments for trading purposes. The swap effectively converts a portion of the Company’s variable-rate debt under the Credit Agreement to a fixed rate. Under this agreement, the Company receives a floating rate based on LIBOR and pays a fixed rate of 5.55% on the outstanding notional amount. For the year ended December 31, 2007, the Company recorded a loss of approximately $49,000 as interest expense on the interest rate swap. The Company has recorded a liability of $755,000 for the fair value of the interest rate swap at December 31, 2007, for which the corresponding offset has been recorded as an unrealized loss within other comprehensive income.
Interest expense was $1,417,000 in 2007, $99,000 in 2006 and $79,000 in 2005.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 6 — Income Taxes
The income tax provision from continuing operations consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Current:
U.S. federal	$1,568	$499	$1,980
State	365	201	255
Foreign	1,710	1,111	976

Total current provision	3,643	1,811	3,211
Deferred	(300)	(938)	(809)

Total income tax provision from continuing operations	$3,343	$873	$2,402

The income tax provision from continuing operations was calculated based on the following components of income (loss) from continuing operations before income taxes:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Domestic income (loss)	$3,984	$(1,208)	$4,055
Foreign income	5,655	3,958	3,741

Income from continuing operations before income taxes	$9,639	$2,750	$7,796

A reconciliation of the income tax provision and the amount computed by applying the federal statutory income tax rate to income from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Income tax provision at federal statutory rate of 34%	$3,277	$920	$2,651
State taxes, net of federal benefit	241	133	168
Permanent differences	75	66	53
Foreign operating losses not benefited	274	40	14
Effect of foreign tax rates	(487)	(116)	(174)
Utilization of operating loss carryforwards	—	(159)	(160)
Other	(37)	(11)	(150)

Total income tax provision from continuing operations	$3,343	$873	$2,402

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 6 — Income Taxes (continued)
The principal components of deferred income taxes were as follows:

	As of December 31,
	2007		2006
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Net operating loss carryforwards	$1,330	$—	$1,117	$—
Accruals and reserves	431	—	430	—
Accelerated tax depreciation	—	101	172	—
Intangible assets	—	2,996	—	2,888
Prepaid expenses	—	278	—	288
Other	882	—	212	—

Total deferred income taxes	2,643	3,375	1,931	3,176
Less — Valuation allowance	(503)	—	(290)	—

Net deferred income taxes	$2,140	$3,375	$1,641	$3,176

At December 31, 2007, the Company had available pre-tax net operating loss carryforwards of approximately $1,765,000 in Europe and $2,177,000 in the United States, which may be used to offset future taxable income in the jurisdiction in which the loss originated. The loss carryforward in the United States expires in 2025 and the loss carryforward in Belgium does not expire. Based on the historical losses in Belgium and Romania, a valuation allowance has been provided against the deferred tax asset related to the net operating loss carryforwards in these countries.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2004 U.S. federal income tax return in the first quarter of 2007, which is expected to be completed by the second quarter of 2008. The following table summarizes tax years that remain subject to examination by major tax jurisdictions:

Major Jurisdiction	Open Years
U.S. Federal income taxes	2004 through 2006
U.S. State income taxes	2003 through 2006
Foreign income taxes	2002 through 2006
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 also provides guidance regarding subsequent reversal of a tax position, balance sheet classification, accounting in interim periods, disclosure and transition. The Company did not adjust its liability for unrecognized tax benefits upon adoption of FIN 48.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 6 — Income Taxes (continued)
A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

Amount
(In thousands)
Balance at January 1, 2007	$26,000
Additions based on tax positions related to the current year	4,000
Additions for tax positions of prior years	22,000
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$52,000

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. During the year ended December 31, 2007 and 2006, the Company recognized approximately $35,000 and $11,000 in interest and penalties, respectively, related to income taxes. The Company has no material accruals for the payment of interest and penalties at December 31, 2007 and 2006, respectively.
Note 7 — Employee Retirement Plans
At December 31, 2007, TechTeam Global, Inc. and its domestic subsidiaries together have two 401(k) retirement savings plans that cover substantially all U.S.-based employees. Under the provisions of the plans, the Company may make discretionary employer matching contributions. Matching contributions under all plans totaled $1,525,000 in 2007, $1,250,000 in 2006 and $762,000 in 2005. Matching contributions for the plan of TechTeam Global, Inc. are made only with Company common stock and are credited to the TechTeam Global Stock Fund for the benefit of each participant. Matching contributions for the plan of the Company’s government-based subsidiaries are made in cash. During 2007, the Company merged together the two plans of its government-based subsidiaries into one plan.
Note 8 — Leases
The Company leases its call center facilities, corporate and other offices, and certain office equipment under various operating and month-to-month leases. These leases are renewable with various options and terms. Total rental expense was $5,351,000 in 2007, $5,433,000 in 2006 and $5,891,000 in 2005. The Company subleases a portion of its facilities to third parties. Total sublease income was $8,000 in 2007, $273,000 in 2006 and $785,000 in 2005. No future sublease agreements are outstanding as of December 31, 2007.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 8 — Leases (continued)
Minimum future payments and receipts under noncancelable operating leases and subleases with initial terms of one year or more at December 31, 2007, are as follows:

Lease
Year	Payments
(In thousands)
2008	$4,209
2009	3,703
2010	3,394
2011	3,156
2012	2,902
2013 and thereafter	5,965

Total	$23,329

Certain facilities leases include periods of free rent or rent payments that increase over the life of the lease. For these leases, total rent expense for the entire lease is recorded on a straight-line basis over the life of the lease and an asset or liability is recorded, as appropriate. At December 31, 2007 and 2006, long-term liabilities include a deferred lease liability of $612,000 and $562,000, respectively, for these leases.
Note 9 — Stock-Based Compensation
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
As of December 31, 2007, the Company had stock options and restricted stock outstanding under three plans — the 2006 Incentive Stock and Awards Plan (“2006 Plan”), the 2004 Incentive Stock and Awards Plan (“2004 Plan”) and the 1990 Nonqualified Stock Option Plan (“1990 Plan”). Stock-based awards may no longer be granted under either the 2004 Plan or the 1990 Plan.
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
(continued)
Note 9 — Stock-Based Compensation (continued)
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
The Company recorded compensation expense totaling $798,000 in 2007 and $570,000 in 2006 related to outstanding options. No compensation was recorded during 2005. As of December 31, 2007, unrecognized compensation cost related to stock options totaled $2,350,000, which is expected to be recognized over a weighted-average period of approximately three years.
Compensation expense reported above includes the expense associated with 110,000 stock options that were granted to directors on June 23, 2006, and approved by shareholders on May 16, 2007. This award was accounted for as a liability award under a share-based payment arrangement and, therefore, the fair value of the award was remeasured at each reporting date until the date of settlement on May 16, 2007, when the final amount of compensation expense was measured. The Company recorded compensation expense of approximately $366,000 in 2007 and $257,000 in 2006 for this stock option award.
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
The following assumptions were used to estimate the fair value of options granted:

	Year Ended December 31,
	2007	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average volatility	35%	38%	39%
Risk free interest rate	3.4-5.0%	4.5-4.7%	3.3-4.5%
Expected term (in years)	3.0	2.9	3.1

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 9 — Stock-Based Compensation (continued)
A summary of stock option activity under the above plans and related information is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value
Outstanding at January 1, 2005	1,196,244	$8.05
Granted	651,900	$10.64
Exercised	(409,174)	$7.42
Canceled	(31,000)	$9.16

Outstanding at December 31, 2005	1,407,970	$9.41
Granted	174,000	$9.82
Exercised	(391,336)	$6.50
Canceled	(256,667)	$13.03

Outstanding at December 31, 2006	933,967	$9.71
Granted	884,000	$11.98
Exercised	(127,767)	$8.53
Canceled	(178,600)	$10.67

Outstanding at December 31, 2007	1,511,600	$11.02	8.6 Years	$2,551,780

Vested and expected to vest in the future at December 31, 2007	1,489,200	$11.01	8.6 Years	$2,521,000

Exercisable at December 31, 2007	719,700	$9.74	7.5 Years	$2,068,863

The weighted average grant-date fair value of options issued under all plans was $3.85 in 2007, $2.96 in 2006 and $3.35 in 2005. The total intrinsic value of options exercised under all plans was $468,000 in 2007, $1,272,000 in 2006 and $2,198,000 in 2005. The intrinsic values were determined as of the date of exercise.
Cash received from option exercises under all plans was $1,094,000 in 2007, $2,542,000 in 2006 and $3,034,000 in 2005. The actual tax benefit realized related to tax deductions from option exercises under all plans totaled approximately $570,000 in 2007, $390,000 in 2006 and $336,000 in 2005.
Restricted Common Stock
General
Under the 2006 Plan, the Compensation Committee of the Board of Directors may grant shares of performance stock and restricted stock to employees, directors and consultants representing up to 800,000 shares of the Company’s common stock. Performance stock and restricted stock awards may be granted subject to such terms and conditions as the Compensation Committee deems appropriate, including a condition that one or more performance goals be achieved for the participant to realize all or a portion of the award. As a result of the adoption of the 2006 Plan in May 2007, restricted stock may no longer be granted under the 2004 Plan.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 9 — Stock-Based Compensation (continued)
The Company issued 132,915 and 46,000 shares of restricted stock to employees and directors under the 2006 Plan in 2007 and 2006, respectively. No shares of restricted stock were granted under the 2004 Plan in 2005. No performance stock was granted during any period presented.
Executive Long-Term Incentive Plan
In January 2004, the Board of Directors approved the Executive Long-Term Incentive Plan (“Long-Term Incentive Plan”) in which awards may be issued under: (1) a restricted stock program that focuses on retaining high performing executives over a longer period of time, (2) a performance stock program that focuses on rewarding extraordinary performing executives and (3) a non-qualified stock option program that focuses on the long-term retention of key executives. Prior to the approval of the 2006 Plan, the awards under these programs were administered in conjunction with the 2004 Plan whereby shares available for issuance were funded by the shares available for issuance under the 2004 Plan. With the approval of the 2006 Plan, the Long-Term Incentive Plan will now be administered and funded by the shares available for issuance under the 2006 Plan. Under the Long-Term Incentive Plan, certain members of management are entitled to an award of restricted stock equal to a percentage of the participant’s salary if certain operating targets are met on a rolling three-year basis.
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
The Company granted 13,568, 42,306 and 46,460 shares of restricted stock to certain employees under the Long-Term Incentive Plan during 2007, 2006 and 2005, respectively, for performance during the years ended December 31, 2006, 2005 and 2004.
Compensation expense related to all restricted stock under all plans is recorded on a straight-line basis over the vesting period. The Company recorded compensation expense related to outstanding shares of restricted stock under all plans totaling $464,000 in 2007, $129,000 in 2006 and $107,000 in 2005. The weighted average grant-date fair value of restricted stock granted under all plans was $12.95 in 2007, $10.24 in 2006 and $11.35 in 2005. The fair value of restricted stock awards granted under all plans was determined based on the closing trading price of the Company’s common stock on the grant date.
At December 31, 2007 and 2006, there was approximately $2,121,000 and $776,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted stock. Unrecognized compensation expense at December 31, 2007 is expected to be recognized over a weighted average period of three years.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 9 — Stock-Based Compensation (continued)
A summary of restricted share activity under the above plans and related information is as follows:

		Weighted
		Average
	Number of	Grant-Date
Restricted Shares	Shares	Fair Value
Nonvested at January 1, 2005	—	$—
Granted	46,460	$11.35

Nonvested at December 31, 2005	46,460	$11.35
Granted	88,306	$10.24
Forfeited	(38,546)	$10.94

Nonvested at December 31, 2006	96,220	$10.50
Granted	146,483	$12.95
Vested	(9,000)	$8.47
Forfeited	(11,500)	$8.88

Nonvested at December 31, 2007	222,203	$12.20

Pro Forma Employee Share-Based Compensation Expense
Prior to January 1, 2006, the Company accounted for its share-based compensation arrangements in accordance with the provisions and related interpretations of APB 25. The following pro forma table illustrates the effect on net income and earnings per share had the share-based awards been determined consistent with SFAS 123R:

Year Ended
December 31, 2005
(In thousands,
except per share data)
Reported net income	$5,468
Add: Total stock-based compensation expense included in reported net income, net of tax	117
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax.	(1,247)

Pro forma net income	$4,338

Basic earnings per common share:
As reported	$0.56
Pro forma	$0.44
Diluted earnings per common share:
As reported	$0.54
Pro forma	$0.43

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 10 — Common Stock
The Company has reserved for issuance shares of common stock necessary to effect the exercise of all outstanding and ungranted stock options.
Note 11 — Preferred Stock
The Company’s preferred stock may be issued from time to time in one or more series. The Company’s Board of Directors is authorized to fix the dividend rights and dividend rates, any conversion rights or right of exchange, any voting rights, rights and terms of redemption, payments in the event of liquidation, and any other rights, preferences, privileges, and restrictions of any series of preferred stock and the number of shares constituting such series and their designation.
On April 8, 2003, the Company completed a private placement of 689,656 shares of newly authorized Series A convertible preferred stock (“Preferred Stock”) for $5,000,000, or $7.25 per share. In May 2005 through a series of transactions, the holder of the Company’s preferred stock converted all 689,656 shares of preferred stock into an equal number of shares of unregistered Company common stock and sold those shares in the open market pursuant to rules and regulations of the United States Securities and Exchange Commission. The Company has no present plans to issue any shares of preferred stock.
Note 12 — Preferred Share Purchase Rights
On April 29, 1997, the Board of Directors authorized the distribution of one Preferred Share Purchase Right (“Right”) for each outstanding share of the Company’s common stock under the terms of a Rights Agreement between the Company and U.S. Stock Transfer Corporation, dated May 6, 1997, and as amended August 24, 2000 and May 5, 2003. The Rights expired by their terms on May 6, 2007.
Note 13 — Segment Reporting
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
IT Outsourcing Services — this segment provides corporations and governments with around-the-clock (24x7x365) technical support for their end-users and other constituencies. The Company supports the full range of a client’s information technology (“IT”) and business process infrastructure. The Company also provides technical support to customers of the Company’s client’s products and software.
Government Technology Services — this segment provides services that are more heavily focused on supporting the customer’s IT network with complete life cycle support for a customer’s IT infrastructure ranging from their desktops to their data and voice networks. The Company also provides consultative services in agent-based modeling, operations analysis, program management and supply chain engineering and assists customers in the design, development and implementation of enterprise-level technology solutions.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 13 — Segment Reporting (continued)
IT Consulting and Systems Integration — this segment provides IT infrastructure support to commercial customers through systems integration, technology deployment, application development and implementation services from project planning to full-scale network, server and workstation installations and maintenance. The Company offers a wide range of IT services including technology consulting, security, network monitoring and application integration and storage. The Company also provides full-service IT staff and consulting services to companies to help manage their IT infrastructure.
Other Services — this segment maintains a staff of trained technical personnel, which are placed at client facilities to provide technical support services including help desk technicians, software developers and network support. This segment also provides custom training and documentation solutions. The Company provides customized training programs for many customers’ proprietary applications.
The accounting policies of the operating segments are the same as those described in Note 1. The Company evaluates segment performance based on segment gross profit. Assets are not allocated to operating segments, but certain amounts of depreciation and amortization expense are allocated to operating segments.
Financial information for the Company’s operating segments is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenue
Commercial
IT Outsourcing Services	$104,659	$86,461	$76,845
IT Consulting and Systems Integration	28,064	24,013	24,483
Other Services	20,219	9,497	9,010

Total Commercial	152,942	119,971	110,338
Government Technology Services	69,254	47,393	56,159

Total revenue	$222,196	$167,364	$166,497

Gross Profit
Commercial
IT Outsourcing Services	$26,888	$21,102	$18,415
Asset impairment loss	—	(580)	—

Total IT Outsourcing Services	26,888	20,522	18,415
IT Consulting and Systems Integration	6,187	5,741	6,068
Other Services	4,789	1,610	1,820

Total Commercial	37,864	27,873	26,303
Government Technology Services	18,978	12,604	14,880

Total gross profit	56,842	40,477	41,183
Selling, general and administrative expense	(46,547)	(38,317)	(33,992)
Net interest income (expense)	(572)	776	390
Foreign currency transaction gain (loss)	(84)	(186)	215

Income from continuing operations before income taxes	$9,639	$2,750	$7,796

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 13 — Segment Reporting (continued)

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Depreciation and Amortization
IT Outsourcing Services	$1,555	$1,715	$2,034
IT Consulting and Systems Integration	158	169	209
Government Technology Services	34	70	105
Other Services	1	1	—
Unallocated depreciation and amortization	5,258	3,193	3,141

Total depreciation and amortization	$7,006	$5,148	$5,489

The Company attributes revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue and long-lived assets by geographic area is presented below:

	Geographic Information
	2007		2006		2005
		Long-Lived		Long-Lived		Long-Lived
	Revenue	Assets	Revenue	Assets	Revenue	Assets
	(In thousands)
United States	$137,276	$71,083	$110,887	$32,659	$116,508	$33,543
Europe:
Belgium	44,272	3,697	37,537	3,488	35,631	3,601
Rest of Europe	40,648	11,677	18,940	5,416	14,358	4,676

Total Europe	84,920	15,374	56,477	8,904	49,989	8,277

Total	$222,196	$86,457	$167,364	$41,563	$166,497	$41,820

Corporate services for major companies are provided on an international scale. Revenue from customers that comprise 10% or greater of total revenue in any period presented are as follows:

	Year Ended December 31,
	2007	2006	2005
U.S. Federal Government	27.1%	24.9%	30.0%
Ford Motor Company	20.1%	26.4%	27.4%

Total	47.2%	51.3%	57.4%

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 13 — Segment Reporting (continued)
We conduct business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the U.S. Federal Government. No single agency or department of the U.S. Federal Government comprised 10% or greater of our total revenue in 2006 and 2005; however, in the aggregate, approximately 15.9% of our total revenue in 2007 was derived from agencies within the U.S. Department of Defense.
Revenue from Ford is earned in the IT Outsourcing Services, IT Consulting and Systems Integration, and Other Services operating segments. All revenue from the U.S. Federal Government is earned in the Government Technology Services operating segment.
Amounts due from the U.S. Federal Government and Ford Motor Company accounted for 44.1% and 13.3% of total accounts receivable at December 31, 2007, respectively, and 38.0% and 16.0%, at December 31, 2006, respectively.
Note 14 — Related Party Transactions
In January 2006, Costa Brava Partnership III, L.P. (“Costa Brava”) filed suit against TechTeam in the Court of Chancery in the State of Delaware seeking access to certain of TechTeam’s books and records. In February 2006, Costa Brava also nominated a slate of directors to stand of election at the Company’s 2006 Annual Meeting. On May 4, 2006, the Company entered into a settlement agreement with Costa Brava (“Settlement Agreement”) resolving the proxy contest and the litigation. Under the terms of the Settlement Agreement, the Company reimbursed Costa Brava $611,000 for their expenses incurred as a result of the proxy contest and related litigation. At the time of the payment, Costa Brava owned approximately 11.7% of the Company’s common stock and Andrew R. Siegel was a director of the Company. Mr. Siegel is a Senior Vice President at Roark, Rearden & Hamot Capital Management L.L.C., an investment management firm that is the general partner of Costa Brava.
The Company and a major customer were engaged in a pilot program in 2005 and 2006 testing software that was intended to evaluate and motivate help desk agents. The software was owned by an affiliate of the Company’s former Chairman of the Board. The pilot program ended in the first half of 2006 and involved Company personnel but no significant out-of-pocket expense to the Company.
Note 15 — Contingencies
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.
Note 16 — Discontinued Operations
Capital Group, a subsidiary of the Company, previously wrote leases for computer, telecommunications, and other types of capital equipment, with initial lease terms ranging from two to five years. Capital Group ceased writing new leases in March 2000. The activity that remains in winding-down the leasing operation is the collection of accounts receivable. As a result, Capital Group has been presented as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets.” Under this statement, the operating results of Capital Group are presented separately from continuing operations in the accompanying financial statements for all periods presented. Capital Group previously was reported as a separate operating segment called Leasing Operations.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 16 — Discontinued Operations (continued)
Summarized information for Capital Group is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Revenue	$—	$—	$87
Income (loss) before income taxes	$—	$(43)	$74
Note 17 — Subsequent Event
In the fall of 2007, the Board of Directors and the Company’s then president and chief executive officer, William C. Brown (“Chris”), agreed that Mr. Brown’s employment contract would not be renewed upon its completion in February 2009. Mr. Brown remains an employee and director of the Company. Effective February 11, 2008, Gary J. Cotshott joined the Company in the role of president and chief executive officer. In connection with the decision to not renew Mr. Brown’s contract, Mr. Brown’s Employment and Noncompetition Agreement was amended. Under the terms of the amendment, (1) vesting of all outstanding, unvested stock-based awards will accelerate and become fully vested, (2) Mr. Brown will have until February 15, 2010 to exercise outstanding stock options and (3) Mr. Brown will be paid a bonus for fiscal 2008 of not less than $75,000. The modification of the stock-based awards to accelerate vesting and extend the period in which stock options may be exercised will result in additional compensation expense of $192,000 in the first quarter of 2008.
Note 18 — Selected Quarterly Financial Data (Unaudited)
Quarterly condensed consolidated results of operations are summarized as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2007
Revenue	$46,194	$52,544	$59,151	$64,308
Gross profit	11,576	13,610	15,642	16,015
Income from continuing operations	904	1,512	2,075	1,805
Net income	$904	$1,512	$2,075	$1,805
Earnings per share from continuing operations:
Basic per common	$0.09	$0.15	$0.20	$0.17
Diluted per common	$0.09	$0.14	$0.20	$0.17
Earnings per share:
Basic per common	$0.09	$0.15	$0.20	$0.17
Diluted per common	$0.09	$0.14	$0.20	$0.17

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 18 — Selected Quarterly Financial Data (Unaudited) (continued)

	Quarter Ended
	March 31		June 30		September 30		December 31
	(In thousands, except per share data)
2006
Revenue	$40,598		$40,869		$42,027		$43,871
Gross profit	9,815	(1)	9,506		10,138		11,019
Income (loss) from continuing operations	337	(2)	(75	) (3)	381	(4)	1,234
Income (loss) from discontinued operations	—		—		(11)		(32)
Net income (loss)	$337	(2)	$(75	) (3)	$370	(4)	$1,202
Earnings (loss) per share from continuing operations:
Basic per common	$0.03	(2)	$(0.01	) (3)	$0.04	(4)	$0.12
Diluted per common	$0.03	(2)	$(0.01	) (3)	$0.04	(4)	$0.12
Earnings (loss) per share:
Basic per common	$0.03	(2)	$(0.01	) (3)	$0.04	(4)	$0.12
Diluted per common	$0.03	(2)	$(0.01	) (3)	$0.04	(4)	$0.12

(1)	Includes a pre-tax loss of $580,000 from the write-down of a software asset.

(2)	Includes an after-tax loss of $383,000 from the write-down of a software asset and after-tax expenses of $329,000 for legal and professional fees associated with a proxy contest initiated by a shareholder.

(3)	Includes after-tax expenses of $568,000 for legal and professional fees associated with the proxy contest.

(4)	Includes after-tax expenses of $30,000 for legal and professional fees associated with the proxy contest and after-tax expenses of $429,000 for settlement of claims against the Company by certain former Company officers.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in accountants, disagreements, or other events requiring reporting under this Item.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2007 our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
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
Management’s report on internal control over financial reporting and Ernst & Young LLP’s report on the Company’s internal control over financial reporting are included in Item 8 of this Form 10-K and incorporated herein by reference.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Information relating to our Board of Directors will be found in our Proxy Statement to be dated on or about April 5, 2008 (the “Proxy Statement”) under “Proposal 1. Election of Directors” and is incorporated in this report by reference.
Information relating to our executive officers will be found in our Proxy Statement under “Executive Officers of the Company.” In addition, information relating to certain filing obligations of directors and executive officers under the federal securities laws will be found in the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance.” That information is incorporated in this report by reference.
Code of Ethics
We have adopted a code of ethics as set forth in our Code of Business Conduct, which is available on our Web site at http://phx.corporate-ir.net/phoenix.zhtml?c=91039&p=irol-govhighlights.
In the event of any amendments to, or waivers from, a provision of the code affecting the chief executive officer, chief financial officer, controller or persons performing similar functions, we intend to post on the above Web site within four business days after the event a description of the amendment or waiver as required under applicable U.S. Securities and Exchange Commission rules. We will maintain that information on our Web site for at least 12 months. Paper copies of these documents are available free of charge upon request to the Company’s secretary at the address on the front of this Form 10-K.
Corporate Governance
In our proxy statements, we describe the procedures by which shareholders can recommend nominees to our board of directors. There have been no changes in those procedures since they were last published in our proxy statement of March 29, 2007.
The Board of Directors has determined that the Audit Committee consists entirely of independent directors in accordance with applicable U.S. Securities and Exchange Commission and Nasdaq® Global Market rules for audit committees. The members of the committee are James G. Roche, Andrew R. Siegel and Richard R. Widgren (Chairman). The Board of Directors has determined that Mr. Widgren is an audit committee financial expert as defined in the U.S. Securities and Exchange Commission rules.
Item 11. EXECUTIVE COMPENSATION
Information on director compensation, executive compensation and compensation committee matters will be provided in the Proxy Statement under “Directors’ Compensation,” “Executive Compensation” (which includes the Report of the Compensation Committee) and “Compensation Committee Interlocks and Insider Participation.” That information is incorporated in this report by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to ownership of the Company’s common stock by management and by persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock will be found in the Proxy Statement under “Ownership of Company Stock.” That information is incorporated in this report by reference.
The following table presents information as of December 31, 2007, regarding our compensation plans under which shares of our common stock have been authorized for issuance.

Equity Compensation Plan Information
(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants	outstanding options,	(excluding securities
Plan Category	and rights(1)	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	1,511,600	$11.02	1,360,480
Equity compensation plans not approved by security holders	—	—	—

Total	1,511,600	$11.02	1,360,480

(1)	Represents options to purchase shares of the Company’s common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information to be set forth under the caption “Compensation of Executive Officers — Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.
Director Independence
Information relating to director independence will be found in the Proxy Statement under “Director Independence” and is incorporated in this report by reference.
Related Party Transactions
Information relating to transactions with related parties can be found in the Proxy Statement under “Certain Relationships and Related Transactions” and information relating to the Board of Director’s policies and procedures for approval of related party transactions can be found in the Proxy Statement under “Board Matters — Audit Committee.” That information is incorporated in this report by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information to be set forth under the caption “Fees of the Independent Auditors for 2007 and 2006” in the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a) Certain documents are filed as part of this Report on Form 10-K.
(1)	See “Item 8 — Financial Statements and Supplementary Data” beginning at page 41.

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005

(3)	Exhibits.

Exhibit
Number	Exhibit	Reference *

2.1	Share Purchase Agreement, dated May 13, 2004, in respect of the Shares in Advance Network Engineering NV, between Peter De Gendt, Werner Meynaerts, Pascal Claessens, Wim De Geetere, and Christophe Gesqueire, as Sellers, and TechTeam Global NV as Purchaser (excluding Exhibits and Schedules thereto).	*6

2.2	First Amendment to Share Purchase Agreement between Peter De Gendt, Werner Meynaerts, Pascal Claessens, Wim De Geetere, and Christophe Gesqueire, as Sellers, and TechTeam Global NV as Purchaser, dated December 31, 2006.	*12

2.3	Share Purchase Agreement, dated October 3, 2005, by and between TechTeam Global, Inc., TechTeam Global NV/SA and Akela Informatique SRL, Lucian Ionut Butnaru, Peter Andrei Ungureanu, Sabin Girlea, Philippe Bouzier, Alain Joseph Maurice Kremer and George Tudor.	*8

2.4	Share Purchase Agreement between TechTeam Global AB and SQM Nordic AB dated January 19, 2007.	*11

2.5	First Amendment of Share Purchase Agreement, dated as of February 9, 2007.	*11

2.6	Membership Interest Purchase Agreement between TechTeam Government Solutions, Inc., NewVectors Holding LLC, Altarum Supporting Organization, Inc. and Altarum Institute dated May 23, 2007.	*14

3.1	Certification of Incorporation of TechTeam Global, Inc. filed with the Delaware Secretary of State on September 14, 1987.	*5

3.2	Certificate of Amendment dated November 27, 1987 to our Certificate of Incorporation.	*5

3.3	Certificate of Amendment dated May 8, 2002 to Certificate of Incorporation.	*5

3.4	Bylaws of TechTeam Global, Inc. as Amended and Restated February 13, 2006.	*9

10.1	Lease Agreement for office space in Southfield, Michigan known as the Cumberland Tech Center between the Company and Eleven Inkster Associates dated September 27, 1993.	*2

10.2	Seventh Amendment dated August 24, 2006 to the Lease Agreement for office space in Southfield, Michigan between Eleven Inkster L.L.C. and the Company.	*10

10.3	Lease for office space in Dearborn, Michigan between the Company and Dearborn Atrium Associates Limited Partnership dated November 18, 1996.	*3

10.4	Third Amendment to Lease between the Company and Dearborn Tech, L.L.C. (owner of interest of Dearborn Atrium Associates Limited Partnership) dated November 30, 2004.	*6

10.5	Lease Agreement for office space in Davenport, Iowa known as the 1010 Shopping Center between the Company and Partnership 1010, L.L.P. dated August 28, 1999.	*4

Exhibit
Number	Exhibit	Reference *

10.6	Office Lease Agreement by and between FJ Dulles Business Park II, L.L.C., as Landlord, and TechTeam Government Solutions, Inc., (formerly known as Digital Support Corporation) as Tenant, dated December 21, 2000.	*6

10.7	Lease Contract between IMMOBILIERE DE LA RUE DE STRASBOURG SA and TechTeam Global NV/SA, as amended, dated April 4, 2003.	*6

10.8	Office Building Lease between Elizabethean Court Associates III L.P., as landlord, and TechTeam Global, Inc., as tenant, dated May 18, 2006.	*12

10.9	Lease Agreement for office space in Bucharest, Romania between S.C. Italian-Romanian Industrial Development Enterprises — IRIDE SA and TechTeam Global SRL dated February 2, 2005.	*7

10.10	1990 Nonqualified Stock Option Plan.	*1

10.11	2004 Incentive Stock and Awards Plan.	*7

10.12	2006 Incentive Stock and Awards Plan.	*13

10.13	TechTeam Global, Inc. Non-Employee Directors Equity Fee Guidelines under 2006 Incentive Stock and Awards Plan.	*15

10.14	TechTeam Global, Inc. Non-Employee Directors Deferred Compensation Plan.	*15

10.15	TechTeam Global, Inc. Compensation Policy for Non-Employee Directors.	*15

10.16	TechTeam Global, Inc. Executive Annual Incentive Plan.

10.17	TechTeam Global, Inc. Executive Long Term Incentive Program.	*12

10.18	Supplemental Retirement Plan dated October 1, 2000.	*4

10.19	Employment Agreement Relating to Change of Control.	*6

10.20	Employment Agreement between TechTeam Europe, NV and Christoph Neut dated October 2, 1996.	*6

10.21	Employment and Noncompetition Agreement between TechTeam Global, Inc. and William C. Brown, dated February 3, 2006.	*9

10.22	Amendment to Employment and Noncompetition Agreement between TechTeam Global, Inc. and William C. Brown.	*16

10.23	Employment and Noncompetition Agreement between TechTeam Global, Inc. and Gary J. Cotshott, dated February 11, 2008.	*17

10.24	Ford Global SPOC Agreement with Ford Motor Company dated December 1, 2005.	*9

10.25	Credit Agreement dated as of June 1, 2007 among TechTeam Global, Inc., the Lenders Party Hereto, JPMorgan Chase Bank, NA, as Administrative Agent and J.P. Morgan Securities, Inc., as Sole Bookrunner and Sole Lead Arranger.	*14

10.26	Pledge and Security Agreement dated June 1, 2007 between TechTeam Global, Inc., TechTeam Cyntergy, LLC, TechTeam Government Solutions, Inc., Sytel, Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent.	*14

21.1	List of subsidiaries of TechTeam Global, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Gary J. Cotshott Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc J. Lichtman Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit	Reference *

32.1	Certification of Gary J. Cotshott Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Marc J. Lichtman Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibits 10.10 through 10.12 and Exhibits 10.16 through 10.23 represent management contracts and compensatory plans.

Exhibit
*1	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1990, filed as Exhibit 4.14 thereto.

*2	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1993.

*3	Incorporated by reference to our Annual Report on Form 10-K dated December 31, 1996.

*4	Incorporated by reference to our Annual Report on Form 10-K dated March 31, 2001.

*5	Incorporated by reference to our Annual Report on Form 10-K dated March 18, 2003.

*6	Incorporated by reference to our Report on Form 10-K dated March 24, 2004.

*7	Incorporated by reference to our Annual Report on Form 10-K dated March 18, 2005.

*8	Incorporated by reference to our Report on Form 8-K dated October 5, 2005.

*9	Incorporated by reference to our Annual Report on Form 10-K dated March 16, 2006.

*10	Incorporated by reference to our Report on Form 10-Q dated November 9, 2006.

*11	Incorporated by reference to our Report on Form 8-K dated February 9, 2007.

*12	Incorporated by reference to our Annual Report on Form 10-K dated March 16, 2007.

*13	Incorporated by reference to our Proxy Statement Pursuant to Section 14(a) dated March 29, 2007.

*14	Incorporated by reference to our Report on Form 8-K dated June 5, 2007.

*15	Incorporated by reference to our Report on Form 10-Q dated August 9, 2007.

*16	Incorporated by reference to our Report on Form 8-K dated November 7, 2007.

*17	Incorporated by reference to our Report on Form 8-K dated February 14, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TechTeam Global, Inc.

Date:	March 17, 2008	By:	/s/ Gary J. Cotshott	Gary J. Cotshott

President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Marc J. Lichtman	Marc J. Lichtman

Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 17, 2008.

/s/ William C. Brown William C. Brown	Director

/s/ Kent Heyman	Director
Kent Heyman

/s/ John P. Jumper	Director
General John P. Jumper (USAF Retired)

/s/ James A. Lynch	Director
James A. Lynch

/s/ Alok Mohan	Director
Alok Mohan

/s/ James G. Roche	Director
James G. Roche

/s/ Andrew R. Siegel	Director
Andrew R. Siegel

/s/ Richard R. Widgren	Director
Richard R. Widgren

SCHEDULE II — Valuation and Qualifying Accounts
for the Years Ended December 31, 2007, 2006 and 2005

		Charged to
	Balance at	(Reduction of)		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period
	(In thousands)
2007
Allowance for doubtful accounts	$466	$145	$—	$611
Valuation allowance for deferred taxes	$290	$213	$—	$503

2006
Allowance for doubtful accounts	$757	$232	$(523)	$466
Valuation allowance for deferred taxes	$505	$(215)	$—	$290

2005
Allowance for doubtful accounts	$912	$(286)	$131	$757
Valuation allowance for deferred taxes	$765	$(260)	$—	$505

INDEX OF EXHIBITS

Exhibit
Number	Exhibit
10.16	TechTeam Global, Inc. Executive Annual Incentive Plan.

21.1	List of subsidiaries to TechTeam Global, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Gary J. Cotshott Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Marc J. Lichtman Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gary J. Cotshott Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Marc J. Lichtman Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.