Form 10-Q
period 2008-03-31
TECHTEAM GLOBAL INC
filed 2008-05-12
CIK 805054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
 Yes ☐     No ☑
The number of shares of the registrant’s common stock outstanding at May 1, 2008 was 10,782,594.

TECHTEAM GLOBAL, INC.
FORM 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Revenue
Commercial
IT Outsourcing Services	$30,267	$24,056
IT Consulting and Systems Integration	6,874	6,848
Other Services	6,787	3,932

Total Commercial	43,928	34,836
Government Technology Services	22,036	11,358

Total revenue	65,964	46,194

Cost of revenue
Commercial
IT Outsourcing Services	22,364	17,992
IT Consulting and Systems Integration	5,488	5,337
Other Services	5,234	2,898

Total Commercial	33,086	26,227
Government Technology Services	16,481	8,391

Total cost of revenue	49,567	34,618

Gross profit
Commercial	10,842	8,609
Government Technology Services	5,555	2,967

Total gross profit	16,397	11,576
Selling, general and administrative expense	13,358	10,590

Operating income	3,039	986
Net interest income (expense)	(444)	237
Foreign currency transaction gain	212	27

Income before income taxes	2,807	1,250
Income tax provision	1,116	346

Net income	$1,691	$904

Basic earnings per common share	$0.16	$0.09

Diluted earnings per common share	$0.16	$0.09

Weighted average number of common shares and common share equivalents outstanding
Basic	10,468	10,290
Diluted	10,495	10,424
See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$14,562	$19,431
Accounts receivable (less allowance of $628 at March 31, 2008 and $611 at December 31, 2007)	72,051	69,627
Prepaid expenses and other current assets	4,604	5,290

Total current assets	91,217	94,348

Property, equipment and software, net	10,773	10,562
Goodwill and other intangible assets, net	75,845	76,686
Other assets	638	573

Total assets	$178,473	$182,169

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$5,936	$5,850
Accounts payable	15,685	20,952
Accrued payroll and related taxes	13,340	14,237
Accrued expenses	7,500	8,317
Deferred revenue	1,777	1,445
Other current liabilities	730	374

Total current liabilities	44,968	51,175

Long-term liabilities
Long-term debt, less current portion	30,541	31,167
Deferred income taxes	1,582	1,738
Other long-term liabilities	1,258	1,058

Total long-term liabilities	33,381	33,963

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 10,770,671 and 10,693,488 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	108	107
Additional paid-in capital	76,025	75,364
Retained earnings	20,082	18,391
Accumulated other comprehensive income	3,909	3,169

Total shareholders’ equity	100,124	97,031

Total liabilities and shareholders’ equity	$178,473	$182,169

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007

Operating activities
Net income	$1,691	$904
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,798	1,329
Non-cash expense related to stock options and issuance of common stock and restricted common stock	674	91
Other	5	34
Changes in current assets and liabilities	(6,881)	134
Changes in long-term assets and liabilities	(213)	(5)

Net cash provided by (used in) operating activities	(2,926)	2,487

Investing activities
Purchase of property, equipment and software	(755)	(917)
Cash paid for acquisitions, net of cash acquired	(670)	(4,543)

Net cash used in investing activities	(1,425)	(5,460)

Financing activities
Proceeds from issuance of common stock	3	239
Tax benefit from stock options	(16)	60
Payments on long-term debt	(558)	(1,954)

Net cash used in financing activities	(571)	(1,655)

Effect of exchange rate changes on cash and cash equivalents	53	18

Decrease in cash and cash equivalents	(4,869)	(4,610)
Cash and cash equivalents at beginning of period	19,431	30,082

Cash and cash equivalents at end of period	$14,562	$25,472

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. (“TechTeam” or the “Company”) in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Note 2 — Comprehensive Income
Comprehensive income is defined as net income and all non-ownership changes in shareholders’ equity. For the Company, comprehensive income for the periods presented consists of net income, the foreign currency translation adjustment and the net unrealized loss on derivative instruments. A summary of comprehensive income for the periods presented is as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Comprehensive Income
Net income	$1,691	$904
Other comprehensive income (loss) —
Foreign currency translation adjustment	1,200	121
Unrealized loss on derivative instruments	(460)	—

Comprehensive income	$2,431	$1,025

Note 3 — Earnings Per Share
Earnings per share for common stock is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options, unvested restricted stock issued to employees and shares held in escrow in connection with the Company’s acquisition of RL Phillips, Inc. During the three months ended March 31, 2008 and 2007, 1,430,700 and 49,000 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective period.
Note 4 — Acquisitions
RL Phillips, Inc.
On August 31, 2007, the Company, through its wholly-owned subsidiary TechTeam Government Solutions, Inc., completed the acquisition of all of the outstanding common stock of RL Phillips, Inc. (“RL Phillips”) for approximately $2,150,000. Of the total purchase price, $300,000 was paid in shares of TechTeam common stock, which was placed into escrow for a period of three years after closing to reimburse the Company for any claims for indemnity or breach of representation and warranties. Furthermore, $100,000 was held back and will be paid one year after closing. The allocation of the purchase price to assets acquired and liabilities assumed is an estimate and may change in future periods based on the final valuation of intangible assets.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 4 — Acquisitions (continued)
NewVectors LLC
On May 31, 2007, the Company, through its wholly-owned subsidiary TechTeam Government Solutions, Inc., completed the acquisition of all of the outstanding membership interest in NewVectors LLC (“NewVectors”) for approximately $40,586,000. Of the total purchase price, $4,000,000 was placed into escrow for a period of one year after closing to reimburse the Company for any claims for indemnity or breach of representation and warranties.
SQM Sverige AB
In connection with the Company’s acquisition of SQM Sverige AB (“SQM”) on February 9, 2007, the selling shareholders had the potential to receive SEK 4,200,000 (equal to $600,000 at the acquisition date), subject to SQM’s achievement of a defined revenue target for the 2007 calendar year. The selling shareholders received SEK 4,200,000 (equal to $660,000 on the date of payment) in April 2008 as a result of achieving the revenue target. The additional consideration was recorded as goodwill when it was earned.
Akela Informatique SRL
In connection with the Company’s acquisition of Akela Informatique SRL on October 3, 2005, the selling shareholders had the potential to receive up to 250,000 euro in 2007 and up to 100,000 euro in 2006, subject to Akela’s achievement of gross profit targets. The selling shareholders earned 200,000 euro for 2007, paid in March 2008, and 75,000 euro for 2006, paid in March 2007, based upon Akela’s gross profit performance. The additional consideration was recorded as goodwill when it was earned.
Pro Forma Results of Operations
The unaudited pro forma condensed combined results of operations are presented below as though NewVectors had been acquired on January 1, 2007. The pro forma results of operations for the acquisitions of RL Phillips and SQM are not materially different than reported results and are not presented.

Three Months Ended
March 31, 2007
(In thousands, except per share data)
Revenue
As reported	$46,194
Pro forma	$54,718
Net income
As reported	$904
Pro forma	$1,234
Diluted earnings per common share
As reported	$0.09
Pro forma	$0.12

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 5 — Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based payment awards based on the estimated fair value of the award. Compensation expense is recognized over the period during which the recipient is required to provide service in exchange for the award. Stock-based compensation expense recognized in each period is based on the value of the portion of the share-based award that is ultimately expected to vest during the period. The Company’s outstanding stock-based awards consist of stock options and restricted stock.
Stock Options
The Company recorded compensation expense totaling $243,000 and $246,000 related to outstanding options during the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and 2007, there was approximately $2,880,000 and $201,000, respectively, of unrecognized compensation expense related to stock options. Unrecognized compensation expense at March 31, 2008, is expected to be recognized over a weighted-average period of approximately three years.
Compensation expense reported above includes the expense associated with 110,000 stock options that were granted to directors on June 23, 2006, and approved by shareholders on May 16, 2007. This award was accounted for as a liability award under a share-based payment arrangement, and therefore, the fair value of the award was remeasured at each reporting date until the date of settlement on May 16, 2007, when the final amount of compensation expense was measured. The Company recorded compensation expense of approximately $209,000 during the three months ended March 31, 2007 for this stock option award. No compensation expense was recorded for this award during the three months ended March 31, 2008.
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
The following assumptions were used to estimate the fair value of options granted for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Expected dividend yield	0.0%	0.0%
Weighted average volatility	37%	36%
Risk free interest rate	1.8% — 2.6%	4.8%
Expected term (in years)	3.0	3.0
Restricted Common Stock
Compensation expense related to all restricted stock under all plans is recorded on a straight-line basis over the vesting period. The Company recorded compensation expense of approximately $376,000 and $54,000 related to outstanding shares of restricted stock under all plans for the three months ended March 31, 2008 and 2007, respectively. Compensation expense for the three months ended March 31, 2008, includes $198,000 of expense related to the accelerated vesting of all non-vested restricted stock awards granted to the Company’s former President and Chief Executive Officer, William C. Brown, in accordance with Mr. Brown’s amended Employment and Noncompetition Agreement.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 5 — Stock-Based Compensation (continued)
The weighted average grant-date fair value of restricted stock granted under all plans was $8.42 and $11.58 for the three months ended March 31, 2008 and 2007, respectively. The fair value of restricted stock awards granted under all plans was determined based on the closing trading price of the Company’s common stock on the date of grant.
At March 31, 2008 and 2007, there was approximately $2,354,000 and $929,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted stock. Unrecognized compensation expense at March 31, 2008 is expected to be recognized over a weighted average period of three years.
Note 6 — Income Taxes
At March 31, 2008 and December 31, 2007, the Company had an unrecognized tax benefit of approximately $52,000. The Company recognizes accrued interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties as a component of selling, general and administrative expense. During the three months ended March 31, 2008 and 2007, interest and penalties recognized in the financial statements were not material. The Company has no material accruals for the payment of interest and penalties at March 31, 2008 and December 31, 2007.
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
For the three months ended March 31, 2008, the consolidated effective tax rate of 39.8% differs from the statutory tax rate of 34% primarily due to state income taxes, foreign operating losses for which a tax benefit is not recorded, and nondeductible expenses. For the three months ended March 31, 2008, state income taxes include $144,000 related to the Michigan Business Tax, a new income tax that was effective January 1, 2008. Excluding the new State of Michigan income tax, the Company’s effective tax rate was 36.5% for the three months ended March 31, 2008. Prior to 2008, the State of Michigan had a value-added tax called the Single Business Tax that was not considered an income tax and was, therefore, included in selling, general and administrative expenses in the consolidated income statements. Single Business Tax included in selling, general and administrative expenses totaled $120,000 for the three months ended March 31, 2007.
For the three months ended March 31, 2007, the consolidated effective tax rate of 27.7% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the then-expected utilization of foreign tax loss carryforwards. Furthermore, the Company’s estimate of its fiscal 2007 effective tax rate that it made in the first quarter of 2007 changed in subsequent quarters resulting in an effective tax rate for fiscal 2007 of 34.7%.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 7 — Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is the Executive Leadership Team, which is comprised of the President and Chief Executive Officer, the Chief Financial Officer, the lead executive of each geographic region and the Vice President of Service Delivery. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services.
The accounting policies of the operating segments are the same as those described in Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company evaluates segment performance based on segment gross profit. Assets are not allocated to operating segments, but certain amounts of depreciation and amortization expense are allocated to operating segments.
Financial information for the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Revenue
Commercial
IT Outsourcing Services	$30,267	$24,056
IT Consulting and Systems Integration	6,874	6,848
Other Services	6,787	3,932

Total Commercial	43,928	34,836
Government Technology Services	22,036	11,358

Total revenue	$65,964	$46,194

Gross Profit
Commercial
IT Outsourcing Services	$7,903	$6,064
IT Consulting and Systems Integration	1,386	1,511
Other Services	1,553	1,034

Total Commercial	10,842	8,609
Government Technology Services	5,555	2,967

Total gross profit	16,397	11,576
Selling, general and administrative expense	(13,358)	(10,590)
Net interest income (expense)	(444)	237
Foreign currency transaction gain	212	27

Income from continuing operations before income taxes	$2,807	$1,250

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 7 — Segment Reporting (continued)
Revenue from customers, or groups of customers under common control, that comprise 10% or greater of the Company’s total revenue in any period presented are as follows:

	Three Months Ended March 31,
	2008	2007
Ford Motor Company	16.6%	24.7%
U.S. Federal Government	30.1%	20.7%

Total	46.7%	45.4%

The Company conducts business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the U.S. Federal Government. For the three months ended March 31, 2008, 18.9% of our total revenue was derived from agencies within the U.S. Department of Defense in the aggregate. For the three months ended March 31, 2007, no single agency or department of the U.S. Federal Government comprised 10% or greater of the Company’s total revenue.
The Company attributes revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue by geographic area is presented below:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
United States	$40,253	$27,754
Europe:
Belgium	13,108	10,817
Rest of Europe	12,603	7,623

Total Europe	25,711	18,440

Total revenue	$65,964	$46,194

Note 8 — Contingencies
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 9 — Fair Value Measurements
The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” on January 1, 2008, for its financial assets and liabilities. SFAS 157 defines fair value, establishes a new framework for measuring fair value and expands certain disclosures. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The valuation techniques required by SFAS 157 are based on observable and inobservable inputs using the following hierarchy:

Level 1 —	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 —	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 —	Unobservable inputs that reflect the reporting entity’s own assumptions.
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Balance at	Identical Items	Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Interest rate swap derivative financial instrument	$(1,216)	NA	$(1,216)	NA
The liability associated with the interest rate swap is included in other current liabilities and other long-term liabilities on the consolidated balance sheet in the amounts of $626,000 and $590,000, respectively. The interest rate swap agreement effectively converts a portion of the Company’s variable rate debt to a fixed rate. Under these agreements, we pay a variable rate of LIBOR plus an applicable margin and receive a fixed interest rate. The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivative is considered a level 2 item.

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
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global provider of information technology (“IT”), enterprise support and business process outsourcing services to Fortune 1000 corporations, government entities, multinational companies, product and service providers and small and medium-sized companies. Our business consists of two main components — our Commercial business and our Government business. Together, our IT Outsourcing Services segment, IT Consulting and Systems Integration segment and Other Services segment comprise our Commercial business. Our Government Technology Services segment comprises our Government business. In addition to managing our business by service line, we also manage our business by geographic markets — the Americas (defined as North America excluding our government-based subsidiaries), Europe and Government Solutions (defined as our government-based subsidiaries). Together, the Americas and Europe comprise our Commercial business.
For the first quarter of 2008, the Company reported earnings of $0.16 per diluted share — an increase of 87% in net income from the same period in 2007 — and its sixth consecutive quarter of record revenue of $66.0 million. Revenue grew by almost 43% from the first quarter of 2007 from growth through acquisitions and over 20% organic growth (growth without acquisitions). Revenue from our commercial business grew 26.1% over last year and over 23% organically, while revenue from our Government business grew 94.0% over last year and over 17% organically.
Also during the first quarter, the Company’s Board of Directors completed an extensive search process that culminated with the appointment of Gary J. Cotshott as President and Chief Executive Officer on February 11, 2008. As we enter the second quarter, we do so with good momentum yet with opportunities to improve on many fronts — such as becoming more efficient in how we operate as a global organization, expanding our service capabilities and global presence, and expanding the depth of our service offerings and partnerships in the industry.
Mr. Cotshott and the executive leadership team are in the process of undertaking a thorough review and evaluation of the Company’s organization structure and operating efficiency in all areas of the business to align them globally across functions in order to increase productivity, drive consistency in processes and promote the global sharing of best practices. When detailed review of the business is complete, which we anticipate will be in the second quarter, we will communicate our actions and conclusions.

With respect to expanding our global presence, we made significant progress in extending our service capabilities in Europe with the establishment of three new TechTeam service desk delivery locations in Europe in the first quarter — in Dresden, Germany; Sibiu, Romania; and Stockholm, Sweden — and we are taking support calls at each of them. Furthermore, we are working diligently to establish a substantive presence in Asia in order to meet our customers need for lower cost, high quality language support services.
Additionally, we are moving forward on our longer-term goals of expanding our portfolio of services and deepening our relationships with our customers. For example, one of our major multinational, global customers is moving to the CA service desk later this year for support of over 50,000 seats in 36 countries and across five languages. CA is using their internal sales representatives to market TechTeam’s line of managed service offerings to CA’s customers.
Recent Developments
Effective May 9, 2008, the President of our Government business, Dennis J. Kelly, Jr., resigned from the Company. An executive search has commenced for his successor. William J. Donahue, Executive Vice President of TechTeam Government Solutions, Inc., is serving as Interim President of our Government business until such time that a successor is appointed.

Results of Operations
Quarter Ended March 31, 2008 Compared to March 31, 2007
Revenue

	Quarter Ended March 31,		Increase	%
	2008	2007	(Decrease)	Change
	(In thousands, except percentages)

Revenue
Commercial Business
IT Outsourcing Services	$30,267	$24,056	$6,211	25.8%
IT Consulting and Systems Integration	6,874	6,848	26	0.4%
Other Services	6,787	3,932	2,855	72.6%

Total Commercial	43,928	34,836	9,092	26.1%
Government Technology Services	22,036	11,358	10,678	94.0%

Total revenue	$65,964	$46,194	$19,770	42.8%

Total Company revenue increased 42.8% to $66.0 million in 2008 through a combination of acquisitions completed in 2007 and strong organic growth from IT Outsourcing Services and Government Technology Services. Excluding revenue contributed by three acquisitions completed in 2007, revenue increased 20.6% to $53.6 million in 2008. Revenue was also positively affected by approximately $2.1 million from the weakening of the U.S. dollar relative to the international currencies in which the Company conducts business. We are unable to predict the effect fluctuations in international currencies will have on our revenue in 2008, but given the uncertain economic times, and the effect on the U.S. dollar, there could be significant revenue volatility.
IT Outsourcing Services
Revenue from IT Outsourcing Services increased 25.8% to $30.3 million for the first quarter of 2008, from $24.1 million for the same period in 2007, as a result of 8.8% revenue growth in the Americas and 40.9% revenue growth in Europe. Our solid revenue growth reflects our success at being able to grow existing accounts in our Commercial business, by expanding the scope of our services and the geographies in which we deliver services, and add new customers in the Americas and Europe. Revenue growth also reflects greater activity on certain accounts that were new in 2007 and a new Fortune 500 account added in the fourth quarter of 2007. Lastly, revenue in Europe was positively affected by approximately $1.7 million from the weakening of the U.S. dollar relative to the international currencies in which the Company conducts business. Since most of our international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit is considerably less than the estimated impact on revenue.
Ford is the Company’s largest Commercial customer. IT Outsourcing Services revenue generated from Ford globally decreased 1.3% to $9.3 million for the first quarter of 2008, from $9.4 million for the same period in 2007. Revenue from Ford declined almost 18% in the Americas as a result of a decline in seats supported from a reduction in Ford’s workforce, while revenue in Europe increased in each country in which we deliver services to Ford from expansion of the SPOC Program resulting in aggregate growth in Europe of over 25%. Please refer to our discussion of Ford in the “Significant Customers” section of MD&A.
The Company has several IT Outsourcing contracts that expire in 2008; most notably the Ford Global SPOC Contract and several accounts in the Americas and Europe that together comprised 32% of the Company’s total revenue in 2007. While we feel that we are well positioned to renew many of these contracts in 2008, it is not possible to predict the outcome of these renewals or the terms under which the renewals will occur. Notably, two projects comprising about 4% of IT Outsourcing Services revenue in 2007 concluded and did not renew their contracts at the end of March 2008.

IT Consulting and Systems Integration Services
Revenue from IT Consulting and Systems Integration increased slightly to $6.9 million for the first quarter of 2008, from $6.8 million for the same period in 2007. Excluding revenue from the acquisition of SQM, revenue decreased slightly to $6.6 million. The decline in revenue was driven by a decrease in business with Ford, which has the tendency to fluctuate from period to period. We anticipate that our overall IT Consulting and Systems Integration business will increase in 2008 over 2007 as a result of new projects awarded to us by customers in the hospitality industry.
Government Technology Services
Revenue from Government Technology Services increased 94.0% to $22.0 million for the first quarter of 2008, from $11.4 million for the same period in 2007, primarily due to our acquisitions of NewVectors and RL Phillips in 2007. Excluding revenue from these acquisitions, revenue increased 17.2% to $13.3 million resulting from growth in existing customer programs and, to a lesser extent, new customer contracts. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.
Gross Profit and Gross Margin

	Quarter Ended March 31,
	2008		2007
		Gross		Gross	Increase	%
	Amount	Margin %	Amount	Margin %	(Decrease)	Change
	(In thousands, except percentages)

Gross Profit
Commercial
IT Outsourcing Services	$7,903	26.1%	$6,064	25.2%	$1,839	30.3%
IT Consulting and Systems Integration	1,386	20.2%	1,511	22.1%	(125)	(8.3)%
Other Services	1,553	22.9%	1,034	26.3%	519	50.2%

Total Commercial	10,842	24.7%	8,609	24.7%	2,233	25.9%
Government Technology Services	5,555	25.2%	2,967	26.1%	2,588	87.2%

Total gross profit	$16,397	24.9%	$11,576	25.1%	$4,821	41.6%

Consistent with revenue, the increase in gross profit is attributable to a combination of growth from acquisitions completed in 2007 and organic growth from IT Outsourcing Services and Government Technology Services. Excluding gross profit contributed by acquisitions completed in 2007, total gross profit increased 20.8% to $13.3 million for the first quarter of 2008, while gross margin (defined as gross profit as a percentage of revenue) improved slightly to 24.9% from 24.8%.
IT Outsourcing Services
Gross profit from IT Outsourcing Services increased 30.3% to $7.9 million for the first quarter of 2008, from $6.1 million for the same period in 2007, and gross margin increased to 26.1% from 25.2%. In the Americas, gross margin improved primarily due to new customers and margin improvements on certain existing accounts, while gross margin in Europe was flat compared to 2007.
During the last two quarters, the Company has expanded its service delivery capability in Europe with the establishment of new locations in Dresden, Germany; Sibiu, Romania; and Stockholm, Sweden. Currently, these facilities have excess capacity and are underutilized, which is common with start-ups and negatively impacted gross margin in 2008. The first quarter of 2007 was negatively affected by the launch of support services for a major new customer and the renegotiation of the contract terms with a large customer in Europe that resulted in lower pricing and severance costs relating to the reduction of existing staff.

IT Consulting and Systems Integration Services
Gross profit from IT Consulting and Systems Integration decreased 8.3% to $1.4 million for the first quarter of 2008, from $1.5 million for the same period in 2007, and gross margin decreased to 20.2% from 22.1%. Gross margin increased slightly in the Americas from new business, but gross margin declined in Europe primarily due to competitive pressures in our application development business in Romania.
Government Technology Services
Gross profit from our Government Technology Services segment increased 87.2% to $5.6 million for the first quarter of 2008, from $3.0 million for the same period in 2007, and gross margin decreased to 25.2% from 26.1%. The increase in gross profit was primarily due to our acquisition of NewVectors in 2007. Excluding gross profit from acquisitions completed in 2007, gross profit was $3.3 million and gross margin was 25.2%. The decrease in gross margin was due to various factors, most notably the increased requirement for subcontracted resources on several programs. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.
Geographic Market Discussion

	Quarter Ended March 31,		Increase	%
	2008	2007	(Decrease)	Change
	(In thousands, except percentages)

Revenue
Commercial
Americas	$18,217	$16,396	$1,821	11.1%
Europe	25,711	18,440	7,271	39.4%

Total Commercial	43,928	34,836	9,092	26.1%
Government	22,036	11,358	10,678	94.0%

Total revenue	$65,964	$46,194	$19,770	42.8%

Gross Margin
Commercial
Americas	24.0%	23.2%
Europe	24.9%	26.0%

Total Commercial	24.7%	24.7%
Government	25.2%	26.1%

Total Gross Margin	24.9%	25.1%

Americas
Revenue generated in the Americas increased 11.1% to $18.2 million for the first quarter of 2008, from $16.4 million for the same period in 2007, primarily due to almost 9% revenue growth from IT Outsourcing Services. In addition, revenue from our Other Services segment increased over 48% in the Americas from a new global account won in 2007.
Gross margin from the Americas increased slightly to 24.0% for the first quarter of 2008, from 23.2% for the same period in 2007, as a result of gross margin improvement across all service lines.
Europe
Revenue generated in Europe increased 39.4% to $25.7 million for the first quarter of 2008, from $18.4 million for the same period in 2007, due to solid revenue growth in IT Outsourcing Services, our acquisition of SQM and the weakening of the U.S. dollar relative to the other international currencies in which we conduct business. Excluding the acquisition of SQM, revenue increased 32.3% to $22.0 million. Furthermore, revenue in Europe was positively affected by approximately $2.1 million for the first quarter of 2008 due to the weakening of the U.S. dollar relative to the other international currencies in which the Company conducts business.

Gross margin from Europe decreased to 24.9% for the first quarter of 2008, from 26.0% for the same period in 2007, primarily due to expanding IT Outsourcing Services delivery capabilities with the establishment of new locations in Dresden, Germany; Sibiu, Romania; and Stockholm, Sweden. Currently, these facilities have excess capacity and are underutilized. In addition, gross margin declined in the other service lines in Europe.
Operating Expenses and Other

	Quarter Ended March 31,		Increase	%
	2008	2007	(Decrease)	Change
	(In thousands, except percentages)

Operating Expenses and Other
Selling, general, and administrative expense	$13,358	$10,590	$2,768	26.1%
Net interest income (expense)	$(444)	$237	$(681)	(287)%
Foreign currency transaction gain (loss)	$212	$27	$185	685%
Income tax provision	$1,116	$346	$770	223%
Selling, general, and administrative (“SG&A”) expense decreased to 20.3% of total revenue for the first quarter of 2008, from 22.9% of total revenue for the same period in 2007, while increasing 26.1% on a dollar basis. Excluding the three acquisitions completed in 2007, SG&A expense was $10.7 million, or 20.0% of revenue, for the first quarter of 2008 and $10.1 million, or 22.7% of revenue, for the same period in 2007. The improvement in SG&A expense as a percentage of revenue occurred in spite of costs related to the Company’s CEO succession plan ($283,000), expansion of service delivery locations in Europe, incurring higher sales commissions, and other investments made to support our growth. SG&A expense also increased due to the weakening of the U.S. dollar from the first quarter of 2007.
In connection with the decision between the Board of Directors and the Company’s former President and Chief Executive Officer, William C. Brown, not to renew Mr. Brown’s contract upon its completion in February 2009, Mr. Brown’s Employment and Noncompetition Agreement was amended. Under the terms of the amendment, (1) the vesting of all outstanding, unvested stock-based awards were accelerated and became fully vested in February 2008, (2) Mr. Brown will have until February 15, 2010 to exercise outstanding stock options and (3) Mr. Brown will be paid a bonus for fiscal 2008 of not less than $75,000. The modification of the stock-based awards to accelerate vesting and extend the period in which stock options may be exercised resulted in additional compensation expense of $198,000 in the first quarter of 2008.
Net interest expense was $444,000 for the first quarter of 2008, compared to net interest income of $237,000 for the same period in 2007, as a result of interest expense on long-term debt issued in connection with the acquisitions of NewVectors and RL Phillips in 2007.
The Company’s year-to-date effective tax rate reported each quarter generally reflects the Company’s estimate of its effective tax rate for the current fiscal year. The consolidated effective tax rate increased to 39.8% for the first quarter of 2008, from 27.7% for the same period last year, primarily due to an increase in estimated year-over-year foreign operating losses for which a tax benefit is not recorded and a new income tax in the State of Michigan that took effect January 1, 2008. Furthermore, the Company’s effective tax rate for the year ended December 31, 2007 was 34.7%. Excluding the new State of Michigan income tax expense of $144,000, the Company’s effective tax rate was 36.5% for the first quarter of 2008. Prior to 2008, the State of Michigan had a value-added tax called the Single Business Tax that was not considered an income tax and was, therefore, included in SG&A expense in the consolidated income statement. Single Business Tax included in SG&A expense totaled $120,000 in the first quarter of 2007.
For the first quarter of 2008, the consolidated effective tax rate of 39.8% differs from the U.S. statutory tax rate of 34% primarily due to state income taxes, foreign operating losses not benefited and nondeductible expenses, which were partially offset by the tax benefit of tax rates in certain foreign countries that are lower than 34%. For the first quarter of 2007, the consolidated effective tax rate of 27.7% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries that are lower than 34% and the then-expected utilization of foreign tax loss carryforwards.

Significant Customers
We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. For the first quarter of 2008 and 2007, Ford accounted for 16.6% and 24.7%, respectively, of our total revenue, and the U.S. Federal Government accounted for 30.1% and 20.7%, respectively, of our total revenue. For the first quarter of 2008, in the aggregate, 18.9% of our total revenue was derived from agencies within the U.S. Department of Defense. For the first quarter of 2007, no single agency or department of the U.S. Federal Government comprised 10% or greater of the Company’s total revenue.
Ford Motor Company
Our business with Ford consists of service desk and desk side services, technical staffing, network management and a specific project installing personal computers subcontracted through Dell Inc. Revenue generated through our business with Ford decreased to $11.0 million for the first quarter of 2008 from $11.4 million for the same period in 2007.
Our largest contract with Ford is our Ford Global SPOC Program, which is currently scheduled to expire at the end of November 2008. Ford continues to seek cost savings on its total cost of IT infrastructure support, and we continue to work with Ford during the contract renewal process to find ways to reduce the total cost for our services. In our work on the contract renewal with Ford, we are attempting to offset the anticipated decrease in the price charged for our services with an increase in the number of seats supported and the expansion of the scope of our services. Except for Volvo, for whom we billed on an per-incident basis, we provide a set of infrastructure support services under specific service level metrics, and we invoice Ford based upon the number of seats we support. The number of seats supported is determined bi-annually on December 1 and June 1 of each year. If certain contractual conditions are met, Ford and TechTeam have the right during each six month period to request one out-of-cycle seat adjustment. Except for the uncertainty around our continuing to provide services to the Jaguar and Land Rover businesses, as a result of Ford’s prospective sale of these businesses, we believe we are well positioned to expand the SPOC program.
In the first quarter of 2008, we concluded the transition of certain services that we perform for Ford, valued at approximately $4 million in annual revenue, to internal Ford staff. As a result of this and other changes in the mix and volume of services provided to Ford, it is possible that we may lose 6-8% of our 2007 revenue from Ford in 2008, with a small degradation of gross profit margin.
We do not believe that Ford’s financial condition will otherwise affect our business with Ford or the collectibility of our accounts receivable from Ford; however, any failure to retain a significant amount of business with Ford, a bankruptcy filing or other restructuring by Ford, would have a material adverse effect on our operating results and liquidity.
U.S. Federal Government
We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government increased to $19.9 million for the first quarter of 2008, from $9.5 million for the same period in 2007. Without the impact of acquisitions our government business grew approximately 17% during the first quarter of 2008 from the same quarter in 2007. Most of this organic growth came from existing customers.
The results of our Government business were negatively impacted by the difficult government contracting environment created by the budget constraints our customers faced as funds are diverted to support the conflicts in Iraq and Afghanistan. As a result of this environment, many customers have delayed procurement actions. In turn, we have experienced delays in our expected new business development. With the NewVectors acquisition, the Company now derives a greater portion of its government revenue from short-term, project-based work. The uncertainty in government spending makes it more difficult to manage resources. Moreover, in 2008, our contract with the Business Transformation Agency of the Department of Defense is up for renewal. Revenue from the Business Transformation Agency totaled $2.7 million for the three months ended March 31, 2008. While we believe that, as a member of a team with other contractors, we are well positioned to obtain the renewal, there can be no assurances in this regard.

New Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosure on (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company does expect that SFAS 161 will have a material impact on the consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160 “Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51.” These pronouncements are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited, thus the provisions of these pronouncements will be effective for the Company in fiscal 2009. The Company is evaluating the potential impact of SFAS 141R and SFAS 160 on the consolidated financial statements.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company adopted SFAS 159 on January 1, 2008. The Company did not elect to measure any items within the scope of SFAS 159 at fair value, and therefore, the adoption of SFAS 159 did not impact the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted SFAS 157 on January 1, 2008, as required for financial assets and liabilities. The FASB deferred the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The Company does not expect that the adoption of the deferred portion of SFAS 157 will have a material impact on the consolidated financial statements.
Liquidity and Capital Resources
Cash and cash equivalents were $14.6 million at March 31, 2008, as compared to $19.4 million at December 31, 2007. Cash and cash equivalents decreased $4.8 million during the first quarter of 2008 as a result of $2.9 million in net cash used in operating activities, $755,000 in cash used for capital expenditures, $670,000 in cash used for acquisitions, and $558,000 in cash used for the payment of long-term debt.
Operating activities used cash of $2.9 million for the first quarter of 2008, primarily due to a non-cash working capital increase of $3.1 million largely from a decrease in accounts payable and accrued liabilities and an increase in accounts receivable. Accounts receivable has increased over the past two quarters from $60.1 million at September 30, 2007 to $72.1 million at March 31, 2008, driven by over 11% revenue growth in the first quarter of 2008 from the third quarter of 2007 and delayed payments from a few significant customers. Most of these customers paid past-due balances during the first quarter, but one significant government customer did not pay its past-due balance until April 2008. At March 31, 2008, accounts receivable included a total outstanding balance of $9.2 million from this government customer, of which $5.9 million was paid in April 2008 including almost all invoices over 60 days past due. Operating activities provided cash of $2.5 million for the first quarter of 2007, which was generated primarily from net income, after adjusting for depreciation and amortization.
Investing activities used cash of $1.4 million and $5.5 million for the first quarter of 2008 and 2007, respectively. In 2008, cash was used to purchase equipment and software and to make payments to the selling shareholders of prior acquisitions for achieving financial performance targets in 2007. In 2007, cash was used primarily for our acquisition of SQM.
Financing activities used cash of $571,000 and $1.7 million for the three months ended March 31, 2008 and 2007, respectively, primarily due to payments on long-term debt.

Long-term cash requirements, other than for normal operating expenses, are anticipated for the continued expansion in Europe, new expansion into the Asia-Pacific region, enhancements of existing technologies, additional consideration that is or may become payable to the selling shareholders of previously acquired companies based on specific performance conditions and operating targets, possible repurchases of our common stock and the possible acquisition of businesses complementary to our existing businesses. We believe that positive cash flows from operations, together with existing cash balances, will continue to be sufficient to meet our ongoing operational requirements for the next twelve months and foreseeable future. We have historically not paid dividends, and we are restricted from doing so under the credit agreement with our banks.
Material Commitments
There have been no significant changes in our material commitments disclosed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007.
Critical Accounting Policies and Estimates
There have been no changes in the selection and application of critical accounting policies and estimates disclosed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in reported market risks disclosed in “Item 7A — Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2008, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
From time to time we are involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material.
ITEM 1A — RISK FACTORS
There have been no changes in the risk factors disclosed in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered equity securities of the Company during the three months ended March 31, 2008.
The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the first quarter of 2008:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May Yet
	of Shares	Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs

January 1, 2008 to January 31, 2008	1,101 (a)	$10.16	—	—
February 1, 2008 to February 29, 2008	1,017 (a)	$8.14	—	—
March 1, 2008 to March 31, 2008	2,428 (a)	$9.14	—	—

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

TechTeam Global, Inc. (Registrant)
Date: May 12, 2008	By:	/s/ Gary J. Cotshott
Gary J. Cotshott
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Marc J. Lichtman
Marc J. Lichtman
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)