Form 10-K/A
period 2007-12-31
TECHTEAM GLOBAL INC
filed 2008-06-25
CIK 805054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
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
Registrant’s telephone number, including area code: (248) 357-2866
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name on each exchange on which registered

Common Stock, $.01 par value	NASDAQ® National Stock Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $123,072,000 (based on the June 30, 2005 closing sales price of $12.94 of the Registrant’s common stock, as reported on the NASDAQ® National Stock Market). For the sole purpose of making this calculation, the term “non-affiliates” has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by TechTeam Global, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are “affiliates” of TechTeam Global, Inc., as that term is defined under the Securities Act of 1934.
The number of shares outstanding of the registrant’s common stock as of March 10, 2006 was 10,029,204.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-10.25
Certification Pursuant to Rule 13a-14(a)
Certification Pursuant to Rule 13a-14(a)
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pusuant to 18 U.S.C. Section 1350

EXPLANATORY NOTE
This Amendment No. 2 to TechTeam Global, Inc.’s (“TechTeam” or the “Company”) Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 is being filed solely for the purpose of amending the Exhibit Index hereto and filing Exhibit 10.25, filed herewith.
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     a) Certain documents are filed as part of this Report on Form 10-K.
          (3) Exhibits.

Exhibit
Number	Exhibit	Reference *
2.1
Stock Purchase Agreement dated as of December 31, 2003, by and among TechTeam Global, Inc. and Digital Support Corporation, Peter S. Brigham, Robert H. Brigham, Christian J. Burneko, Fred O. Cornett, Jr., David W. Han, Satish Lulla, Raj K. Sachdev, and Digital Support Corporation 401(K) Plan.
*10

2.2
Share Purchase Agreement, dated May 13, 2004, in respect of the Shares in Advance Network Engineering NV, between Peter De Gendt, Werner Meynaerts, Pascal Claessens, Wim De Geetere, and Christophe Gesqueire, as Sellers, and TechTeam Global NV as Purchaser (excluding Exhibits and Schedules thereto)
*15

2.3
Stock Purchase Agreement, dated January 3, 2005 by and among TechTeam Global, Inc. and Digital Support Corporation and Sytel, Inc., The Stockholders of Sytel, Inc. and Certain of the Optionholders of Sytel, Inc.
*13

2.4
Share Purchase Agreement, dated October 3, 2005, by and between TechTeam Global, Inc., TechTeam Global NV/SA and Akela Informatique SRL, Lucian Ionut Butnaru, Peter Andrei Ungureanu, Sabin Girlea, Philippe Bouzier, Alain Joseph Maurice Kremer and George Tudor
*17

3.1	Certification of Incorporation of TechTeam Global, Inc. filed with the Delaware Secretary of State on September 14, 1987.	*8

3.2	Certificate of Amendment dated November 27, 1987 to our Certificate of Incorporation.	*8

3.3	Certificate of Amendment dated May 8, 2002 to Certificate of Incorporation	*8

3.4	Bylaws of TechTeam Global, Inc. as Amended and Restated February 13, 2006.	*18

4.1
Rights Agreement dated as of May 6, 1997, between TechTeam Global, Inc. and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the Form of Certificate of Designations, as Exhibit B thereto the Form of Right Certificate, and as Exhibit C thereto the Summary of Rights to Purchase Preferred Stock.
*5

4.2	First Amendment of Rights Agreement dated as of May 6, 1997	*6

4.3	Second Amendment of Rights Agreement dated as of May 6, 1997.	*11

10.1	Lease Agreement for office space in Southfield, Michigan known as the Cumberland Tech Center between the Company and Eleven Inkster Associates dated September 29, 1993.	*2

10.2	Sixth Amendment Lease Agreement dated March 13, 2000 for office space in Southfield, Michigan between Eleven Inkster Associates and the Company.	*11

Exhibit
Number	Exhibit	Reference *
10.3	Lease for office space in Dearborn, Michigan between the Company and Dearborn Atrium Associates Limited Partnership dated November 18, 1996.	*4

10.4	Third Amendment to Lease between the Company and Dearborn Tech, L.L.C (owner of interest of Dearborn Atrium Associates Limited Partnership) dated November 30, 2004.	*15

10.5	Lease Agreement for office space in Davenport, Iowa known as the 1010 Shopping Center between the Company and Partnership 1010, L.L.P. dated August 28, 1999.	*7

10.6	Office Lease Agreement by and between FJ Dulles Business Park II, L.L.C., as Landlord, and Digital Support Corporation, as Tenant, dated December 21, 2000.	*12

10.7	Lease Contract between IMMOBILIERE DE LA RUE DE STRASBOURG S.A and TechTeam Global NV/SA, as amended, dated April 4, 2003.	*12

10.8	Office Building Lease for office space in Bethesda, Maryland by and between Sytel, Inc. and Elizabethean Court Associates III L.P. dated September 27, 1995	*15

10.9	First Amendment to Lease by and between Sytel, Inc. and Elizabethean Court Associates III L.P. dated March 7, 1996	*15

10.10	Lease Extension Agreement by and between Sytel, Inc. and Elizabethean Court Associates III L.P. dated April 11, 2001	*15

10.11	Office Lease Agreement for office space in Herndon, Virginia by and between APA Properties No. 1, L.P. and Sytel, Inc. dated February 18,1999	*15

10.12	First Amendment to Office Lease Agreement by and between APA Properties No. 1, L.P. and Sytel, Inc. dated April 16, 1999	*15

10.13	Lease Agreement for office space in Bucharest, Romania between S.C. Italian-Romanian Industrial Development Enterprises – IRIDE SA and TechTeam Global SRL dated February 2, 2005	*15

10.14	1996 Nonemployee Directors Stock Plan.	*3

10.15	1990 Nonqualified Stock Option Plan.	*1

10.16	2004 Incentive Stock and Awards Plan	*15

10.17	TechTeam Global, Inc. Executive Annual Incentive Plan.	*18

10.18	TechTeam Global, Inc. Executive Long Term Incentive Program.	*18

10.19	Supplemental Retirement Plan dated October 1, 2000.	*7

10.20	Employment Agreement Relating to Change of Control.	*12

10.21	Employment Agreement between TechTeam Global, Inc. and William F. Coyro, Jr. dated May 25, 2005.	*16

10.22	Employment Agreement between TechTeam Europe, NV and Christoph Neut dated October 2, 1996.	*8

10.23	Employment Agreement between TechTeam Global, Inc. and Robert W. Gumber, dated September 29, 2005	*17

10.24	Employment Agreement between TechTeam Global, Inc. and William C. Brown, dated February 3, 2006	*18

10.25	Ford Global SPOC Agreement with Ford Motor Company dated December 1, 2005.	(1)

10.26	Amended and Restated Business Loan Agreement, dated January 3, 2005, between TechTeam Global, Inc. and Standard Federal Bank NA	*14

Exhibit
Number	Exhibit	Reference *
10.27	Promissory Note (Line of Credit), dated September 7, 2004	*13

10.28	Promissory Note (Term Loan), dated January 3, 2005	*14

14.1	TechTeam Global, Inc. Code of Business Conduct.	*18

21	List of subsidiaries of TechTeam Global, Inc.	*18

23.1	Consent of Independent Registered Public Accounting Firm.	*18

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment has been granted by the SEC. The copy filed as an exhibit omits the information subject to the confidentiality grant.

Exhibit
*1	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1990, filed as Exhibit 4.14 thereto.

*2	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1993.

*3	Incorporated by reference to our Registration Statement on Form S-3 (Registration No. 333–10687).

*4	Incorporated by reference to our Annual Report on Form 10-K dated December 31, 1996.

*5	Incorporated by reference to our Registration Statement on Form 8-A dated May 9, 1997.

*6	Incorporated by reference to our Registration Statement on Form 8-A/A, dated September 23, 1999.

*7	Incorporated by reference to our Annual Report on Form 10-K dated March 31, 2001.

*8	Incorporated by reference to our Annual Report on Form 10-K dated March 18, 2003.

*9	Incorporated by reference to our Report on Form 10-Q dated August 14, 2003.

*10	Incorporated by reference to our Report on Form 8-K dated January 14, 2004.

*11	Incorporated by reference to our Registration Statement on form 8-A12G/A, dated May 22, 2003.

*12	Incorporated by reference to our Report on Form 10-K dated March 24, 2004.

*13	Incorporated by reference to our Report on Form 8-K dated September 21, 2004.

*14	Incorporated by reference to our Report on Form 8-K dated January 5, 2005.

*15	Incorporated by reference to our Annual Report on Form 10-K dated March 18, 2005.

Exhibit
*16	Incorporated by reference to our Report on Form 8-K dated June 1, 2005.

*17	Incorporated by reference to our Report on Form 8-K dated October 5, 2005.

*18	Incorporated by reference to our Report on Form 10-K dated March 16, 2006
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechTeam Global, Inc.
Date: June 25, 2008	By:	/s/ Gary J. Cotshott
Gary J. Cotshott
President, Chief Executive Officer, and Director (Principal Executive Officer)

	By:	/s/ Marc J. Lichtman
Marc J. Lichtman
Vice President, Chief Financial Officer (Principal Financial Officer)

5