Form 10-Q
period 2008-06-30
TECHTEAM GLOBAL INC
filed 2008-08-11
CIK 805054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
Commission File Number: 0-16284
TECHTEAM GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	38-2774613 (I.R.S. Employer Identification No.)
27335 West 11 Mile Road, Southfield, MI 48033
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (248) 357-2866
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares of the registrant’s common stock outstanding at August 1, 2008 was 10,816,435.

TECHTEAM GLOBAL, INC.
FORM 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue
Commercial —
IT Outsourcing Services	$30,435	$25,298	$60,703	$49,354
IT Consulting and Systems Integration	8,070	6,986	14,944	13,834
Other Services	7,165	4,938	13,951	8,870

Total Commercial	45,670	37,222	89,598	72,058
Government Technology Services	22,206	15,322	44,242	26,680

Total revenue	67,876	52,544	133,840	98,738

Cost of revenue
Commercial —
IT Outsourcing Services	23,279	18,903	45,643	36,895
IT Consulting and Systems Integration	6,226	5,322	11,714	10,659
Other Services	5,488	3,685	10,722	6,583

Total Commercial	34,993	27,910	68,079	54,137
Government Technology Services	15,751	11,024	32,232	19,415

Total cost of revenue	50,744	38,934	100,311	73,552

Gross profit
Commercial	10,677	9,312	21,519	17,921
Government Technology Services	6,455	4,298	12,010	7,265

Total gross profit	17,132	13,610	33,529	25,186
Selling, general and administrative expense	14,108	11,233	27,466	21,823
Restructuring charges	3,884	—	3,884	—

Operating income (loss)	(860)	2,377	2,179	3,363
Net interest income (expense)	(422)	(7)	(866)	230
Foreign currency transaction gain (loss)	19	(26)	231	2

Income (loss) before income taxes	(1,263)	2,344	1,544	3,595
Income tax provision	575	832	1,691	1,178

Net income (loss)	$(1,838)	$1,512	$(147)	$2,417

Basic earnings (loss) per common share	$(0.17)	$0.15	$(0.01)	$0.23

Diluted earnings (loss) per common share	$(0.17)	$0.14	$(0.01)	$0.23

Weighted average number of common shares and common share equivalents outstanding
Basic	10,505	10,331	10,486	10,311
Diluted	10,505	10,528	10,486	10,486
See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$16,114	$19,431
Accounts receivable (less allowance of $583 at June 30, 2008 and $611 at December 31, 2007)	65,627	69,627
Prepaid expenses and other current assets	5,213	5,290

Total current assets	86,954	94,348

Property, equipment and software, net	10,508	10,562
Goodwill and other intangible assets, net	80,255	76,686
Other assets	677	573

Total assets	$178,394	$182,169

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$6,610	$5,850
Accounts payable	11,454	20,952
Accrued payroll and related taxes	14,346	14,237
Accrued expenses	8,755	8,317
Other current liabilities	2,060	1,819

Total current liabilities	43,225	51,175

Long-term liabilities
Long-term debt, less current portion	32,873	31,167
Deferred income taxes	2,009	1,738
Other long-term liabilities	971	1,058

Total long-term liabilities	35,853	33,963

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 10,795,075 and 10,693,488 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	108	107
Additional paid-in capital	76,605	75,364
Retained earnings	18,244	18,391
Accumulated other comprehensive income	4,359	3,169

Total shareholders’ equity	99,316	97,031

Total liabilities and shareholders’ equity	$178,394	$182,169

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income (loss)	$(147)	$2,417
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,765	2,980
Non-cash expense related to stock options and issuance of common stock and restricted common stock	1,118	604
Other	(23)	44
Changes in current assets and liabilities	(3,254)	(1,063)
Changes in long-term assets and liabilities	(422)	(153)

Net cash provided by operating activities	1,037	4,829

Investing activities
Purchase of property, equipment and software	(1,438)	(1,821)
Cash paid for acquisitions, net of cash acquired	(5,457)	(44,767)

Net cash used in investing activities	(6,895)	(46,588)

Financing activities
Proceeds from issuance of long-term debt	5,000	35,000
Proceeds from issuance of common stock	129	597
Tax benefit (expense) from stock options	(5)	57
Payments on long-term debt	(2,602)	(3,212)

Net cash provided by financing activities	2,522	32,442

Effect of exchange rate changes on cash and cash equivalents	19	118

Decrease in cash and cash equivalents	(3,317)	(9,199)
Cash and cash equivalents at beginning of period	19,431	30,082

Cash and cash equivalents at end of period	$16,114	$20,883

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. (“TechTeam” or the “Company”) in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Note 2 — Comprehensive Income
Comprehensive income (loss) is defined as net income (loss) and all non-ownership changes in shareholders’ equity. For the Company, comprehensive income (loss) for the periods presented consists of net income (loss), the foreign currency translation adjustment and net unrealized gain (loss) on derivative instruments. A summary of comprehensive income (loss) for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Comprehensive Income (Loss)
Net income (loss)	$(1,838)	$1,512	$(147)	$2,417
Other comprehensive income (loss) —
Foreign currency translation adjustment	4	429	1,204	550
Unrealized gain (loss) on derivative instruments	446	(166)	(14)	(166)

Comprehensive income (loss)	$(1,388)	$1,775	$1,043	$2,801

Note 3 — Earnings Per Share
Earnings per share for common stock is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options, unvested restricted stock and shares held in escrow in connection with the Company’s acquisition of RL Phillips, Inc.
No stock options are included in the computation of diluted earnings per share for the three and six months ended June 30, 2008, due to the net loss for those periods. The computation of diluted earnings per share for each period presented in 2007 excludes various stock options because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective period. Stock options excluded totaled 360,400 and 363,000 for the three and six months ended June 30, 2007, respectively.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 4 — Restructuring
On May 28, 2008, the Company announced corporate-wide organizational realignment and restructuring actions to improve the Company’s operating efficiency, achieve greater global consistency and drive improved financial performance. The restructuring and business improvement plan was approved by the Company’s Board of Directors on May 21, 2008. During the second quarter of 2008, the Company recorded a $3,884,000 pre-tax charge associated with the optimization plan, which is primarily related to separation costs for approximately 50 employees.
The following table summarizes the accrued charges related to the restructuring:

	Accrued
	Restructuring	Adjustments		Accrued
	Charges at	to Accrued		Restructuring
	December 31,	Restructuring	Cash	Charges at
	2007	Charges	Payments	June 30, 2008
	(In thousands)
Workforce reductions	$—	$3,540	$(1,975)	$1,565
Other	—	344	(17)	327

Total	$—	$3,884	$(1,992)	$1,892

The following table summarizes the restructuring charges by operating segment:

	Accrued
	Restructuring	Adjustments		Accrued
	Charges at	to Accrued		Restructuring
	December 31,	Restructuring	Cash	Charges at
	2007	Charges	Payments	June 30, 2008
	(In thousands)
Restructuring charges
Commercial —
IT Outsourcing Services	$—	$791	$(641)	$150
IT Consulting and Systems Integration	—	56	(52)	4
Other Services	—	15	(15)	—

Total Commercial	—	862	(708)	154
Government Technology Services	—	599	(235)	364
Selling, general and administrative expense	—	2,423	(1,049)	1,374

Total restructuring charges	$—	$3,884	$(1,992)	$1,892

Note 5 — Property, Equipment and Software
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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 6 — Long-Term Debt
In 2007, the Company entered into a five-year, secured credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and LaSalle Bank Midwest, N.A. (now called Bank of America, N.A.) under which the Company may borrow up to $40,000,000 for the issuance of letters of credit and loans. On June 5, 2008, the Company and the banks amended the Credit Agreement to permit borrowings up to $55,000,000. In addition, the Applicable Margin on a LIBOR-based loan was modified from a range of 0.75%-1.5% to a range of 0.95%-1.45%, and the unused commitment fee increased from a range of 0.1%-0.25% to a range of 0.15%-0.25%. Borrowings under the Credit Agreement are currently secured by substantially all domestic assets of the Company and 65% of its interests in the majority of its foreign subsidiaries. The Credit Agreement terminates on May 31, 2012.
Note 7 — Acquisitions
Onvaio LLC
On May 30, 2008, TechTeam Global, Inc. completed the acquisition of Onvaio LLC (“Onvaio”), a California limited liability company. Onvaio is a provider of technical support outsourcing services for clients globally through its wholly-owned subsidiary, Onvaio Asia Services, Inc., based in Manila, Philippines. The purchase price totaled $4,910,000 and included acquisition costs of $379,000. In addition to the initial purchase price, which was paid at closing, an additional $1,500,000 was placed into an escrow account and is payable in increments of $125,000 on the last day of each fiscal quarter following the closing provided that Onvaio is still providing services to its largest customer in substantially the same form and content as currently provided. This additional amount will be recorded as goodwill as it is earned. The allocation of the purchase price to assets acquired and liabilities assumed is an estimate and may change in future periods based on the final valuation of intangible assets.
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
NewVectors LLC
On May 31, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Government Solutions, Inc., completed the acquisition of all of the outstanding membership interest in NewVectors LLC (“NewVectors”), for approximately $40,586,000. Of the total purchase price, $4,000,000 was placed into escrow for a period of one year after closing to reimburse the Company for any claims for indemnity or breach of representation and warranties. On May 31, 2008, the amount held in escrow was released in its entirety.
SQM Sverige AB
In connection with the Company’s acquisition of SQM Sverige AB (“SQM”) on February 9, 2007, the selling shareholders had the potential to receive SEK 4,200,000 (equal to $600,000 at the acquisition date), subject to SQM’s achievement of a define revenue target for the 2007 calendar year. The selling shareholders received SEK 4,200,000 (equal to $660,000 on the date of payment) in April 2008 as a result of achieving the revenue target. The additional consideration was recorded as goodwill when it was earned in 2007.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 7 — Acquisitions (continued)
Pro Forma Results of Operations
The unaudited pro forma condensed combined results of operations are presented below as though NewVectors had been acquired on January 1, 2007. The pro forma condensed combined results of operations for Onvaio, RL Phillips and SQM are not materially different than reported results and are not presented.

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
	(In thousands, except per share)

Revenue
As reported	$52,544	$98,738
Pro forma	$58,151	$112,869
Net income
As reported	$1,512	$2,417
Pro forma	$1,647	$2,882
Diluted earnings per common share
As reported	$0.14	$0.23
Pro forma	$0.16	$0.27
Note 8 — Stock-Based Compensation
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
Stock Options
The Company recorded compensation expense totaling $304,000 and $222,000 related to outstanding options during the three months ended June 30, 2008 and 2007, respectively, and compensation expense totaling $547,000 and $468,000 during the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and 2007, there was approximately $3,200,000 and $1,479,000, respectively, of unrecognized compensation expense related to stock options. Unrecognized compensation expense at June 30, 2008, is expected to be recognized over a weighted-average period of approximately three years.
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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 8 — Stock-Based Compensation (continued)
The following assumptions were used to estimate the fair value of options granted for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
Expected dividend yield	0.0%	0.0%
Weighted average volatility	37%	35%
Risk free interest rate	1.8% — 3.4%	4.5% — 5.0%
Expected term (in years)	3.1	3.0
Restricted Common Stock
Compensation expense related to restricted stock under all plans is recorded on a straight-line basis over the vesting period. The Company recorded compensation expense of approximately $98,000 and $82,000 related to outstanding shares of restricted stock under all plans for the three months ended June 30, 2008 and 2007, respectively, and compensation expense of approximately $475,000 and $136,000 for the six months ended June 30, 2008 and 2007, respectively.
The weighted average grant-date fair value of restricted stock granted under all plans was $9.77 and $13.15 for the three months ended June 30, 2008 and 2007, respectively. The weighted average grant-date fair value of restricted stock granted under all plans was $8.95 and $12.96 for the six months ended June 30, 2008 and 2007, respectively. The fair value of restricted stock awards granted under all plans was determined based on the closing trading price of the Company’s common stock on the date of grant.
At June 30, 2008 and 2007, there was approximately $2,716,000 and $2,400,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted stock. Unrecognized compensation expense at June 30, 2008, is expected to be recognized over a weighted average period of three years.
Compensation expense for the three and six months ended June 30, 2007, includes $157,000 and $366,000 of expense, respectively, associated with 110,000 stock options that were granted to directors on June 23, 2006, and approved by shareholders on May 16, 2007. This award was accounted for as a liability award under a share-based payment arrangement, and therefore, the fair value of the award was remeasured at each reporting date until the date of settlement on May 16, 2007, when the final amount of compensation expense was measured. No compensation expense was recorded for this award during the six months ended June 30, 2008. Compensation expense for the six months ended June 30, 2008, includes $254,000 of expense related to the accelerated vesting of all non-vested restricted stock awards and modification of the exercise period of vested stock options granted to the Company’s former President and Chief Executive Officer, William C. Brown, in accordance with Mr. Brown’s amended Employment and Noncompetition Agreement.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 9 — Income Taxes
At June 30, 2008 and December 31, 2007 the Company had an unrecognized tax benefit of approximately $52,000. The Company recognizes accrued interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties as a component of selling, general and administrative expense. During the three and six months ended June 30, 2008 and 2007, interest and penalties recognized in the financial statements were not material. The Company had no material accruals for the payment of interest and penalties at June 30, 2008 and December 31, 2007.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2004 U.S. federal income tax return in the first quarter of 2007, which was completed in the second quarter of 2008. The following table summarizes tax years that remain subject to examination by major tax jurisdictions:

Major Jurisdiction	Open Years
U.S. Federal income taxes	2004 through 2006

U.S. State income taxes	2003 through 2006

Foreign income taxes	2002 through 2007
The Company’s effective tax rate reported each quarter generally reflects the Company’s estimate of its effective tax rate for the current fiscal year; however, the effective tax rate for the three and six months ended June 30, 2008, was adversely impacted by providing valuation allowances on current foreign operating losses due to historical operating losses in certain countries. The level of current foreign operating losses is made worse because a significant portion of the Company’s restructuring charges that were incurred in those countries. A tax benefit was recorded for the remaining portion of the restructuring charges that were incurred in other countries, including the United States. Excluding restructuring charges, the effective tax rate for the three and six months ended June 30, 2008, would have been 50.1% and 46.1%, respectively. The Company currently expects that its effective tax rate for the year, excluding restructuring charges, will be approximately 36% and, therefore, expects to record a significantly lower effective tax rate in the third and fourth quarters of 2008. For the three months ended June 30, 2007, the consolidated effective tax rate of 35.5% differs from the statutory tax rate of 34% primarily due to a change in estimate regarding the Company’s estimated annual tax rate for 2007.
The increase in the Company’s estimated effective annual tax rate of 36% for 2008 from 34.7% for fiscal 2007 is primarily due to a new income tax in the State of Michigan that took effect January 1, 2008. The Company recorded State of Michigan income tax expense of $198,000 and $342,000 for the three and six months ended June 30, 2008, respectively. Prior to 2008, the State of Michigan had a value-added tax called the Single Business Tax that was not considered an income tax and was, therefore, included in SG&A expense. Single Business Tax included in SG&A expense totaled $120,000 and $240,000 for the three and six months ended June 30, 2007, respectively.
The Company’s current and future provision for income taxes is significantly impacted by the recognition of valuation allowances in certain countries, particularly Belgium and Romania. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated. Accordingly, income taxes are impacted by the foreign valuation allowances and the mix of earnings among jurisdictions.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 10 — Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is the Executive Leadership Team, whose members include all executive officers of the Company. The Company evaluates segment performance primarily based on external revenue and segment gross profit.
The operating segments and their accounting policies are the same as those described in Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and herein. The Company does not allocate assets to operating segments but allocates certain amounts of depreciation and amortization expense to operating segments. Financial information for the Company’s operating segments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)
Revenue
Commercial
IT Outsourcing Services	$30,435	$25,298	$60,703	$49,354
IT Consulting and Systems Integration	8,070	6,986	14,944	13,834
Other Services	7,165	4,938	13,951	8,870

Total Commercial	45,670	37,222	89,598	72,058
Government Technology Services	22,206	15,322	44,242	26,680

Total revenue	$67,876	$52,544	$133,840	$98,738

Gross Profit
Commercial
IT Outsourcing Services	$7,156	$6,395	$15,060	$12,459
IT Consulting and Systems Integration	1,844	1,664	3,230	3,175
Other Services	1,677	1,253	3,229	2,287

Total Commercial	10,677	9,312	21,519	17,921
Government Technology Services	6,455	4,298	12,010	7,265

Total gross profit	17,132	13,610	33,529	25,186
Selling, general and administrative expense	(14,108)	(11,233)	(27,466)	(21,823)
Restructuring charge	(3,884)	—	(3,884)	—
Net interest income (expense)	(422)	(7)	(866)	230
Foreign currency transaction gain (loss)	19	(26)	231	2

Income (loss) before income taxes	$(1,263)	$2,344	$1,544	$3,595

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 10 — Segment Reporting (continued)
Revenue from customers, or groups of customers under common control, that comprise 10% or greater of the Company’s total revenue in any period presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

U.S. Federal Government	28.9%	24.7%	29.4%	22.8%
Ford Motor Company	15.9%	21.4%	16.3%	22.9%

Total	44.8%	46.1%	45.7%	45.7%

The Company conducts business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the U.S. Federal Government. For the three and six months ended June 30, 2008, 18.7% and 18.8%, respectively, of our total revenue was derived from agencies within the U.S. Department of Defense in the aggregate. For the three and six months ended June 30, 2007, no single agency or department of the U.S. Federal Government comprised 10% or greater of the Company’s total revenue.
The Company attributes revenue to different geographic areas on the basis of the location that has the contract with the customer, even though the services may be provided by a different geographic location. Revenue by geographic area is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)

Revenue
United States	$40,685	$31,864	$80,938	$59,619
Europe:
Belgium	13,559	10,600	26,667	21,416
Rest of Europe	13,632	10,080	26,235	17,703

Total Europe	27,191	20,680	52,902	39,119

Total revenue	$67,876	$52,544	$133,840	$98,738

Note 11 — Contingencies
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.
Note 12 — Related Party Transactions
On May 22, 2008, The Company established service desk operations in Manila, Philippines through an agreement with Rainmaker Asia, Inc., a wholly-owned subsidiary of Rainmaker Systems, Inc. The Company’s Chairman, Alok Mohan, is also an independent director and Chairman of Rainmaker Systems, Inc. The Company’s Board of Directors and Audit Committee independently approved this transaction.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 13 — Fair Value Measurements
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
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Balance at	Identical Items	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Interest rate swap derivative financial instrument	$(769)	N/A	$(769)	N/A
The liability associated with the interest rate swap is included in other current liabilities and other long-term liabilities on the consolidated balance sheet in the amounts of $422,000 and $347,000, respectively. The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivative is considered a level 2 item.

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
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
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
During the second quarter, the chief executive officer and executive leadership team completed a thorough review and evaluation of the Company’s organization structure and operating efficiency in all areas of the business to improve the Company’s operating efficiency, achieve greater global consistency and drive improved financial performance. On May 28, 2008, we announced a corporate-wide organizational realignment and restructuring that included reorganizing some of the Company’s business functions from regional models to a global structure and eliminating 50 employee positions. During the second quarter of 2008, the Company recorded a $3.9 million pre-tax charge associated with the optimization plan, which primarily related to personnel reductions.
The restructuring charges of $3.9 million caused the Company to report a net loss for the second quarter of 2008 of $1.8 million, or $0.17 per share. Excluding restructuring charges, the Company would have reported net income of $1.3 million, or $0.12 per share, for the second quarter of 2008, as compared to net income of $1.5 million, or $0.14 per share, for the same period last year. Moreover, the Company would have reported operating income of $3.0 million, or 4.5% of revenue, excluding restructuring charges, as compared to $2.4 million, or 4.5% of revenue, for the same period in 2007.
The Company also reported its seventh consecutive quarter of record revenue of $67.9 million for the second quarter of 2008, which represented 29.2% growth over the same period in 2007. Organic revenue growth (excludes acquisitions) was 17.7%. Revenue from our Commercial business grew almost 23% over last year, and revenue from our Government business grew almost 45% and over 6% organically. While revenue growth was strong, gross margin performance varied by business and region with increases in the Americas and our Government business, but decreases in gross margin in Europe, as discussed in more detail later in this MD&A.

In addition to the corporate-wide organizational realignment and restructuring, we continued our global expansion with our entry into Asia via a partnership with Rainmaker Asia, which provides us with a low risk entry into the Philippines, and our acquisition of Onvaio LLC, a California-based company with operations in the Philippines, to establish an owned presence, gain access to local knowledge, add substantively to our leadership team and accelerate our growth strategy.
The acquisition of Onvaio provided us with the opportunity to add two talented leaders to operate our new Asia/Latin America business unit and fill the vacant role of chief information officer. In addition on August 4, 2008, we announced that David Kriegman joined the Company as the new president of our government business. Finally, we undertook other management transformation actions to add executive talent and fill voids in leadership positions.
The Company’s transformation is occurring in three phases — optimization, strategy development and execution. We completed the optimization phase during the second quarter and are well into strategy development that will shape and guide the future of the Company. We expect to complete the strategy development phase during the third quarter and anticipate that it will include an aggressive growth agenda, with a managed combination of organic and acquired capability and growth, and continued global expanstion to meet our customers’ needs.
Results of Operations
Quarter Ended June 30, 2008 Compared to June 30, 2007
Revenue

	Quarter Ended June 30,		Increase	%
	2008	2007	(Decrease)	Change
		(In thousands, except percentages)

Revenue
Commercial —
IT Outsourcing Services	$30,435	$25,298	$5,137	20.3%
IT Consulting and Systems Integration	8,070	6,986	1,084	15.5%
Other Services	7,165	4,938	2,227	45.1%

Total Commercial	45,670	37,222	8,448	22.7%
Government Technology Services	22,206	15,322	6,884	44.9%

Total revenue	$67,876	$52,544	$15,332	29.2%

Total Company revenue increased 29.2% to $67.9 million for the second quarter of 2008 through a combination of acquisitions completed in 2008 and 2007 and strong organic growth from IT Outsourcing Services. Excluding revenue from acquisitions that affect year-over-year comparability, revenue increased 17.7% to $61.8 million for the second quarter of 2008. Revenue was also positively affected by approximately $2.9 million from the weakening of the U.S. dollar relative to the international currencies in which the Company conducts business. We are unable to predict the effect fluctuations in international currencies will have on our revenue in 2008, but given the uncertain economic times and the effect on the U.S. dollar, there could be significant revenue volatility.
IT Outsourcing Services
Revenue from IT Outsourcing Services increased 20.3% to $30.4 million for the second quarter of 2008, from $25.3 million for the same period in 2007, primarily as a result of over 31% revenue growth in Europe. Our solid revenue growth reflects our success at being able to grow existing accounts in our Commercial business by expanding the scope of our services and the geographies in which we deliver services. The majority of revenue growth in the second quarter occurred in existing accounts, including existing clients of the Americas to whom we have expanded our service delivery to include parts of Europe. This growth occurred in spite of a reduction in revenue from two projects comprising about 4% of IT Outsourcing Services revenue in the second quarter of 2007, including a project for Ford Motor Company (“Ford”), that concluded and did not renew their contracts at the end of March 2008. The Company has several IT Outsourcing contracts that expire in 2008 — most notably the Ford Global SPOC Contract and several accounts in the Americas and Europe that together comprised 32% of the Company’s total revenue in fiscal 2007. While we feel that we are well positioned to renew many of these contracts in 2008, it is not possible to predict the outcome of these renewals or the terms under which the renewals will occur.
Ford is the Company’s largest Commercial customer. IT Outsourcing Services revenue generated from Ford globally was $8.9 million for the second quarter of 2008 and 2007. Revenue from Ford declined almost 21% in the Americas as a result of a decline in seats supported from a reduction in Ford’s workforce and the conclusion of the project noted earlier that did not renew at the end of March 2008. Revenue in Europe increased from expansion of the SPOC Program resulting in aggregate growth in Europe of over 28%. Please refer to our discussion of Ford in the “Significant Customers” section of MD&A.
Total IT Outsourcing revenue in the second quarter of 2008 was positively affected by approximately $2.3 million from the weakening of the U.S. dollar relative to the same period in 2007. Since most of our international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit is considerably less than the estimated impact on revenue.
IT Consulting and Systems Integration
Revenue from IT Consulting and Systems Integration increased 15.5% to $8.1 million for the second quarter of 2008, from $7.0 million for the same period in 2007, with revenue growth in both the Americas and Europe. Revenue in the Americas experienced a decrease in business with Ford, which resulted from a reduction in Ford’s workforce and also from the tendency of this business to fluctuate from period to period. The decrease in business with Ford in the Americas was more than offset by revenue growth in the Company’s hospitality business. With the exception of an increase in product sales, revenue in Europe decreased due to less project-based IT Consulting work.
Government Technology Services
Revenue from Government Technology Services increased 44.9% to $22.2 million for the second quarter of 2008, from $15.3 million for the same period in 2007, primarily due to our acquisitions of NewVectors and RL Phillips in 2007. Excluding revenue from these acquisitions, revenue increased 6.3% to $16.3 million for the second quarter of 2008 due to growth in existing customer programs and, to a lesser extent, new customer contracts. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.

Gross Profit and Gross Margin

	Quarter Ended June 30,
	2008		2007
		Gross		Gross	Increase	%
	Amount	Margin %	Amount	Margin %	(Decrease)	Change
	(In thousands, except percentages)

Gross Profit
Commercial —
IT Outsourcing Services	$7,156	23.5%	$6,395	25.3%	$761	11.9%
IT Consulting and Systems Integration	1,844	22.9%	1,664	23.8%	180	10.8%
Other Services	1,677	23.4%	1,253	25.4%	424	33.8%

Total Commercial	10,677	23.4%	9,312	25.0%	1,365	14.7%
Government Technology Services	6,455	29.1%	4,298	28.1%	2,157	50.2%

Total gross profit	$17,132	25.2%	$13,610	25.9%	$3,522	25.9%

Consistent with revenue, the increase in gross profit is attributable to a combination of acquisitions completed in 2008 and 2007 and organic growth from IT Outsourcing Services. Excluding gross profit contributed by acquisitions that affect year-over-year comparability, total gross profit increased 11.5% to $15.2 million for the second quarter of 2008, but gross margin (defined as gross profit as a percentage of revenue) decreased to 24.5%.
IT Outsourcing Services
Gross profit from IT Outsourcing Services increased 11.9% to $7.2 million for the second quarter of 2008, from $6.4 million for the same period in 2007, and gross margin decreased to 23.5% from 25.3%. In the Americas, gross margin improved primarily due to margin improvements on certain existing accounts. In Europe, gross margin decreased as a result of several factors, including expanding our service delivery capabilities in Europe and increased labor and benefit-related costs. During the last three quarters, the Company has expanded its service delivery capabilities with the establishment of new locations in Dresden, Germany; Sibiu, Romania; and Stockholm, Sweden. Currently, these facilities have excess capacity, are underutilized and negatively impacted gross margin in 2008. Moreover, the competitive environment is making it more difficult to recruit and retain employees.
IT Consulting and Systems Integration
Gross profit from IT Consulting and Systems Integration increased 10.8% to $1.8 million for the second quarter of 2008, from $1.7 million for the same period in 2007, and gross margin decreased to 22.9% from 23.8%. Gross margin increased slightly in the Americas from new project-based work in the Company’s hospitality business, but gross margin declined in Europe primarily due to challenges from the competitive environment in our application development business in Romania and from less project-based IT Consulting work over the rest of Europe.
Government Technology Services
Gross profit from our Government Technology Services segment increased 50.2% to $6.5 million for the second quarter of 2008, from $4.3 million for the same period in 2007, and gross margin increased to 29.1% from 28.1%. The increase in gross profit and gross margin was primarily due to our acquisition of NewVectors in 2007. Excluding gross profit contributed by acquisitions that affect year-over-year comparability, gross profit was $4.6 million and gross margin remained approximately flat at 28.2% for the second quarter of 2008. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.

Geographic Market Discussion

	Quarter Ended June 30,		Increase	%
	2008	2007	(Decrease)	Change
		(In thousands)

Revenue
Commercial —
Americas	$18,479	$16,542	$1,937	11.7%
Europe	27,191	20,680	6,511	31.5%

Total Commercial	45,670	37,222	8,448	22.7%
Government	22,206	15,322	6,884	44.9%

Total revenue	$67,876	$52,544	$15,332	29.2%

Gross Margin
Commercial —
Americas	25.6%	23.6%
Europe	21.9%	26.1%

Total Commercial	23.4%	25.0%
Government	29.1%	28.1%

Total Gross Margin	25.2%	25.9%

Americas
Revenue generated in the Americas increased 11.7% to $18.5 million for the second quarter of 2008, from $16.5 million for the same period in 2007, primarily due to new customers and projects in IT Consulting and Systems Integration services and technical staffing services, which are included in Other Services. Revenue from IT Outsourcing Services experienced a significant decline in revenue from Ford that was more than offset by revenue growth from new and existing customers. Gross margin from the Americas increased to 25.6% for the second quarter of 2008, from 23.6% for the same period in 2007, as a result of gross margin improvement across all service lines, particularly IT Outsourcing Services.
Europe
Revenue generated in Europe increased 31.5% to $27.2 million for the second quarter of 2008, from $20.7 million for the same period in 2007, due to solid revenue growth in IT Outsourcing Services, our acquisition of SQM and the weakening of the U.S. dollar. Revenue in Europe was positively affected by approximately $2.9 million for the second quarter of 2008 due to the weakening of the U.S. dollar relative to the same period in 2007. Gross margin from Europe decreased to 21.9% for the second quarter of 2008, from 26.1% for the same period in 2007, primarily due to expanding IT Outsourcing Services delivery capabilities with the establishment of new locations in Dresden, Germany; Sibiu, Romania; and Stockholm, Sweden. Currently, these facilities have excess capacity and are underutilized. In addition, gross margin declined due to challenges from the competitive environment, which is making it more difficult to recruit and retain employees.

Operating Expenses and Other

	Quarter Ended June 30,		Increase	%
	2008	2007	(Decrease)	Change
	(In thousands, except percentages)

Operating Expenses and Other
Selling, general and administrative expense	$14,108	$11,233	$2,875	25.6%
Restructuring charge	$3,884	$—	$3,884	NM %
Net interest income (expense)	$(422)	$(7)	$(415)	NM %
Foreign currency transaction loss	$19	$(26)	$45	(173)%
Income tax provision	$575	$832	$(257)	(30.9)%
Selling, general, and administrative (“SG&A”) expense decreased to 20.8% of total revenue for the second quarter of 2008, from 21.4% of total revenue for the same period in 2007. As the Company’s revenue has grown, we have achieved greater leverage in our SG&A spending, yet we have incurred greater expenses related to expansion of service delivery locations in Europe, sales commissions, marketing expenses and travel necessary to support the continuing globalization of the Company. SG&A expense also increased due to the weakening of the U.S. dollar from the second quarter of 2007.
On May 28, 2008, the Company announced a corporate-wide organizational realignment and restructuring actions to improve the Company’s operating efficiency, achieve greater global consistency and drive improved financial performance. The actions included reorganizing some of the Company’s business functions from regional models to a global structure and eliminating 50 employee positions. During the second quarter of 2008, the Company recorded a $3.9 million pre-tax charge associated with the optimization plan, which primarily related to personnel reductions. We do not anticipate recording any material expense in future periods related to this realignment and restructuring plan.
Net interest expense was $422,000 for the second quarter of 2008, compared to net interest expense of $7,000 for the same period in 2007, as a result of interest expense on long-term debt issued in connection with acquisitions.
The Company’s effective tax rate reported each quarter generally reflects the Company’s estimate of its effective tax rate for the current fiscal year; however, the effective tax rate for the second quarter of 2008 was adversely impacted by providing valuation allowances on current foreign operating losses historical operating losses in certain countries. The level of current foreign operating losses is made worse because a significant portion of the Company’s restructuring charges were incurred in those countries. A tax benefit was recorded for the remaining portion of the restructuring charges that were incurred in other countries, including the United States. Excluding restructuring charges, the effective tax rate for the second quarter of 2008 would have been 50.1%. The Company currently expects that its effective tax rate for the year, excluding restructuring charges, will be approximately 36% and, therefore, expects to record a significantly lower effective tax rate in the third and fourth quarters of 2008. For the second quarter of 2007, the consolidated effective tax rate of 35.5% differs from the statutory tax rate of 34% primarily due to a change in estimate regarding the Company’s estimated annual tax rate for 2007.
The increase in the Company’s estimated effective annual tax rate of 36% for fiscal 2008 from 34.7% for fiscal 2007 is primarily due to a new income tax in the State of Michigan that took effect January 1, 2008. The Company recorded State of Michigan income tax expense of $198,000 for the second quarter of 2008. Prior to 2008, the State of Michigan had a value-added tax called the Single Business Tax that was not considered an income tax and was, therefore, included in SG&A expense. Single Business Tax included in SG&A expense totaled $120,000 in the second quarter of 2007.
The Company’s current and future provision for income taxes is significantly impacted by the recognition of valuation allowances in certain countries, particularly Belgium and Romania. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated. Accordingly, income taxes are impacted by the foreign valuation allowances and the mix of earnings among jurisdictions.
Results of Operations
Six Months Ended June 30, 2008 Compared to June 30, 2007
Revenue

	Six Months Ended
	June 30,		Increase	%
	2008	2007	(Decrease)	Change
	(In thousands, except percentages)

Revenue
Commercial —
IT Outsourcing Services	$60,703	$49,354	$11,349	23.0%
IT Consulting and Systems Integration	14,944	13,834	1,110	8.0%
Other Services	13,951	8,870	5,081	57.3%

Total Commercial	89,598	72,058	17,540	24.3%
Government Technology Services	44,242	26,680	17,562	65.8%

Total revenue	$133,840	$98,738	$35,102	35.6%

Total Company revenue increased 35.6% to $133.8 million for the for the six months ended June 30, 2008, through a combination of acquisitions completed in 2008 and 2007 and strong organic growth from IT Outsourcing Services and Government Technology Services. Excluding revenue from acquisitions that affect year-over-year comparability, revenue increased 19.3% to $117.8 million for the six months ended June 30, 2008. Revenue was also positively affected by approximately $4.5 million from the weakening of the U.S. dollar relative to the international currencies in which the Company conducts business. We are unable to predict the effect fluctuations in international currencies will have on our revenue in 2008, but given the uncertain economic times and the effect on the U.S. dollar, there could be significant revenue volatility.
IT Outsourcing Services
Revenue from IT Outsourcing Services increased 23.0% to $60.7 million for the six months ended June 30, 2008, from $49.4 million for the same period in 2007, primarily as a result of over 38% revenue growth in Europe. Our solid revenue growth reflects our success at being able to grow existing accounts in our Commercial business by expanding the scope of our services and the geographies in which we deliver services. The majority of revenue growth in the second quarter occurred in existing accounts, including existing clients of the Americas to whom we have expanded our service delivery to include parts of Europe. This growth occurred in spite of a reduction in revenue from two projects, comprising about 4% of IT Outsourcing Services revenue for the six months ended June 30, 2007, that concluded and did not renew their contracts at the end of March 2008.
IT Outsourcing Services revenue generated from Ford globally decreased 2.3% to $17.9 million for the six months ended June 30, 2008, from $18.4 million for the same period in 2007. Revenue from Ford declined almost 19% in the Americas as a result of a decline in seats supported from a reduction in Ford’s workforce, while revenue in Europe increased from expansion of the SPOC Program resulting in aggregate growth in Europe of almost 24%. Please refer to our discussion of Ford in the “Significant Customers” section of MD&A.
Total IT Outsourcing revenue for the six months ended June 30, 2008, was positively affected by approximately $4.3 million from the weakening of the U.S. dollar relative to the same period in 2007. Since most of our international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit is considerably less than the estimated impact on revenue.

IT Consulting and Systems Integration
Revenue from IT Consulting and Systems Integration increased 8.0% to $14.9 million for the six months ended June 30, 2008, from $13.8 million for the same period in 2007, with revenue growth in both the Americas and Europe. Revenue in the Americas experienced a decrease in business with Ford, which resulted from a reduction in Ford’s workforce and also from the tendency of this business to fluctuate from period to period. The decrease in business with Ford in the Americas was more than offset by revenue growth in the Company’s hospitality business. With the exception of an increase in product sales, revenue in Europe decreased due to less project-based IT Consulting work.
Government Technology Services
Revenue from Government Technology Services increased 65.8% to $44.2 million for the six months ended June 30, 2008, from $26.7 million for the same period in 2007, primarily due to our acquisitions of NewVectors and RL Phillips in 2007. Excluding revenue from these acquisitions, revenue increased 11.0% to $29.6 million for the six months ended June 30, 2008 due to growth in existing customer programs and, to a lesser extent, new customer contracts. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.
Gross Profit and Gross Margin

	Six Months Ended June 30,
	2008		2007
		Gross		Gross	Increase	%
	Amount	Margin %	Amount	Margin %	(Decrease)	Change
	(In thousands, except percentages)

Gross Profit
Commercial —
IT Outsourcing Services	$15,060	24.8%	$12,459	25.2%	$2,601	20.9%
IT Consulting and Systems Integration	3,230	21.6%	3,175	23.0%	55	1.7%
Other Services	3,229	23.1%	2,287	25.8%	942	41.2%

Total Commercial	21,519	24.0%	17,921	24.9%	3,598	20.1%
Government Technology Services	12,010	27.1%	7,265	27.2%	4,745	65.3%

Total gross profit	$33,529	25.1%	$25,186	25.5%	$8,343	33.1%

Consistent with revenue, the increase in gross profit is attributable to a combination of acquisitions completed in 2008 and 2007 and organic growth from IT Outsourcing Services and Government Technology Services. Excluding gross profit contributed by acquisitions that affect year-over-year comparability, total gross profit increased 15.4% to $29.1 million and gross margin decreased to 24.7% for the six months ended June 30, 2008.
IT Outsourcing Services
Gross profit from IT Outsourcing Services increased 20.9% to $15.1 million for the six months ended June 30, 2008, from $12.5 million for the same period in 2007, and gross margin decreased to 24.8% from 25.2%. In the Americas, gross margin improved primarily due to margin improvements on certain existing accounts. In Europe, gross margin decreased as a result of several factors, including expanding our service delivery capabilities in Europe and increased labor and benefit-related costs. During the last three quarters, the Company has expanded its service delivery capability in Europe with the establishment of new locations in Dresden, Germany; Sibiu, Romania; and Stockholm, Sweden. Currently, these facilities have excess capacity, are underutilized and negatively impacted gross margin in 2008. Moreover, the competitive environment is making it more difficult to recruit and retain employees.

IT Consulting and Systems Integration
Gross profit from IT Consulting and Systems Integration increased slightly to $3.2 million for the six months ended June 30, 2008, and gross margin decreased to 21.6% from 23.0%. Gross margin increased slightly in the Americas from new project-based work in the Company’s hospitality business, but gross margin declined in Europe primarily due to challenges from the competitive environment in our application development business in Romania and from less project-based IT Consulting work over the rest of Europe.
Government Technology Services
Gross profit from our Government Technology Services segment increased 65.3% to $12.0 million for the six months ended June 30, 2008, from $7.3 million for the same period in 2007, and gross margin decreased slightly to 27.1% from 27.2%. The increase in gross profit was primarily due to our acquisition of NewVectors in 2007. Excluding gross profit contributed by acquisitions that affect year-over-year comparability, gross profit increased 8.4% to $7.9 million and gross margin was decreased slightly to 26.8% for the six months ended June 30, 2008. The decrease in gross margin was due to various factors, most notably the increased requirement for subcontracted resources on several programs. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.
Geographic Market Discussion

	Six Months Ended
	June 30,		Increase	%
	2008	2007	(Decrease)	Change
		(In thousands)

Revenue
Commercial
Americas	$36,696	$32,939	$3,757	11.4%
Europe	52,902	39,119	13,783	35.2%

Total Commercial	89,598	72,058	17,540	24.3%
Government	44,242	26,680	17,562	65.8%

Total revenue	$133,840	$98,738	$35,102	35.6%

Gross Margin
Commercial
Americas	25.1%	23.4%
Europe	23.3%	26.1%

Total Commercial	24.0%	24.9%
Government	27.1%	27.2%

Total Gross Margin	25.1%	25.5%

Americas
Revenue generated in the Americas increased 11.4% to $36.7 million for the six months ended June 30, 2008, from $32.9 million for the same period in 2007, primarily due to new customers and projects in IT Consulting and Systems Integration services and technical staffing services, which are included in Other Services. Revenue from IT Outsourcing Services experienced a significant decline in revenue from Ford that was offset by revenue growth from new customers and growth in existing customers. Gross margin from the Americas increased to 25.1% for the six months ended June 30, 2008, from 23.4% for the same period in 2007, as a result of gross margin improvement across all service lines, particularly IT Outsourcing Services.

Europe
Revenue generated in Europe increased 35.2% to $52.9 million for the six months ended June 30, 2008, from $39.1 million for the same period in 2007, due to solid revenue growth in IT Outsourcing Services, our acquisition of SQM and the weakening of the U.S. dollar. Revenue in Europe was positively affected by approximately $4.5 million for the six months ended June 30, 2008 due to the weakening of the U.S. dollar relative to the same period in 2007. Gross margin from Europe decreased to 23.3% for the six months ended June 30, 2008, from 26.1% for the same period in 2007, primarily due to expanding IT Outsourcing Services delivery capabilities with the establishment of new locations in Dresden, Germany; Sibiu, Romania; and Stockholm, Sweden. Currently, these facilities have excess capacity and are underutilized. In addition, gross margin declined due to challenges from the competitive environment, which is making it more difficult to recruit and retain employees.
Operating Expenses and Other

	Six Months Ended
	June 30,		Increase	%
	2008	2007	(Decrease)	Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general and administrative expense	$27,466	$21,823	$5,643	25.9%
Restructuring charge	$3,884	$—	$3,884	NM%
Net interest income (expense)	$(866)	$230	$(1,096)	NM%
Foreign currency transaction loss	$231	$2	$123	NM%
Income tax provision	$1,691	$1,178	$(513)	43.5%
Selling, general, and administrative (“SG&A”) expense decreased to 20.5% of total revenue for the six months ended June 30, 2008, from 22.1% of total revenue for the same period in 2007. As the Company’s revenue has grown, we have achieved greater leverage in our SG&A spending, yet we have incurred greater expenses related to expansion of service delivery locations in Europe, sales commissions, marketing expenses and travel as we become a more global company. SG&A expense also increased due to the weakening of the U.S. dollar.
In connection with the decision between the Board of Directors and the Company’s former President and Chief Executive Officer, William C. Brown, not to renew Mr. Brown’s contract upon its completion in February 2009, Mr. Brown’s Employment and Noncompetition Agreement was amended. Under the terms of the amendment, (1) the vesting of all outstanding, unvested stock-based awards were accelerated and became fully vested in February 2008, (2) Mr. Brown will have until February 15, 2010 to exercise outstanding stock options and (3) Mr. Brown will be paid a bonus for fiscal 2008 of not less than $75,000. The modification of the stock-based awards to accelerate vesting and extend the period in which stock options may be exercised resulted in additional compensation expense of $254,000 for the six months ended June 30, 2008.
On May 28, 2008, the Company announced a corporate-wide organizational realignment and restructuring actions to improve the Company’s operating efficiency, achieve greater global consistency and drive improved financial performance. The actions included reorganizing some of the Company’s business functions from regional models to a global structure and eliminating 50 employee positions. The Company recorded a $3.9 million pre-tax charge associated with the optimization plan during the six months ended June 30, 2008, which primarily related to personnel reductions. We do not anticipate recording any material expense in future periods related to this realignment and restructuring plan.
Net interest expense was $866,000 for the six months ended June 30, 2008, compared to net interest income of $230,000 for the same period in 2007, as a result of interest expense on long-term debt issued in connection with acquisitions.

The Company’s effective tax rate reported on a year-to-date basis generally reflects the Company’s estimate of its effective tax rate for the current fiscal year; however, the effective tax rate for the six months ended June 30, 2008 was adversely impacted by providing valuation allowances on current foreign operating losses due to historical operating losses in certain countries. The level of current foreign operating losses is made worse because a significant portion of the Company’s restructuring charges were incurred in those countries. A tax benefit was recorded for the remaining portion of the restructuring charges that were incurred in other countries, including the United States. Excluding restructuring charges, the effective tax rate for the six months ended June 30, 2008 would have been 46.1%. The Company currently expects that its effective tax rate for the year, excluding restructuring charges, will be approximately 36% and, therefore, expects to record a significantly lower effective tax rate in the third and fourth quarters of 2008. For the six months ended June 30, 2007, the consolidated effective tax rate of 32.8% differs from the statutory tax rate of 34% primarily due to the tax benefit of tax rates in certain foreign countries and the then-expected utilization of foreign tax loss carryforwards.
The increase in the Company’s estimated effective annual tax rate of 36% for fiscal 2008 from 34.7% for fiscal 2007 is primarily due to a new income tax in the State of Michigan that took effect January 1, 2008. The Company recorded State of Michigan income tax expense of $342,000 for the six months ended June 30, 2008. Prior to 2008, the State of Michigan had a value-added tax called the Single Business Tax that was not considered an income tax and was, therefore, included in SG&A expense. Single Business Tax included in SG&A expense totaled $240,000 for the six months ended June 30, 2007.
The Company’s current and future provision for income taxes is significantly impacted by the recognition of valuation allowances in certain countries, particularly Belgium and Romania. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated. Accordingly, income taxes are impacted by the foreign valuation allowances and the mix of earnings among jurisdictions.
Significant Customers
We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. For the quarters ended June 30, 2008 and 2007, Ford accounted for 15.9% and 21.4%, respectively, of the Company’s total revenue, and the U.S. Federal Government accounted for 28.9% and 24.7%, respectively. For the six months ended June 30, 2008 and 2007, Ford accounted for 16.3% and 22.9%, respectively, of the Company’s total revenue, and the U.S. Federal Government accounted for 29.4% and 22.8%, respectively, of the Company’s total revenue. For the three and six months ended June 30, 2008, respectively, 18.7% and 18.8% of our total revenue was derived from agencies within the U.S. Department of Defense, in the aggregate. During 2007, no single agency or department of the U.S. Federal Government comprised 10% or greater of the Company’s total revenue.
Ford Motor Company
Our business with Ford consists of service desk and desk side services, technical staffing, network management and a specific project installing personal computers subcontracted through Dell Inc. Revenue generated through our business with Ford decreased to $21.8 million for the six months ended June 30, 2008 from $22.6 million for the same period in 2007.
Our largest contract with Ford is our Ford Global SPOC Program, which is currently scheduled to expire at the end of November 2008. We are currently in the process of renewing this contract. Except for our support of Volvo Car Corporation, for whom we billed on an per-incident basis, we provide a set of infrastructure support services under specific service level metrics, and we invoice Ford based upon the number of seats we support. The number of seats supported is determined bi-annually on December 1 and June 1 of each year. If certain contractual conditions are met, Ford and TechTeam have the right during each six month period to request one out-of-cycle seat adjustment. Ford has recently announced further actions to reduce its US workforce, and the size of Ford’s current restructuring effort could reduce the number of seats supported enough to require an out-of-cycle seat count reduction in the third quarter of 2008. While there is revenue pressure from the decrease in the number of seats supported and from Ford’s continued efforts to seek cost savings on its total cost of IT infrastructure support, we are working to offset the anticipated decrease in revenue through an expansion of the SPOC Program to parts of the Ford enterprise that are not currently a part of the SPOC Program and the expansion of the scope of our services. Except for the uncertainty around our continuing to provide services to the Jaguar and Land Rover businesses, for whom we anticipate to continue to provide service in 2008 and 2009, we believe we are well positioned to expand the SPOC program. As a result of changes in the mix and volume of services provided to Ford, we anticipate that our revenue from Ford will decline on 2008 over 2007 basis by approximately 6-8%, with a small degradation of gross profit margin.
We do not believe that Ford’s financial condition will otherwise affect our business with Ford or the collectability of our accounts receivable from Ford; however, any failure to retain a significant amount of business with Ford, a bankruptcy filing or other restructuring by Ford, would have a material adverse effect on our operating results and liquidity.
U.S. Federal Government
We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government increased to $19.6 million for the second quarter of 2008, from $12.7 million for the same period in 2007. Without the impact of acquisitions our government business grew approximately 11% during the second quarter of 2008 from the same quarter in 2007. Most of this organic growth came from existing customers.
The results of our Government business were negatively impacted by the difficult government contracting environment created by the budget constraints our customers faced as funds continue to be diverted to support the conflicts in Iraq and Afghanistan. As a result of this environment, many customers have delayed procurement actions. In turn, we have experienced delays in our expected new business development. With the NewVectors acquisition, the Company now derives a greater portion of its government revenue from short-term, project-based work. The uncertainty in government spending makes it more difficult to manage resources. Moreover, in 2008, our contract with the Business Transformation Agency of the Department of Defense is up for renewal. Revenue from the Business Transformation Agency totaled $2.1 million for the second quarter of 2008 and $4.8 million for the six months ended June 30, 2008. While we believe that as a member of a team with other contractors we are well positioned to obtain the renewal, there can be no assurances in this regard.
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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160 “Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51.” These pronouncements are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited, thus the provisions of these pronouncements will be effective for the Company in fiscal 2009. The Company is evaluating the potential impact of SFAS 141R and SFAS 160 on the consolidated financial statements. SFAS 141R will have an impact on accounting for future business combinations once adopted, but the effect is dependent upon the terms of each acquisition at that time.

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
Liquidity and Capital Resources
Cash and cash equivalents were $16.1 million at June 30, 2008, as compared to $19.4 million at December 31, 2007. Cash and cash equivalents decreased $3.3 million for the six months ended June 30, 2008, as a result of $1.4 million in cash used for capital expenditures, $5.5 million in cash used for acquisitions and $2.6 million in cash used for the payment of long-term debt, all of which were partially offset by $1.0 million in net cash provided by operating activities and $5.0 million in proceeds from issuances of long-term debt.
Operating activities provided cash of $1.0 million for six months ended June 30, 2008, which included $2.0 million in cash payments related to the Company’s restructuring plan and a net increase in non-cash working capital of $3.3 million from paying trade accounts payable. The reduction in accounts payable was partially funded by a reduction in accounts receivable since December 31, 2007. Operating activities provided cash of $4.8 million for the six months ended June 30, 2007, which was generated primarily from net income after adjusting for depreciation and amortization.
Investing activities used cash of $6.9 million and $46.6 million for six months ended June 30, 2008 and 2007, respectively. In 2008, cash was used primarily for the acquisition of Onvaio, LLC, completed on May 30, 2008, to purchase equipment and software and to make payments to the selling shareholders of prior acquisitions for achieving financial performance targets in 2007. In 2007, cash was used primarily for our acquisition of NewVectors and SQM and to purchase equipment and software.
Financing activities provided cash of $2.5 million for the six months ended June 30, 2008, primarily due to the issuance of $5.0 million long-term debt that was partially offset by payments on long-term debt of $2.6 million. Financing activities provided cash of $32.4 million for the six months ended June 30, 2007, primarily due to the issuance of $35 million in long-term debt that was partially offset by payments on long-term debt of $3.2 million.
Long-term cash requirements, other than for normal operating expenses, are anticipated for the continued expansion in Europe, expansion into the Asia-Pacific region, enhancements of existing technologies, additional consideration that is or may become payable to the selling shareholders of previously acquired companies based on specific performance conditions and operating targets, possible repurchases of our common stock and the possible acquisition of businesses complementary to our existing businesses. We believe that positive cash flows from operations, together with existing cash balances, will continue to be sufficient to meet our ongoing operational requirements for the next twelve months and foreseeable future. We have historically not paid dividends, and we are restricted from doing so under the credit agreement with our banks.
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
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2008, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered equity securities of the Company during the three months ended June 30, 2008.
The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the second quarter of 2008:

				Total Number of	Maximum Number of
	Total Number		Average	Shares Purchased as	Shares that May Yet
	of Shares		Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased		per Share	Announced Programs	the Programs

April 1, 2008 to April 30, 2008	803	(a)	$9.14	—	—
May 1, 2008 to May 31, 2008	766	(a)	$9.82	—	—
June 1, 2008 to June 30, 2008	735	(a)	$10.35	—	—

(a)	All purchases of shares were made for the purpose of contributing the purchased shares to the TechTeam Global Retirement Savings Plan (one of the Company’s 401(k) plans) for employer matching contributions. The purchases were not made pursuant to publicly announced plans and were made in the open market.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on May 21, 2008. The holders of 9,667,909 shares of the Company’s common stock were present in person or by proxy, representing attendance by at least 90.4% of the outstanding shares eligible to vote. The following is a summary of the matters voted on at that meeting.
(a)	The following persons were elected to the Company’s Board of Directors. The number of shares cast favor and withheld were as follows:

Name	For	Withheld

Gary J. Cotshott	9,192,731	475,178
Kent Heyman	8,805,548	862,361
John P. Jumper	8,914,157	753,752
Alok Mohan	8,800,648	867,261
James G. Roche	9,083,244	584,665
Andrew R. Siegel	9,030,826	637,083
Richard R. Widgren	9,083,244	584,665

(b)	Ratification of Ernst & Young LLP as the Company’s independent registered public accountant:

For	Against	Abstain
9,582,526	45,970	39,413
ITEM 6 — EXHIBITS
The following exhibits are filed as part of this report on Form 10-Q:
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechTeam Global, Inc. (Registrant)
Date: August 11, 2008	By:	/s/ Gary J. Cotshott
Gary J. Cotshott
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Marc J. Lichtman
Marc J. Lichtman
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)