Form 10-Q
period 2008-09-30
TECHTEAM GLOBAL INC
filed 2008-11-10
CIK 805054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares of the registrant’s common stock outstanding at November 1, 2008 was 10,884,023.

TECHTEAM GLOBAL, INC.
FORM 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
Commercial —
IT Outsourcing Services	$30,452	$25,918	$91,154	$75,271
IT Consulting and Systems Integration	6,338	6,746	21,283	20,580
Other Services	5,406	5,369	19,358	14,239

Total Commercial	42,196	38,033	131,795	110,090
Government Technology Services	21,988	21,118	66,230	47,798

Total revenue	64,184	59,151	198,025	157,888

Cost of revenue
Commercial —
IT Outsourcing Services	22,834	19,111	68,477	56,007
IT Consulting and Systems Integration	4,988	5,211	16,702	15,869
Other Services	4,189	3,998	14,911	10,581

Total Commercial	32,011	28,320	100,090	82,457
Government Technology Services	16,014	15,189	48,247	34,604

Total cost of revenue	48,025	43,509	148,337	117,061

Gross profit
Commercial	10,185	9,713	31,705	27,633
Government Technology Services	5,974	5,929	17,983	13,194

Total gross profit	16,159	15,642	49,688	40,827
Selling, general and administrative expense	12,373	11,916	39,839	33,739
Restructuring charges	—	—	3,884	—

Operating income	3,786	3,726	5,965	7,088
Net interest expense	(425)	(413)	(1,291)	(183)
Foreign currency transaction loss	(277)	(20)	(46)	(18)

Income before income taxes	3,084	3,293	4,628	6,887
Income tax provision	1,175	1,218	2,866	2,396

Net income	$1,909	$2,075	$1,762	$4,491

Basic earnings per common share	$0.18	$0.20	$0.17	$0.43

Diluted earnings per common share	$0.18	$0.20	$0.17	$0.43

Weighted average number of common shares and common share equivalents outstanding
Basic	10,566	10,363	10,514	10,331
Diluted	10,592	10,519	10,540	10,518
See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,871	$19,431
Accounts receivable (less allowance of $609 at September 30, 2008 and $611 at December 31, 2007)	56,443	69,627
Prepaid expenses and other current assets	4,986	5,290

Total current assets	77,300	94,348
Property, equipment and software, net	9,529	10,562
Goodwill and other intangible assets, net	79,287	76,686
Other assets	651	573

Total assets	$166,767	$182,169

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$8,083	$5,850
Accounts payable	6,339	20,952
Accrued payroll and related taxes	12,792	14,237
Accrued expenses	5,646	8,317
Other current liabilities	1,658	1,819

Total current liabilities	34,518	51,175

Long-term liabilities
Long-term debt, less current portion	29,762	31,167
Deferred income taxes	1,740	1,738
Other long-term liabilities	872	1,058

Total long-term liabilities	32,374	33,963

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 10,849,023 and 10,693,488 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	108	107
Additional paid-in capital	77,371	75,364
Retained earnings	20,153	18,391
Accumulated other comprehensive income	2,243	3,169

Total shareholders’ equity	99,875	97,031

Total liabilities and shareholders’ equity	$166,767	$182,169

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income	$1,762	$4,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,813	4,974
Non-cash expense related to stock options and issuance of common stock and restricted common stock	1,663	1,024
Other	55	87
Changes in current assets and liabilities	(4,774)	(9,061)
Changes in long-term assets and liabilities	(699)	(419)
Net operating cash flow from discontinued operations	—	(3)

Net cash provided by operating activities	3,820	1,093

Investing activities
Purchase of property, equipment and software	(2,101)	(2,417)
Cash paid for acquisitions, net of cash acquired	(5,958)	(46,946)

Net cash used in investing activities	(8,059)	(49,363)

Financing activities
Proceeds from issuance of long-term debt	5,000	36,500
Proceeds from issuance of common stock	351	787
Tax (expense) benefit from stock options	(5)	102
Payments on long-term debt	(4,227)	(4,559)

Net cash provided by financing activities	1,119	32,830

Effect of exchange rate changes on cash and cash equivalents	(440)	412

Decrease in cash and cash equivalents	(3,560)	(15,028)
Cash and cash equivalents at beginning of period	19,431	30,082

Cash and cash equivalents at end of period	$15,871	$15,054

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. (“TechTeam” or the “Company”) in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Note 2 — Comprehensive Income
Comprehensive income (loss) is defined as net income and all non-ownership changes in shareholders’ equity. For the Company, comprehensive income (loss) for the periods presented consists of net income, the foreign currency translation adjustment and net unrealized gain (loss) on derivative instruments. A summary of comprehensive income (loss) for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Comprehensive Income (Loss)
Net income	$1,909	$2,075	$1,762	$4,491
Other comprehensive income (loss) —
Foreign currency translation adjustment	(2,235)	849	(1,031)	1,400
Unrealized gain (loss) on derivative instruments	119	(298)	105	(464)

Comprehensive income (loss)	$(207)	$2,626	$836	$5,427

Note 3 — Earnings Per Share
Earnings per share for common stock is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options, unvested restricted stock and shares held in escrow in connection with the Company’s acquisition of RL Phillips, Inc.
The computation of diluted earnings per share for each period presented excludes various stock options because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective period. Stock options excluded for the three months ended September 30, 2008 and 2007 totaled 1,740,700 and 400,400, respectively. Stock options excluded totaled 1,494,400 and 386,400 for the nine months ended September 30, 2008 and 2007, respectively.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 4 — Restructuring
On May 28, 2008, the Company announced corporate-wide organizational realignment and restructuring actions to improve the Company’s operating efficiency, achieve greater global consistency and drive improved financial performance. The restructuring and business improvement plan was approved by the Company’s Board of Directors on May 21, 2008. During the second quarter of 2008, the Company recorded a $3,884,000 pre-tax charge associated with the restructuring plan, which was primarily related to separation costs for approximately 50 employees. No additional charges were recorded in the third quarter of 2008.
The following table summarizes the accrued charges related to the restructuring:

	Accrued			Accrued
	Restructuring	Adjustments		Restructuring
	Charges at	to Accrued		Charges at
	December 31,	Restructuring	Cash	September 30,
	2007	Charges	Payments	2008
		(In thousands)
Workforce reductions	$—	$3,540	$(3,280)	$260
Other	—	344	(134)	210

Total	$—	$3,884	$(3,414)	$470

The following table summarizes the restructuring charges by operating segment:

	Accrued			Accrued
	Restructuring	Adjustments		Restructuring
	Charges at	to Accrued		Charges at
	December 31,	Restructuring	Cash	September 30,
	2007	Charges	Payments	2008
	(In thousands)
Restructuring charges
Commercial —
IT Outsourcing Services	$—	$791	$(754)	$37
IT Consulting and Systems Integration	—	56	(56)	—
Other Services	—	15	(15)	—

Total Commercial	—	862	(825)	37
Government Technology Services	—	599	(412)	187
Selling, general and administrative expense	—	2,423	(2,177)	246

Total restructuring charges	$—	$3,884	$(3,414)	$470

Note 5 — Property, Equipment and Software
Long-lived assets are evaluated for impairment when events occur or circumstances indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. When this occurs, an estimate of undiscounted cash flows is used to determine if the remaining balances are recoverable. The Company has attempted to implement certain software over the last two years that was not fully implemented due to problems with the functionality of the software. The Company determined that the software purchased does not provide the functionality promised and required. The vendor has agreed to replace the software with another product that will provide the necessary functionality without additional cost to the Company. Based upon this evaluation, the Company does not believe this asset is impaired.

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
Note 7 — Acquisitions
Onvaio LLC
On May 30, 2008, TechTeam Global, Inc. completed the acquisition of Onvaio LLC (“Onvaio”), a California limited liability company. Onvaio is a provider of technical support outsourcing services for clients globally through its wholly-owned subsidiary, Onvaio Asia Services, Inc., based in Manila, Philippines. The purchase price totaled $4,910,000 and included acquisition costs of $379,000. In addition to the initial purchase price, which was paid at closing, an additional $1,500,000 was placed into an escrow account and is payable in increments of $125,000 on the last day of each fiscal quarter provided that Onvaio is still providing services to its largest customer in substantially the same form and content as provided at closing. This additional amount is being recorded as goodwill as it is earned. The allocation of the purchase price to assets acquired and liabilities assumed is currently an estimate and may change in future periods when the final valuation of intangible assets is completed.
RL Phillips, Inc.
On August 31, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Government Solutions, Inc., completed the acquisition of all the outstanding common stock of RL Phillips, Inc. (“RL Phillips”) for approximately $2,150,000. Of the total purchase price, $300,000 was paid in shares of TechTeam common stock, which was placed into escrow for a period of three years after closing to reimburse the Company for any claims for indemnity or breach of representation and warranties. Furthermore, $100,000 was held back and is scheduled to be paid in equal installments on the first and second anniversary of the date of acquisition. On August 31, 2008, $50,000 was paid to the selling shareholders.
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
SQM Sverige AB
On February 9, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Global AB, completed the acquisition of all of the outstanding stock of SQM Sverige AB (“SQM”) for approximately SEK 37,032,000. In connection with the acquisition, the selling shareholders had the potential to receive SEK 4,200,000 (equal to $600,000 at the acquisition date), subject to SQM’s achievement of a defined revenue target for the 2007 calendar year. The selling shareholders received SEK 4,200,000 (equal to $660,000 on the date of payment) in April 2008 as a result of achieving the revenue target. The additional consideration was recorded as goodwill when it was earned in 2007.

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

Nine Months
Ended
September 30,
2007
(In thousands,
except per share)
Revenue
As reported	$157,888
Pro forma	$172,019
Net income
As reported	$4,491
Pro forma	$4,956
Diluted earnings per common share
As reported	$0.43
Pro forma	$0.47
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
Stock Options
The Company recorded compensation expense totaling $296,000 and $146,000 related to outstanding options during the three months ended September 30, 2008 and 2007, respectively, and compensation expense totaling $843,000 and $614,000 during the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008 and 2007, there was approximately $3,243,000 and $1,390,000, respectively, of unrecognized compensation expense related to stock options. Unrecognized compensation expense at September 30, 2008, is expected to be recognized over a weighted-average period of approximately three years.
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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 8 — Stock-Based Compensation (continued)
The following assumptions were used to estimate the fair value of options granted for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
Expected dividend yield	0.0%	0.0%
Weighted average volatility	37%	35%
Risk free interest rate	1.8% – 3.4%	4.5% – 5.0%
Expected term (in years)	3.1	3.0
Restricted Common Stock
Compensation expense related to restricted stock under all plans is recorded on a straight-line basis over the vesting period. The Company recorded compensation expense of approximately $199,000 and $165,000 related to outstanding shares of restricted stock under all plans for the three months ended September 30, 2008 and 2007, respectively, and compensation expense of approximately $674,000 and $301,000 for the nine months ended September 30, 2008 and 2007, respectively.
The weighted average grant-date fair value of restricted stock granted under all plans was $9.44 and $12.00 for the three months ended September 30, 2008 and 2007, respectively. The weighted average grant-date fair value of restricted stock granted under all plans was $9.03 and $12.95 for the nine months ended September 30, 2008 and 2007, respectively. The fair value of restricted stock awards granted under all plans was determined based on the closing trading price of the Company’s common stock on the date of grant.
At both September 30, 2008 and 2007, there was approximately $2,300,000 of total unrecognized compensation expense related to non-vested shares of restricted stock. Unrecognized compensation expense at September 30, 2008, is expected to be recognized over a weighted average period of approximately three years.
Compensation expense for the nine months ended September 30, 2007, includes $366,000 of expense associated with 110,000 stock options that were granted to directors on June 23, 2006, and approved by shareholders on May 16, 2007. This award was accounted for as a liability award under a share-based payment arrangement, and therefore, the fair value of the award was remeasured at each reporting date until the date of settlement on May 16, 2007, when the final amount of compensation expense was measured. No compensation expense was recorded for this award during the nine months ended September 30, 2008. Compensation expense for the nine months ended September 30, 2008, includes $254,000 of expense related to the accelerated vesting of all non-vested restricted stock awards and modification of the exercise period of vested stock options granted to the Company’s former President and Chief Executive Officer, William C. Brown, in accordance with Mr. Brown’s amended Employment and Noncompetition Agreement.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 9 — Income Taxes
At September 30, 2008 and December 31, 2007 the Company had an unrecognized tax benefit of approximately $45,000 and $52,000, respectively. The Company recognizes accrued interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties as a component of selling, general and administrative expense. During the three and nine months ended September 30, 2008 and 2007, interest and penalties recognized in the financial statements were not material. The Company had no material accruals for the payment of interest and penalties at September 30, 2008 and December 31, 2007.
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

Major Jurisdiction	Open Years
U.S. Federal income taxes	2004 through 2007

U.S. State income taxes	2003 through 2007

Foreign income taxes	2002 through 2007
For the three months ended September 30, 2008, the consolidated effective tax rate of 38.1% differs from the statutory tax rate of 34.0% primarily due to state income taxes, foreign operating losses for which a tax benefit is not recorded and nondeductible expenses. The Company recorded State of Michigan income tax expense of $128,000 for the third quarter of 2008. Prior to 2008, the State of Michigan had a value-added tax called the Single Business Tax that was not considered an income tax and was, therefore, included in SG&A expense. Single Business Tax included in SG&A expense totaled $162,000 in the third quarter of 2007. For the three months ended September 30, 2007, the consolidated effective tax rate of 37.0% differs from the statutory tax rate of 34.0% primarily due to state income taxes, foreign operating losses for which a tax benefit is not recorded and nondeductible expenses.
For the nine months ended September 30, 2008, the consolidated effective tax rate of 61.9% differs from the statutory tax rate of 34.0% primarily due to foreign operating losses for which a tax benefit is not recorded and non-deductible expenses. The level of foreign operating losses was made worse during the second quarter of 2008 because a significant portion of the Company’s restructuring charge was incurred in countries with historical operating losses. The Company recorded State of Michigan income tax expense of $470,000 for the nine months ended September 30, 2008. Prior to 2008, the State of Michigan had a value-added tax called the Single Business Tax that was not considered an income tax and was, therefore, included in SG&A expense. Single Business Tax included in SG&A expense totaled $402,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2007, the consolidated effective tax rate of 34.8% differs from the statutory tax rate of 34.0% primarily due to state income taxes and nondeductible expenses, which are partially offset by the tax benefit of tax rates in certain foreign countries that are lower than 34%.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Revenue
Commercial
IT Outsourcing Services	$30,452	$25,918	$91,154	$75,271
IT Consulting and Systems Integration	6,338	6,746	21,283	20,580
Other Services	5,406	5,369	19,358	14,239

Total Commercial	42,196	38,033	131,795	110,090
Government Technology Services	21,988	21,118	66,230	47,798

Total revenue	$64,184	$59,151	$198,025	$157,888

Gross Profit
Commercial
IT Outsourcing Services	$7,618	$6,807	$22,677	$19,264
IT Consulting and Systems Integration	1,350	1,535	4,581	4,711
Other Services	1,217	1,371	4,447	3,658

Total Commercial	10,185	9,713	31,705	27,633
Government Technology Services	5,974	5,929	17,983	13,194

Total gross profit	16,159	15,642	49,688	40,827
Selling, general and administrative expense	(12,373)	(11,916)	(39,839)	(33,739)
Restructuring charge	—	—	(3,884)	—
Net interest expense	(425)	(413)	(1,291)	(183)
Foreign currency transaction loss	(277)	(20)	(46)	(18)

Income before income taxes	$3,084	$3,293	$4,628	$6,887

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 10 — Segment Reporting (continued)
Revenue from customers, or groups of customers under common control, that comprise 10% or greater of the Company’s total revenue in any period presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
U.S. Federal Government	29.3%	32.2%	29.3%	26.3%
Ford Motor Company	15.7%	17.9%	16.1%	21.0%

Total	45.0%	50.1%	45.4%	47.3%

The Company conducts business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the U.S. Federal Government. For the three months ended September 30, 2008 and 2007, 18.3% and 20.6%, respectively, of our total revenue was derived from agencies within the U.S. Department of Defense in the aggregate. For the nine months ended September 30, 2008 and 2007, 18.6% and 14.2%, respectively, of our total revenue was derived from agencies within the U.S. Department of Defense in the aggregate.
The Company attributes revenue to different geographic areas on the basis of the location that has the contract with the customer, even though the services may be provided by a different geographic location. Revenue by geographic area is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Revenue
United States	$39,254	$38,313	$120,193	$97,931
Europe:
Belgium	11,157	10,816	33,156	32,232
Rest of Europe	13,773	10,022	44,676	27,725

Total Europe	24,930	20,838	77,832	59,957

Total revenue	$64,184	$59,151	$198,025	$157,888

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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 13 — Fair Value Measurements
The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” on January 1, 2008, for its financial assets and liabilities. SFAS 157 defines fair value, establishes a new framework for measuring fair value and expands certain disclosures. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The valuation techniques required by SFAS 157 are based on observable and unobservable inputs using the following hierarchy:
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
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	September 30,	Identical Items	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Interest rate swap derivative financial instrument	$(650)	N/A	$(650)	N/A
The liability associated with the interest rate swap is included in other current liabilities and other long-term liabilities on the consolidated balance sheet in the amounts of $382,000 and $268,000, respectively. The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivative is considered a level 2 item.
Note 14 — Subsequent Event
Effective October 28, 2008, the Company completed the second amendment to its five-year, secured credit agreement (“Credit Agreement”) with JPMorgan Cash Bank, N.A. and LaSalle Bank Midwest, N.A. (now called Bank of America, N.A.). The Credit Agreement was amended in order to provide the Company the ability to enter into a stock repurchase program through 2011 (with an annual limitation of $3 million per year) and to increase the Company’s ability to execute capital lease transactions from $1.0 million to $2.0 million.
On October 30, 2008, the Company announced that its Board of Directors authorized a stock repurchase program. Under the program, the Company is authorized to repurchase up to one million shares of its common stock in the open market as the Company deems appropriate. The stock repurchase program expires on December 31, 2011.
On October 31, 2008, the Company completed the sale of TechTeam A.N.E. NV (“A.N.E.”) which was included in the IT Consulting and Systems Integration operating segment and was originally purchased by the Company in 2004. This disposition was completed pursuant to the Company’s determination that this business unit was not core to the Company’s long-term growth strategy. Total gross proceeds from the sale were 1.1 million euro; the pre-tax net gain or loss on the disposition of A.N.E. is not expected to be material. For the nine months ended September 30, 2008, total revenue earned by A.N.E. was $6.5 million.

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
Over the past nine months, we have been engaged in a thorough evaluation of all aspects of our business to bring about a transformation in the Company’s focus and performance. The transformation began by enhancing our leadership team. With the addition of our new chief financial officer, Margaret M. Loebl, and our new president of TechTeam Government Solutions, Inc., David A. Kriegman, we now have a full leadership team that supplements pre-existing leaders with new executive-level talent that has deep experience, functional expertise and strong leadership qualities.
In the second quarter, we finished the optimization phase of our transformation, which resulted in a company-wide organizational change and restructuring plan. In the third quarter, we began to realize the benefits of these changes when the Company earned a record level operating income of $3.8 million. The Company reported earnings for the third quarter of 2008 of $1.9 million, or $0.18 per diluted share, as compared to net income of $.20 per diluted share for the same period in 2007.
In the third quarter, we launched a new strategic business plan that was conceived through a comprehensive analysis of our operations, the information technology outsourcing marketplace and the industry verticals in which we do business. We now have created a clear direction for our business, enabling us to achieve greater focus and global alignment to more effectively manage the growth and profitability of the business. We are focused on operationalizing the strategic plan and are taking decisive action to implement it.
In the fourth quarter, we have begun to announce these actions. Specifically, we have adopted a more focused approach to service offerings and targeted customers. In line with this effort, we have chosen to divest certain IT consulting and systems integration capabilities focused on small business customers in Belgium. This divestiture also de-emphasizes low margin product sales, which were approximately 70% of TechTeam A.N.E.’s business.
Revenue increased 8.5% on a year-over-year basis for the third quarter of 2008 over 2007 to $64.2 million. We continue to see strong demand for our services in the Americas, and we are especially pleased with our new brand name customers and two new contracts under our USA Contact contract in our U.S. Government business with the Office of Personnel Management and the Public Building Service. However, in light of difficult global economic and financial market conditions, the Company anticipates that there may be a decline in revenue due to decreased volume from customers affected by the downturn, uncertain times in our key industry verticals such as the automotive industry, the strengthening of the U.S. dollar against the other currencies in which the Company conducts business, and transitions in customer contracts, including our contract with Canon Europa Nv, which they have chosen not to renew.
Results of Operations
Quarter Ended September 30, 2008 Compared to September 30, 2007
Revenue

	Quarter Ended September 30,		Increase	%
	2008	2007	(Decrease)	Change
	(In thousands, except percentages)
Revenue
Commercial —
IT Outsourcing Services	$30,452	$25,918	$4,534	17.5%
IT Consulting and Systems Integration	6,338	6,746	(408)	(6.0)%
Other Services	5,406	5,369	37	0.7%

Total Commercial	42,196	38,033	4,163	10.9%
Government Technology Services	21,988	21,118	870	4.1%

Total revenue	$64,184	$59,151	$5,033	8.5%

Total Company revenue increased 8.5% to $64.2 million for the third quarter of 2008 through a combination of acquisitions completed in 2008 and 2007 and strong organic growth (growth without acquisitions) from IT Outsourcing Services. Excluding revenue from acquisitions that affect year-over-year comparability, revenue increased 6.8% to $63.1 million for the third quarter of 2008. If revenue generated in Europe was translated into U.S. dollars at the comparable average exchange rates for the third quarter of 2007, reported revenue would have decreased by approximately $1.4 million for the third quarter of 2008. We are unable to predict the effect fluctuations in international currencies will have on our revenue in 2008, but given the currently volatile market condition and the effect on the U.S. dollar, there could be significant revenue volatility.
IT Outsourcing Services
Revenue from IT Outsourcing Services increased 17.5% to $30.5 million for the third quarter of 2008, from $25.9 million for the same period in 2007, primarily as a result of over 31.7% revenue growth in Europe. Our solid revenue growth reflects our success at being able to grow existing accounts in our Commercial business by expanding the scope of our services and the geographies in which we deliver services. The majority of revenue growth in the third quarter occurred in existing accounts, including existing clients of the Americas to whom we have expanded our service delivery to include parts of Europe. This growth occurred despite a reduction in revenue from two projects comprising about 4% of IT Outsourcing Services revenue in the third quarter of 2007 that concluded and the related contracts were not renewed at the end of March 2008.
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

Ford is the Company’s largest Commercial customer. IT Outsourcing Services revenue generated from Ford globally decreased to $8.5 million for the third quarter of 2008 from $8.6 million for the same quarter in 2007. Revenue from Ford declined 18.1% in the Americas as a result of a decline in seats supported from a reduction in Ford’s workforce and the conclusion of a project that did not renew at the end of March 2008. Revenue in Europe increased from expansion of the SPOC Program resulting in aggregate growth in Europe of over 26.0%. Please refer to our discussion of Ford in the “Significant Customers” section of MD&A.
If IT Outsourcing revenue in Europe was translated into U.S. dollars at the comparable average exchange rates for the third quarter of 2007, reported revenue would have decreased by approximately $1.1 million for the third quarter of 2008. Since most of our international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit is considerably less than the estimated impact on revenue.
IT Consulting and Systems Integration
Revenue from IT Consulting and Systems Integration decreased 6.0% to $6.3 million for the third quarter of 2008, from $6.7 million for the same period in 2007 driven mainly by a decline in revenue in Europe due to a decrease in project-based IT Consulting work and the Company’s decision to exit certain application development projects for small, non-strategic customers in Europe as we continue to refine and focus our business.
Government Technology Services
Revenue from Government Technology Services increased 4.1% to $22.0 million for the third quarter of 2008, from $21.1 million for the same period in 2007, primarily due to the acquisition of RL Phillips in 2007. Excluding revenue from this acquisition, revenue increased 1.2% to $21.4 million for the third quarter of 2008 due to growth in existing customer programs and, to a lesser extent, new customer contracts. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.

Gross Profit and Gross Margin

	Quarter Ended September 30,
	2008		2007
		Gross		Gross	Increase	%
	Amount	Margin %	Amount	Margin %	(Decrease)	Change
	(In thousands, except percentages)
Gross Profit
Commercial —
IT Outsourcing Services	$7,618	25.0%	$6,807	26.3%	$811	11.9%
IT Consulting and Systems
Integration	1,350	21.3%	1,535	22.8%	(185)	(12.1)%
Other Services	1,217	22.5%	1,371	25.5%	(154)	(11.2)%

Total Commercial	10,185	24.1%	9,713	25.5%	472	4.9%
Government Technology Services	5,974	27.2%	5,929	28.1%	45	0.8%

Total gross profit	$16,159	25.2%	$15,642	26.4%	$517	3.3%

Consistent with revenue, the increase in gross profit is attributable to a combination of acquisitions completed in 2008 and 2007 and organic growth from IT Outsourcing Services. Excluding gross profit contributed by acquisitions that affect year-over-year comparability, total gross profit increased less than 1% to $15.8 million for the third quarter of 2008, but gross margin (defined as gross profit as a percentage of revenue) decreased to 25.0% from 26.4%.
IT Outsourcing Services
Gross profit from IT Outsourcing Services increased 11.9% to $7.6 million for the third quarter of 2008, from $6.8 million for the same period in 2007, and gross margin decreased to 25.0% from 26.3%. In the Americas, gross margin declined primarily from a decrease in Ford due to a decline in seats supported from a reduction in Ford’s workforce and the conclusion of the project noted earlier that did not renew at the end of March 2008. Please refer to our discussion of Ford in the “Significant Customers” section of MD&A.
In Europe, gross margin decreased as a result of several factors, including expanding our service delivery capabilities in Europe and increased labor and benefit-related costs. During the last four quarters, the Company has expanded its service delivery capabilities with the establishment of new locations in Dresden, Germany; Sibiu, Romania; and Stockholm, Sweden. Currently, these facilities have excess capacity, are underutilized and negatively impacted gross margin in 2008. Moreover, the competitive environment in Romania is making it more difficult to recruit and retain employees.
IT Consulting and Systems Integration
Gross profit from IT Consulting and Systems Integration decreased 12.1% to $1.4 million for the third quarter of 2008, from $1.5 million for the same period in 2007, and gross margin decreased to 21.3% from 22.8%. Gross margin increased in the Americas from new project-based work in the Company’s hospitality business. Gross margin declined in Europe primarily due to challenges from the competitive environment in our application development business in Romania and a decision to exit certain application development projects for small, non-strategic customers in Europe as the Company continues to refine and focus our business.
Government Technology Services
Gross profit from our Government Technology Services segment increased 0.8% to $6.0 million for the third quarter of 2008, from $5.9 million for the same period in 2007, while gross margin decreased to 27.2% from 28.1%. The decrease in gross margin was due to various factors, most notably the increased requirement for subcontracted resources on several programs. Excluding gross profit contributed by acquisitions that affect year-over-year comparability, gross profit was $5.9 million and gross margin was 27.4% for the third quarter of 2008.

Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.
Geographic Market Discussion

	Quarter Ended September 30,		Increase	%
	2008	2007	(Decrease)	Change
	(In thousands)
Revenue
Commercial —
Americas	$17,266	$17,195	$71	0.4%
Europe	24,930	20,838	4,092	19.6%

Total Commercial	42,196	38,033	4,163	10.9%
Government	21,988	21,118	870	4.1%

Total revenue	$64,184	$59,151	$5,033	8.5%

Gross Margin
Commercial —
Americas	26.2%	26.0%
Europe	22.7%	25.1%

Total Commercial	24.1%	25.5%
Government	27.2%	28.1%

Total Gross Margin	25.2%	26.4%

Americas
Revenue and gross margin generated in the Americas was flat compared to the same period in 2007. The combination of expanded business with existing customers and new business wins offset revenue declines from Ford, as noted previously, and from the exit of a non-strategic, low margin contract during the second quarter.
Europe
Revenue generated in Europe increased 19.6% to $24.9 million for the third quarter of 2008, from $20.8 million for the same period in 2007, due mainly to solid revenue growth in IT Outsourcing Services and the weakening of the U.S. dollar against the currencies in which the Company does business. If revenue in Europe was translated into U.S. dollars at the comparable average exchange rates for the third quarter of 2007, reported revenue would have decreased by approximately $1.4 million for the third quarter of 2008. Gross margin from Europe decreased to 22.7% for the third quarter of 2008, from 25.1% for the same period in 2007. The decrease was primarily due to expanding IT Outsourcing Services delivery capabilities with the establishment of new locations in Dresden, Germany; Sibiu, Romania; and Stockholm, Sweden. Currently, these facilities have excess capacity and are underutilized. Gross margin in the IT Consulting and Systems Integration Services also declined due to a decision to exit certain application development projects for small, non-strategic customers in Europe and challenges from the competitive environment in our application development business in Romania, which is making it more difficult to recruit and retain employees.

Operating Expenses and Other

	Quarter Ended September 30,		Increase	%
	2008	2007	(Decrease)	Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general and administrative expense	$12,373	$11,916	$457	3.8%
Net interest expense	$(425)	$(413)	$(12)	2.9%
Foreign currency transaction loss	$(277)	$(20)	$(257)	NM %
Income tax provision	$1,175	$1,218	$(43)	(3.5)%
Selling, general, and administrative (“SG&A”) expense decreased to 19.3% of total revenue for the third quarter of 2008, from 20.1% of total revenue for the same period in 2007. As the Company’s revenue has grown, we have achieved greater leverage in our SG&A spending. On a dollar basis, SG&A increased as a result of expansion of service delivery locations in Europe and investment in leadership talent. SG&A expense also increased due to the weakening of the U.S. dollar from the third quarter of 2007.
Net interest expense of $425,000 for the third quarter of 2008 was flat with interest expense of $413,000 for the same period in 2007. The net interest expense in both periods was primarily due to interest expense on long-term debt issued in connection with acquisitions.
For the three months ended September 30, 2008, the consolidated effective tax rate of 38.1% differs from the statutory tax rate of 34.0% primarily due to state income taxes, foreign operating losses for which a tax benefit is not recorded and nondeductible expenses. The Company recorded State of Michigan income tax expense of $128,000 for the third quarter of 2008. Prior to 2008, the State of Michigan had a value-added tax called the Single Business Tax that was not considered an income tax and was, therefore, included in SG&A expense. Single Business Tax included in SG&A expense totaled $162,000 in the third quarter of 2007. For the three months ended September 30, 2007, the consolidated effective tax rate of 37.0% differs from the statutory tax rate of 34.0% primarily due to state income taxes, foreign operating losses for which a tax benefit is not recorded and non deductible expenses.

Results of Operations
Nine Months Ended September 30, 2008 Compared to September 30, 2007
Revenue

	Nine Months Ended
	September 30,		Increase	%
	2008	2007	(Decrease)	Change
	(In thousands, except percentages)
Revenue
Commercial —
IT Outsourcing Services	$91,154	$75,271	$15,883	21.1%
IT Consulting and Systems Integration	21,283	20,580	703	3.4%
Other Services	19,358	14,239	5,119	36.0%

Total Commercial	131,795	110,090	21,705	19.7%
Government Technology Services	66,230	47,798	18,432	38.6%

Total revenue	$198,025	$157,888	$40,137	25.4%

Total Company revenue increased 25.4% to $198.0 million for the nine months ended September 30, 2008, through a combination of acquisitions completed in 2008 and 2007 and strong organic growth in all product lines. Excluding revenue from acquisitions that affect year-over-year comparability, revenue increased 14.6% to $181.0 million for the nine months ended September 30, 2008. If revenue generated in Europe was translated into U.S. dollars at the average exchange rates in effect for the nine months ended September 30, 2007, reported revenue would have decreased by approximately $6.6 million for the nine months ended September 30, 2008. We are unable to predict the effect fluctuations in international currencies will have on revenue in 2008, but given the uncertain economic times and the effect on the U.S. dollar, there could be significant revenue volatility.
IT Outsourcing Services
Revenue from IT Outsourcing Services increased 21.1% to $91.2 million for the nine months ended September 30, 2008, from $75.3 million for the same period in 2007, primarily as a result of over 35.9% revenue growth in Europe. Our solid revenue growth reflects our success at being able to grow existing accounts in our Commercial business by expanding the scope of our services and the geographies in which we deliver services. The majority of revenue growth occurred in existing accounts, including existing clients of the Americas to whom we have expanded our service delivery to include parts of Europe. This growth occurred despite a reduction in revenue from two projects, comprising about 4% of IT Outsourcing Services revenue for the nine months ended September 30, 2007, that concluded and the related contracts were not renewed at the end of March 2008.
IT Outsourcing Services revenue generated from Ford globally increased to $27.0 million for the nine months ended September 30, 2008 compared to $26.7 million from the same period in 2007. Revenue from Ford declined 17.4% in the Americas as a result of a decline in seats supported from a reduction in Ford’s workforce, while revenue in Europe increased from expansion of the SPOC Program resulting in aggregate growth in Europe of 29.2%. Please refer to our discussion of Ford in the “Significant Customers” section of MD&A.
If IT Outsourcing revenue in Europe was translated into U.S. dollars at the average exchange rates in effect for the nine months ended September 30, 2007, reported revenue would have decreased by approximately $4.7 million for the nine months ended September 30, 2008. Since most of our international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit is considerably less than the estimated impact on revenue.

IT Consulting and Systems Integration
Revenue from IT Consulting and Systems Integration increased 3.4% to $21.3 million for the nine months ended September 30, 2008, from $20.6 million for the same period in 2007, due primarily to revenue growth in the Americas. Revenue in the Americas increased from growth in the Company’s hospitality business and a new project with an existing customer. This increase was partially offset by a decrease in business with Ford, which resulted from a reduction in Ford’s workforce and also from the tendency of this business to fluctuate from period to period.
Government Technology Services
Revenue from Government Technology Services increased 38.6% to $66.2 million for the nine months ended September 30, 2008, from $47.8 million for the same period in 2007, primarily due to our acquisitions of NewVectors and RL Phillips in 2007. Excluding revenue from these acquisitions, revenue increased 6.6% to $51.0 million for the nine months ended September 30, 2008 due to growth in existing customer programs and, to a lesser extent, new customer contracts. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.
Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2008		2007
		Gross		Gross	Increase	%
	Amount	Margin %	Amount	Margin %	(Decrease)	Change
	(In thousands, except percentages)
Gross Profit
Commercial —
IT Outsourcing Services	$22,677	24.9%	$19,264	25.6%	$3,413	17.7%
IT Consulting and Systems
Integration	4,581	21.5%	4,711	22.9%	(130)	(2.8)%
Other Services	4,447	23.0%	3,658	25.7%	789	21.6%

Total Commercial	31,705	24.1%	27,633	25.1%	4,072	14.7%
Government Technology Services	17,983	27.2%	13,194	27.6%	4,789	36.3%

Total gross profit	$49,688	25.1%	$40,827	25.9%	$8,861	21.7%

Consistent with revenue, the increase in gross profit is attributable to a combination of acquisitions completed in 2008 and 2007 and organic growth from IT Outsourcing Services, Government Technology Services and Other Services. Excluding gross profit contributed by acquisitions that affect year-over-year comparability, total gross profit increased 9.8% to $44.8 million and gross margin decreased to 24.8% for the nine months ended September 30, 2008 from 25.9% for the same period in 2007.
IT Outsourcing Services
Gross profit from IT Outsourcing Services increased 17.7% to $22.7 million for the nine months ended September 30, 2008, from $19.3 million for the same period in 2007, and gross margin decreased to 24.9% from 25.6%. In the Americas, gross margin improved primarily due to margin improvements on certain existing accounts. In Europe, gross margin decreased as a result of several factors, including expanding our service delivery capabilities in Europe and increased labor and benefit-related costs. During the last four quarters, the Company has expanded its service delivery capability in Europe with the establishment of new locations in Dresden, Germany; Sibiu, Romania; and Stockholm, Sweden. Currently, these facilities have excess capacity, are underutilized and negatively impacted gross margin in 2008. Moreover, the competitive environment in Romania is making it more difficult to recruit and retain employees.

IT Consulting and Systems Integration
Gross profit from IT Consulting and Systems Integration decreased slightly to $4.6 million for the nine months ended September 30, 2008, and gross margin decreased to 21.5% from 22.9%. Gross margin increased in the Americas from new project-based work in the Company’s hospitality business, but gross margin declined in Europe primarily due to challenges from the competitive environment in our application development business in Romania and from less project-based IT Consulting work over the rest of Europe.
Government Technology Services
Gross profit from our Government Technology Services segment increased 36.3% to $18.0 million for the nine months ended September 30, 2008, from $13.2 million for the same period in 2007, and gross margin decreased slightly to 27.2% from 27.6%. The increase in gross profit was primarily due to our acquisition of NewVectors in 2007. Excluding gross profit contributed by acquisitions that affect year-over-year comparability, gross profit increased 4.6% to $13.8 million and gross margin declined to 27.1% for the nine months ended September 30, 2008. The decrease in gross margin was due to various factors, most notably the increased requirement for subcontracted resources on several programs. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.
Geographic Market Discussion

	Nine Months Ended
	September 30,		Increase	%
	2008	2007	(Decrease)	Change
	(In thousands)
Revenue
Commercial
Americas	$53,963	$50,133	$3,830	7.6%
Europe	77,832	59,957	17,875	29.8%

Total Commercial	131,795	110,090	21,705	19.7%
Government	66,230	47,798	18,432	38.6%

Total revenue	$198,025	$157,888	$40,137	25.4%

Gross Margin
Commercial
Americas	25.5%	24.3%
Europe	23.1%	25.8%

Total Commercial	24.1%	25.1%
Government	27.2%	27.6%

Total Gross Margin	25.1%	25.9%

Americas
Revenue generated in the Americas increased 7.6% to $54.0 million for the nine months ended September 30, 2008, from $50.1 million for the same period in 2007 across all services lines, due primarily to new customers and projects. Revenue from IT Outsourcing Services experienced a significant increase in revenue growth from new customers and growth in existing customers that was offset by a decline in revenue from Ford. Gross margin from the Americas increased to 25.5% for the nine months ended September 30, 2008, from 24.3% for the same period in 2007, as a result of gross margin improvement across all service lines.

Europe
Revenue generated in Europe increased 29.8% to $77.8 million for the nine months ended September 30, 2008, from $60.0 million for the same period in 2007, due to solid revenue growth in IT Outsourcing Services and Other Services, the acquisition of SQM and the weakening of the U.S. dollar against the currencies in which the Company does business. If revenue in Europe was translated into U.S. dollars at the average exchange rates in effect for the nine months ended September 30, 2007, reported revenue would have decreased by approximately $6.6 million for the nine months ended September 30, 2008. Gross margin from Europe decreased to 23.1% for the nine months ended September 30, 2008, from 25.8% for the same period in 2007, primarily due to expanding IT Outsourcing Services delivery capabilities with the establishment of new locations in Dresden, Germany; Sibiu, Romania; and Stockholm, Sweden. Currently, these facilities have excess capacity and are underutilized. In addition, gross margin declined due to challenges from the competitive environment in Romania, which is making it more difficult to recruit and retain employees.
Operating Expenses and Other

	Nine Months Ended
	September 30,		Increase	%
	2008	2007	(Decrease)	Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general and administrative expense	$39,839	$33,739	$6,100	18.1%
Restructuring charge	$3,884	$—	$3,884	NM %
Net interest expense	$(1,291)	$(183)	$(1,108)	NM %
Foreign currency transaction loss	$(46)	$(18)	$(28)	156%
Income tax provision	$2,866	$2,396	$470	19.6%
Selling, general, and administrative (“SG&A”) expense decreased to 20.1% of total revenue for the nine months ended September 30, 2008, from 21.4% of total revenue for the same period in 2007. As the Company’s revenue has grown, we have achieved greater leverage in our SG&A spending, yet we have incurred greater expenses related to expansion of service delivery locations in Europe, increased amortization expense in connection with acquisitions and marketing expenses and travel as we become a more global company. SG&A expense also increased due to the weakening of the U.S. dollar.
In connection with the decision between the Board of Directors and the Company’s former President and Chief Executive Officer, William C. Brown, not to renew Mr. Brown’s contract upon its completion in February 2009, Mr. Brown’s Employment and Noncompetition Agreement was amended. Under the terms of the amendment, (1) the vesting of all outstanding, unvested stock-based awards were accelerated and became fully vested in February 2008, (2) Mr. Brown will have until February 15, 2010 to exercise outstanding stock options and (3) Mr. Brown will be paid a bonus for fiscal 2008 of not less than $75,000. The modification of the stock-based awards to accelerate vesting and extend the period in which stock options may be exercised resulted in additional compensation expense of $254,000 for the nine months ended September 30, 2008.
On May 28, 2008, the Company announced a corporate-wide organizational realignment and restructuring actions to improve the Company’s operating efficiency, achieve greater global consistency and drive improved financial performance. The actions included reorganizing some of the Company’s business functions from regional models to a global structure and eliminating approximately 50 employee positions. The Company recorded a $3.9 million pre-tax charge associated with the restructuring plan during the nine months ended September 30, 2008, which primarily related to personnel reductions. We do not anticipate recording any material expense in future periods related to this realignment and restructuring plan.
Net interest expense was $1.3 million for the nine months ended September 30, 2008, compared to net interest expense of $183,000 for the same period in 2007, as a result of interest expense on long-term debt issued in connection with acquisitions.

For the nine months ended September 30, 2008, the consolidated effective tax rate of 61.9% differs from the statutory tax rate of 34.0% primarily due to foreign operating losses for which a tax benefit is not recorded and nondeductible expenses. The level of foreign operating losses was increased during the second quarter of 2008 because a significant portion of the Company’s restructuring charges was incurred in countries with historical operating losses. The Company recorded State of Michigan income tax expense of $470,000 for the nine months ended September 30, 2008. Prior to 2008, the State of Michigan had a value-added tax called the Single Business Tax that was not considered an income tax and was, therefore, included in SG&A expense. Single Business Tax included in SG&A expense totaled $402,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2007, the consolidated effective tax rate of 34.8% differs from the statutory tax rate of 34.0% primarily due to state income taxes and nondeductible expenses, which are partially offset by the tax benefit of tax rates in certain foreign countries that are lower than 34%.
Significant Customers
We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. For the quarters ended September 30, 2008 and 2007, Ford accounted for 15.7% and 17.9%, respectively, of the Company’s total revenue, and the U.S. Federal Government accounted for 29.3% and 32.2%, respectively. For the nine months ended September 30, 2008 and 2007, Ford accounted for 16.1% and 21.0%, respectively, of the Company’s total revenue, and the U.S. Federal Government accounted for 29.3% and 26.3%, respectively, of the Company’s total revenue. For the three months ended September 30, 2008 and 2007, respectively, 18.3% and 20.6% of our total revenue was derived from agencies within the U.S. Department of Defense, in the aggregate. For the nine months ended September 30, 2008 and 2007, respectively, 18.6% and 14.2% of our total revenue was derived from agencies within the U.S. Department of Defense, in the aggregate.
Ford Motor Company
Our business with Ford consists of service desk and desk side services, technical staffing, network management and a specific project installing personal computers subcontracted through Dell Inc. Revenue generated through our business with Ford decreased to $31.9 million for the nine months ended September 30, 2008 from $33.2 million for the same period in 2007.
Our largest contract with Ford is our Ford Global SPOC Program, which is currently scheduled to expire at the end of November 2008. We have reached directional agreement on the scope of service and pricing with Ford on a multi-year renewal of this contract. As a result of workforce adjustments and the changes to the service delivery model, we anticipate that revenue on this contract will decline by approximately ten percent during 2009. We are currently in the process of negotiating the formal contract, which we expect to execute before the end of November 2008. At this time, we do not anticipate a material change in the Company’s gross profit margin as a result of the renewal. While there is revenue pressure from the decrease in the number of seats supported and from Ford’s continued efforts to seek cost savings on its total cost of IT infrastructure support, we are working to offset the anticipated decrease in revenue through an expansion of the SPOC Program to parts of the Ford enterprise that are not currently a part of the SPOC Program and the expansion of the scope of our services. We believe we are well positioned to expand the SPOC program.
Under the existing contract, except for our support of Volvo Car Corporation, for whom we billed on a per-incident basis, we provide a set of infrastructure support services under specific service level metrics, and we invoice Ford based upon the number of seats we support. The number of seats supported is determined bi-annually on December 1 and June 1 of each year. If certain contractual conditions are met, Ford and TechTeam have the right during each six month period to request one out-of-cycle seat adjustment. Ford’s recent US workforce reduction met contractual conditions requiring an out-of-cycle count adjustment during the third quarter.
At the end of September 2008, Ford owed the Company $2.8 million in the Americas and $3.6 million in Europe. Ford has recently amended its standard purchase order terms to increase its payment terms from 30 days to 60 days from receipt of the invoice, and, therefore, we anticipate that there will be an increase in the aggregate accounts receivable. We do not believe that Ford’s financial condition will otherwise affect our business with Ford or the collectability of our accounts receivable from Ford; however, any failure to retain a significant amount of business with Ford, a bankruptcy filing or major restructuring by Ford, could have a material adverse effect on our operating results and liquidity.
U.S. Federal Government
We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government increased to $58.0 million for the nine months ended September 30, 2008, from $41.6 million for the same period in 2007. Without the impact of acquisitions our government business grew approximately 6.6% during the nine months ended September 30, 2008 from the same period in 2007. Most of this organic growth came from existing customers.
The results of our Government business were negatively impacted by the difficult government contracting environment created by the budget constraints our customers faced as funds continue to be diverted to support the conflicts in Iraq and Afghanistan. As a result of this environment, many customers have delayed procurement actions. In turn, we have experienced delays in our expected new business development. With the NewVectors acquisition, the Company now derives a greater portion of its government revenue from short-term, project-based work. The uncertainty in government spending makes it more difficult to manage resources. Moreover, in 2008, our contracts with the Business Transformation Agency (“BTA”) of the Department of Defense are up for renewal. The work that we perform for the BTA is split into two contract awards. We have been informed that our proposal for a contract award that approximates a quarter of the work we currently perform for the BTA was not accepted. The direct impact of this loss is difficult to assess because we believe that we can continue to perform the same services for the BTA as a subcontractor. However, there can be no assurances in this regard. The second contract has not yet been awarded, and we continue to provide service on a contract extension. Revenue from the BTA totaled $7.2 million for the nine months ended September 30, 2008.
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

Liquidity and Capital Resources
Cash and cash equivalents were $15.9 million at September 30, 2008, as compared to $19.4 million at December 31, 2007. Cash and cash equivalents decreased $3.6 million for the nine months ended September 30, 2008, as a result of $2.1 million in cash used for capital expenditures, $5.9 million in cash used for acquisitions and $4.2 million in cash used for the repayment of long-term debt, all of which were partially offset by $3.8 million in net cash provided by operating activities and $5.0 million in proceeds from issuances of long-term debt.
Net cash from operating activities for the nine months ended September 30, 2008 provided cash of $3.8 million compared to $1.1 million for the same period in 2007 primarily due to improvements in net working capital offset by lower net income.
Net cash used in investing activities was $8.1 million and $49.4 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash used in investing activities during the first nine months of 2007 was driven by the acquisitions of SQM, NewVectors and RL Phillips, while net cash used in investing activities in the first nine months of 2008 was related to the Onvaio acquisition. Capital expenditures were comparable at $2.1 million and $2.4 million, respectively, for the nine months ended September 30, 2008 and 2007.
Net cash provided by financing activities for the nine months ended September 30, 2008 was $1.1 million compared to $32.8 million for the nine months ended September 30, 2007. The net cash provided by financing activities in the first nine months of 2007 was used primarily to fund the acquisition of NewVectors.
Long-term cash requirements, other than for normal operating expenses, are anticipated for the continued expansion in Europe, expansion into the Asia-Pacific region, enhancements of existing technologies, additional consideration that is or may become payable to the selling shareholders of previously acquired companies based on specific performance conditions and operating targets, repurchases of our common stock and the possible acquisition of businesses complementary to our existing businesses. We believe that positive cash flows from operations, together with existing cash balances, will continue to be sufficient to meet our ongoing operational requirements for the next twelve months and foreseeable future. We have historically not paid dividends, and we are restricted from doing so under the credit agreement with our banks.
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
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2008, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered equity securities of the Company during the three months ended September 30, 2008.
The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the third quarter of 2008:

				Total Number of	Maximum Number of
	Total Number		Average	Shares Purchased as	Shares that May Yet
	of Shares		Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased		per Share	Announced Programs	the Programs
July 1, 2008 to July 31, 2008	1,248	(a)	$9.87	—	—
August 1, 2008 to August 31, 2008	1,099	(a)	$9.18	—	—
September 1, 2008 to September 30, 2008	680	(a)	$8.14	—	—

(a)	All purchases of shares were made for the purpose of contributing the purchased shares to the TechTeam Global Retirement Savings Plan (one of the Company’s 401(k) plans) for employer matching contributions. The purchases were not made pursuant to publicly announced plans and were made in the open market.
ITEM 5 — OTHER INFORMATION
On September 12, 2008, the Company entered into a three-year agreement commencing January 1, 2009 with Ernst & Young US LLP (“E&Y”) to provide standard service desk support to E&Y’s US employees, partners and others who are authorized to access the service desk. This agreement followed a procurement process conducted by E&Y for service desk services in which the Company and other companies participated. The Company and E&Y carefully evaluated the proposed procurement relationship and each separately concluded it is permissible under the applicable auditor independence rules as E&Y is the consumer of the services and the services and terms and conditions are in the ordinary course of business. The Company’s Audit Committee similarly concluded there is no impact on E&Y’s auditor independence.

ITEM 6 — EXHIBITS
The following exhibits are filed as part of this report on Form 10-Q:
10.16	TechTeam Global, Inc. Executive Annual Incentive Plan.

10.17	TechTeam Global, Inc Long-Term Incentive Plan.

10.19	Employee Agreement Relating to Change of Control.

10.27	Second Amendment to Credit Agreement dated as of June 1, 2007.

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechTeam Global, Inc.
(Registrant)

Date: November 10, 2008	By:	/s/ Gary J. Cotshott	Gary J. Cotshott

President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Margaret M. Loebl	Margaret M. Loebl

Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)