Form 10-K
period 2008-12-31
TECHTEAM GLOBAL INC
filed 2009-03-16
CIK 805054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $97,583,000 (based on the June 30, 2008 closing sales price of $10.70 of the Registrant’s common stock, as reported on the NASDAQ® Global Market). For the sole purpose of making this calculation, the term “non-affiliates” has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by TechTeam Global, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are “affiliates” of TechTeam Global, Inc., as that term is defined under the Securities Exchange Act of 1934.
The number of shares outstanding of the registrant’s common stock as of March 1, 2009 was 10,882,640.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement, to be filed on or before April 1, 2009, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

TECHTEAM GLOBAL, INC.
FORM 10-K

Page
Number
PART I
Item 1 Business	3
Item 1A Risk Factors	12
Item 1B Unresolved Staff Comments	21
Item 2 Properties	22
Item 3 Legal Proceedings	22
Item 4 Submission of Matters to a Vote of Security Holders	22
PART II
Item 5 Market for Registrant’s Common Equity and Related Stockholder Matters	23
Item 6 Selected Financial Data	25
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A Quantitative and Qualitative Disclosures about Market Risk	42
Item 8 Financial Statements and Supplementary Data	44
Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	80
Item 9A Controls and Procedures	80
Item 9B Other Information	80
PART III
Item 10 Directors, Executive Officers and Corporate Governance	81
Item 11 Executive Compensation	81
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	82
Item 13 Certain Relationships and Related Transactions, and Director Independence	82
Item 14 Principal Accountant Fees and Services	82
PART IV
Item 15 Exhibits and Financial Statement Schedules	83
SIGNATURES	87
FINANCIAL STATEMENT SCHEDULE	89
EX-10.4
EX-10.8
EX-10.12
EX-10.13
EX-10.20
EX-10.25
EX-10.26
EX-10.28
EX-10.30
EX-10.33
EX-10.34
EX-10.35
EX-10.36
EX-10.37
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

Forward-Looking Statements
This Annual Report on Form 10-K, including “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of TechTeam Global, Inc. and its consolidated subsidiaries (“TechTeam”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments or performance relating to our services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the global economic crisis; the performance of contracts by suppliers, customers and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; complexities of global political and economic developments; and other risks that are described herein, including but not limited to the items discussed in “Item 1A — Risk Factors” of this report, and that are otherwise described from time to time in TechTeam’s reports filed with the United States Securities and Exchange Commission. TechTeam assumes no obligation and does not intend to update these forward-looking statements.
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
TechTeam Global, Inc. was incorporated under the laws of the State of Delaware in 1987. Our common stock is traded on the NASDAQ® Global Market under the symbol “TEAM.” Our client base includes, but is not limited to, Ford Motor Company, Deere & Company, MICROS, Inc., Essilor International, Boehringer Ingelheim and Phillip Morris International, as well as U.S. Federal Government departments and agencies and local government entities, such as the U.S. Air National Guard, National Institutes of Health (“NIH”), Department of Defense, Department of Homeland Security and Department of Health and Human Services.
Our subsidiaries are: TechTeam Global NV/SA (Belgium); TechTeam Global Ltd. (United Kingdom); TechTeam Global GmbH (Germany); TechTeam Global AB (Sweden), with its subsidiary TechTeam SQM AB (Sweden); TechTeam Global Denmark (a branch of TechTeam Global AB); TechTeam Global SRL (Romania); TechTeam Akela SRL (Romania); TechTeam Global Sp. z o.o. (Poland); TechTeam Global Canada, Inc.; TechTeam Global SAS (France); TechTeam Global Sàrl (Switzerland); TTG Portugal, Lda (Portugal); TechTeam Government Solutions, Inc. (formerly known as Digital Support Corporation, Virginia), with its subsidiary Sytel, Inc., (Maryland); TechTeam Cyntergy, L.L.C. (Michigan); Onvaio LLC (California), with its subsidiary Onvaio Asia Services (Philippines) and TechTeam Australia Pty Limited (Australia).

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
1. IT Outsourcing Services
Our IT Outsourcing Services segment provides service desk and information technology (“IT”) infrastructure support around-the-clock (24x7x365) for our clients, their end-users and other constituencies. We maintain and support a full range of our clients’ IT and business process infrastructures from network environments to computing systems, and from shrink-wrapped applications to advanced proprietary and acquired application systems. We also provide technical support internationally and in multiple languages for our customers’ products in the marketplace. The two primary elements of this business segment are Enterprise Support Services and BPO Services, which are supported by a global IT outsourcing delivery model for service desk services as discussed below.
Enterprise Support Services
Our enterprise support services are principally deployed using a “single point of contact” (“SPOC”) delivery model designed to enable our clients to consolidate their incident resolution support functions into a centralized service desk, thereby reducing costs by standardizing responses to incidents, reducing unnecessary labor costs and reducing the number of incidents that need to be escalated to a higher-level support function. Our service desk technicians are trained in the client’s IT infrastructure and applications to enable them to diagnose and solve the end-user’s problems and answer technical questions. We then integrate other infrastructure support services into our delivery including, but not limited to, desk side support, remote maintenance, asset management, security administration, network monitoring and server maintenance.
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
Historically, we have provided these services to large enterprises with a need for multilingual support. For example, under the Ford Motor Company (“Ford”) Global SPOC Program (“SPOC Program”), we provide a single point of contact service desk for Ford that integrates desk side support. After we have begun to provide service to a customer, we are regularly able to expand the scope of our services to that customer because an increased volume of business allows us to obtain a higher utilization of resources and increased efficiency for the customer. We believe that we will continue to see growth in our multilingual enterprise support for large businesses. We also provide enterprise support services for smaller businesses. Our enterprise support services provide these businesses with a more economical and higher level of service desk, desk side support and network management services than they can provide themselves internally. Our flexible solution design and pricing models enable these businesses to select the level of support their organization requires, whether from dedicated or shared resources.
We are focused on expanding the markets for our enterprise support service model globally. Our customers continue to ask us to expand our support for them to new countries. As a result, we continue to logically expand our global footprint to deliver the multilingual support these clients need. For example, we expanded to the Philippines in 2008, and we are currently exploring means of providing support from Latin America.

As part of our service offering, we initiated a business relationship with CA, Inc. (formerly known as Computer Associates) under which we license CA’s suite of tools to provide Information Technology Infrastructure Library (“ITIL”) — based software and services to our customers. With this arrangement, our customers are able to obtain our services that leverage the use of CA technology. We believe the combination of our integrated infrastructure support and CA technology provides a differentiated service solution to the market, and the availability of CA technology increases demand for our services.
We are strategically expanding the scope of services provided within our enterprise support business model. In order to enhance the value-added set of services within our model, we are increasing our expertise in IT services management through the implementation of the comprehensive set of best practices set forth in ITIL, which has been integrated into the ISO standards.
Business Processing Outsourcing (“BPO”) Services
Our BPO services provide our clients with a centralized multilingual service desk. Our clients primarily outsource the technical support aspect of their customer service business process to us, such as providing support for our client’s applications sold to or provided to their customers. For example, we provide technical support for video editing software and global distribution system software for the travel industry. Where we can create a niche, we also provide a fuller range of services to our customers. For example, we manage the set-up, shipping and support of the hardware and software used in e-clinical trials around the world for our pharmaceutical industry customers. We also provide limited non-technical customer service support for our clients, such as customer enrollments and marketing promotion support.
Global IT Outsourcing Delivery Model
We continue to expand our global IT outsourcing delivery model. In 2008, we established our service desk delivery presence in Asia-Pacific through the acquisition of Onvaio, LLC and the delivery partnership with Rainmaker Systems, Inc. Accordingly, our service desk services for enterprise support and BPO services are now delivered from our facilities in the United States (Dearborn and Southfield, Michigan; and Davenport, Iowa), our facilities in Europe (Brussels, Belgium; Bucharest and Sibiu, Romania; Stockholm, Sweden; and Dresden, Germany), our and Rainmaker’s facilities in the Philippines (Manila) and from our customers’ facilities. Utilizing a client-specific solution that blends the advantages of each location, we are able to provide cost-effective service in over 32 languages.
As our business becomes more global, our service delivery grows in complexity. To address the complexity we use data analytics, business process improvement methodology, daily productivity/profitability metrics and call center management tools to manage the variables that drive a project’s efficiency and profitability. Each delivery site has different costs, available skills and labor laws, which we often need to blend together to deliver a customized solution for our customers. As a result of our global capacity management program, we reduced our facility footprint in Europe in the fourth quarter 2008.
With an increasing number of delivery sites around the world, we are increasingly dependent upon technology to assist in maximizing the overall value and utilization of our technicians. We are in the process of upgrading our phone switch technology globally to fully enable voice over internet protocol (VoiP) and the dynamic routing of calls to the available international resources. Due to these projects and our investment in the CA technology noted earlier, we expect our capital expenditures to increase over 50% in 2009, as compared to 2008.

2. IT Consulting and Systems Integration
During 2008, the Company undertook a comprehensive evaluation of its business strategy. After careful consideration, we decided to de-emphasize the IT Consulting and Systems Integration business segment. Accordingly, on October 31, 2008, we sold TechTeam A.N.E. NV/SA, which provided $7.2 million of revenue in this business segment in the first ten months of 2008. While we continue to provide limited services within this business segment to customers who need IT infrastructure design, development, technology deployment, application development and implementation services, we are narrowing our future focus on delivering these services to enhance our IT Outsourcing business segment. For example, we are growing our ability to assist customers in implementing CA’s Service Desk software suite.
Through our TechTeam Cyntergy, L.L.C. subsidiary, we offer deployment, technical support and training services to companies in the hospitality, retail and food service industries throughout the United States. TechTeam Cyntergy employees provide on-site services to implement technology and train our customers’ personnel in the use of point-of-sale and property management software. Through our TechTeam Akela Srl subsidiary, we offer application development and application maintenance services.
3. Government Technology Services
Our Government Technology Services are delivered by TechTeam Government Solutions, Inc. (“TTGSI”) and its wholly-owned subsidiary, Sytel, Inc. TTGSI provides life-cycle support to the U.S. Government, in which the thought leadership of its Vector Research Center for Enterprise Performance division (“Vector Research, formerly known as NewVectors”), in business process improvement and organizational change management, is integrated with our operational IT-related delivery capabilities to create a tailored, flexible and innovative solution for our customer’s requirements. The types of IT support services provided in this business segment are similar to the services offered in our other primary business segments, but are more heavily focused on supporting the customers’ IT network. We provide these services to various departments and agencies of the U.S. Federal Government including, but not limited to, the U.S. Air National Guard, NIH, Department of Defense, Department of Homeland Security, and Department of Health and Human Services, and to local governmental entities in the United States (see information included in “Risks Inherent in Government Technology Services” located in “Item 1A — Risk Factors”).
The majority of our revenue from this business segment is earned through long-term contracts under which we provide either managed network services for a monthly fee or services on a time and materials basis, except for revenue from Vector Research, over one-half of which is derived from short-term consulting projects. We expect this trend to continue, although the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) directs agencies to spend stimulus money through firm fixed-price contracts. For our managed network services customers, we provide complete life cycle support for a customer’s IT infrastructure ranging from their desktops to their data and voice networks. We provide design, implementation, operation and maintenance (service desk and desk side support) services. For example, TTGSI provides systems administration support, network design, database administration, engineering support and other IT technical support services to the U.S. Air National Guard in all 50 states and four U.S. territories.
Over the past few years in the U.S. Federal Government IT services market, two trends have had a significant effect on our business: (a) an increasing bias toward the award of business to small disadvantaged businesses and large contractors, and (b) uncertain and changing customer priorities due to budgetary constraints and the change in administrations. We expect these trends to continue in the near term, as the new White House Administration sets its priorities and its acquisition policies. As a result, we anticipate unpredictable IT spending by the U.S. Federal Government for the foreseeable future.

Currently, only the Department of Defense and the Department of Homeland Security are operating under current budgets while the rest of the U.S. Federal Government continues to be funded under a “continuing resolution” that authorizes agencies of the government to continue to operate, but generally does not authorize new spending initiatives. When the U.S. Federal Government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect our revenue, profit and cash flow during the period of delay. These circumstances in 2008 contributed to (a) longer collection times for accounts receivable and increased administrative burden for billing and collection activities for some of our U.S. Federal Government contracts, (b) slower ramp-up times and revenue growth on existing contracts and (c) increased pressure for cost savings on new contracts and renewal contracts.
In 2007, TTGSI acquired our Vector Research division, a provider of consultative services in agent-based modeling, operations analysis, program management and supply chain engineering. Vector Research is recognized as a thought leader in providing subject matter expertise, analytical skills and process improvement methodologies to support business transformation initiatives, particularly in the Department of Defense. In addition to providing important critical mass to our Government business, these capabilities provide the Company with the ability to improve the profitability of its service offerings and expand its service offerings by transforming the Company’s Commercial best practices to fit the needs of the U.S. Federal Government.
We continue to focus our new business development (a) in areas where we can utilize our considerable expertise to serve the mission-critical IT needs of the U.S. Federal Government; (b) in further developing access to government-wide acquisition contracts (framework contracts entered into by the government without committing to any actual business with the contract holder, or “GWACs”) under which we can sell task-order-based work; (c) in strengthening our relationships with other government contractors who have GWACs and other attractive contracting vehicles; and (d) in developing opportunities to leverage our considerable commercial sector expertise to provide enterprise support services through a managed service to the U.S. Federal Government. We are recognizing a trend toward consolidation in the U.S. Federal Government IT services market, both in the increased utilization of GWACs and in the number and size of competitors in that market. As this trend continues, we believe our competitive position in the marketplace will be enhanced because we are large and have critical mass to justify reliance upon us by our government clients, yet we are small and creative and able to offer highly efficient, customized solutions to their needs. In this regard, we have won two task orders under the USA Contact GWAC contract based in large part on our commercial sector expertise with call centers, contact centers and service desks.
4. Other Services
We also provide, on a limited basis, technical staffing services and learning services. We provide on-site technical support services including service desk technicians, software developers and network support technicians. Most of our technical staffing placements are long-term assignments. However, in difficult economic environments, contract workers are generally terminated before a customer’s employee would be.
Impact of Business with Major Clients
We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. Ford accounted for 15.9% of our total revenue in 2008, as compared to 20.1% in 2007 and 26.4% in 2006. The U.S. Federal Government accounted for 29.7% of our total revenue in 2008, as compared to 27.1% in 2007 and 24.9% in 2006. No single agency or department of the U.S. Federal Government comprised 10% or greater of our total revenue in 2006; however, in the aggregate, approximately 18.7% and 15.9% of our total revenue in 2008 and 2007, respectively, was derived from agencies within the U.S. Department of Defense.

Ford Motor Company
Our business with Ford consists of service desk and desk side services, technical staffing, network management and a specific project installing personal computers subcontracted through Dell Inc. Revenue generated through our business with Ford decreased to $41.2 million in 2008, from $44.6 million in 2007 and $44.1 million in 2006.
On December 23, 2008, TechTeam Global, Inc. (“TechTeam”) executed a three-year renewal of its Global Single Point of Contact (“SPOC”) contract with Ford Motor Company (“Ford”), under which TechTeam provides support services to Ford’s information technology infrastructure. Under the SPOC contract, TechTeam will continue to provide service desk, deskside support, service management, infrastructure management, and security administrative services to Ford in North America, Western Europe, and Asia. The contract renewal provides for significant changes in the service delivery model. These changes include the transition and centralization of service for English-speaking Ford personnel to our operations in the Philippines, the transition of service for German-speaking Ford personnel to Romania, and an enhanced centralized remote deskside support management function, which will reduce the number of visits necessary to support the deskside. We anticipate this transition to be completed around the middle of 2009.
As a result of the changes in the delivery model, we anticipate lower revenues under the SPOC contract of approximately $2.7 million in 2009, due to our delivery from lower cost locations. At this time, we do not anticipate a material change in the Company’s gross profit margin as a result of the renewal. While there is revenue pressure from the decrease in the number of seats supported and from Ford’s continued efforts to seek cost savings on its total cost of IT infrastructure support, we are working to offset the anticipated decrease in revenue through an expansion of the SPOC Program to parts of the Ford enterprise that are not currently a part of the SPOC Program and the expansion of the scope of our services. While we believe that we are well-positioned to expand the SPOC program, we do not anticipate any growth during the first half of 2009.
Moreover, with the global economic crisis significantly affecting Ford’s operations and financial performance, Ford has announced its willingness to sell Volvo Car Corporation. It is possible that Ford may sell Volvo or otherwise allow Volvo to withdraw from the SPOC contract.
Under the existing contract, except for our support of Volvo, for whom we bill on a per-incident basis, we provide a set of infrastructure support services under specific service level metrics, and we invoice Ford based upon the number of seats we support. The number of seats supported is determined bi-annually on February 1 and August 1 of each year. If certain contractual conditions are met, Ford and TechTeam have the right, during each six month period, to request one out-of-cycle seat adjustment.
At the end of December 2008, Ford owed the Company $4.0 million in the Americas and $3.8 million in Europe. Ford has recently amended its North American standard purchase order terms to increase its payment terms from 30 days to 60 days from receipt of the invoice. Under the terms of the SPOC contract, the change in North American payment terms will go into effect December 1, 2009, and, after that date, we therefore anticipate that there will be an increase in the aggregate accounts receivable. We do not believe that Ford’s financial condition will otherwise affect our business with Ford or the collectability of our accounts receivable from Ford; however, any failure to retain a significant amount of business with Ford, a bankruptcy filing or major restructuring by Ford, could have a material adverse effect on our operating results and liquidity.
U.S. Federal Government
We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government increased to $77.3 million in 2008, from $60.3 million in 2007 and $41.7 million in 2006.
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

The results of our Government business have been negatively impacted by the difficult government contracting environment created by the budget constraints our customers faced. As a result of this environment, many customers have delayed procurement actions. In turn, we have experienced delays in our expected new business development. We have been informed that we were not selected as prime contractor for the Business Transformation Agency (“BTA”) of the Department of Defense. In 2008, we earned $8.9 million in revenue from the BTA. The direct impact of this loss is difficult to assess at this time because we believe that we can replace a significant portion of this revenue by performing the same services for the BTA as a subcontractor to winning bidders. However, there can be no assurances in this regard.
In 2009, we have a few significant contracts that may be re-competed, including our contract for the Air National Guard, with approximately $14 million in annual revenue, and CIO-SPII (a GWAC under which the Company performs services to the National Institutes of Health).
Competition
In our Commercial business, there are many companies that provide services similar to ours, but no one company dominates our industry. We compete with global IT outsourcing companies (such as IBM, HP and Computer Science Corporation), our potential customers’ internal staff and regional service providers. The markets for our services have been under significant price pressure as customers scrutinize their IT spending and globalization increases the number of providers able to provide similar services. Our large competitors typically provide a significantly wider range of services through a global network of service providers and have stronger brand recognition.
We compete with a strong combination of quality, responsiveness and attentiveness to customers’ needs, flexibility, competitive pricing, and consistently high levels of client satisfaction. We compete on our service desk offerings based on price, experience and reputation in the industry, technological capabilities, responsiveness to client needs and referrals from existing clients. By integrating a range of IT infrastructure services into one service desk project, we are able to compete based on improved resource utilization. Gartner recently placed TechTeam in the Leaders Quadrant in both the Magic Quadrant for Help Desk Outsourcing, North America and Magic Quadrant for Desktop Outsourcing Services, North America reports.
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
We have been successful in ensuring our presence on GWAC’s and Government Service Administration (“GSA”) Schedule contracts as either a prime contractor or subcontractor. Competition then takes place at the task order level, where knowledge of the customer and its procurement requirements and environment are keys to winning the business. We have deep relationships with our customers, particularly the Department of Defense, the National Institutes of Health, and throughout our Vector Research customer base, and are focusing increased attention on competing for work where our relationships create a sustainable competitive advantage. Through the various contractual vehicles at our disposal, as either a prime contractor or subcontractor, we have the ability to market our services to many federal agencies. Our “mid-tier” size in the market may be disadvantageous because we are not a small or disadvantaged business, and we are at a scale disadvantage relative to the large government contractors; however, as a result of our experience in providing services to federal departments and agencies, we have first-hand knowledge of our customers and their goals, problems and challenges. We believe this knowledge gives us a competitive advantage in competing for tasks and positions us well for future growth.

Sales and Marketing
Our sales and marketing objective in our Commercial business is to leverage our expertise, multilingual capabilities and global presence to develop long-term relationships with existing and potential clients internationally. Our initiatives are designed to build stronger brand identity within our current vertical markets and the overall IT outsourcing marketplace. We believe that our client base provides excellent opportunities for further marketing and cross-selling of our services. Our plans for increasing our visibility include market-focused advertising, consultative personal visits with potential and existing clients, participation in market specific trade shows and seminars, speaking engagements, articles and white papers and our Web site. Further, we intend to invest in establishing and growing our network of channel and alliance partners, such as our relationships with CA and Orange Business Services, who are able to sell our services in a cooperative and mutually beneficial way. Our sales force is focused on new customer acquisitions and our customer services management is focused on growth of business at our existing accounts.
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
Seasonality
There is limited seasonality to our business. Historically, our third quarter tends to be slower than the other quarters in our Commercial business due to the summer holiday season in Europe, particularly in Sweden. The third quarter in our Government business tends to be positively impacted by the U.S. Federal Government agencies awarding extra tasks or completing other contract actions in the weeks before their September 30 fiscal year end to avoid the loss of unexpended fiscal year funds. The fourth quarter may be negatively affected by the seasonal holidays. Further, since we invoice approximately 41% of our revenue on (1) a time and materials basis in which there are variations in revenue based on the number of billable days during a quarter and (2) a per-incident or per-call-handled basis in which revenue variations are caused by variations in call volumes and incidents handled, we can see significant month-to-month variations in our revenue and gross margin.
Intellectual Property
We rely upon a combination of contract provisions and trade secret laws to protect our proprietary technology. We also rely on a combination of copyright and trade secret laws to protect our proprietary software. We attempt to further protect our trade secrets and other proprietary information through agreements with employees and consultants. Our Vector research division of TechTeam Government Solutions, Inc. has certain patents and patent applications pending, which are not material to our business. There can be no assurance that the steps we have taken to protect our proprietary technology will be adequate to deter misappropriation of our proprietary rights or third-party development of similar proprietary software. We hold a registered trademark for TechTeam®.
Employees
We employed a total of 2,781 employees worldwide as of December 31, 2008, comprised of 2,556 technicians, engineers and operational staff, 45 sales and marketing employees and 180 administrative employees. Our employees, with the exception of approximately 463 employees in Europe, are not represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees generally to be good.

European Operations
We service our clients in Europe through eleven, wholly-owned subsidiaries: TechTeam Global Ltd., TechTeam Global NV/SA, TechTeam Global GmbH, TechTeam Global AB, TechTeam SQM AB (wholly-owned by TechTeam Global AB), TechTeam Global Denmark (a branch of TechTeam Global AB), TechTeam Global Sp. z o.o., TechTeam Global SRL, TechTeam Akela SRL, TechTeam Global SAS, TechTeam Global Sàrl, and TTG Portugal, Lda. We offer services from each of our business segments in Europe except Government Technology Services; however, the majority of our European revenue has historically been generated in our IT Outsourcing Services segment.
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
Asia/Pacific Operations
We service our clients in Asia/Pacific through two, wholly owned subsidiaries: Onvaio Asia Services (wholly-owned by Onvaio LLC, which we acquired in 2008) and TechTeam Australia Pty Limited.
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
While we describe each risk separately, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could also potentially impair our business, financial condition and operating results.
The recent global economic and financial market crisis has had and may continue to have a negative effect on our business and operations.
The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. The economic crisis has affected the financial health and stability of many of our non-government customers, and, if the downturn is prolonged or worsens, the impact to our customers may be severe. Most significantly, the economic turmoil is having serious repercussions in the automotive industry, where the bankruptcy or failure of automobile manufacturers or their suppliers is a real possibility. While the Company has reduced its reliance on revenue from the automotive industry over the past few years, it still earned approximately 18% of its revenue from this industry in 2008.
Moreover, we have seen and anticipate continuing to see erosion in our revenue with our current customers, as these customers seek cost savings, contract their operations and reduce their workforce. Given the enormous economic uncertainty, we are unable to predict the full impact of this pressure on our revenue; however, it could have a material impact on the Company’s business, financial condition and/or results of operations. The downturn may also lead to reduced gross margins and increased customer payment delays, defaults and/or increases in accounts receivable write-offs and our reserves for doubtful accounts. We are limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations and our long-term business approach that necessitates we remain in position to respond when market conditions improve.
Inasmuch as we provide potential customers with an effective means of reducing the cost of their IT support and/or making their IT support costs variable based upon utilization, our business is partially counter-cyclical. However, we have observed that current and prospective customers have slowed or stopped their outsourcing decision-making process. Further, potential customers are looking for immediate significant savings on the current cost of their IT support. While the Company may provide significant savings over the long-term, there is a cost to transition new business to the Company which may affect the ability of the Company to obtain new business and/or maintain its gross margin. As a result of these factors, there are no assurances that the Company will be able to off-set the loss of revenue with new business.
The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations. See risk-factors below for a discussion of additional risks to our liquidity resulting from the current crisis.

Our revenue and gross profit may suffer if we are not able to maintain our relationship with significant customers for whom we have contracts up for renewal or we are unable to replace revenue lost as a result of recent contract losses.
During 2009, we have a significant volume of contracts pending renewal that comprise approximately 8% of our 2008 revenue. We believe that we are well-positioned to renew most of these contracts due to our overall value proposition and customer relationships, but there can be no assurance in this regard. Any significant loss of business as a result of these renewals or failure to replace revenue lost for contract non-renewals could have a material adverse effect on our business, financial condition and operating results. See also our discussion below of risks inherent in providing Government Technology Services.
The competitive pressures we face could harm our revenue, gross margin and business prospects.
We face intense competition in all of our markets and for all of our services. Many competitors have a significant scale advantage over us, including more locations, greater financial resources, a larger client base, and greater name and brand recognition. These competitors may be willing to provide the same services that we provide at a loss or at a lower gross margin in order to attain other, more lucrative business from our customers. Due to this competition, it may be difficult for us to retain our current customers or grow our revenue.
The intense competition we face may result in our customers demanding reduced pricing from us in order for us to remain a preferred vendor. These pressures are likely to continue to increase due to the trend to move outsourcing services offshore to countries with lower labor costs, such as India and the Philippines. In response to these pressures, we acquired Onvaio Services Asia to provide services from Manila, the Philippines. We are also utilizing the services of Rainmaker Systems, Inc. to provide personnel, training and infrastructure to support the Ford SPOC contract until we have a larger facility established. Our inability to continue to execute upon this strategy to address the globalization of the support services market could have a material adverse impact on our ability to maintain and grow our customer base. Further, we may have to continue to lower the prices of our services to stay competitive, while at the same time trying to maintain or improve quality, revenue and gross margin. If we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin, and therefore our profitability, could be adversely affected. Any of these circumstances could have a material adverse effect on our business, financial condition and results of operations.
Moreover, the process to win new business tends to be long. Our IT Outsourcing Services business models require significant changes to our customers’ business processes, and each customer may have significant internal political difficulties with local regions surrendering decentralized control of the support function. The decision makers are rarely involved in the early details of the selection process so there are often multiple sales efforts — initially to the team charged with selection and then to the Chief Information Officer/Chief Executive Officer/Board — that have to occur. Our results are dependent on our ability to successfully manage the sales process and strong competition in these markets.
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

To the extent we provide service on a per-incident, per-call or per-minute basis, our financial performance is dependent upon the volume of service requests that we receive on the project. Some of our contracts do not contain minimum guaranteed volume, so we may not receive enough volume during a month to pay for our costs relating to a specific contract. The global economic crisis is making this problem more pronounced as our customers are not receiving their historical volume of service requests or the volume that they expected. Even where volume guarantees exist, we may not receive enough volume to make our expected profit for the month where we enforce the guarantee. Also, many of our contracts contain financial penalties for our failure to meet the contractual performance service levels. For many potential reasons, including volume being higher than anticipated, we may not be able to meet the service levels. In the United States, we are able to manage this risk through changes in our staffing, but our European entities do not have as much flexibility in staffing largely due to labor laws. Due to the competitive market, we often must agree to a price for providing service based primarily on information provided to us by our prospective customer. Sometimes this information is not correct, and it is difficult to either properly design the project to meet service levels or increase our price to account for the incorrect information. Our inability to accurately estimate the resources and related expenses required for a project, or our failure to complete our contractual obligations in a manner consistent with their terms, could materially and adversely affect our business, financial condition and results of operations.
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
Many of the systems we support involve managing and protecting information involved in the U.S. Department of Defense and other sensitive government functions. A security breach in one of these systems could cause serious harm to our business, could result in negative publicity and could prevent us from having further access to such critically sensitive systems or other similarly sensitive areas for other governmental clients. Losses that we could incur from such a security breach could exceed the policy limits that we have for “errors and omissions” insurance, or coverage may not apply.
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
Our success is highly dependent upon the efforts, direction and guidance of our executive leadership team. Our CEO’s employment contract contains a change of control provision that requires two events 1) a change of control and 2) a termination without “cause” or his leaving with “good reason.” Refer to Note 18 — Subsequent Event. The election of the state, as proposed, at the Company’s next Annual Shareholder Meeting in May 2009 may constitute a change of control under our CEO’s employment contract. The loss of key management personnel or our inability to attract, retain or replace key management personnel in the future could have a material adverse effect on our business, financial condition and results of operations.
Our inability to attract and retain qualified employees could have a material adverse effect on our business, financial condition and results of operations.
Our business involves the delivery of professional services and is very labor intensive. Our success depends in large part upon our ability to attract, develop, motivate and retain highly skilled technical, clerical and administrative employees. We can experience high turnover of our personnel and are often required to recruit and train replacement personnel as a result of a changing and expanding work force. Qualified personnel, especially in Washington, D.C., are in high demand. Accordingly, we may experience increased compensation costs that may not be offset through either increased productivity or higher customer pricing. Moreover, no assurances can be given that we will be able to attract and retain sufficient numbers of qualified employees in the future, especially when we need to expand our services in a short time period. While we attempt to implement a career path model where our service desks are located, thereby enabling our employees to move to new jobs that require higher skill levels and pay more money, this objective is difficult to achieve. Our inability to attract and retain qualified personnel, or increases in wages or other costs of attracting, training or retaining qualified personnel, could have a material adverse effect on our business, financial condition and results of operations.
Our inability to attract and retain qualified sales and customer service management personnel could have an adverse effect on our ability to meet our organic growth targets.
Our business involves the delivery of complex services over a distributed IT environment. It takes time to train new sales people in our business and for them to build a pipeline of opportunities. Inasmuch as we strive to grow existing accounts by expanding our services to new locations or adding new services to our solution, we rely heavily on our client service managers to grow our revenue. In the past year we have been working to add customer service management personnel. Our inability to find the right personnel and train them quickly may have an adverse effect on our ability to appropriately manage our customers and meet our organic growth targets.

Capital markets are currently experiencing a period of dislocation and instability, which has had and could continue to have a negative impact on the availability and cost of capital.
The general disruption in the U.S. capital markets has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets (or any other source of funds) may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. As a result of the difficulties in the capital market, the Company is reconsidering its mergers and acquisition strategy.
Credit market developments may reduce availability under our credit agreement.
Due to the current volatile state of the credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. If our lender(s) fail to honor their legal commitments under our credit facility, it could be difficult in the current environment to replace our credit facility on similar terms. Although we believe that our operating cash flow, access to capital markets and existing credit facilities will give us the ability to satisfy our liquidity needs for at least the next 12 months, the failure of any of the lenders under our credit facility may impact our ability to finance our operating or investing activities.
Implementation of our strategy to grow through complementary business acquisitions is subject to numerous risks and difficulties.
Our business strategy includes seeking to make complementary business acquisitions. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions, complete and pay for these transactions and fully integrate them into our ongoing operations. Due to the tightening capital markets, our strategy may be delayed or changed. Moreover, integration issues are complex, time-consuming and potentially expensive and, without proper planning and implementation, could significantly disrupt our business. Integration issues include, but are not limited to, the diversion of management’s attention, the loss of key business and/or personnel from the acquired company, unanticipated events, legal liabilities, dilutive effect of the issuance of additional securities and possible impairment of acquired intangible assets. Moreover, the financial risks of acquisitions continue after the integration of the acquired company. If the implicit value of the business declines, there could be a non-cash, partial or full write-off of the acquired intangible assets, including goodwill, attributed to the acquisition. Acquisitions also may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Any of these possible difficulties associated with acquisitions could have a material adverse effect on our business, financial condition and results of operations.

Inasmuch as the Company has a market capitalization lower than its current book value, the Company will need to continue to perform interim impairment testing under Statement of Financial Accounting Standards 142 “Goodwill and Other Intangible Assets”, which may require the Company to record a goodwill impairment charge.
During the years ended December 31, 2008 and 2007, we performed our annual goodwill impairment test as of October 1 of each year, and did not incur an impairment charge. During the year ended December 31, 2008, as a result of recent economic events and the decline in our stock price, we updated our annual goodwill impairment testing from October 1, 2008 to perform an interim impairment test as of December 31, 2008. We determined that no goodwill impairment charge was required as a result of the interim testing and will continue to monitor the relationship of the Company’s fair value to its book value as economic events and changes to our stock price occur. If future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges at a later date.
We are subject to numerous risks relating to our international operations.
We operate businesses in many countries outside the United States, many of which are currently located throughout Europe. As part of our business strategy, we have expanded and intend to continue expanding our global reach, to deliver services from the Asia Pacific region and South America. As a result, we expect to continue expansion through start-up operations and acquisitions in additional countries. Expansion of our existing international operations and entry into additional countries will require management attention and financial resources.
Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including the following:
•	changes in a country’s or region’s economic or political conditions, including inflation, recession, interest rate fluctuations, terrorism and religious extremism and unanticipated military conflicts;

•	currency fluctuations, particularly in the European euro, which contribute to variations in the sale of services in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

•	longer accounts receivable cycles and financial instability among customers;

•	local labor conditions and regulations;

•	differences in cultures and languages, which can impair our ability to work as an effective global team;

•	differing political and social systems;

•	changes in the regulatory or legal environment;

•	differing technology standards or customer requirements;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•	changes in tax laws in international jurisdictions; and

•	natural and man-made disasters.
To the extent we are not able to manage our international operations successfully, our business could be adversely affected and revenue or earnings could be reduced.
There are substantial risks associated with expanding our business into offshore markets.
The outsourcing industry trend to move business toward offshore markets could result in excess operating capacity in the United States and Belgium. Moreover, there are no assurances that we will be able to successfully expand into and conduct business in offshore markets. The success of any offshore operation is subject to numerous contingencies, some of which are beyond management control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks. Any failure in our strategy could have a material adverse effect on our business, financial condition and results of operations. See the discussion above regarding the risks associated with international operations.

When a number of service providers enter these offshore locations, the competition for employees increases, causing turnover and increasing labor costs. In these circumstances, we bear the risk of inflation, especially labor inflation, which could result in our costs increasing faster than we can improve technician productivity. While the economic downturn has reduced potential wage inflation, the competitive trend may accelerate when economic conditions recover.
Several of our customers are attracted to the reduction in the cost of our services that they may obtain as a result of delivery from an offshore location. They also wish to enter into contracts that tend to provide them with predictable costs, while shifting the risk of volume fluctuations to us. Accordingly, we enter into long-term contracts to provide monthly services with a price that does not adjust significantly with inflation. Our inability to manage these risks could have a material adverse effect on our business, financial condition and results of operations.
We are subject to currency risks as a result of our international operations.
We serve an increasing number of our U.S.-based customers using service desks in Europe. Some of these contracts are priced in U.S. dollars, while a substantial portion of our costs are incurred in Romanian lei or the European euro. In this way, we are subject to “operational” foreign currency exchange risk. Although we enter into foreign exchange contracts from time to time to limit potential foreign currency exposure, we do not fully hedge this exposure. As a result, unfavorable shifts in exchange rates may reduce our gross profit on these contracts. In addition, we are subject to “financing” foreign currency exchange risk. In the normal course of our business, our operating subsidiaries will loan funds to each other. This creates a natural foreign currency gain or loss for the financing counterparty subsidiary which operates in a currency different from that in which the loan is denominated. This gain or loss is necessarily realized in our financial statements in unpredictable character (gain or loss) and amount.
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
With the addition of our Philippines service desk facility, we continue to increase the amount of business that we are performing for the same customer from more than one location. Multisite and multilingual delivery increases the complexity of the service provided including, but not limited to, managing call volume and resources. Our inability to manage the different cultures and personnel to deliver consistent quality from different sites could have a material adverse effect on our business, financial condition and results of operations.
Our customers often ask us to expand our geographic footprint and the languages that we support, while reducing the cost of our support. However, as our profitability is dependent on managing the utilization of resources, the addition of languages or additional locations can impair our profitability. Moreover, in order for us to keep our costs in line with the marketplace, our future success will be dependent upon our ability to find cost-effective locations in which to operate internationally. There is no assurance that we will be able to find cost-effective locations, obtain favorable lease terms, develop subcontractor relationships, establish facilities and train a workforce in a timely or economic manner.

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
We are focused on developing relationships with channel and alliance partners to help us sell our services. These channel and alliance partners may be large companies with complementary services that may hire us to provide services to their customers. In these relationships, we generally do not control the customer relationship. Accordingly, we are dependent upon the prime contractor to appropriately manage our service delivery for the end customer. The failure of the prime contractor to do so can lead to situations where projects are delayed, modified or terminated for reasons outside our control. The channel and alliance partners may be in a different business or we may be their customer, and therefore we must balance our interest in obtaining new business with the best value for our purchases. Our inability to manage these relationships could have a negative effect on our business, financial conditions and results of operations.
We are highly dependent upon technology, and our inability to keep pace with technological advances in our industry, or our failure or inability to protect and maintain our existing systems, could have a material adverse effect on our business, financial condition and results of operations.
Our success depends in part on our ability to develop IT solutions that keep pace with continuing changes in the IT industry, evolving industry standards and changing client preferences. There can be no assurance that we will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. We need to continually make significant investments, with ever increasing regularity, in sophisticated and specialized communications and computer technology to meet our clients’ needs. We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology in shorter intervals and on a timely basis to maintain our competitiveness. Significant capital expenditures may be required to keep our technology up-to-date. There can be no assurance that any of our information systems will be adequate to meet our future needs or that we will be able to incorporate new technology to enhance and develop our existing services. Moreover, investments in technology, including future investments in upgrades and enhancements to software, may not necessarily maintain our competitiveness. Our future success will also depend in part on our ability to anticipate and develop information technology solutions that keep pace with evolving industry standards and changing client demands. Our inability to effectively keep pace with continuing changes in the IT industry could have a material adverse effect on our business, financial condition and results of operations.
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

Our operations are dependent upon our ability to protect our service desk facilities and our information databases against damages that may be caused by fire and other disasters, power failures, telecommunications failures, unauthorized intrusion, computer viruses and other emergencies. The temporary or permanent loss of such systems could have a material adverse effect on our business, financial condition and results of operations. Notwithstanding precautions we have taken to protect ourselves and our clients from events that could interrupt delivery of our services, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, computer virus, firewall breach or other event would not result in a prolonged interruption in our ability to provide support services to our clients. Moreover, as we deliver services from offshore locations, the risks related to interruption of telecommunications increases. The loss of a critical supplier due to the current economic crisis or any interruption to our data or voice telecommunications networks could have a material adverse effect on our business, financial condition and results of operations.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
Our world headquarters and principal executive offices are located in Southfield, Michigan. The following table sets forth certain information regarding the principal properties used by TechTeam as of March 1, 2009, all of which are leased:

		Lease Term Beginning	Square
Location	Function	and End (mm/dd/yr)	Footage
Southfield, MI	World Headquarters and Help Desk Facility	11/01/93 — 08/31/16	73,622
Brussels, Belgium	European Headquarters and Help Desk Facility	08/01/97 — 12/31/13	45,420
Dearborn, MI	Help Desk Facility and Training Center	04/01/97 — 09/30/09	25,284
Bucharest, Romania	Help Desk Facility	09/01/04 — 05/13/15	33,146
Ann Arbor, MI	Sales and Administrative Office	05/31/07 — 03/31/13	17,766
Chantilly, VA	Headquarters of TechTeam Government Solutions, Inc.	06/12/04 — 05/31/11	18,000
Davenport, IA	Help Desk Facility	10/15/99 — 10/14/09	17,346
Bucharest, Romania	Headquarters of TechTeam Akela SRL	10/01/06 — 07/01/09	9,903
Stockholm, Sweden	Headquarters of TechTeam SQM AB	02/14/07 — 12/31/13	8,966
Dresden, Germany	Help Desk Facility	04/01/08 — 04/01/14	5,475
Bethesda, MD	Sales and Administrative Office	06/01/01 — 10/31/13	5,428
Alexandria, VA	Sales and Administrative Office	05/31/07 — 03/31/09	5,258
Portsmouth, RI	Sales and Administrative Office	06/01/01 — 05/31/09	4,200
Sibiu, Romania	Help Desk Facility	03/07/08 — 03/06/11	3,659
Alexandria, VA	Sales and Administrative Office	04/01/08 — 03/31/13	3,142
San Diego, CA	Sales and Administrative Office	05/31/07 — 12/31/09	3,139
Galati, Romania	Sales and Administrative Office	05/01/07 — 04/30/10	1,270
Manila, Philippines	Help Desk Facility	05/01/08 — 11/30/09	3,003
We believe the facilities we occupy are well maintained and in good operating condition. Although we also believe these locations are adequate to meet our needs for the foreseeable future, we are continually evaluating our facility requirements in light of our need to provide cost effective global support with specific IT and language skills. These facilities include general office space. Because some of our services are performed at client sites, the cost of maintaining multiple offices is minimized.
Item 3. LEGAL PROCEEDINGS
From time to time we are involved in various litigation matters arising in the ordinary course of business. None of these matters, individually or in the aggregate, currently is material.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common stock trades on the NASDAQ® Global Market under the symbol “TEAM.” The following table sets forth the reported high and low sales prices of our common stock for the quarters indicated as reported by the NASDAQ® Global Market.

Year and Quarter	High	Low
2008
First Quarter	$12.60	$7.80
Second Quarter	10.85	8.45
Third Quarter	10.65	7.15
Fourth Quarter	7.31	3.34

2007
First Quarter	$12.87	$10.50
Second Quarter	13.75	11.42
Third Quarter	12.23	9.66
Fourth Quarter	14.08	11.42
The Company has historically not paid dividends on its common stock and is restricted from doing so under its current credit agreement between the Company, JPMorgan Chase Bank, N.A and Bank of America, N.A. (“Credit Agreement”). Any future decision regarding the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our earnings, financial position, capital requirements, existing credit agreements and such other factors as the Board of Directors deems relevant. The Company does not intend on paying cash dividends in the foreseeable future.
TechTeam had approximately 340 shareholders of record as of March 1, 2009.
The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the fourth quarter of 2008:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May Yet
	of Shares	Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased (a)	per Share	Announced Program	the Program

October 1, 2008 to October 31, 2008	666	$6.01	—	1,000,000
November 1, 2008 to November 30, 2008	708	$5.56	12,258 (b)	987,742
December 1, 2008 to December 31, 2008	2,606	$4.62	—	987,742

(a)	3,980 shares were purchased by the TechTeam Global Retirement Savings Plan (one of the Company’s 401(k) plans) using employer matching contributions made in cash or through the use of plan forfeitures. These purchases were not made pursuant to publicly announced plans and were made in the open market.

(b)	12,258 shares were purchased by the Company has part of the stock repurchase program announced on October 30, 2008. Under the program, the Company is authorized to repurchase up to one million shares of its common stock in the open market as the Company deems appropriate in a manner consistent with the Credit Agreement. The stock repurchase program expires on December 31, 2011.
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
Performance Graph
Set forth below is a graph comparing the cumulative total return on TechTeam’s common stock from January 1, 2003 through December 31, 2008, with that of the NASDAQ Stock Market — U.S. Index (the “NASDAQ U.S. Index”) and the NASDAQ Computer & Data Processing Services Stocks Index (the “NASDAQ Computer Index”) over the same period. The graph assumes that the value of the investment in TechTeam’s common stock, the NASDAQ U.S. Index and the NASDAQ Computer Index was $100 on January 1, 2003, and that all dividends were reinvested.
The graph displayed below is presented in accordance with U.S. Securities and Exchange Commission requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. This graph in no way reflects TechTeam’s forecast of future financial performance.

	Total Return Index
	Dec 2003	Dec 2004	Dec 2005	Dec 2006	Dec 2007	Dec 2008
NASDAQ U.S.	$100	$109	$111	$122	$132	$64
NASDAQ Computer	$100	$110	$114	$128	$156	$90
TechTeam Global	$100	$145	$144	$161	$180	$84

Item 6. SELECTED FINANCIAL DATA
The following table presents information derived from our consolidated financial statements for each of the five years ended December 31, 2008. This information should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data.” The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

	Year Ended December 31,
	2008		2007		2006		2005		2004
Statements of Operations Data	(In thousands, except per share data)
Revenue
Commercial
IT Outsourcing Services	$120,166		$104,659		$86,461		$76,845		$77,205
IT Consulting and Systems Integration	27,064		28,064		24,013		24,483		14,641
Other Services	24,110		20,219		9,497		9,010		8,000

Total Commercial	171,340	(a)	152,942	(c)	119,971		110,338	(e)	99,846	(g)
Government Technology Services	88,615		69,254	(d)	47,393		56,159	(f)	28,142	(h)

Total revenue	$259,955		$222,196		$167,364		$166,497		$127,988

Restructuring charges	$5,719	(b)	—		—		—		—
Income before income taxes	$7,150		$9,639		$2,750	(i)	$7,796		$7,175	(j)
Income tax provision	4,182		3,343		873		2,402		2,547

Income from continuing operations	2,968		6,296		1,877		5,394		4,628
Income (loss) from discontinued operations	—		—		(43)		74		97

Net income	$2,968		$6,296		$1,834		$5,468		$4,725

Diluted earnings per common share
Income from continuing operations	$0.28		$0.60		$0.18		$0.54		$0.48
Income from discontinued operations	—		—		—		0.01		0.01

Net income per share	$0.28		$0.60		$0.18		$0.54		$0.49

Weighted average common shares and common share equivalents outstanding	10,555		10,506		10,176	(k)	9,832	(k)	8,904

Weighted average preferred shares outstanding	—		—		—	(k)	244	(k)	690

(a)	On May 30, 2008, we acquired 100% of the outstanding stock of Onvaio LLC. On October 31, 2008, the Company completed the sale of TechTeam A.N.E NV/SA, the results of which were included in continuing operations through the date of the sale.

(b)	On May 28, 2008 and December 30, 2008, we announced corporate-wide organizational realignment and restructuring actions.

(c)	On February 9, 2007, we acquired 100% of the outstanding stock of SQM Sverige AB.

(d)	On May 31, 2007, we acquired 100% of the membership interest in NewVectors LLC, and on August 31, 2007, we acquired 100% of the outstanding stock of RL Phillips, Inc.

(e)	On October 3, 2005, we acquired 100% of the outstanding stock of Akela Informatique SRL.

(f)	On January 3, 2005, we acquired 100% of the outstanding stock of Sytel, Inc.

(g)	On May 13, 2004, we acquired 100% of the outstanding stock of Advanced Network Engineering NV/SA.

(h)	On December 31, 2003, we acquired 100% of the outstanding stock of Digital Support Corporation.

(i)	During 2006, we recorded expenses totaling $1.4 million for legal and professional fees associated with a proxy contest initiated by a shareholder, an asset impairment charge of $580,000 related to a software asset and $650,000 for the settlement of claims against the Company by certain former Company officers.

(j)	During 2004, we recorded an asset impairment charge of $485,000 related to a software asset.

(k)	In May 2005, the holder of our preferred stock converted all outstanding shares of preferred stock into 689,656 shares of common stock.

	As of December 31,
Balance Sheet Data	2008 (a)	2007 (b)	2006	2005 (c)		2004 (d)
	(In thousands)
Total assets	$167,363	$182,169	$117,930	$123,010		$88,987
Long-term obligations	30,156	33,963	5,426	14,115		1,699
Redeemable convertible preferred stock	—	—	—	—		5,000
Total shareholders’ equity	$98,733	$97,031	$86,308	$78,240	(e)	$66,660

(a)	On May 30, 2008, we acquired 100% of the outstanding stock of Onvaio LLC. On October 31, 2008, the Company completed the sale of TechTeam A.N.E NV/SA.

(b)	On February 9, 2007, we acquired 100% of the outstanding stock of SQM Sverige AB. On May 31, 2007, we acquired 100% of the membership interest in NewVectors LLC. On August 31, 2007, we acquired 100% of the outstanding stock of RL Phillips, Inc.

(c)	On October 3, 2005, we acquired 100% of the outstanding stock of Akela Informatique SRL. On January 3, 2005, we acquired 100% of the outstanding stock of Sytel, Inc.

(d)	On May 13, 2004, we acquired 100% of the outstanding stock of Advanced Network Engineering NV/SA.

(e)	In May 2005, the holder of our preferred stock converted all outstanding shares of preferred stock into 689,656 shares of common stock.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
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
The global economic crisis of 2009 presents unprecedented uncertainties to TechTeam and its customers. We are affected by the general tightening in the credit markets, and lower consumer and business spending. The economic crisis has affected the financial health of many of our customers. At the same time, we are unable to fully anticipate the duration and scope of the downturn and, as such, we cannot provide our shareholders with good visibility of the effects of this crisis on the business. Most significantly, the economic downturn is having serious effects in at least two of our major industry verticals, the automotive and retail industries.
However, the actions we have taken in 2008 have better positioned TechTeam to weather the downturn. In February 2008, Gary J. Cotshott joined the company in the role of president and chief executive officer. Mr. Cotshott led a thorough evaluation of all aspects of our business, which resulted in streamlining our global organization, developing a solid strategy for our future and recruiting a leadership team that supplements the pre-existing leaders with new executive-level talent that has deep experience and functional expertise.
In addition to these efforts, the Company improved its financial flexibility by executing two restructuring plans, which resulted in a restructuring charge in 2008 totaling $5.7 million, pre-tax. In addition to the organizational change and restructuring plan completed in the second quarter 2008, which removed legacy costs and inefficiency from our business, the Company completed a second restructuring plan in the fourth quarter due in part to the impact of the economic downturn on our customers and to better position the Company to manage through this difficult economic period. The second restructuring totaled $1.8 million on a pre-tax basis, and related primarily to exiting excess lease capacity and restructuring headcount in Europe, largely related to the worsening economic conditions in that region.
We also took steps to implement our business strategy. In the second quarter 2008, TechTeam expanded its low cost delivery models through its acquisition of Onvaio, LLC, which provided TechTeam with cost-effective delivery operations from the Philippines. In order to narrow our focus on our core service offerings and target customers, we divested TechTeam A.N.E. NV/SA which included certain lower margin IT consulting and systems integration capabilities focused on small business customers in Belgium. We have also implemented a capital management program to better evaluate and manage difficult customer accounts, collect outstanding accounts receivable, and manage our bank debt.
As a result of the contraction of the economy and a loss of a contract worth approximately $8 million per year, we are experiencing a decline in revenue. Given the economic conditions, there is the potential of continued revenue erosion within our current customer base. We have also been informed that we have or will be losing additional contracts over 2009 with an anticipated effect of less than 4% of 2008 revenue. At the same time, current market conditions present an opportunity to the Company to offset the effects of erosion through new business. Our pipeline of new opportunities continues to be robust, although is subject to extended sales and implementation lead-times due to the nature of economic conditions.

Excluding restructuring charges, we continued to deliver solid results. Total revenue reached $260 million in 2008, up 17.0% over last year, despite a difficult market environment and declining existing customer volumes later in the year. The growth was realized through a combination of acquisitions and organic growth. Gross profit was $66.3 million in 2008, up 16.6% versus 2007 while gross margins were relatively flat year over year. Revenue for the Commercial business reached $171 million in 2008, up 12.0% over last year. The IT Outsourcing business was the largest driver of growth in the Commercial business due primarily to growth in existing accounts, including expansion of our Americas customers to receive service in Europe, as well as new customer business. Gross profit was $41.9 million for the Commercial business in 2008, up 10.6% versus last year, while gross margin was down slightly. Revenue for the Government business increased by $19 million, or 28.0% to $89 million. Gross profit for the Government business improved by over $5 million in 2008, or 28.7% over 2007.
Results of Operations
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
Revenue

	Year Ended December 31,		Increase	%
	2008	2007	(Decrease)	Change
		(In thousands)

Revenue
Commercial Business
IT Outsourcing Services	$120,166	$104,659	$15,507	14.8%
IT Consulting and Systems Integration	27,064	28,064	(1,000)	(3.6)%
Other Services	24,110	20,219	3,891	19.2%

Total Commercial	171,340	152,942	18,398	12.0%
Government Technology Services	88,615	69,254	19,361	28.0%

Total revenue	$259,955	$222,196	$37,759	17.0%

Total Company revenue increased 17.0% to $260.0 million for 2008, through a combination of acquisitions completed in 2008 and 2007 along with organic growth across most product lines. Excluding revenue from acquisitions that affect year-over-year comparability, revenue increased 9.1% to $242.5 million for 2008. Revenue in 2008 was also positively impacted by fluctuations in the international currencies in which we do business. If revenue generated in Europe were translated into U.S. dollars at the average exchange rates in effect for 2007, reported revenue would have decreased by approximately $4.3 million for 2008. We are unable to predict the effect fluctuations in international currencies will have on revenue in 2009, but given the uncertain market environment and the effect on the U.S. dollar, there could be significant revenue volatility.
IT Outsourcing Services
Revenue from IT Outsourcing Services increased 14.8%, or $15.5 million, to $120.2 million for 2008, from $104.7 million for 2007, primarily as a result of $14.2 million of revenue growth in Europe. Our solid revenue growth reflects our success at being able to grow existing accounts in our Commercial business by expanding the scope of our services and the geographies in which we deliver services. The majority of revenue growth occurred in existing accounts, including existing clients of the Americas to whom we have expanded our service delivery to include parts of Europe. Revenue also increased $1.3 million in the Americas due to new customer contracts in the later part of 2008. Revenue growth occurred in 2008 despite a reduction in revenue from two projects, comprising about 4% of IT Outsourcing Services revenue for 2007, that concluded. The related contracts were not renewed at the end of March 2008.
IT Outsourcing Services revenue generated from Ford globally decreased to $35.0 million for 2008 compared to $36.6 million for 2007. Revenue from Ford declined 19.1% in the Americas as a result of a decline in seats supported from a reduction in Ford’s workforce, while revenue in Europe increased from expansion of the SPOC Program resulting in aggregate growth in Europe of 16.6%. Please refer to our discussion of Ford in the “Impact of Business with Major Clients” section of MD&A.

IT Outsourcing revenue in 2008 was positively impacted by fluctuations in the international currencies in which we do business. If IT Outsourcing revenue in Europe was translated into U.S. dollars at the average exchange rates in effect for 2007, reported revenue would have decreased by approximately $2.9 million for 2008. Since most of our international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit is considerably less than the estimated impact on revenue.
IT Consulting and Systems Integration
Revenue from IT Consulting and Systems Integration decreased 3.6% to $27.1 million for 2008, from $28.1 million for 2007, due primarily to a decrease in Europe from the divestiture of ANE and a decrease in project based work due to a difficult economy and de-scoping or elimination of projects in Europe partially offset by an increase in revenue growth in the Americas. Revenue in the Americas increased from growth in the Company’s hospitality business and organic growth through existing customers in our IT Outsourcing Services segment. The increase in the Americas was partially offset by a decrease in business with Dell, which resulted from a reduction in Ford’s workforce and also from the tendency of this business to fluctuate from period to period.
Government Technology Services
Revenue from Government Technology Services increased 28.0% to $88.6 million for 2008, from $69.3 million for 2007, primarily due to our acquisitions of NewVectors and RL Phillips in 2007. Excluding revenue from these acquisitions, revenue increased 5.9% to $73.4 million for 2008 due to growth in existing customer programs and, to a lesser extent, new customer contracts. Please refer to our discussion of the U.S. Federal Government in the “Impact of Business with Major Clients” section of MD&A.
Gross Profit and Gross Margin

	Year Ended December 31,
	2008		2007
		Gross		Gross	Increase	%
	Amount	Margin %	Amount	Margin %	(Decrease)	Change
	(In thousands, except percentages)

Gross Profit
Commercial
IT Outsourcing Services	$30,008	25.0%	$26,888	25.7%	$3,120	11.6%
IT Consulting and Systems Integration	6,427	23.7%	6,187	22.0%	240	3.9%
Other Services	5,427	22.5%	4,789	23.7%	638	13.3%

Total Commercial	41,862	24.4%	37,864	24.8%	3,998	10.6%
Government Technology Services	24,428	27.6%	18,978	27.4%	5,450	28.7%

Total gross profit	$66,290	25.5%	$56,842	25.6%	$9,448	16.6%

Consistent with revenue, the increase in gross profit is attributable to a combination of acquisitions completed in 2008 and 2007 and organic growth from IT Outsourcing Services, Government Technology Services and Other Services. Excluding gross profit contributed by acquisitions that affect year-over-year comparability, total gross profit increased 7.6% to $61.1 million and gross margin decreased to 25.2% for 2008 from 25.6% for the same period in 2007.

IT Outsourcing Services
Gross profit from IT Outsourcing Services increased 11.6% to $30.0 million for 2008, from $26.9 million in 2007, and gross margin decreased to 25.0% from 25.7%. In the Americas, gross margin improved primarily due to margin improvements on certain existing accounts, the acquisition of Onvaio and new customer contracts in the later part of 2008. This improvement in the Americas was partially offset by a decrease in gross margin from the revenue decrease with Ford due to a reduction in their workforce. In Europe, gross margin decreased as a result of several factors, including the cost of expanding our service delivery capabilities in Europe and increased labor and benefit-related costs. During the past year, the Company has expanded its service delivery capability in Europe with the establishment of new locations in Dresden, Germany; Sibiu, Romania; and Stockholm, Sweden. These facilities have some excess capacity that negatively impacted gross margin in 2008.
IT Consulting and Systems Integration
Gross profit from IT Consulting and Systems Integration increased 3.9% to $6.4 million for 2008 from $6.2 million in 2007, and gross margin increased to 23.7% from 22.0% in 2007. Gross margin increased in the Americas from new project-based work in the Company’s hospitality business, partially offset by a decline in gross margin in business with Dell. In Europe, gross margin declined primarily due to challenges from the competitive environment in our application development business in Romania and from less project-based IT Consulting work over the rest of Europe due to economic pressures across Europe.
Government Technology Services
Gross profit from our Government Technology Services segment increased 28.7% to $24.4 million for 2008, from $19.0 million in 2007, and gross margin increased slightly to 27.6% from 27.4%. The increase in gross profit was primarily due to our acquisition of NewVectors in 2007. Excluding gross profit contributed by acquisitions that affect year-over-year comparability, gross profit increased 6.7% to $20.2 million and gross margin increased to 27.6% for 2008. The increase in gross margin was due to various factors, most notably an increased requirement for the Company to use subcontracted resources on several programs. Please refer to our discussion of the U.S. Federal Government in the “Impact of Business with Major Clients” section of MD&A.
Geographic Market Discussion

	Year Ended December 31,		Increase	%
	2008	2007	(Decrease)	Change
		(In thousands)

Revenue
Commercial
Americas	$72,375	$68,022	$4,353	6.4%
Europe	98,965	84,920	14,045	16.5%

Total Commercial	171,340	152,942	18,398	12.0%
Government	88,615	69,254	19,361	28.0%

Total revenue	$259,955	$222,196	$37,759	17.0%

Gross Margin
Commercial
Americas	26.2%	23.0%
Europe	23.2%	26.1%

Total Commercial	24.4%	24.8%
Government	27.6%	27.4%

Total Gross Margin	25.5%	25.6%

Americas
Revenue generated in the Americas increased 6.4% to $72.4 million for 2008, from $68.0 million in 2007 across all services lines, due primarily to new customers and projects. Revenue from IT Outsourcing Services experienced a significant increase in growth from new customers and growth in existing customers that was partially offset by a decline in revenue earned from Ford. Revenue in IT Consulting and Systems Integration increased due to new project-based work in the Company’s hospitality business. The Other Services segment also experienced an increase in revenue from an increase in technical staffing growth. Gross margin from the Americas increased to 26.2% for 2008, from 23.0% in 2007, as a result of gross margin improvement across all service lines.
Europe
Revenue generated in Europe increased 16.5% to $99.0 million for 2008, from $84.9 million in 2007, due to solid revenue growth in the IT Outsourcing Services and Other Services segments, the acquisition of SQM and the weakening of the U.S. dollar against the currencies in which the Company does business. If revenue in Europe were translated into U.S. dollars at the average exchange rates in effect for 2007, reported revenue would have decreased by approximately $4.3 million for 2008. Gross margin from Europe decreased to 23.2% for 2008, from 26.1% in 2007, primarily due to expanding IT Outsourcing Services delivery capabilities with the establishment of new locations in Dresden, Germany; Sibiu, Romania; and Stockholm, Sweden. These facilities have some excess capacity that negatively impacted gross margin in 2008.
Operating Expenses and Other

	Year Ended December 31,		Increase	%
	2008	2007	(Decrease)	Change
		(In thousands)

Operating Expenses and Other
Selling, general and administrative expense	$52,774	$46,547	$6,227	13.4%
Restructuring charges	$5,719	$—	$5,719	NM	%
Net interest expense	$(1,712)	$(572)	$(1,140)	NM	%
Foreign currency transaction gain (loss)	$910	$(84)	$994	NM	%
Other income, net	$155	$—	$155	NM	%
Income tax provision	$4,182	$3,343	$839	25.1%
Selling, general, and administrative (“SG&A”) expense decreased to 20.3% of total revenue for 2008, from 20.9% of total revenue in 2007. As the Company’s revenue has grown, we have achieved greater leverage in our SG&A spending, yet we have incurred greater expenses related to expansion of service delivery locations in Europe, amortization expense in connection with acquisitions, marketing expenses and travel expenses. SG&A expense also increased due to the weakening of the U.S. dollar against the currencies in the foreign jurisdictions in which we operate.
In connection with the decision between the Board of Directors and the Company’s former President and Chief Executive Officer, William C. Brown, not to renew Mr. Brown’s contract upon its completion in February 2009, Mr. Brown’s Employment and Noncompetition Agreement was amended. Under the terms of the amendment, (1) all outstanding, unvested stock-based awards were accelerated and became fully vested in February 2008, (2) Mr. Brown will have until February 15, 2010 to exercise outstanding stock options and (3) Mr. Brown will be paid a bonus for fiscal 2008 of not less than $75,000. The modification of the stock-based awards to accelerate vesting and extend the period in which stock options may be exercised resulted in additional compensation expense of $254,000 for 2008.

During 2008, the Company announced corporate-wide organizational realignment and restructuring actions to improve operating efficiency, achieve greater global consistency and drive improved financial performance. The restructuring plans were approved by the Company’s Board of Directors on December 23, 2008 and May 21, 2008. The 2008 pre-tax restructuring charges amounted to $5,719,000, and were primarily related to separation costs for approximately 80 employees and reductions in excess leased facility capacity. We do not anticipate recording any further expense in future periods related to these realignment and restructuring plans.
Net interest expense was $1.7 million for 2008, compared to $572,000 for 2007, as a result of interest expense on long-term debt issued in connection with acquisitions and lower interest income from lower average invested cash equivalents.
For 2008, the consolidated effective tax rate of 58.5% differs from the statutory corporate tax rate of 34.0% in the United States primarily due to foreign operating losses for which a tax benefit is not recorded and other nondeductible expenses. The level of foreign operating losses was increased during 2008 because a significant portion of the Company’s restructuring charge was incurred in countries with historical operating losses. Further, the Company recorded State of Michigan income tax expense of $241,000 for 2008. Prior to 2008, the State of Michigan had a value-added tax called the Single Business Tax that was not considered an income tax and was, therefore, included in SG&A expense. Single Business Tax included in SG&A expense totaled $423,500 for 2007. For 2007, the consolidated effective tax rate of 34.7% differs from the statutory corporate tax rate of 34.0% in the United States primarily due to state income taxes and nondeductible expenses, which were partially offset by the tax benefit of tax rates in certain foreign countries that are lower than 34%.
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

IT Outsourcing Services
Revenue from IT Outsourcing Services increased 21.0% to $104.7 million in 2007, from $86.5 million in 2006, as a result of revenue growth of 11.7% in the Americas and 30.0% in Europe. Our revenue growth reflects our continuing success at being able to grow existing accounts in our Commercial business by expanding the scope of our services and the geographies in which we deliver services. Revenue growth in the Americas also reflects greater activity on certain accounts that were ramping up in 2006 and a new Fortune 500 account added in the fourth quarter of 2007. Revenue growth in Europe also resulted from a combination of new account growth, our acquisition of SQM and the weakening of the U.S. dollar over 2006 relative to the international currencies in which we conduct business. If IT Outsourcing Services revenue in Europe were translated into U.S. dollars at the average exchange rate in 2006, reported revenue would have decreased approximately $4.4 million in 2007. Since most of our international operating expenses are also incurred in the same foreign currencies in which the associated revenue is denominated, the net impact of exchange rate fluctuations on gross profit is considerably less that the estimated impact on revenue and it is not significant.
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
Selling, general and administrative expense increased 21.5% to $46.5 million in 2007, from $38.3 million in 2006; however, SG&A expense as a percentage of revenue declined to 20.9% of total revenue in 2007 from 22.9% in 2006. SG&A expense in 2007 includes the impact from acquisitions, and SG&A expense in 2006 includes professional fees totaling $2.1 million related to a shareholder complaint and proxy contest, the settlement agreement related to the complaint and proxy contest matters, and professional fees and a settlement charge related to claims filed against the Company by former officers. Excluding acquisitions completed in 2007 and the aforementioned professional fees and settlement expenses in 2006, SG&A expense was $39.7 million in 2007, or 20.9% of revenue in 2007, as compared to $36.2 million in 2006, or 21.6% of revenue in 2006. SG&A expense increased year-over-year as we made investments to support our growth and global expansion and enhance our value-added service capabilities in areas such as employee recruiting and retention, sales and marketing resources, selection of new delivery sites, new business launches in Europe, and the effect of the weakening of the U.S. dollar from 2006. These increases were partially offset by reduced facility costs from expired and renegotiated leases.
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

Impact of Business with Major Clients
We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. Ford accounted for 15.9% of our total revenue in 2008, as compared to 20.1% in 2007 and 26.4% in 2006. The U.S. Federal Government accounted for 29.7% of our total revenue in 2008, as compared to 27.1% in 2007 and 24.9% in 2006. No single agency or department of the U.S. Federal Government comprised 10% or greater of our total revenue in 2006; however, in the aggregate, approximately 18.7% and 15.9% of our total revenue in 2008 and 2007, respectively, was derived from agencies within the U.S. Department of Defense.
Ford Motor Company
Our business with Ford consists of service desk and desk side services, technical staffing, network management and a specific project installing personal computers subcontracted through Dell Inc. Revenue generated through our business with Ford decreased to $41.2 million in 2008, from $44.6 million in 2007 and $44.1 million in 2006.
On December 23, 2008, TechTeam Global, Inc. (“TechTeam”) executed a three-year renewal of its Global Single Point of Contact (“SPOC”) contract with Ford Motor Company (“Ford”), under which TechTeam provides support services to Ford’s information technology infrastructure. Under the SPOC contract, TechTeam will continue to provide service desk, deskside support, service management, infrastructure management, and identity and access management services to Ford in North America, Western Europe, and Asia. The contract renewal provides for a significant change in the service delivery model. These changes include the transition and centralization of service for English speaking Ford personnel to our operations in the Philippines, the transition of service for German speaking Ford personnel to Romania, and an enhanced centralized remote deskside support management function, which will reduce the number of visits necessary to support the deskside. We anticipate this transition to be completed around the middle of 2009.
As a result of the changes in the delivery model, we anticipate lower revenues under the renewed contract of approximately $2.7 million in 2009, due to our delivery from lower cost locations. At this time, we do not anticipate a material change in the Company’s gross profit margin as a result of the renewal. While there is revenue pressure from the decrease in the number of seats supported and from Ford’s continued efforts to seek cost savings on its total cost of IT infrastructure support, we are working to offset the anticipated decrease in revenue through an expansion of the SPOC Program to parts of the Ford enterprise that are not currently a part of the SPOC Program and the expansion of the scope of our services. While we believe that we are well positioned to expand the SPOC program, we do not anticipate any growth during the first half of 2009.
Moreover, with the global economic crisis significantly affecting Ford’s operations and financial performance, Ford has announced its willingness to sell Volvo Car Corporation. It is possible that Ford may sell Volvo or otherwise allow Volvo to withdraw from the SPOC contract.
Under the existing contract, except for our support of Volvo, for whom we bill on a per-incident basis, we provide a set of infrastructure support services under specific service level metrics, and we invoice Ford based upon the number of seats we support. The number of seats supported is determined bi-annually on February 1 and August 1 of each year. If certain contractual conditions are met, Ford and TechTeam have the right during each six month period to request one out-of-cycle seat adjustment.
At December 31, 2008, Ford owed the Company $4.0 million in the Americas and $3.8 million in Europe. Ford has recently amended its North American standard purchase order terms to increase its payment terms from 30 days to 60 days from receipt of the invoice. Under the terms of the December 23, 2008 contract the change in North American payment terms will go into effect December 1, 2009, and, after that date, we therefore anticipate that there will be an increase in the aggregate accounts receivable due from Ford. We do not believe that Ford’s financial condition will otherwise affect our business with Ford or the collectability of our accounts receivable from Ford; however, any failure to retain a significant amount of business with Ford, plant idling, a bankruptcy filing or major restructuring by Ford, could have a material adverse effect on our operating results and liquidity.

U.S. Federal Government
We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government increased to $77.3 million in 2008, from $60.3 million in 2007 and $41.7 million in 2006.
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
The results of our Government business have been negatively impacted by the difficult government contracting environment created by the budget constraints our customers faced. As a result of this environment, many customers have delayed procurement actions. In turn, we have experienced delays in our expected new business development. We have been informed that we were not selected as prime contractor for the Business Transformation Agency (“BTA”) of the Department of Defense. In 2008, we earned $8.9 million in revenue from the BTA. The direct impact of this loss is difficult to assess at this time because we believe that we can replace a significant portion of this revenue by performing the same services for the BTA as a subcontractor to winning bidders. However, there can be no assurances in this regard.
In 2009, we have a few significant contracts that may be re-competed, including our contract for the Air National Guard, with approximately $14 million in annual revenue, and CIO-SPII (a GWAC under which the Company performs services to the National Institutes of Health), which may impact our ability to do business with the National Institutes of Health in the future.
New Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosure on (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company does not expect that SFAS 161 will have a material impact on the consolidated financial statements.
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

Liquidity and Capital Resources
Cash and cash equivalents were $16.9 million at December 31, 2008, as compared to $19.4 million at December 31, 2007. Cash and cash equivalents decreased $2.6 million in 2008 as a result of $6.1 million in cash used for acquisitions, $1.9 million in payments, net of borrowings, to reduce long-term debt and $2.5 million in cash used for capital expenditures. These uses of cash were partially offset by $8.8 million in cash provided by operations.
Net cash from operating activities for 2008 provided cash of $8.8 million compared to $5.9 million in 2007 primarily due to improvements in net working capital offset by lower net income.
Net cash used in investing activities was $7.6 million and $51.0 million for 2008 and 2007, respectively. Net cash used in investing activities during 2008 was related to the Onvaio acquisition, while net cash used in investing activities during 2007 was driven by the acquisitions of SQM, NewVectors and RL Phillips. Capital expenditures were $2.5 million and $3.9 million, respectively, for 2008 and 2007. The lower spending in 2008 was driven by management efforts to reduce spending.
Net cash used in financing activities for 2008 was $1.6 million compared to net cash provided by financing activities of $34.3 million for 2007. The net cash used in financing activities in 2008 was primarily used to pay down debt. The net cash provided by financing activities in 2007 was used primarily to fund the acquisition of NewVectors.
Long-term cash requirements, other than for normal operating expenses, are anticipated for the continued expansion in Europe and the Asia-Pacific region, enhancements of existing technologies, possible repurchases of our common stock and the possible acquisition of businesses complementary to our existing businesses. We believe that positive cash flows from operations, together with existing cash balances and the existing credit agreement, will continue to be sufficient to meet our ongoing operational requirements for the next twelve months and foreseeable future. We have historically not paid dividends, and we are restricted from doing so under our Credit Agreement.
Material Commitments
Following are material contractual obligations outstanding at December 31, 2008:

		Operating
Maturities of Material Contractual Obligations	Debt	Leases
Less than one year	$—	$4,941
1-3 years	35,189	7,763
4-5 years	—	2,556
Thereafter	—	1,730

Total	$35,189	$16,990

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
We earn revenue under our IT Outsourcing Services segment under one of the following four models: (1) time and material contracts under which we bill an agreed rate for each help desk agent based on the number of units (i.e., hours or days) the individual agent worked during the month; (2) per-transaction contracts under which we bill an agreed rate per incident or call handled during a month or per minute for the length of the telephone call for the incident; (3) fixed monthly fee contracts under which we agree to provide all of the agreed-upon scheduled services on a monthly basis for a fixed monthly fee; and (4) per-seat contracts under which we agree to provide agreed-upon scheduled services for a monthly fee that is determined by multiplying the number of users supported at the customer by the monthly per-seat fee. Within the IT Outsourcing Services segment, greater than 98% of our services are delivered as a “monthly service” and not over multiple periods. We also refer to our fixed-fee and per-seat contracts as “managed service” contracts. Many of our contracts that we bill on a per-transaction basis contain a minimum monthly fee, which is derived by multiplying the agreed-upon forecast of anticipated incidents by an agreed-upon minimum percentage. Under this arrangement, we receive a minimum revenue amount for having committed to provide a specific level of staff to support the services projected during a month. Since we invoice the customer for the minimum fee and do not reduce future billings, we recognize the minimum fee as revenue in the month in which the incidents are below the customer’s minimum forecast. Incident resolution usually occurs in the same month that incidents are reported. Under our managed service contracts, we generally do not incur material costs in a future month to complete a service obligation that arose in a prior month. In those instances where our service obligation is not complete for a month and we expect to incur more than immaterial costs in a future month, we will defer an amount of revenue that represents the fair value of that service obligation.
Revenue from all other services that we provide under our other operating segments — Government Technology Services, IT Consulting and Systems Integration, and Other Services — may be categorized into two primary types: time and material and fixed price. For the year ended December 31, 2008, approximately 75% of our revenue in these business segments was time and material and 21% was fixed price (a substantial majority of which were fixed price level of effort contracts). Revenue is recognized under time and materials contracts as time is spent at hourly rates, which are negotiated with the customer, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue is recognized under the majority of fixed price contracts, which are predominantly level of effort contracts, using the cost-to-cost method for all services provided. In addition, we evaluate contracts for multiple deliverables, which may require the segmentation of each deliverable into separate accounting units for proper revenue recognition.

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
We generally continue to be able to collect from our customers and currently do not know of any large accounts which will become uncollectible in the future; however, the credit rating of at least Ford and several automotive component companies have declined to well below investment grade. These downgrades have not negatively affected our relationship with these customers or the collectibility of our accounts receivable from these customers at this time; however, any bankruptcy filing by Ford would have a material adverse impact on the collectibility of our accounts receivable from Ford and our operating results and liquidity. Additionally, there could be concern with other automotive industry customers related to a Ford bankruptcy and/or depressed industry.
Goodwill Impairment
Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired, and has a carrying amount of approximately $65.2 million and $60.2 million at December 31, 2008 and 2007, respectively. The majority of the increase in goodwill in 2008 was related to the acquisition of Onvaio.
During the years ended December 31, 2008 and 2007, we performed our annual impairment test as of October 1 of each year, and did not incur an impairment charge. During the year ended December 31, 2008, as a result of recent economic events and the decline in our stock price, we updated our annual goodwill impairment testing from October 1, 2008 to perform an interim impairment test as of December 31, 2008. We determined that no goodwill impairment charge was required as a result of the interim testing and will continue to monitor the relationship of the Company’s fair value to its book value as economic events and changes to our stock price occur. If future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges at a later date.

Long-Lived Assets and Identifiable Intangible Asset Impairment
The carrying amount of long-lived assets and identifiable intangible assets was approximately $21.3 million and $26.3 million at December 31, 2008 and 2007, respectively.
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
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
On June 1, 2007, the Company entered into a Credit Agreement that provides for long-term borrowings at variable rates of interest based upon either the London Interbank Offered Rate (“LIBOR”), the bank’s prime rate or the federal funds rate, each of which having an applicable interest margin added. Upon entering into the agreement, the Company borrowed $35.0 million to finance part of the acquisition of NewVectors. On June 4, 2007, the Company entered into an interest rate swap agreement with a notional amount of $30.0 million to hedge the variable rate of interest on the Company borrowings. For the year ended December 31, 2008 and 2007, the Company recorded a loss of approximately $590,000 and $49,000, respectively, as interest expense on the interest rate swap. The Company has recorded a liability of $1.1 million and $755,000 for the fair value of the interest rate swap at December 31, 2008 and 2007, respectively, for which the corresponding offset has been recorded as an unrealized loss within other comprehensive income.
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
Our exposure to market risk relates to the interest rate risk associated with the outstanding loan under the Credit Agreement. The market exposure for the variable interest rate on the loan is mitigated by the interest rate swap with a notional amount of $19.4 million and $26.9 million at December 31, 2008 and 2007, respectively. Assuming a 100 basis point increase in interest rates on our variable rate debt and assuming the debt was outstanding since January 1, 2008, interest expense would have increased approximately $133,000 in 2008. The estimated increase in interest expense was based on the portion of our variable interest debt that was not offset by the interest rate swap agreement and assumes no changes in the volume or composition of the debt.

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
Also, certain of our trade receivables at our international subsidiaries are denominated in currencies other than the local currency of the TechTeam entity that delivers the service. As currency exchange rates change, our operating results will be affected by foreign currency transaction gains or losses on the receivable balance until it is collected. We generally do not enter into derivatives or similar instruments to manage our exposure to fluctuations in exchange rates related to trade receivables. From time to time, we enter into foreign currency option or forward contracts to manage our exposure to fluctuations in the exchange rate between the U.S. dollar and European euro. No derivatives, options contracts or similar instruments were outstanding at December 31, 2008 or 2007. We do not enter into derivatives or similar instruments for trading or speculative purposes.
At December 31, 2008 and 2007, our net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $21.5 million and $22.0 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $2.2 million at December 31, 2008 and 2007. Approximately $1.4 million and $2.0 million of our trade receivables at our international subsidiaries at December 31, 2008 and 2007, respectively, are denominated in currencies other than the local currency of the TechTeam entity that delivers the service. The potential loss on trade receivables from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $140,000 and $200,000 at December 31, 2008 and 2007, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates yet exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of TechTeam Global, Inc. and Subsidiaries are included in this Item 8:
The following financial statement schedule of TechTeam Global, Inc. and Subsidiaries is included pursuant to the requirements of Item 15:
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission and for which the information is not already included in the financial statements are not required under the related instructions or are not applicable and, therefore, have been omitted.

Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our assessment under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008, which appears below.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of TechTeam Global, Inc.
We have audited TechTeam Global, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TechTeam Global, Inc’s (the Company) management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, TechTeam Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TechTeam Global, Inc as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of TechTeam Global, Inc. and our report dated March 13, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
March 13, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders TechTeam Global, Inc.
We have audited the accompanying consolidated balance sheets of TechTeam Global, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechTeam Global, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for income taxes in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” in 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TechTeam Global, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
March 13, 2009

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue
Commercial
IT Outsourcing Services	$120,166	$104,659	$86,461
IT Consulting and Systems Integration	27,064	28,064	24,013
Other Services	24,110	20,219	9,497

Total Commercial	171,340	152,942	119,971
Government Technology Services	88,615	69,254	47,393

Total revenue	259,955	222,196	167,364

Cost of revenue
Commercial
IT Outsourcing Services	$90,158	$77,771	$65,359
Asset impairment loss	—	—	580

Total IT Outsourcing Services	90,158	77,771	65,939
IT Consulting and Systems Integration	20,637	21,877	18,272
Other Services	18,683	15,430	7,887

Total Commercial	129,478	115,078	92,098
Government Technology Services	64,187	50,276	34,789

Total cost of revenue	193,665	165,354	126,887

Gross profit
Commercial	41,862	37,864	27,873
Government Technology Services	24,428	18,978	12,604

Total gross profit	66,290	56,842	40,477
Selling, general and administrative expense	52,774	46,547	38,317
Restructuring charges	5,719	—	—

Operating income	7,797	10,295	2,160
Net interest income (expense)	(1,712)	(572)	776
Foreign currency transaction gain (loss)	910	(84)	(186)
Other income, net	155	—	—

Income before income taxes	7,150	9,639	2,750
Income tax provision	4,182	3,343	873

Income from continuing operations	2,968	6,296	1,877
Loss from discontinued operations, net of tax	—	—	(43)

Net income	$2,968	$6,296	$1,834

Basic earnings per common share
Income from continuing operations	$0.28	$0.61	$0.19
Income from discontinued operations	—	—	—

Net income per common share	$0.28	$0.61	$0.18

Diluted earnings per common share
Income from continuing operations	$0.28	$0.60	$0.18
Income from discontinued operations	—	—	—

Net income per common share	$0.28	$0.60	$0.18

Weighted average number of common shares and common share equivalents outstanding
Basic—common	10,529	10,355	10,092
Diluted—common	10,555	10,506	10,176
See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Net income, as set forth in the consolidated statements of operations	$2,968	$6,296	$1,834

Other comprehensive income (loss)
Foreign currency translation adjustment	(3,525)	1,487	2,839
Unrealized loss on derivative instrument	(318)	(755)	—

Comprehensive income (loss)	$(875)	$7,028	$4,673

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$16,881	$19,431
Accounts receivable (less allowance of $986 at December 31, 2008 and $611 at December 31, 2007)	59,705	70,901
Prepaid expenses and other current assets	4,315	4,016

Total current assets	80,901	94,348

Property, equipment and software, net	8,327	10,562
Goodwill and other intangible assets, net	77,361	76,686
Other assets	774	573

Total assets	$167,363	$182,169

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$7,987	$5,850
Accounts payable	6,340	20,952
Accrued payroll and related taxes	12,477	14,237
Accrued expenses	9,054	8,317
Deferred revenue	1,435	1,445
Other current liabilities	1,181	374

Total current liabilities	38,474	51,175

Long-term liabilities
Long-term debt, less current portion	27,202	31,167
Deferred income taxes	1,966	1,738
Other long-term liabilities	988	1,058

Total long-term liabilities	30,156	33,963

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 10,884,998 and 10,693,488 shares issued and outstanding at December 31, 2008 and 2007, respectively	109	107
Additional paid-in capital	77,939	75,364
Retained earnings	21,359	18,391
Accumulated other comprehensive income (loss)	(674)	3,169

Total shareholders’ equity	98,733	97,031

Total liabilities and shareholders’ equity	$167,363	$182,169

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Unamortized		Other	Total
	Common	Additional	Deferred	Retained	Comprehensive	Shareholders’
	Stock	Paid-in Capital	Compensation	Earnings	Income (Loss)	Equity
Balance at January 1, 2006	$99	$69,148	$(866)	$10,261	$(402)	$78,240
Proceeds from issuance of shares under stock option plans	4	2,538	—	—	—	2,542
Common stock issued to directors	—	19	—	—	—	19
Issuance of restricted stock	1	(1)	—	—	—	—
Share-based compensation	—	443	—	—	—	443
Reclassification of deferred compensation	—	(866)	866	—	—	—
Net income for 2006	—	—	—	1,834	—	1,834
Foreign currency translation adjustment	—	—	—	—	2,839	2,839
Other	—	391	—	—	—	391

Balance at December 31, 2006	104	71,672	—	12,095	2,437	86,308
Proceeds from issuance of shares under stock option plans	1	1,093	—	—	—	1,094
Common stock issued to directors	—	219	—	—	—	219
Issuance of restricted stock	2	(2)	—	—	—	—
Shares issued in connection with acquisitions	—	300	—	—	—	300
Share-based compensation	—	1,521	—	—	—	1,521
Net income for 2007	—	—	—	6,296	—	6,296
Unrealized loss on derivative instrument	—	—	—	—	(755)	(755)
Foreign currency translation adjustment	—	—	—	—	1,487	1,487
Other	—	561	—	—	—	561

Balance at December 31, 2007	107	75,364	—	18,391	3,169	97,031
Proceeds from issuance of shares under stock option plans	1	408	—	—	—	409
Common stock issued to directors	—	160	—	—	—	160
Purchase of common stock	—	(61)	—	—	—	(61)
Issuance of restricted stock	1	(1)	—	—	—	—
Share-based compensation	—	2,157	—	—	—	2,157
Net income for 2008	—	—	—	2,968	—	2,968
Unrealized loss on derivative instrument	—	—	—	—	(318)	(318)
Foreign currency translation adjustment	—	—	—	—	(3,525)	(3,525)
Other	—	(88)	—	—	—	(88)

Balance at December 31, 2008	$109	$77,939	$—	$21,359	$(674)	$98,733

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net income	$2,968	$6,296	$1,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,076	3,383	3,146
Amortization	3,859	3,623	2,002
Asset impairment loss	—	—	580
Non-cash expense related to stock options and issuance of common stock and restricted common stock	2,317	1,387	462
Gain on disposition of business	(155)	—	—
Credit for deferred income taxes	(187)	(1,148)	(938)
Provision for uncollectible accounts	479	145	232
Other	(21)	8	30
Changes in assets and liabilities, net of acquisitions —
Accounts receivable	6,595	(18,329)	3,690
Prepaid expenses and other assets	379	1,259	(1,455)
Accounts payable	(13,840)	11,059	(4,628)
Accrued payroll and related taxes	(477)	(1,084)	(905)
Income taxes receivable and accrued income taxes	1,442	721	(1,629)
Deferred revenue	37	(415)	918
Accrued expenses and other liabilities	1,336	(974)	(53)
Loss from discontinued operations	—	—	43
Net operating cash flow from discontinued operations	—	(3)	62

Net cash provided by operating activities	8,808	5,928	3,391

Investing activities
Disposition of business, net of cash disposed	953	—	—
Purchases of property, equipment and software	(2,475)	(3,882)	(4,182)
Cash paid for acquisitions, net of cash acquired	(6,084)	(47,160)	(494)

Net cash used in investing activities	(7,606)	(51,042)	(4,676)

Financing activities
Proceeds from issuance of long-term debt	5,000	38,900	—
Proceeds from issuance of common stock	348	1,085	2,542
Purchase of common stock	(61)	—	—
Tax (expense) benefit from stock options	(28)	570	497
Payments on long-term debt	(6,873)	(6,299)	(7,763)

Net cash provided by (used in) financing activities	(1,614)	34,256	(4,724)

Effect of exchange rate changes on cash and cash equivalents	(2,138)	207	1,335

Decrease in cash and cash equivalents	(2,550)	(10,651)	(4,674)

Cash and cash equivalents at beginning of year	19,431	30,082	34,756

Cash and cash equivalents at end of year	$16,881	$19,431	$30,082

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 1 — Summary of Significant Accounting Policies
Nature of Business and Basis of Presentation
TechTeam Global, Inc. (“TechTeam” or the “Company”) is a leading provider of IT outsourcing and business process outsourcing services to large and medium businesses, as well as government organizations. The company’s primary services include service desk, technical support, desk-side support, security administration, infrastructure management and related professional services. TechTeam also provides a number of specialized, value-added services in specific vertical markets.
TechTeam provides support services globally through its wholly-owned subsidiaries: TechTeam Global NV/SA (Brussels, Belgium), TechTeam Global Ltd. (United Kingdom); TechTeam Global GmbH (Germany); TechTeam Global AB (Sweden), with its subsidiary TechTeam SQM AB (Sweden); TechTeam Global Denmark (a branch of TechTeam Global AB); TechTeam Global SRL (Bucharest, Romania); TechTeam Akela SRL (Bucharest, Romania); TechTeam Global Sp. z o.o. (Poland); TechTeam Global Canada, Inc.; TechTeam Global SAS (France); TechTeam Global Sàrl (Switzerland); TTG Portugal, Lda (Portugal); TechTeam Government Solutions, Inc. (formerly known as Digital Support Corporation, Chantilly, Virginia), with its subsidiary Sytel, Inc., (Bethesda, Maryland); TechTeam Cyntergy, L.L.C. (Southfield, Michigan); Onvaio LLC (Los Gatos, California), with its subsidiary Onvaio Asia Services (Manila, Philippines) and TechTeam Australia Pty Limited (Australia). TechTeam’s other wholly-owned subsidiary is TechTeam Capital Group, L.L.C. (“Capital Group”), an equipment leasing business that has ceased operations and which has been presented as a discontinued operation in the accompanying consolidated financial statements for all periods presented (see Note 17).
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
In connection with the Company’s Credit Agreement, there are no compensating cash balance requirements. In connection with the Company’s credit agreement with LaSalle Bank Midwest, N.A., (now called Bank of America, N.A.) which was amended on October 4, 2007, outstanding borrowings and letters of credit were collateralized by a compensating balance cash deposit required to be held at the bank equal to the amount of any outstanding borrowings and letters of credit. At December 31, 2007 the Company held compensating balance cash deposits totaling $265,000. At December 31, 2008 the Company held no compensating balance cash deposits.

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
Property, Equipment and Software
Property, equipment and software are stated at cost. Computer equipment, office furniture and transportation equipment are depreciated using the straight-line method over their estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the improvements or the term of the lease. Software is amortized over three to seven years.
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
Goodwill and Other Intangible Assets
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform annual impairment tests of its goodwill at least annually or more frequently if impairment indicators are present. The Company has elected to test for goodwill impairment on the first day of the fourth quarter each year. In the first step of the goodwill impairment test, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units. The Company determines the estimated fair value of each reporting unit and compares it to the carrying amount of the reporting unit. When estimating the reporting units’ fair values, we calculate the present value of future cash flows based on forecasted revenues, gross profit margins and operating margins, anticipated future cash flows, current industry and economic conditions, market data, historical results and inflation.
The average annual projected revenue growth rates ranged from less than 1% to 7.5% per annum over a seven year period. The assumed long-term annual growth rate after 2015 is 3%. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we used to determine our discount rate. We use a discount rate in the present value calculations which is updated annually and which we consider appropriate for the country where the reporting unit is providing services. The discount rates used in the 2008 goodwill impairment test ranged from 12.5% to 15.0%. We also use available market value information to evaluate fair value. The total fair value of the reporting units plus components of the business which have no goodwill was reconciled to end of year market capitalization.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 1 — Summary of Significant Accounting Policies (continued)
During the years ended December 31, 2008 and 2007, we performed our annual impairment test as of October 1 of each year, and did not incur an impairment charge. During the year ended December 31, 2008, as a result of recent economic events and the decline in our stock price, we updated our annual goodwill impairment testing from October 1, 2008 to perform an interim impairment test as of December 31, 2008. We determined that no goodwill impairment charge was required as a result of the interim testing and will continue to monitor the relationship of the Company’s fair value to its book value as economic events and changes to its stock price occur. If future results are not consistent with our assumptions and estimates, we may be required to record goodwill impairment charges at a later date.
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
On May 30, 2008, TechTeam Global, Inc. completed the acquisition of Onvaio LLC (“Onvaio”), a California limited liability company. Goodwill resulting from the acquisition of Onvaio is not deductible for income tax purposes and has been assigned to the IT Outsourcing Services segment.
On August 31, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Government Solutions, Inc., completed the acquisition of all of the outstanding common stock of RL Phillips, Inc. (“RL Phillips”). On May 31, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Government Solutions, Inc., completed the acquisition of all of the outstanding membership interest in NewVectors LLC (“NewVectors”). Goodwill resulting from the acquisition of NewVectors is tax deductible for federal income tax purposes over a period of 15 years. Goodwill resulting from the acquisitions of RL Phillips is not deductible for federal income tax purposes. Goodwill from these acquisitions has been assigned to the Government Technology Services segment.
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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 1 — Summary of Significant Accounting Policies (continued)
Changes in the carrying amount of goodwill consist of the following:

			IT
			Consulting
	IT	Government	and
	Outsourcing	Technology	Systems	Other
	Services	Services	Integration	Services	Total
	(In thousands)
Balance as of January 1, 2006	$371	$19,670	$2,063	$—	$22,104
Goodwill acquired	—	—	297	—	297
Effect of exchange rate changes	—	—	57	—	57

Balance as of December 31, 2006	371	19,670	2,417	—	22,458
Goodwill acquired	875	34,133	995	3,062	39,065

Balance as of December 31, 2007	1,246	53,803	3,412	3,062	61,523
Goodwill acquired	4,216	146	23	5	4,390
Disposition of business	—	—	(742)	—	(742)

Balance as of December 31, 2008	$5,462	$53,949	$2,693	$3,067	$65,171

Other intangible assets consist of the following:

			Weighted			Weighted
	December 31, 2008		Average	December 31, 2007		Average
		Accumulated	Amortization		Accumulated	Amortization
	Cost	Amortization	Period	Cost	Amortization	Period
	(In thousands)			(In thousands)
Customer-related assets	$22,407	$10,533	7.3 years	$22,094	$7,447	7.4 years
Noncompete agreement	1,175	907	3.8 years	975	609	4.2 years
Trademark and other	443	395	4.1 years	443	293	4.1 years

	$24,025	$11,835		$23,512	$8,349

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
Expected amortization expense for intangible assets held at December 31, 2008 is as follows: $3,291,000 in 2009, $3,053,000 in 2010, $2,992,000 in 2011, $1,859,000 in 2012 and $656,000 in 2013.

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
No provision has been made with respect to approximately $12,503,000 and $14,141,000 of undistributed earnings of foreign subsidiaries at December 31, 2008 and 2007, respectively, since these earnings are considered to be permanently reinvested.
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars based on the prevailing exchange rate at each respective balance sheet date. Revenue and expenses are translated into U.S. dollars based on the average exchange rate for the period. Cumulative translation adjustments are included as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). Currency transaction gains or losses are generally derived from cash, receivables and payables that are stated in a currency other than the local currency, and are recognized as income or expense in the accompanying consolidated statements of operations.
Revenue Recognition
Under all situations, revenue is not recognized until earned, which is when persuasive evidence of an arrangement exists, services have been provided, the revenue terms are fixed and determinable, and collectibility is reasonably assured.
The Company earns revenue under the IT Outsourcing Services segment under one of the following four models: (1) time and material contracts that are billed at an agreed rate for each help desk agent based on the number of units (i.e., hours or days) the individual agent worked during the month; (2) per-transaction contracts that are billed at an agreed rate per incident or call handled during a month or per minute for the length of the telephone call for the incident; (3) fixed monthly fee contracts that are billed a fixed fee monthly for agreed-upon scheduled services; and (4) per-seat contracts under which agreed-upon scheduled services are provided for a monthly fee that is determined by multiplying the number of users supported at the customer by the monthly per-seat fee. Within the IT Outsourcing Services segment, greater than 98% of services are delivered as a “monthly service” and not over multiple periods. The Company refers to fixed-fee and per-seat contracts as “managed service” contracts. Many contracts that are billed on a per-transaction basis contain a minimum monthly fee, which is derived by multiplying the agreed-upon forecast of anticipated incidents by an agreed-upon minimum percentage. Under this arrangement, the Company receives a minimum revenue amount for having committed to provide a specific level of staff to support the services projected during a month. Since the customer is invoiced for the minimum fee without reducing future billings, the minimum fee is recognized as revenue in the month in which the incidents are below the customer’s minimum forecast. Incident resolution usually occurs in the same month that incidents are reported. Under managed service contracts, material costs are generally not incurred in a future month to complete a service obligation that arose in a prior month. In those instances where the Company’s service obligation is not complete and more costs are expected to be incurred in future months, revenue that represents the fair value of that service obligation is deferred.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 1 — Summary of Significant Accounting Policies (continued)
Revenue from all other services provided under other operating segments — Government Technology Services, IT Consulting and Systems Integration and Other Services — may be categorized into two primary types: time and material and fixed price. For the year ended December 31, 2008, approximately 75% of the Company’s revenue in these business segments were time and material and 21% were fixed price (a substantial majority of which are fixed price level of effort contracts). Revenue is recognized under time and materials contracts as time is spent at hourly rates, which are negotiated with the customer, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue is recognized under the majority of fixed price contracts, which are predominantly level of effort contracts, using the cost-to-cost method for all services provided. In addition, contracts for multiple deliverables are evaluated and may require the segmentation of each deliverable into separate accounting units for proper revenue recognition.
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
Fair Value of Financial Instruments
At December 31, 2008, the Company’s financial instruments consist of accounts receivable, accounts payable and long-term debt. The carrying values of accounts receivable and accounts payable approximate their fair values due to their short maturity periods. The fair value of the Company’s debt approximates its carrying value based on the variable nature of the interest rates and current market rates available to the Company.
Supplemental Disclosure of Cash Flow Information
Cash paid for interest expense totaled $2,163,000 in 2008, $1,212,000 in 2007, and $67,000 in 2006. Cash paid for income taxes totaled $4,365,000 in 2008, $3,506,000 in 2007, and $2,910,000 in 2006.
Derivatives
Certain trade receivables are denominated in currencies other than the local currency of the TechTeam entity that delivers the service. The Company also has outstanding debt that bears interest at variable rates. From time to time, the Company enters into foreign currency options or forward contracts to manage the Company’s exposure to fluctuations in the exchange rate between the U.S. dollar and European euro and enters into interest rate swaps to manage interest costs and the risk associated with variable-rate debt. At December 31, 2008, the Company had an interest rate swap agreement outstanding but had no foreign currency options or forward contracts outstanding.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 1 — Summary of Significant Accounting Policies (continued)
The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value in accordance with the SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and its amendments SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” The Company enters into derivative financial instrument contracts only for hedging purposes in order to minimize the variability of cash flows associated with the anticipated transactions being hedged. The Company does not hold or issue derivative instruments for trading purposes.
For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. There were no significant gains or losses recognized in earnings for hedge ineffectiveness in 2008, 2007 and 2006.
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
Reclassifications
Certain reclassifications have been made to the 2007 and 2006 financial statements in order to conform to the 2008 financial statement presentation.
Recently Issued Accounting Pronouncements
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosure on (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company does not expect that SFAS 161 will have a material impact on the consolidated financial statements.
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
Note 2 — Earnings Per Share
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
During 2008, 2007 and 2006, 1,766,474, 370,900 and 596,900 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective year.
The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations for income from continuing operations:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Income from continuing operations	$2,968	$6,296	$1,877

Basic weighted average common shares	10,529	10,355	10,092
Common stock equivalents	26	151	84

Diluted weighted average common shares	10,555	10,506	10,176

Earnings per share from continuing operations:
Basic earnings per common share	$0.28	$0.61	$0.19
Diluted earnings per common share	$0.28	$0.60	$0.18

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 3 — Property, Equipment and Software
Property, equipment and software consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Computer equipment and office furniture	$30,575	$29,670
Software	15,187	15,480
Leasehold improvements	6,495	6,349
Transportation equipment	373	464

	52,630	51,963
Less — Accumulated depreciation and amortization	(44,303)	(41,401)

Net property, equipment and software	$8,327	$10,562

Note 4 — Restructuring
During 2008, the Company announced corporate-wide organizational realignment and restructuring actions to improve operating efficiency, achieve greater global consistency and drive improved financial performance. The restructuring plans were approved by the Company’s Board of Directors on December 23, 2008 and May 21, 2008. The 2008 pre-tax restructuring charges amounted to $5,719,000, and were primarily related to separation costs for approximately 80 employees and reductions in excess leased facility capacity around the world.
The following table summarizes the accrued charges related to the restructuring:

	Accrued
	Restructuring	Adjustments		Accrued
	Charges at	to Accrued		Restructuring
	December 31,	Restructuring	Cash	Charges at
	2007	Charges	Payments	December 31, 2008
	(In thousands)
Workforce reductions	$—	$3,960	$(3,601)	$359
Other	—	1,759	(372)	1,387

Total	$—	$5,719	$(3,973)	$1,746

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 4 — Restructuring (continued)
The following table summarizes the restructuring charges by operating segment:

	Accrued
	Restructuring	Adjustments		Accrued
	Charges at	to Accrued		Restructuring
	December 31,	Restructuring	Cash	Charges at
	2007	Charges	Payments	December 31, 2008
	(In thousands)
Restructuring charges
Commercial —
IT Outsourcing Services	$—	$791	$(751)	$40
IT Consulting and Systems Integration	—	106	(56)	50
Other Services	—	111	(31)	80

Total Commercial	—	1,008	(838)	170
Government Technology Services	—	789	(422)	367
Selling, general and administrative expense	—	3,922	(2,713)	1,209

Total restructuring charges	$—	$5,719	$(3,973)	$1,746

Note 5 — Acquisitions and Dispositions
Onvaio LLC
On May 30, 2008, TechTeam Global, Inc. completed the acquisition of Onvaio LLC (“Onvaio”), a California limited liability company. Onvaio is a provider of technical support outsourcing services for clients globally through its wholly-owned subsidiary, Onvaio Asia Services, Inc., based in Manila, Philippines. The initial purchase price totaled $4,787,000 and included acquisition costs of $400,000. In addition to the initial purchase price paid at closing, an additional $1,500,000 was placed into an escrow account and is payable in increments of $125,000 on the last day of each fiscal quarter provided that Onvaio is still providing services to its largest customer in substantially the same form and content as provided at closing. As of December 31, 2008, $250,000 was released from escrow and paid to the selling shareholders. This additional amount is being recorded as goodwill as it is earned. The acquisition was accounted for as a non-taxable transaction; therefore, the Company will not be entitled to a tax deduction for the amortization of goodwill and other intangible assets for tax purposes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 5 — Acquisitions and Dispositions (continued)
RL Phillips, Inc.
On August 31, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Government Solutions, Inc., completed the acquisition of all of the outstanding common stock of RL Phillips, Inc. (“RL Phillips”), a provider of information technology, network engineering and information assurance services to both government and Commercial entities. The total purchase price of approximately $2,150,000 consisted of initial cash consideration paid by the Company of $1,750,000, shares of TechTeam common stock equal to $300,000 and future cash payments totaling $100,000. All of the stock consideration was placed into escrow to the extent it is necessary to reimburse the Company for any claims for indemnity or breach of representations and warranties. The stock consideration of $300,000 will be released from escrow on September 30, 2010, if there are no claims for indemnity or breach of representations and warranties. The future cash payments of $100,000 can also be used to offset any claims for indemnity or breach of representations and warranties. The future cash payments are due in $50,000 installments on the first and second anniversary of the date of acquisition. On August 31, 2008, the first installment of $50,000 was paid to the selling shareholders. The acquisition was accounted for as a non-taxable transaction; therefore, the Company will not be entitled to a tax deduction for the amortization of goodwill and other intangible assets for tax purposes.
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
SQM Sverige AB
On February 9, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Global AB, completed the acquisition of all of the outstanding stock of SQM Sverige AB (“SQM”), a provider of technical staffing solutions, IT infrastructure support solutions and management consulting related to corporate IT support operations headquartered in Stockholm, Sweden. The purchase price totaled SEK 37,032,000 ($5,300,000 at the acquisition date) and included acquisition costs of $117,000. In connection with the acquisition, the selling shareholders had the potential to receive SEK 4,200,000 (equal to $600,000 at the acquisition date), subject to SQM’s achievement of a defined revenue target for the 2007 calendar year. The selling shareholders received SEK 4,200,000 (equal to $660,000 on the date of payment) in April 2008 as a result of achieving the revenue target. The additional consideration was recorded as goodwill when it was earned in 2007. Of the total purchase price, SEK 5,700,000 ($800,000) was placed into escrow for a period of one year after closing to reimburse the Company for any claims for indemnity or breach of representations and warranties and was paid to the selling shareholders in February 2008. The acquisition was accounted for as a non-taxable transaction; therefore, the Company will not be entitled to a tax deduction for the amortization of goodwill and other intangible assets for tax purposes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 5 — Acquisitions and Dispositions (continued)
Summary of Acquisition Purchase Price
The following table summarizes the allocation of the cumulative purchase price and net cash used for the acquisitions of Onvaio, RL Phillips, NewVectors, and SQM through December 31, 2008, including additional payments earned and accrued during 2008.

	Onvaio	RL Phillips	NewVectors	SQM
	(In thousands)
Goodwill	$4,213	$1,604	$32,675	$4,382
Amortizable intangible assets	1,225	162	6,230	2,936
Property, equipment and software	27	—	386	86
Other current and non-current assets, net of cash acquired	42	993	7,458	2,232
Accounts payable and accrued liabilities assumed	(470)	(389)	(6,176)	(4,436)
Accrued purchase price	—	(50)	—	—
Notes payable assumed	—	—	—	(95)
Issuance of equity instruments	—	(300)	—	—

Net cash used	$5,037	$2,020	$40,573	$5,105

Disposition of TechTeam A.N.E. NV/SA
On October 31, 2008, the Company completed the sale of TechTeam A.N.E NV/SA (“ANE”), the results of which were included in continuing operations through the date of the sale. This disposition was completed as the Company’s determined that this business unit was not core to the Company’s long-term growth strategy. This business included in the IT Consulting and Systems Integration segment had net sales of $7.2 million and a net operating loss of $76,000 for 2008 through the date of the sale. For the year ending December 31, 2007, the business had net sales of $7.6 million and operating income of $12,000. Total gross proceeds from the sale were 1.1 million euro ($1.4 million at the disposition date); the Company recognized a net gain of $155,000, which is included in other income in the Consolidated Statement of Income, related to the sale of the business for the year ended December 31, 2008.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 5 — Acquisitions and Dispositions (continued)
Pro Forma Results of Operations
The unaudited pro forma condensed combined results of operations are presented below as though NewVectors had been acquired on January 1 of each period presented. The pro forma results of operations for the acquisitions of Onvaio, RL Phillips and SQM and disposition of ANE are not materially different than reported results and are not presented. There was no material effect on 2008 operating results related to acquisitions or dispositions.

	Year Ended December 31,
	2007	2006
	(In thousands,
	except per share data)
Revenue
As reported	$222,196	$167,364
Pro forma	$236,327	$200,440
Income from continuing operations
As reported	$6,296	$1,877
Pro forma	$6,761	$1,630
Net income
As reported	$6,296	$1,834
Pro forma	$6,761	$1,630
Diluted earnings per common share
As reported	$0.60	$0.18
Pro forma	$0.64	$0.16
Note 6 — Notes Payable and Line of Credit
Long-Term Debt Agreement
On June 1, 2007, the Company entered into a five-year, secured credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as Administrative Agent and participating lender, whereby the Company may borrow up to $40,000,000 for the issuance of letters of credit and loans. On July 3, 2007, LaSalle Bank Midwest, N.A., now known as Bank of America, N.A. (“Bank of America”), joined as a participating lender under the Credit Agreement through the assignment of a participation share of $15,000,000, or 37.5%. On June 5, 2008, the Company and the banks amended the Credit Agreement to permit borrowings up to $55,000,000. Borrowings under the Credit Agreement are currently secured by substantially all domestic assets of the Company and 65% of its interests in the majority of its foreign subsidiaries. The Credit Agreement terminates on May 31, 2012. As of December 31, 2008, the Company had $34,908,000 outstanding under the Credit Agreement, of which $7,820,000 is included in current portion of long-term debt and $27,088,000 is included in long-term debt on the accompanying consolidated balance sheets.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 6 — Notes Payable and Line of Credit (continued)
As of December 31, 2007, at the Company’s option, each loan under the Credit Agreement incurred interest at a rate equal to either (1) the London Interbank Offered Rate (“LIBOR”), as defined, plus an “Applicable Margin” ranging from 0.75% to 1.5% based upon the Company’s leverage ratio, as defined, or (2) the Alternate Base Rate, which is the higher of (a) the JPMorgan Chase prime rate or (b) the federal funds rate plus an Applicable Margin ranging from 0% to 0.5% based upon the Company’s leverage ratio. The Company is also required to pay an unused commitment fee on the unused portion of the facility ranging from 0.1% to 0.25% based upon the Company’s leverage ratio. In connection with the June 5, 2008 amendment to the Credit Agreement the Applicable Margin on a LIBOR-based loan was modified from a range of 0.75%-1.5% to a range of 0.95%-1.45%, and the unused commitment fee increased from a range of 0.1%-0.25% to a range of 0.15%-0.25%.
The Credit Agreement contains various financial and non-financial covenants, the most restrictive of which limit the Company’s ability to incur additional indebtedness and pay dividends. The financial covenants require that the Company maintain certain leverage ratios and fixed charge coverage ratios, as defined therein.
On October 28, 2008, the Company completed the second amendment to its five-year, secured credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America. The Credit Agreement was amended in order to provide the Company the ability to enter into a stock repurchase program through 2011 (with an annual limitation of $3 million per year) and to increase the Company’s ability to execute capital lease transactions from $1.0 million to $2.0 million.
Prior to entering into the Credit Agreement, the Company had a $15,000,000 term loan facility and a $5,000,000 revolving line of credit available under its Amended and Restated Business Loan Agreement, dated January 3, 2005 with LaSalle Bank. Subsequent to executing the Credit Agreement with JPMorgan Chase, the Company amended its agreement with LaSalle Bank such that borrowings are no longer permitted under the term loan and line-of-credit facilities; however the agreement allows for the continuation of existing letters of credit. Standby letters of credit of $265,000 were outstanding as of December 31, 2007 under the agreement, which were collateralized by a compensating cash balance. As of December 31, 2008 there were no outstanding letters of credit.
Interest Rate Swap Agreement
On June 4, 2007, the Company entered into an interest rate swap agreement with a notional amount of $30,000,000. Under the swap agreement, the notional amount will be reduced by $625,000 on a monthly basis and will mature on June 3, 2011. The purpose of the interest rate swap, which is designated as a cash flow hedge, is to manage interest costs and the risk associated with variable-rate debt. The Company does not hold or issue derivative instruments for trading purposes. The swap effectively converts a portion of the Company’s variable-rate debt under the Credit Agreement to a fixed rate. Under this agreement, the Company receives a floating rate based on LIBOR and pays a fixed rate of 5.55% on the outstanding notional amount. For the years ended December 31, 2008 and 2007, the Company recorded a loss of approximately $590,000 and $49,000, respectively, as interest expense on the interest rate swap. The Company has recorded a liability of $1,074,000 and $755,000 for the fair value of the interest rate swap at December 31, 2008 and 2007, respectively, for which the corresponding offset has been recorded as an unrealized loss within other comprehensive income (loss).
Interest expense was $2,109,000 in 2008, $1,417,000 in 2007 and $99,000 in 2006.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 7 — Income Taxes
The income tax provision from continuing operations consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current:
U.S. federal	$1,498	$1,568	$499
State	695	365	201
Foreign	1,386	1,710	1,111

Total current provision	3,579	3,643	1,811
Deferred	603	(300)	(938)

Total income tax provision from continuing operations	$4,182	$3,343	$873

The income tax provision from continuing operations was calculated based on the following components of income (loss) from continuing operations before income taxes:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Domestic income (loss)	$7,730	$3,984	$(1,208)
Foreign income (loss)	(580)	5,655	3,958

Income from continuing operations before income taxes	$7,150	$9,639	$2,750

A reconciliation of the income tax provision and the amount computed by applying the federal statutory income tax rate to income from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Income tax provision at federal statutory rate of 34%	$2,431	$3,277	$920
State taxes, net of federal benefit	459	241	133
Permanent differences	84	75	66
Foreign operating losses not benefited	1,083	274	40
Effect of foreign tax rates	(76)	(487)	(116)
Utilization of foreign operating loss carryforwards	—	—	(159)
Other	201	(37)	(11)

Total income tax provision from continuing operations	$4,182	$3,343	$873

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 7 — Income Taxes (continued)
The principal components of deferred income taxes were as follows:

	As of December 31,
	2008		2007
	Assets	Liabilities	Assets	Liabilities
	(In thousands)

Net operating loss carryforwards	$1,756	$—	$1,330	$—
Accruals and reserves	466	—	431	—
Accelerated tax depreciation	—	75	—	101
Intangible assets	—	3,357	—	2,996
Prepaid expenses	—	320	—	278
Other	1,331	—	882	—

Total deferred income taxes	3,553	3,752	2,643	3,375
Less — Valuation allowance	(1,639)	—	(503)	—

Net deferred income taxes	$1,914	$3,752	$2,140	$3,375

At December 31, 2008 and 2007, the Company had available pre-tax net operating loss carryforwards of approximately $5,590,000 and $1,765,000, respectively, in Europe, which may be used to offset future taxable income in the jurisdiction in which the loss originated. The loss carryforward in Belgium does not expire. The loss carryforward in Romania expires after five years. Based on the historical losses in Belgium and Romania and the uncertainty surrounding the Company’s ability to make use of them, a valuation allowance has been provided against the deferred tax asset related to the net operating loss carryforwards in these countries. The Company had a pre-tax loss in the United States of approximately $2,177,000 which was carried back to 2003 and 2004, and was completely utilized.
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

Major Jurisdiction	Open Years
U.S. Federal income taxes	2005 through 2008
U.S. State income taxes	2004 through 2008
Foreign income taxes	2002 through 2008
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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 7 — Income Taxes (continued)
A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

	December 31,
	2008	2007
	(In thousands)
Balance at beginning of period	$52,000	$26,000
Additions based on tax positions related to the current year	—	4,000
Additions for tax positions of prior years	77,100	22,000
Reductions for tax positions of prior years	—	—
Settlements	(22,000)	—

Balance at end of period	$107,100	$52,000

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. During the year ended December 31, 2008 and 2007, the Company recognized approximately $29,000 and $11,000 in interest and penalties, respectively, related to income taxes. The Company has no material accruals for the payment of interest and penalties at December 31, 2008 and 2007, respectively.
Note 8 — Employee Retirement Plans
At December 31, 2008, TechTeam Global, Inc. and its domestic subsidiaries together have two 401(k) retirement savings plans that cover substantially all U.S.-based employees. Under the provisions of the plans, the Company may make discretionary employer matching contributions. Matching contributions under all plans totaled $1,824,000 in 2008, $1,525,000 in 2007 and $1,250,000 in 2006. Matching contributions for the plan of TechTeam Global, Inc. are made only with Company common stock and are credited to the TechTeam Global Stock Fund for the benefit of each participant. Matching contributions for the plan of the Company’s government-based subsidiaries are made in cash. During 2007, the Company merged together the two plans of its government-based subsidiaries into one plan.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 9 — Leases
The Company leases its call center facilities, corporate and other offices, and certain office equipment under various operating and month-to-month leases. These leases are renewable with various options and terms. Total rental expense was $6,895,000 in 2008, $5,351,000 in 2007 and $5,433,000 in 2006. The Company subleased a portion of its facilities to third parties. Total sublease income was $8,000 in 2007 and $273,000 in 2006. There was no sublease income recorded in 2008 and no future sublease agreements are outstanding as of December 31, 2008.
Minimum future payments and receipts under noncancelable operating leases and subleases with initial terms of one year or more at December 31, 2008, are as follows:

Lease
Year	Payments
(In thousands)
2009	$4,940
2010	3,576
2011	2,217
2012	1,969
2013	1,522
2014 and thereafter	2,766

Total	$16,990

Certain facilities leases include periods of free rent or rent payments that increase over the life of the lease. For these leases, total rent expense for the entire lease is recorded on a straight-line basis over the life of the lease and a deferred asset or liability is recorded, as appropriate. At December 31, 2008 and 2007, long-term liabilities include a deferred lease liability of $592,000 and $612,000, respectively, for these leases.
Note 10 — Stock-Based Compensation
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
As of December 31, 2008, the Company had stock options and restricted stock outstanding under three plans — the 2006 Incentive Stock and Awards Plan (“2006 Plan”), the 2004 Incentive Stock and Awards Plan (“2004 Plan”) and the 1990 Nonqualified Stock Option Plan (“1990 Plan”). Stock-based awards may no longer be granted under either the 2004 Plan or the 1990 Plan.
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
(continued)
Note 10 — Stock-Based Compensation (continued)
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
The Company recorded compensation expense totaling $1,160,000 in 2008, $798,000 in 2007 and $570,000 in 2006 related to outstanding options. As of December 31, 2008, unrecognized compensation cost related to stock options totaled $3,175,000, which is expected to be recognized over a weighted-average period of approximately three years.
Compensation expense reported above includes the expense associated with 110,000 stock options that were granted to directors on June 23, 2006, and approved by shareholders on May 16, 2007. This award was accounted for as a liability award under a share-based payment arrangement and, therefore, the fair value of the award was remeasured at each reporting date until the date of settlement on May 16, 2007, when the final amount of compensation expense was measured. The Company recorded compensation expense of approximately $366,000 in 2007 and $257,000 in 2006 for this stock option award. No compensation expense for this stock option award was recorded in 2008. Compensation expense for 2008 included $254,000 of expense related to the accelerated vesting of all non-vested restricted stock awards and modification of the exercise period of vested stock options granted to the Company’s former President and Chief Executive Officer, William C. Brown, in accordance with Mr. Brown’s amended Employment and Noncompetition Agreement.
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
The following assumptions were used to estimate the fair value of options granted:

	Year Ended December 31,
	2008	2007	2006
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average volatility	37%	35%	38%
Risk free interest rate	1.2-3.4%	3.4-5.0%	4.5-4.7%
Expected term (in years)	3.1	3.0	2.9

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 10 — Stock-Based Compensation (continued)
A summary of stock option activity under the above plans and related information is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value
Outstanding at January 1, 2006	1,407,970	$9.41
Granted	174,000	$9.82
Exercised	(391,336)	$6.50
Canceled	(256,667)	$13.03

Outstanding at December 31, 2006	933,967	$9.71
Granted	884,000	$11.98
Exercised	(127,767)	$8.53
Canceled	(178,600)	$10.67

Outstanding at December 31, 2007	1,511,600	$11.02
Granted	981,500	$8.73
Exercised	(45,500)	$8.98
Canceled	(205,626)	$11.80

Outstanding at December 31, 2008	2,241,974	$9.99	8.2 Years	$4,945

Vested and expected to vest in the future at December 31, 2008	2,230,974	$9.99	8.2 Years	$4,945

Exercisable at December 31, 2008	982,317	$10.24	7.0 Years	$—

The weighted average grant-date fair value of options issued under all plans was $2.50 in 2008, $3.85 in 2007 and $2.96 in 2006. The total intrinsic value of options exercised under all plans was $53,000 in 2008, $468,000 in 2007 and $1,272,000 in 2006. The intrinsic values were determined as of the date of exercise.
Cash received from option exercises under all plans was $408,000 in 2008, $1,094,000 in 2007 and $2,542,000 in 2006.
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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 10 — Stock-Based Compensation (continued)
The Company issued 178,388, 132,915 and 46,000 shares of restricted stock to employees and directors in 2008, 2007 and 2006, respectively. No performance stock was granted during any period presented.
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
The Company granted 22,388, 13,568 and 42,306 shares of restricted stock to certain employees under the Long-Term Incentive Plan during 2008, 2007 and 2006, respectively, for performance during the years ended December 31, 2007, 2006 and 2005.
Compensation expense related to all restricted stock under all plans is recorded on a straight-line basis over the vesting period. The Company recorded compensation expense related to outstanding shares of restricted stock under all plans totaling $997,000 in 2008, $464,000 in 2007 and $129,000 in 2006. The weighted average grant-date fair value of restricted stock granted under all plans was $8.61 in 2008, $12.95 in 2007 and $10.24 in 2006. The fair value of restricted stock awards granted under all plans was determined based on the closing trading price of the Company’s common stock on the grant date.
At December 31, 2008 and 2007, there was approximately $2,241,000 and $2,121,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted stock. Unrecognized compensation expense at December 31, 2008 is expected to be recognized over a weighted average period of three years.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 10 — Stock-Based Compensation (continued)
A summary of restricted share activity under the above plans and related information is as follows:

		Weighted
		Average
	Number of	Grant-Date
Restricted Shares	Shares	Fair Value
Nonvested at January 1, 2006	46,460	$11.35
Granted	88,306	$10.24
Forfeited	(38,546)	$10.94

Nonvested at December 31, 2006	96,220	$10.50
Granted	146,483	$12.95
Vested	(9,000)	$8.47
Forfeited	(11,500)	$8.88

Nonvested at December 31, 2007	222,203	$12.20
Granted	178,388	$8.61
Vested	(78,919)	$11.05
Forfeited	(36,107)	$12.09

Nonvested at December 31, 2008	285,565	$10.01

Note 11 — Common Stock
The Company has reserved for issuance shares of common stock necessary to affect the exercise of all outstanding and ungranted stock options.
On October 30, 2008, the Board of Directors authorized a stock repurchase program. Under the program, the Company is authorized to repurchase up to 1 million shares of its common stock on the open market as the Company deems appropriate. During 2008, we purchased and retired 12,258 shares of common stock for $61,000, inclusive of commission expense, under this program. The stock repurchase program expires on December 31, 2011.
Note 12 — Preferred Stock
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
On April 8, 2003, the Company completed a private placement of 689,656 shares of newly authorized Series A convertible preferred stock (“Preferred Stock”) for $5,000,000, or $7.25 per share. In May 2005 through a series of transactions, the holder of the Company’s preferred stock converted all 689,656 shares of preferred stock into an equal number of shares of unregistered Company common stock. Those shares were later sold in the open market pursuant to rules and regulations of the United States Securities and Exchange Commission. The Company has no present plans to issue any shares of preferred stock.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 13 — Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is the Executive Leadership Team, which is comprised of the President and Chief Executive Officer, the Chief Financial Officer, the lead executives of the Americas, Europe and TechTeam Government Solutions, the Vice President of Service Delivery, Chief Information Officer, General Counsel and the Vice Presidents of Human Resources in the Americas and Europe. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. Reportable operating segments currently include the following:
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
Financial information for the Company’s operating segments is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenue
Commercial
IT Outsourcing Services	$120,166	$104,659	$86,461
IT Consulting and Systems Integration	27,064	28,064	24,013
Other Services	24,110	20,219	9,497

Total Commercial	171,340	152,942	119,971
Government Technology Services	88,615	69,254	47,393

Total revenue	$259,955	$222,196	$167,364

Gross Profit
Commercial
IT Outsourcing Services	$30,008	$26,888	$21,102
Asset impairment loss	—	—	(580)

Total IT Outsourcing Services	30,008	26,888	20,522
IT Consulting and Systems Integration	6,427	6,187	5,741
Other Services	5,427	4,789	1,610

Total Commercial	41,862	37,864	27,873
Government Technology Services	24,428	18,978	12,604

Total gross profit	66,290	56,842	40,477
Selling, general and administrative expense	(52,774)	(46,547)	(38,317)
Restructuring charge	(5,719)	—	—
Net interest income (expense)	(1,712)	(572)	776
Foreign currency transaction gain (loss)	910	(84)	(186)
Other income, net	155	—	—

Income from continuing operations before income taxes	$7,150	$9,639	$2,750

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 13 — Segment Reporting (continued)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Depreciation and Amortization
IT Outsourcing Services	$1,794	$1,555	$1,715
IT Consulting and Systems Integration	173	158	169
Government Technology Services	—	34	70
Other Services	42	1	1
Unallocated depreciation and amortization	5,926	5,258	3,193

Total depreciation and amortization	$7,935	$7,006	$5,148

The Company attributes revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue and long-lived assets by geographic area is presented below:

	Geographic Information
	2008		2007		2006
		Long-Lived		Long-Lived		Long-Lived
	Revenue	Assets	Revenue	Assets	Revenue	Assets
	(In thousands)

United States	$160,990	$72,629	$137,276	$71,497	$110,887	$32,659
Europe:
Belgium	43,557	1,928	44,272	3,697	37,537	3,488
Rest of Europe	55,408	11,905	40,648	12,627	18,940	5,416

Total Europe	98,965	13,833	84,920	16,324	56,477	8,904

Total	$259,955	$86,462	$222,196	$87,821	$167,364	$41,563

Corporate services for major companies are provided on an international scale. Revenue from customers that comprise 10% or greater of total revenue in any period presented are as follows:

	Year Ended December 31,
	2008	2007	2006

U.S. Federal Government	29.7%	27.1%	24.9%
Ford Motor Company	15.9%	20.1%	26.4%

Total	45.6%	47.2%	51.3%

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 13 — Segment Reporting (continued)
We conduct business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the U.S. Federal Government. No single agency or department of the U.S. Federal Government comprised 10% or greater of our total revenue in 2006; however, in the aggregate, approximately 18.7% and 15.9% of our total revenue in 2008 and 2007, respectively, was derived from agencies within the U.S. Department of Defense.
Revenue from Ford is earned in the IT Outsourcing Services, IT Consulting and Systems Integration, and Other Services operating segments. All revenue from the U.S. Federal Government is earned in the Government Technology Services operating segment.
Amounts due from the U.S. Federal Government and Ford Motor Company accounted for 36.7% and 13.1% of total accounts receivable at December 31, 2008, respectively, and 43.3% and 13.1%, at December 31, 2007, respectively.
Note 14 — Fair Value Measurements
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
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Balance at	Identical Items	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Interest rate swap derivative financial instrument.	$(1,074)	N/A	$(1,074)	N/A
The liability associated with the interest rate swap is included in other current liabilities and other long-term liabilities on the consolidated balance sheet in the amounts of $679,000 and $395,000, respectively. The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivative is considered a level 2 item.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 15 — Related Party Transactions
On May 22, 2008, the Company established service desk operations in Manila, Philippines through an agreement with Rainmaker Asia, Inc., a wholly-owned subsidiary of Rainmaker Systems, Inc. One of the Company’s directors, Alok Mohan, is also an independent director and Chairman of Rainmaker Systems, Inc. The Company’s Board of Directors and Audit Committee independently approved this transaction.
Note 16 — Contingencies
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.
Note 17 — Discontinued Operations
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
Summarized information for Capital Group is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenue	$—	$—	$—
Loss before income taxes	$—	$—	$(43)

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 18 — Subsequent Event
On February 11, 2009, the Board of Directors of TechTeam Global, Inc. (the “Company”) increased the size of the Board of Directors to ten members, and elected James A. Lynch, Charles Frumberg and Seth W. Hamot to its Board of Directors. On March 11, 2009, the Board of Directors nominated the following individuals to stand for election at the Company’s Annual Meeting of its Shareholders: Gary J. Cotshott, Charles Frumberg, Seth W. Hamot, James A. Lynch, Dov H. Scherzer, Andrew R. Siegel and Richard R. Widgren. See also risk factor regarding loss of key personnel in Item 1A, Risk Factors.
Note 19 — Selected Quarterly Financial Data (Unaudited)
Quarterly condensed consolidated results of operations are summarized as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2008
Revenue	$65,964	$67,876	$64,184	$61,930
Gross profit	16,397	17,132	16,159	16,601
Net income(loss)	$1,691	$(1,838)	$1,909	$1,207
Earnings (loss) per share:
Basic per common	$0.16	$(0.17)	$0.18	$0.11
Diluted per common	$0.16	$(0.17)	$0.18	$0.11

	Quarter Ended
	March 31	June 30	September 30	December 31
		(In thousands, except per share data)

2007
Revenue	$46,194	$52,544	$59,151	$64,308
Gross profit	11,576	13,610	15,642	16,015
Net income	$904	$1,512	$2,075	$1,805
Earnings per share:
Basic per common	$0.09	$0.15	$0.20	$0.17
Diluted per common	$0.09	$0.14	$0.20	$0.17

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in accountants, disagreements, or other events requiring reporting under this Item.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2008 our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008 our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Directors and Executive Officers
Information relating to our Board of Directors will be found in our Proxy Statement to be dated on or about April 1, 2009 (the “Proxy Statement”) under “Proposal 1. Election of Directors” and is incorporated in this report by reference.
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
Corporate Governance
In our proxy statements, we describe the procedures by which shareholders can recommend nominees to our board of directors. There have been no changes in those procedures since they were last published in our proxy statement of April 4, 2008.
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
The following table presents information as of December 31, 2008, regarding our compensation plans under which shares of our common stock have been authorized for issuance.

	Equity Compensation Plan Information
	(a)	(b)	(c)
			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants	outstanding options,	(excluding securities
Plan Category	and rights(1)	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	1,791,974	$10.58	812,240
Equity compensation plans not approved by security holders	450,000	$7.62	—

Total	2,241,974	$9.99	812,240

(1)	Represents options to purchase shares of the Company’s common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
The information to be set forth under the caption “Fees of the Independent Auditors for 2008 and 2007” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)	Certain documents are filed as part of this Report on Form 10-K.
(1)	See “Item 8 — Financial Statements and Supplementary Data” beginning at page 41.

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006

(3)	Exhibits.

Exhibit
Number	Exhibit	Reference *

2.1	Share Purchase Agreement between TechTeam Global AB and SQM Nordic AB dated January 19, 2007.	*10

2.2	First Amendment of Share Purchase Agreement between TechTeam Global AB and SQM Nordic AB dated as of February 9, 2007.	*10

2.3	Membership Interest Purchase Agreement between TechTeam Government Solutions, Inc., NewVectors Holding LLC, Altarum Supporting Organization, Inc. and Altarum Institute dated May 23, 2007.	*12

3.1	Certification of Incorporation of TechTeam Global, Inc. filed with the Delaware Secretary of State on September 14, 1987.	*5

3.2	Certificate of Amendment dated November 27, 1987 to our Certificate of Incorporation.	*5

3.3	Certificate of Amendment dated May 8, 2002 to Certificate of Incorporation.	*5

3.4	Bylaws of TechTeam Global, Inc. as Amended and Restated February 13, 2006.	*8

10.1	Lease Agreement for office space in Southfield, Michigan known as the Cumberland Tech Center between the Company and Eleven Inkster Associates dated September 27, 1993.	*2

10.2	Seventh Amendment dated August 24, 2006 to the Lease Agreement for office space in Southfield, Michigan between Eleven Inkster L.L.C. and the Company.	*9

10.3	Lease for office space in Dearborn, Michigan between the Company and Dearborn Atrium Associates Limited Partnership dated November 18, 1996.	*3

10.4	Fourth Amendment to Lease between the Company and Dearborn Atrium Acquisition, L.L.C. (successor in interest of Dearborn Atrium Associates Limited Partnership) dated September 25, 2008.

10.5	Lease Agreement for office space in Davenport, Iowa known as the 1010 Shopping Center between the Company and Partnership 1010, L.L.P. dated August 28, 1999.	*4

10.6	Office Lease Agreement by and between FJ Dulles Business Park II, L.L.C., as Landlord, and TechTeam Government Solutions, Inc., (formerly known as Digital Support Corporation) as Tenant, dated December 21, 2000.	*6

10.7	Lease Contract between IMMOBILIERE DE LA RUE DE STRASBOURG SA and TechTeam Global NV/SA, as amended, dated April 4, 2003.	*6

Exhibit
Number	Exhibit	Reference *

10.8	Amendment to Contract between EVERE REAL ESTATE (successor in interest to IMMOBILIERE DE LA RUE STRASBOURG SA) and TechTeam Global NV/SA, as amended, dated May 10, 2004

10.9	Office Building Lease between Elizabethean Court Associates III L.P., as landlord, and TechTeam Global, Inc., as tenant, dated May 18, 2006.	*11

10.10	Lease Agreement for office space in Bucharest, Romania between S.C. Italian-Romanian Industrial Development Enterprises – IRIDE SA and TechTeam Global SRL dated February 2, 2005.	*7

10.11	1990 Nonqualified Stock Option Plan.	*1

10.12	2004 Incentive Stock and Awards Plan.

10.13	2006 Incentive Stock and Awards Plan.

10.14	TechTeam Global, Inc. Non-Employee Directors Equity Fee Guidelines under 2006 Incentive Stock and Awards Plan.	*13

10.15	TechTeam Global, Inc. Non-Employee Directors Deferred Compensation Plan.	*13

10.16	TechTeam Global, Inc. Compensation Policy for Non-Employee Directors.	*13

10.17	TechTeam Global, Inc. Executive Annual Incentive Plan.	*18

10.18	TechTeam Global, Inc. Executive Long Term Incentive Program.	*18

10.19	Supplemental Retirement Plan dated October 1, 2000.	*4

10.20	Employment Agreement Relating to Change of Control.

10.21	Employment Agreement between TechTeam Europe, NV and Christoph Neut dated October 2, 1996.	*6

10.22	Employment and Noncompetition Agreement between TechTeam Global, Inc. and William C. Brown, dated February 3, 2006.	*8

10.23	Amendment to Employment and Noncompetition Agreement between TechTeam Global, Inc. and William C. Brown.	*14

10.24	Employment and Noncompetition Agreement between TechTeam Global, Inc. and Gary J. Cotshott, dated February 11, 2008.	*15

10.25	Amendment to Employment and Noncompetition Agreement between TechTeam Global, Inc. and Gary J. Cotshott

10.26	Option Agreement between TechTeam Global, Inc. and Gary J. Cotshott

10.27	Employment and Non-Competition Agreement of Kamran Sokhanvari	*16

10.28	Amendment to Employment and Non-Competition Agreement of Kamran Sokhanvari

10.29	Employment and Non-Competition Agreement of Armin Pressler	*16

10.30	Amendment to Employment and Non-Competition Agreement of Armin Pressler

10.31	Employment Separation Agreement and Release of Marc J. Lichtman	*18

10.32	Employment and Non-Competition Agreement of Margaret M. Loebl	*19

10.33	Amendment to Employment and Non-Competition Agreement of Margaret M. Loebl

10.34	Option Agreement between TechTeam Global, Inc. and Margaret M. Loebl

Exhibit
Number	Exhibit	Reference *

10.35	Employment Agreement Relating to Change of Control of Michael A. Sosin

10.36	Employment Agreement Relating to Change of Control of Christopher Donohue

10.37	Employment Agreement Relating to Change of Control of David A. Kriegman

10.38	Credit Agreement dated as of June 1, 2007 among TechTeam Global, Inc., the Lenders Party Hereto, JPMorgan Chase Bank, NA, as Administrative Agent and J.P. Morgan Securities, Inc., as Sole Bookrunner and Sole Lead Arranger.	*12

10.39	Pledge and Security Agreement dated June 1, 2007 between TechTeam Global, Inc., TechTeam Cyntergy, LLC, TechTeam Government Solutions, Inc., Sytel, Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent.	*12

10.40	First Amendment to Credit Agreement and Consent	*17

10.41	Second Amendment Credit Agreement	*18

21.1	List of subsidiaries of TechTeam Global, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Gary J. Cotshott Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Margaret M. Loebl Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gary J. Cotshott Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Margaret M. Loebl Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Strategy Committee Charter
Exhibits 10.10 through 10.12 and Exhibits 10.16 through 10.23 represent management contracts and compensatory plans.
Exhibit

*1	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1990, filed as Exhibit 4.14 thereto.

*2	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1993.

*3	Incorporated by reference to our Annual Report on Form 10-K dated December 31, 1996.

*4	Incorporated by reference to our Annual Report on Form 10-K dated March 31, 2001.

*5	Incorporated by reference to our Annual Report on Form 10-K dated March 18, 2003.

*6	Incorporated by reference to our Report on Form 10-K dated March 24, 2004.

*7	Incorporated by reference to our Annual Report on Form 10-K dated March 18, 2005.

*8	Incorporated by reference to our Annual Report on Form 10-K dated March 16, 2006.

*9	Incorporated by reference to our Report on Form 10-Q dated November 9, 2006.

Exhibit

*10	Incorporated by reference to our Report on Form 8-K dated February 9, 2007.

*11	Incorporated by reference to our Annual Report on Form 10-K dated March 16, 2007.

*12	Incorporated by reference to our Report on Form 8-K dated June 5, 2007.

*13	Incorporated by reference to our Report on Form 10-Q dated August 9, 2007.

*14	Incorporated by reference to our Report on Form 8-K dated November 7, 2007.

*15	Incorporated by reference to our Report on Form 8-K dated February 14, 2008.

*16	Incorporated by reference to our Report on Form 8-K dated June 5, 2008.

*17	Incorporated by reference to our Report on Form 8-K dated June 11, 2008.

*18	Incorporated by reference to our Report on Form 8-K dated June 18, 2008.

*19	Incorporated by reference to our Report on Form 8-K dated October 7, 2008.

*20	Incorporated by reference to our Report on Form 10-Q dated November 10, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechTeam Global, Inc.
Date: March 16, 2009	By:	/s/ Gary J. Cotshott
Gary J. Cotshott
Chariman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Margaret M. Loebl
Margaret M. Loebl
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 16, 2009.

/s/ Gary J. Cotshott	Director
Gary J. Cotshott

/s/ Charles Frumberg	Director
Charles Frumberg

/s/ Seth W. Hamot	Director
Seth W. Hamot

/s/ Kent Heyman	Director
Kent Heyman

/s/ John P. Jumper	Director
General John P. Jumper (USAF Retired)

/s/ James A. Lynch	Director
James A. Lynch

/s/ Alok Mohan	Director
Alok Mohan

/s/ James G. Roche	Director
James G. Roche

Director
Andrew R. Siegel

/s/ Richard R. Widgren	Director
Richard R. Widgren

SCHEDULE II — Valuation and Qualifying Accounts
for the Years Ended December 31, 2008, 2007 and 2006

		Charged to
	Balance at	(Reduction of)		Balance
	Beginning	Costs and		at End
Description	of Period	Expenses	Deductions	of Period
	(In thousands)

2008
Allowance for doubtful accounts	$611	$375	$—	$986
Valuation allowance for deferred taxes	$503	$(213)	$—	$290

2007
Allowance for doubtful accounts	$466	$145	$—	$611
Valuation allowance for deferred taxes	$290	$213	$—	$503

2006
Allowance for doubtful accounts	$757	$232	$(523)	$466
Valuation allowance for deferred taxes	$505	$(215)	$—	$290

INDEX OF EXHIBITS

Exhibit
Number	Exhibit

10.4	Fourth Amendment to Lease between the Company and Dearborn Atrium Acquisition, L.L.C. (successor in interest of Dearborn Atrium Associates Limited Partnership) dated November 30, 2004.

10.9	Amendment to Contract between EVERE REAL ESTATE (successor in interest to IMMOBILIERE DE LA RUE STRASBOURG SA) and TechTeam Global NV/SA, as amended, dated May 10, 2004

10.12	2004 Incentive Stock and Awards Plan.

10.13	2006 Incentive Stock and Awards Plan.

10.20	Employment Agreement Relating to Change of Control.

10.25	Amendment to Employment and Noncompetition Agreement between TechTeam Global, Inc. and Gary J. Cotshott

10.26	Option Agreement between TechTeam Global, Inc. and Gary J. Cotshott

10.28	Amendment to Employment and Non-Competition Agreement of Kamran Sokhanvari

10.30	Amendment to Employment and Non-Competition Agreement of Armin Pressler

10.33	Amendment to Employment and Non-Competition Agreement of Margaret M. Loebl

10.34	Option Agreement between TechTeam Global, Inc. and Margaret M. Loebl

10.35	Employment Agreement Relating to Change of Control of Michael A. Sosin

10.36	Employment Agreement Relating to Change of Control of Christopher Donohue

10.37	Employment Agreement Relating to Change of Control of David A. Kriegman

21.1	List of subsidiaries to TechTeam Global, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Gary J. Cotshott Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Margaret M. Loebl Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gary J. Cotshott Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Margaret M. Loebl Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Strategy Committee Charter.