Form 10-Q
period 2009-03-31
TECHTEAM GLOBAL INC
filed 2009-05-11
CIK 805054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
Commission File Number: 0-16284
TECHTEAM GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-2774613
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
27335 West 11 Mile Road, Southfield, MI 48033
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (248) 357-2866
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares of the registrant’s common stock outstanding at May 1, 2009 was 11,011,464.

TECHTEAM GLOBAL, INC.
FORM 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenue
Commercial
IT Outsourcing Services	$27,718	$30,267
IT Consulting and Systems Integration	3,904	6,874
Other Services	4,265	6,787

Total Commercial	35,887	43,928
Government Technology Services	20,218	22,036

Total revenue	56,105	65,964

Cost of revenue
Commercial
IT Outsourcing Services	21,265	23,943
IT Consulting and Systems Integration	2,968	5,488
Other Services	3,159	5,234

Total Commercial	27,392	34,665
Government Technology Services	14,785	16,521

Total cost of revenue	42,177	51,186

Gross profit
Commercial	8,495	9,263
Government Technology Services	5,433	5,515

Total gross profit	13,928	14,778
Selling, general and administrative expense	10,592	11,739

Operating income	3,336	3,039
Net interest expense	(311)	(444)
Foreign currency transaction gain (loss)	(235)	212

Income before income taxes	2,790	2,807
Income tax provision	1,140	1,116

Net income	$1,650	$1,691

Basic earnings per common share	$0.16	$0.16

Diluted earnings per common share	$0.16	$0.16

Weighted average number of common shares and common share equivalents outstanding
Basic	10,588	10,468
Diluted	10,613	10,495
See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,909	$16,881
Accounts receivable (less allowance of $943 at March 31, 2009 and $986 at December 31, 2008)	52,149	59,705
Prepaid expenses and other current assets	5,158	4,315

Total current assets	77,216	80,901

Property, equipment and software, net	7,758	8,327
Goodwill and other intangible assets, net	76,635	77,361
Other assets	745	774

Total assets	$162,354	$167,363

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$12,989	$7,987
Accounts payable	7,292	6,340
Accrued payroll and related taxes	10,724	12,477
Accrued expenses	7,789	9,054
Other current liabilities	2,061	2,616

Total current liabilities	40,855	38,474

Long-term liabilities
Long-term debt, less current portion	19,044	27,202
Deferred income taxes	1,814	1,966
Other long-term liabilities	779	988

Total long-term liabilities	21,637	30,156

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 11,011,735 and 10,884,998 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	110	109
Additional paid-in capital	78,494	77,939
Retained earnings	23,009	21,359
Accumulated other comprehensive loss	(1,751)	(674)

Total shareholders’ equity	99,862	98,733

Total liabilities and shareholders’ equity	$162,354	$167,363

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net income	$1,650	$1,691
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,688	1,798
Non-cash expense related to stock options and issuance of common stock and restricted common stock	568	674
Other	6	5
Changes in current assets and liabilities	3,548	(6,881)
Changes in long-term assets and liabilities	(260)	(213)

Net cash provided by (used in) operating activities	7,200	(2,926)

Investing activities
Purchase of property, equipment and software	(671)	(755)
Cash paid for acquisitions, net of cash acquired	(126)	(670)

Net cash used in investing activities	(797)	(1,425)

Financing activities
Proceeds (expenditures) from issuance of common stock	(11)	3
Tax expense from stock options	—	(16)
Payments on long-term debt	(3,152)	(558)

Net cash used in financing activities	(3,163)	(571)

Effect of exchange rate changes on cash and cash equivalents	(212)	53

Increase (decrease) in cash and cash equivalents	3,028	(4,869)
Cash and cash equivalents at beginning of period	16,881	19,431

Cash and cash equivalents at end of period	$19,909	$14,562

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. (“TechTeam” or the “Company”) in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Certain reclassifications have been made to the 2008 financial statements in order to conform to the 2009 financial statement presentation. See Note 9, Segment Reporting, for a discussion of reclassifications associated with the Company’s presentation of reportable operating segments.
Note 2 — Comprehensive Income
Comprehensive income is defined as net income and all non-ownership changes in shareholders’ equity. For the Company, comprehensive income for the periods presented consists of net income, the foreign currency translation adjustment and the net unrealized gain (loss) on derivative instruments. A summary of comprehensive income for the periods presented is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Comprehensive Income
Net income	$1,650	$1,691
Other comprehensive income (loss) —
Foreign currency translation adjustment	(1,224)	1,200
Unrealized gain (loss) on derivative instruments	146	(460)

Comprehensive income	$572	$2,431

Note 3 — Earnings Per Share
Earnings per share for common stock is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options, unvested restricted stock issued to employees and shares held in escrow in connection with the Company’s acquisition of RL Phillips, Inc. During the three months ended March 31, 2009 and 2008, 2,179,100 and 1,430,700 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective period.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 4 — Restructuring
During 2008, the Company announced corporate-wide organizational realignment and restructuring actions to improve operating efficiency, achieve greater global consistency and drive improved financial performance.
The following table summarizes the accrued charges related to the restructuring:

	Accrued
	Restructuring	Adjustments		Accrued
	Charges at	to Accrued		Restructuring
	December 31,	Restructuring	Cash	Charges at
	2008	Charges	Payments	March 31, 2009
	(In thousands)
Workforce reductions	$359	$—	$(232)	$127
Other	1,387	—	(224)	1,163

Total	$1,746	$—	$(456)	$1,290

The following table summarizes the restructuring charges by operating segment:

	Accrued
	Restructuring	Adjustments		Accrued
	Charges at	to Accrued		Restructuring
	December 31,	Restructuring	Cash	Charges at
	2008	Charges	Payments	March 31, 2009
	(In thousands)
Restructuring charges
Commercial —
IT Outsourcing Services	$40	$—	$(9)	$31
IT Consulting and Systems Integration	50	—	(42)	8
Other Services	80	—	(51)	29

Total Commercial	170	—	(102)	68
Government Technology Services	367	—	(29)	338
Selling, general and administrative expense	1,209	—	(325)	884

Total restructuring charges	$1,746	$—	$(456)	$1,290

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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 6 — Acquisitions and Dispositions
Onvaio LLC
On May 30, 2008, TechTeam Global, Inc. completed the acquisition of Onvaio LLC (“Onvaio”), a California limited liability company. Onvaio is a provider of technical support outsourcing services for clients globally through its wholly-owned subsidiary, Onvaio Asia Services, Inc., based in Manila, Philippines. The initial purchase price totaled $4,787,000 and included acquisition costs of $400,000. In addition to the initial purchase price paid at closing, an additional $1,500,000 was placed into an escrow account and is payable in increments of $125,000 on the last day of each fiscal quarter provided that Onvaio is still providing services to its largest customer in substantially the same form and content as provided at closing. As of March 31, 2009, $375,000 had been released from escrow and paid to the selling shareholders. This additional amount is being recorded as goodwill as it is earned.
SQM Sverige AB
In connection with the Company’s acquisition of SQM Sverige AB (“SQM”) on February 9, 2007, the selling shareholders had the potential to receive SEK 4,200,000 (equal to $600,000 at the acquisition date), subject to SQM’s achievement of a defined revenue target for the 2007 calendar year. The selling shareholders received SEK 4,200,000 (equal to $660,000 on the date of payment) in February 2008 as a result of achieving the revenue target. The additional consideration was recorded as goodwill when it was earned.
Disposition of TechTeam A.N.E. NV/SA
On October 31, 2008, the Company completed the sale of TechTeam A.N.E NV/SA (“ANE”), the results of which were included in continuing operations through the date of the sale. This disposition was completed as the Company’s determined that this business unit was not core to the Company’s long-term growth strategy. This business, included in the IT Consulting and Systems Integration segment, had net sales of $7.2 million and a net operating loss of $76,000 for 2008 through the date of the sale. Total gross proceeds from the sale were 1.1 million euro ($1.4 million at the disposition date); the Company recognized a net gain of $155,000, which is included in other income in the Consolidated Statement of Income, related to the sale of the business for the year ended December 31, 2008.
Pro Forma Results of Operations
The pro forma results of operations for the acquisitions of Onvaio, SQM and the disposition of ANE are not materially different than reported results and are not presented.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 7 — Stock-Based Compensation
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
Stock Options
The Company recorded compensation expense totaling $314,000 and $243,000 related to outstanding options during the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009 and 2008, there was approximately $2,842,000 and $2,880,000, respectively, of unrecognized compensation expense related to stock options. Unrecognized compensation expense at March 31, 2009 is expected to be recognized over a weighted-average period of approximately three years.
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
There were no options granted during the three months ended March 31, 2009. The following assumptions were used to estimate the fair value of options granted for the three months ended March 31, 2008:

Three Months Ended
March 31, 2008
Expected dividend yield	0.0%
Weighted average volatility	37%
Risk free interest rate	1.8% - 2.6%
Expected term (in years)	3.0
Restricted Common Stock
Compensation expense related to all restricted stock under all plans is recorded on a straight-line basis over the vesting period. The Company recorded compensation expense of approximately $224,000 and $376,000 related to outstanding shares of restricted stock under all plans for the three months ended March 31, 2009 and 2008, respectively. Compensation expense for the three months ended March 31, 2008, includes $198,000 of expense related to the accelerated vesting of all non-vested restricted stock awards granted to the Company’s former President and Chief Executive Officer, William C. Brown, in accordance with Mr. Brown’s amended Employment and Noncompetition Agreement.
The weighted average grant-date fair value of restricted stock granted under all plans was $3.76 and $8.42 for the three months ended March 31, 2009 and 2008, respectively. The fair value of restricted stock awards granted under all plans was determined based on the closing trading price of the Company’s common stock on the date of grant.
At March 31, 2009 and 2008, there was approximately $2,466,000 and $2,354,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted stock. Unrecognized compensation expense at March 31, 2009 is expected to be recognized over a weighted-average period of three years.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 8 — Income Taxes
At March 31, 2009 and December 31, 2008, the Company had an unrecognized tax benefit of approximately $107,000. The Company recognizes accrued interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties as a component of selling, general and administrative expense. During the three months ended March 31, 2009 and 2008, interest and penalties recognized in the financial statements were not material. The Company had no material accruals for the payment of interest and penalties at March 31, 2009 and December 31, 2008.
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
For the three months ended March 31, 2009 and 2008, the consolidated effective tax rates of 40.9% and 39.8%, respectively, differs from the statutory tax rate of 34% primarily due to state income taxes, foreign operating losses for which a tax benefit is not recorded, and nondeductible expenses.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 9 — Segment Reporting
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
The accounting policies of the operating segments are the same as those described in Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company evaluates segment performance based on segment gross profit. Assets are not allocated to operating segments, but certain amounts of depreciation and amortization expense are allocated to operating segments.
During 2009, the Company reclassified certain expenses between Cost of revenue and Selling, general and administrative expense which allows the Company to track more appropriately how the services are managed. The 2008 results have been reclassified to conform to the current year presentation.
Financial information for the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenue
Commercial
IT Outsourcing Services	$27,718	$30,267
IT Consulting and Systems Integration	3,904	6,874
Other Services	4,265	6,787

Total Commercial	35,887	43,928
Government Technology Services	20,218	22,036

Total revenue	$56,105	$65,964

Gross Profit
Commercial
IT Outsourcing Services	$6,453	$6,324
IT Consulting and Systems Integration	936	1,386
Other Services	1,106	1,553

Total Commercial	8,495	9,263
Government Technology Services	5,433	5,515

Total gross profit	13,928	14,778
Selling, general and administrative expense	(10,592)	(11,739)
Net interest expense	(311)	(444)
Foreign currency transaction gain (loss)	(235)	212

Income from continuing operations before income taxes	$2,790	$2,807

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 9 — Segment Reporting (continued)
Revenue from customers, or groups of customers under common control, that comprise 10% or greater of the Company’s total revenue in any period presented are as follows:

	Three Months Ended March 31,
	2009	2008
Ford Motor Company	15.8%	16.6%
U.S. Federal Government	32.8%	30.1%

Total	48.6%	46.7%

The Company conducts business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the U.S. Federal Government. For the three months ended March 31, 2009 and 2008, approximately 19.9% and 18.9%, respectively, of our total revenue was derived from agencies within the U.S. Department of Defense in the aggregate.
The Company attributes revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue by geographic area is presented below:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
United States	$38,230	$40,253
Europe:
Belgium	8,581	13,108
Rest of Europe	9,294	12,603

Total Europe	17,875	25,711

Total revenue	$56,105	$65,964

Note 10 — Contingencies
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
Note 11 — Financial Instruments Measured at Fair Value
On January 1, 2009, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) related to nonfinancial assets and liabilities on a prospective basis. SFAS 157 establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. On January 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. The valuation techniques required by SFAS 157 are based on observable and inobservable inputs using the following hierarchy:

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
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Balance at	Identical Items	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Interest rate swap derivative financial instrument	$(927)	NA	$(927)	NA
On January 1, 2009, the Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“FAS 161”). The provisions of FAS 161 amend and expand the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of the provisions of FAS 161 requires prospective disclosures and accordingly did not affect the Company’s historical consolidated financial statements.
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
For the three months ended March 31, 2009, losses recognized in other comprehensive income on derivatives were $74,000 and losses reclassified from other comprehensive income into interest expense upon settlement amounted to $220,000.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)
The liability associated with the interest rate swap is included in other current liabilities and other long-term liabilities on the consolidated balance sheet in the amounts of $632,000 and $295,000, respectively.

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
The current global economic downturn continues to present substantial uncertainties to TechTeam and its customers, especially to our customers in the automotive and retail industries. As a result of our customer’s response to economic conditions, we have seen revenue erosion in many of our commercial contracts due to reduced customer needs.
As we can neither fully anticipate the duration and scope of the downturn nor the extent of the revenue erosion, we remain focused on strong execution. We are actively adjusting our operational performance to protect and improve our gross margin. We have successfully launched service delivery for Ford Motor Company in the Philippines. Further, we continue to manage our SG&A costs internally. We have also implemented a capital management program to better evaluate and manage difficult customer accounts, collect outstanding accounts receivable and manage our bank debt.
We anticipate that more of our current customers will pursue cost reductions by taking existing business to our offshore delivery locations. While we have seen an increase in opportunities for new contracts in our commercial business due to our ability to save our customer’s money, the sales cycle is lengthening as potential customers are taking longer to make decisions. On the other hand, we continue to successfully increase the scope of work we perform for many of our current customers.
Despite the difficult economic environment, TechTeam delivered solid results in the period. For the first quarter of 2009, the Company reported earnings of $0.16 per diluted share — consistent with diluted earnings per share in the same period in 2008.

Results of Operations
Quarter Ended March 31, 2009 Compared to March 31, 2008
Revenue

	Quarter Ended March 31,		Increase	%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)
Revenue
Commercial Business
IT Outsourcing Services	$27,718	$30,267	$(2,549)	(8.4)%
IT Consulting and Systems Integration	3,904	6,874	(2,970)	(43.2)%
Other Services	4,265	6,787	(2,522)	(37.2)%

Total Commercial	35,887	43,928	(8,041)	(18.3)%
Government Technology Services	20,218	22,036	(1,818)	(8.3)%

Total revenue	$56,105	$65,964	$(9,859)	(14.9)%

Total Company revenue decreased $9.9 million, or 14.9%, to $56.1 million in the first quarter of 2009 from the first quarter of 2008. The revenue decrease was across all segments and was driven primarily by an approximate $4.0 million impact of exchange rates on revenue in Europe, the conclusion of two customer contracts in our IT Outsourcing Services segment and $2.1 million lower revenues resulting from the divestiture of ANE on October 31, 2008. This decrease was partially offset by new customer contracts in the Americas and the acquisition of Onvaio that was completed on May 30, 2008. The foreign currency impact was calculated as if revenue generated in Europe were translated into U.S. dollars at the average exchange rates in effect during the first quarter of 2008. We are unable to predict the effect fluctuations in international currencies will have on revenue in 2009, but given the uncertain market environment and the effect on the U.S. dollar, there could be significant revenue volatility. Excluding the impact of exchange rates on revenue and the revenue from the acquisition of Onvaio and the divestiture of ANE, revenue decreased approximately $4.1 million, or 6.5%, to $59.7 million for the first quarter of 2009 from $63.8 million in the first quarter of 2008.

IT Outsourcing Services
Revenue from IT Outsourcing Services decreased $2.5 million, or 8.4%, to $27.7 million in the first quarter of 2009, from $30.3 million in the first quarter of 2008. The revenue decrease was primarily a result of the impact of exchange rates on revenue, the conclusion of two customer contracts in Europe and lower revenue from Ford partially offset by an increase in revenue in the Americas from new customer contracts added in the later part of 2008. The foreign currency impact approximated $2.9 million and was calculated as if IT Outsourcing revenue in Europe was translated into U.S. dollars at the average exchange rates in effect during the first quarter of 2008.
IT Outsourcing Services revenue generated from Ford globally decreased $1.5 million, or 16.4%, to $7.8 million in the first quarter of 2009 compared to $9.3 million in 2008. Revenue from Ford declined 11.8% in the Americas and 21.3% in Europe as a result of a decline in seats supported from a reduction in Ford’s workforce, the impact of exchange rates and the lower price in the contract renewal. Please refer to our discussion of Ford in the “Significant Customers” section of MD&A.
IT Consulting and Systems Integration
Revenue from IT Consulting and Systems Integration decreased $3.0 million, or 43.2%, to $3.9 million in the first quarter of 2009, from $6.9 million in 2008. Revenue decreased in Europe mainly due to the divestiture of ANE, a decrease in project based work due to a difficult economy and the elimination of projects. In the Americas, revenue decreased primarily in our business with Dell through Ford, which resulted from the winding down of the contract and a reduction in Ford’s workforce. Excluding revenue from the divestiture of ANE, IT Consulting and Systems Integration revenue decreased $900,000, or 19.5%, to $3.9 million in the first quarter of 2009 from $4.8 million in the first quarter of 2008.
Government Technology Services
Revenue from Government Technology Services decreased $1.8 million, or 8.3%, to $20.2 million in the first quarter of 2009, from $22.0 million in 2008, primarily due to the Company becoming a subcontractor with the Business Transformation Agency (“BTA”) of the Department of Defense where we previously were the prime contractor. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.
Gross Profit and Gross Margin

	Quarter Ended March 31,
	2009		2008
		Gross		Gross	Increase	%
	Amount	Margin %	Amount	Margin %	(Decrease)	Change
	(In thousands, except percentages)
Gross Profit
Commercial
IT Outsourcing Services	$6,453	23.3%	$6,324	20.9%	$129	2.0%
IT Consulting and Systems Integration	936	24.0%	1,386	20.2%	(450)	(32.5)%
Other Services	1,106	25.9%	1,553	22.9%	(447)	(28.8)%

Total Commercial	8,495	23.7%	9,263	21.1%	(768)	(8.3)%
Government Technology Services	5,433	26.9%	5,515	25.0%	(82)	(1.5)%

Total gross profit	$13,928	24.8%	$14,778	22.4%	$(850)	(5.8)%

Gross profit decreased $850,000, or 5.8%, to $13.9 million in the first quarter of 2009 from $14.8 million in the first quarter of 2008. In contrast, gross margin improved to 24.8% for first quarter 2009 from 22.4% for first quarter 2008. The decrease in gross profit was driven mainly by lower revenue. The acquisition of Onvaio and the divestiture of ANE had a slight impact on the first quarter 2009 gross profit and gross margin. Excluding gross profit contributed by the acquisition of Onvaio and the divestiture of ANE, total gross profit decreased $800,000, or 5.5%, and gross margin increased to 24.6% in the first quarter of 2009 from 22.7% for the same period in 2008. The improvement in gross margin was driven by new customer contracts, elimination of lower margin projects, successful execution of restructurings announced and completed in 2008 and operational efficiencies.
IT Outsourcing Services
Gross profit from IT Outsourcing Services increased 2.0% to $6.5 million in the first quarter of 2009, from $6.3 million in 2008, and gross margin increased to 23.3% from 20.9%. In both the Americas and Europe, gross margin improved primarily due to operational improvements on certain existing accounts. Gross profit margin in the Americas was also positively impacted by new customer contracts added in the later part of 2008 and the acquisition of Onvaio.
IT Consulting and Systems Integration
Gross profit from IT Consulting and Systems Integration decreased 32.5% to $936,000 in the first quarter of 2009 from $1.4 million in 2008, while gross margin increased to 24.0% from 20.2% in 2008. Gross profit decreased due to the divestiture of ANE on October 31, 2008 and less project-based IT Consulting work over the rest of Europe due to economic pressures in that region. Gross margin increased due to the divestiture of lower margin projects at ANE, the loss of less profitable projects in our application development business in Romania and improved margins on the hospitality business in the U.S.
Government Technology Services
Gross profit from our Government Technology Services segment remained consistent at $5.4 million in the first quarter of 2009 and $5.5 million in 2008, and gross margin increased to 26.9% from 25.0%. The increase in gross margin was due to various factors, most notably the decreased requirement for subcontracted resources on several programs. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.
Geographic Market Discussion

	Quarter Ended March 31,		Increase	%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)
Revenue
Commercial
Americas	$18,012	$18,217	$(205)	(1.1)%
Europe	17,875	25,711	(7,836)	(30.5)%

Total Commercial	35,887	43,928	(8,041)	(18.3)%
Government	20,218	22,036	(1,818)	(8.3)%

Total revenue	$56,105	$65,964	$(9,859)	(14.9)%

Gross Margin
Commercial
Americas	18.4%	18.4%
Europe	25.4%	23.2%

Total Commercial	23.7%	21.1%
Government	26.9%	25.0%

Total Gross Margin	24.8%	22.4%

Americas
Revenue generated in the Americas decreased $205,000, or 1.1%, to $18.0 million in the first quarter of 2009, from $18.2 million in 2008. Revenue from IT Outsourcing Services experienced an increase in growth from new customers and growth in existing customers that was partially offset by a decline in revenue earned from Ford. Revenue in IT Consulting and Systems Integration decreased mainly due to a decrease in business with Dell. The Other Services segment also experienced a decrease in revenue in technical staffing projects due primarily to the loss of lower margin work. Gross margin from the Americas remained consistent at 18.4% for the first quarter of 2009 and 2008.
Europe
Revenue generated in Europe decreased $7.8 million, or 30.5%, to $17.9 million in the first quarter of 2009 from $25.7 million in 2008, due to the impact of exchange rates on revenue, the conclusion of two customer contracts in the IT Outsourcing segment, the divestiture of ANE and a decrease in our staffing business at SQM. The foreign currency impact approximated $4.0 million and was calculated as if revenue in Europe in first quarter of 2009 were translated into U.S. dollars at the average exchange rates in effect during the first quarter of 2008. Excluding the impact of exchange rates on revenue and the divestiture of ANE, revenue decreased approximately $1.7 million, or 7.3%, to $21.8 million for the first quarter of 2009 from $23.6 million in the first quarter of 2008. Gross margin from Europe increased to 25.4% in the first quarter of 2009, from 23.2% in 2008, primarily due to divesting of certain lower margin IT consulting and systems integration projects at ANE and throughout Europe.
Operating Expenses and Other

	Quarter Ended March 31,		Increase	%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general, and administrative expense	$10,592	$11,739	$(1,147)	(9.8)%
Net interest expense	$(311)	$(444)	$133	(30.0)%
Foreign currency transaction gain (loss)	$(235)	$212	$(447)	(211)%
Income tax provision	$1,140	$1,116	$24	2.2%
Selling, general, and administrative (“SG&A”) expense decreased $1.1 million, or 9.8%, to $10.6 million in the first quarter of 2009 from $11.7 million in the first quarter of 2008. The decrease resulted primarily from a reduction of payroll related costs driven by lower administrative headcount and the restructuring actions taken in 2008. SG&A expense increased to 18.9% of total revenue in the first quarter of 2009, from 17.8% of total revenue in 2008 due to a number of items, all individually insignificant.
In connection with the decision between the Board of Directors and the Company’s former President and Chief Executive Officer, William C. Brown, not to renew Mr. Brown’s contract upon its completion in February 2009, Mr. Brown’s Employment and Noncompetition Agreement was amended. Under the terms of the amendment, (1) all outstanding, unvested stock-based awards were accelerated and became fully vested in February 2008, (2) Mr. Brown will have until February 15, 2010 to exercise outstanding stock options and (3) Mr. Brown was paid a bonus for fiscal 2008 of $75,000. The modification of the stock-based awards to accelerate vesting and extend the period in which stock options may be exercised resulted in additional compensation expense of $198,000 in the first quarter of 2008.

Net interest expense was $311,000 in the first quarter of 2009, compared to $444,000 in 2008, as a result of lower expense on lower average outstanding long-term debt and lower interest income from lower average invested cash equivalents and lower interest rates.
For the three months ended March 31, 2009 and 2008, the consolidated effective tax rate of 40.9% and 39.8%, respectively, differs from the statutory tax rate of 34% primarily due to state income taxes, foreign operating losses for which a tax benefit is not recorded, and nondeductible expenses.
Significant Customers
We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. Ford accounted for 15.8% and 16.6% of our total revenue in the first quarter of 2009 and 2008, respectively. The U.S. Federal Government accounted for 32.8% and 30.1% of our total revenue in the first quarter of 2009 and 2008, respectively. Agencies within the U.S. Department of Defense in the aggregate comprised approximately 19.9% and 18.9% of our total revenue in the first quarter of 2009 and 2008, respectively.
Ford Motor Company
Our business with Ford consists of service desk and desk side services, technical staffing and network management. Revenue generated through our business with Ford decreased to $8.9 million in the first quarter of 2009 from $11.0 million in the first quarter of 2008.
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
As a result of the changes in the delivery model, we anticipate lower revenues under the renewed contract of approximately $2.7 million in 2009, due to our delivery from lower cost locations. At this time, we do not anticipate a material change in the Company’s overall gross profit margin as a result of the renewal. While there is revenue pressure from the decrease in the number of seats supported and from Ford’s continued efforts to seek cost savings on its total cost of IT infrastructure support, we are working to offset the anticipated decrease in revenue through a lower cost delivery model and an expansion of the SPOC Program.
Ford has announced its willingness to sell Volvo Car Corporation. It is possible that Ford may sell Volvo or otherwise allow Volvo to withdraw from the SPOC contract. However, the Company does not anticipate this will have a significant impact in 2009.
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

U.S. Federal Government
We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government decreased to $18.4 million in the first quarter of 2009, from $19.9 million in 2008.
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
The results of our Government business have been negatively impacted by the difficult government contracting environment created by the budget constraints our customers faced. As a result of this environment, many customers have delayed procurement actions. In turn, we have experienced delays in our expected new business development. We have been informed that we were not selected as prime contractor for the Business Transformation Agency (“BTA”) of the Department of Defense. For the quarters ending March 31, 2009 and 2008 we earned $1.4 million and $2.7 million in revenue from the BTA, respectively. The direct impact of this loss is difficult to assess at this time because we believe that we can replace a significant portion of this revenue by performing the same services for the BTA as a subcontractor to winning bidders. However, there can be no assurances in this regard.
In 2009, we have a few significant contracts that may be re-competed, including our contract for the Air National Guard and CIO-SPII a government-wide acquisition contract (“GWAC”) under which the Company performs services to the National Institutes of Health, which may impact our ability to do business with the National Institutes of Health in the future.
New Accounting Pronouncements
On January 1, 2009, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) related to nonfinancial assets and liabilities on a prospective basis. SFAS 157 establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. On January 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. The adoption of the provisions of FAS 157 did not affect the Company’s historical consolidated financial statements. For more information, see Note 11, Financial Instruments Measured at Fair Value.
On January 1, 2009, the Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“FAS 161”). The provisions of FAS 161 amend and expand the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of the provisions of FAS 161 requires prospective disclosures and accordingly did not affect the Company’s historical consolidated financial statements. For more information, see Note 11, Financial Instruments Measured at Fair Value.

Liquidity and Capital Resources
Cash and cash equivalents were $19.9 million at March 31, 2009, as compared to $16.9 million at December 31, 2008. Cash and cash equivalents increased $3.0 million in the first quarter of 2009 as a result of $7.2 million in cash provided by operations. These cash proceeds were partially offset by $3.2 million in payments to reduce long-term debt and $671,000 in cash used for capital expenditures.
Net cash from operating activities for the first quarter of 2009 provided cash of $7.2 million compared to $2.9 million used in the first quarter of 2008. Net cash provided by operating activities was primarily due to a non-cash working capital increase of $10.4 million largely from decreases in accounts receivable resulting from lower revenue and improved collection efforts and accrued expenses due mainly to the payment of prior year incentive compensation in the first quarter of 2009.
Net cash used in investing activities was $797,000 and $1.4 million for the first quarter of 2009 and 2008, respectively. Net cash used in investing activities during 2009 and 2008 were used to purchase equipment and software and to make payments to the selling shareholders of prior acquisitions for achieving financial performance targets. Capital expenditures were $671,000 and $755,000, respectively, for the first quarter of 2009 and 2008. The lower spending in 2009 was driven by the timing of expenditures.
Net cash used in financing activities was $3.2 million and $571,000 for the first quarter 2009 and 2008, respectively. The increase in net cash used in financing activities in first quarter 2009 was primarily due to a higher pay down of debt.
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
Material Commitments
There have been no significant changes in our material commitments disclosed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008.
Critical Accounting Policies and Estimates
There have been no changes in the selection and application of critical accounting policies and estimates disclosed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in reported market risks disclosed in “Item 7A — Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2009, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
From time to time we are involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material.
ITEM 1A — RISK FACTORS
There have been no changes in the risk factors disclosed in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered equity securities of the Company during the three months ended March 31, 2009.
The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the first quarter of 2009:

				Total Number of	Maximum Number of
	Total Number		Average	Shares Purchased as	Shares that May Yet
	of Shares		Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased		per Share	Announced Programs	the Programs
January 1, 2009 to January 31, 2009	2,475	(a)	$5.14	—	987,742
February 1, 2009 to February 28, 2009	3,219	(a)	$4.20	—	987,742
March 1, 2009 to March 31, 2009	6,182	(a)	$4.74	—	987,742

(a)	11,876 shares were purchased by the TechTeam Global Retirement Savings Plan (one of the Company’s 401(k) plans) using employer matching contributions made in cash or through the use of plan forfeitures. The purchases were not made pursuant to publicly announced plans and were made in the open market.

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
TechTeam Global, Inc.
(Registrant)

Date: May 11, 2009	By:	/s/ Gary J. Cotshott
Gary J. Cotshott President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Margaret M. Loebl
Margaret M. Loebl Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)