Form 10-Q
period 2009-06-30
TECHTEAM GLOBAL INC
filed 2009-08-10
CIK 805054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding at August 1, 2009 was 11,128,191.

TECHTEAM GLOBAL, INC.
FORM 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue
Commercial —
IT Outsourcing Services	$26,560	$30,435	$54,278	$60,703
IT Consulting and Systems Integration	3,165	8,070	7,069	14,944
Other Services	3,975	7,165	8,240	13,951

Total Commercial	33,700	45,670	69,587	89,598
Government Technology Services	20,627	22,206	40,845	44,242

Total revenue	54,327	67,876	110,432	133,840

Cost of revenue
Commercial —
IT Outsourcing Services	20,765	24,768	42,065	48,711
IT Consulting and Systems Integration	2,660	6,226	5,629	11,714
Other Services	2,990	5,488	6,148	10,722

Total Commercial	26,415	36,482	53,842	71,147
Government Technology Services	14,566	15,806	29,316	32,328

Total cost of revenue	40,981	52,288	83,158	103,475

Gross profit
Commercial	7,285	9,188	15,745	18,451
Government Technology Services	6,061	6,400	11,529	11,914

Total gross profit	13,346	15,588	27,274	30,365
Selling, general and administrative expense	11,450	12,564	22,042	24,302
Restructuring charge (credit)	(699)	3,884	(699)	3,884

Operating income (loss)	2,595	(860)	5,931	2,179
Net interest expense	(294)	(422)	(604)	(866)
Foreign currency transaction gain (loss)	(413)	19	(648)	231
Income (loss) before income taxes	1,888	(1,263)	4,679	1,544
Income tax provision	598	575	1,739	1,691

Net income (loss)	$1,290	$(1,838)	$2,940	$(147)

Basic earnings per common share	$0.12	$(0.17)	$0.28	$(0.01)

Diluted earnings per common share	$0.12	$(0.17)	$0.28	$(0.01)

Weighted average number of common shares and common share equivalents outstanding
Basic	10,610	10,505	10,599	10,486
Diluted	10,642	10,505	10,624	10,486
See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$18,364	$16,881
Accounts receivable (less allowance of $1,638 at June 30, 2009 and $986 at December 31, 2008)	45,014	59,705
Prepaid expenses and other current assets	5,034	4,315

Total current assets	68,412	80,901

Property, equipment and software, net	7,596	8,327
Goodwill and other intangible assets, net	75,918	77,361
Other assets	668	774

Total assets	$152,594	$167,363

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$7,899	$7,987
Accounts payable	7,007	6,340
Accrued payroll and related taxes	12,567	12,477
Accrued expenses	5,715	9,054
Other current liabilities	2,446	2,616

Total current liabilities	35,634	38,474

Long-term liabilities
Long-term debt, less current portion	10,682	27,202
Deferred income taxes	1,751	1,966
Other long-term liabilities	635	988

Total long-term liabilities	13,068	30,156

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 11,128,256 and 10,884,998 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	111	109
Additional paid-in capital	78,836	77,939
Retained earnings	24,300	21,359
Accumulated other comprehensive income (loss)	645	(674)

Total shareholders’ equity	103,892	98,733

Total liabilities and shareholders’ equity	$152,594	$167,363

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net income (loss)	$2,940	$(147)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,384	3,765
Non-cash expense related to stock options and issuance of common stock and restricted common stock	913	1,118
Other	755	(23)
Changes in current assets and liabilities	10,517	(3,254)
Changes in long-term assets and liabilities	(266)	(422)

Net cash provided by operating activities	18,243	1,037

Investing activities
Purchase of property, equipment and software	(1,141)	(1,438)
Cash paid for acquisitions, net of cash acquired	(250)	(5,457)

Net cash used in investing activities	(1,391)	(6,895)

Financing activities
Proceeds from issuance of long-term debt	—	5,000
Proceeds (expenditures) from issuance of common stock	(13)	129
Tax expense from stock options	—	(5)
Payments on long-term debt	(16,606)	(2,602)

Net cash provided by (used in) financing activities	(16,619)	2,522

Effect of exchange rate changes on cash and cash equivalents	1,250	19

Increase (decrease) in cash and cash equivalents	1,483	(3,317)
Cash and cash equivalents at beginning of period	16,881	19,431

Cash and cash equivalents at end of period	$18,364	$16,114

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. (“TechTeam” or the “Company”) in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Certain reclassifications have been made to the 2008 financial statements in order to conform to the 2009 financial statement presentation. See Note 9, Segment Reporting, for a discussion of reclassifications associated with the Company’s presentation of reportable operating segments.
Note 2 — Comprehensive Income (Loss)
Comprehensive income (loss) is defined as net income (loss) and all non-ownership changes in shareholders’ equity. For the Company, comprehensive income (loss) for the periods presented consists of net income (loss), the foreign currency translation adjustment and net unrealized gain (loss) on derivative instruments. A summary of comprehensive income (loss) for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Comprehensive Income (Loss)
Net income (loss)	$1,290	$(1,838)	$2,940	$(147)
Other comprehensive income (loss) —
Foreign currency translation adjustment	2,207	4	984	1,204
Unrealized gain (loss) on derivative instruments	189	446	335	(14)

Comprehensive income (loss)	$3,686	$(1,388)	$4,259	$1,043

Note 3 — Earnings Per Share
Earnings per share for common stock is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options, unvested restricted stock issued to employees and shares held in escrow in connection with the Company’s acquisition of RL Phillips, Inc. During the three and six months ended June 30, 2009, 2,201,000 and 2,203,000 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective period. No stock options were included in the computation of diluted earnings per share for the three and six months ended June 30, 2008, due to the net loss for those periods.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 4 — Restructuring
During 2008, the Company announced corporate-wide organizational realignment and restructuring actions to improve operating efficiency, achieve greater global consistency and drive improved financial performance.
The following table summarizes the accrued charges related to the restructuring:

	Accrued
	Restructuring	Adjustments		Accrued
	Charges at	to Accrued		Restructuring
	December 31,	Restructuring	Cash	Charges at
	2008	Charges	Payments	June 30, 2009
		(In thousands)
Workforce reductions	$359	$(43)	$(282)	$34
Other	1,387	(656)	(361)	370

Total	$1,746	$(699)	$(643)	$404

The following table summarizes the restructuring charges by operating segment:

	Accrued
	Restructuring	Adjustments		Accrued
	Charges at	to Accrued		Restructuring
	December 31,	Restructuring	Cash	Charges at
	2008	Charges	Payments	June 30, 2009
	(In thousands)
Restructuring charges
Commercial —
IT Outsourcing Services	$40	$(26)	$(11)	$3
IT Consulting and Systems Integration	50	—	(50)	—
Other Services	80	—	(64)	16

Total Commercial	170	(26)	(125)	19
Government Technology Services	367	—	(87)	280
Selling, general and administrative expense	1,209	(673)	(431)	105

Total restructuring charges	$1,746	$(699)	$(643)	$404

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded reserves of $699,000 were reversed for the six months ended June 30, 2009. Such reversals are recorded consistent with SEC Staff Accounting Bulletin 100, “Restructuring and Impairment Charges”, and primarily result from the Company favorably amending a lease for facilities in Europe to eliminate its obligation to pay for leased space that was vacated and expensed in 2008.
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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 6 — Acquisitions
Onvaio LLC
On May 30, 2008, TechTeam Global, Inc. completed the acquisition of Onvaio LLC (“Onvaio”), a California limited liability company. Onvaio is a provider of technical support outsourcing services for clients globally through its wholly-owned subsidiary, Onvaio Asia Services, Inc., based in Manila, Philippines. The initial purchase price totaled $4,787,000 and included acquisition costs of $400,000. In addition to the initial purchase price paid at closing, an additional $1,500,000 was placed into an escrow account and is payable in increments of $125,000 on the last day of each fiscal quarter provided that Onvaio is still providing services to its largest customer in substantially the same form and content as it provided at closing. As of June 30, 2009, $500,000 had been released from escrow and paid to the selling shareholders. This additional amount is being recorded as goodwill as it is earned.
NewVectors LLC
In connection with the Company’s acquisition of NewVectors LLC (“NewVectors”) on May 31, 2007, $4,000,000 of the total purchase price was placed into escrow for a period of one year after closing to reimburse the Company for any claims for indemnity or breach of representation and warranties. On May 31, 2008, the amount held in escrow was released in its entirety.
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
Disposition of TechTeam A.N.E. NV/SA
On October 31, 2008, the Company completed the sale of TechTeam A.N.E NV/SA (“ANE”), the results of which were included in continuing operations through the date of the sale. This disposition was completed as the Company determined that this business unit was not core to the Company’s long-term growth strategy. This business, included in the IT Consulting and Systems Integration segment, had net sales of $7.2 million and a net operating loss of $76,000 for 2008 through the date of the sale. Total gross proceeds from the sale were 1.1 million euro ($1.4 million at the disposition date); the Company recognized a net gain of $155,000, which is included in other income in the Consolidated Statement of Income, related to the sale of the business for the year ended December 31, 2008.
Pro Forma Results of Operations
The pro forma results of operations for the acquisitions of Onvaio and the disposition of ANE are not materially different than reported results and are not presented.

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
Stock Options
The Company recorded compensation expense totaling $278,000 and $304,000 related to outstanding options during the three months ended June 30, 2009 and 2008, respectively, and compensation expense totaling $592,000 and $547,000 during the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009 and 2008, there was approximately $2,738,000 and $3,200,000, respectively, of unrecognized compensation expense related to stock options. Unrecognized compensation expense at June 30, 2009, is expected to be recognized over a weighted-average period of approximately two years.
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
The following assumptions were used to estimate the fair value of options granted for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
Expected dividend yield	0.0%	0.0%
Weighted average volatility	61%	37%
Risk free interest rate	1.4%	1.8% – 3.4%
Expected term (in years)	3.0	3.1
Restricted Common Stock
Compensation expense related to restricted stock under all plans is recorded on a straight-line basis over the vesting period. The Company recorded compensation expense of approximately $18,000 and $98,000 related to outstanding shares of restricted stock under all plans for the three months ended June 30, 2009 and 2008, respectively, and compensation expense of approximately $242,000 and $475,000 for the six months ended June 30, 2009 and 2008, respectively. Compensation expense for the six months ended June 30, 2008, includes $254,000 of expense related to the accelerated vesting of all non-vested restricted stock awards granted to the Company’s former President and Chief Executive Officer, William C. Brown, in accordance with Mr. Brown’s amended Employment and Noncompetition Agreement.
The weighted average grant-date fair value of restricted stock granted under all plans during the three months ended June 30, 2009 and 2008 was $5.93 and $9.77, respectively. The weighted average grant-date fair value of restricted stock granted under all plans during the six months ended June 30, 2009 and 2008 was $5.00 and $8.95, respectively. The fair value of restricted stock awards granted under all plans was determined based on the closing trading price of the Company’s common stock on the date of grant.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 7 — Stock-Based Compensation (continued)
At June 30, 2009 and 2008, there was approximately $2,724,000 and $2,716,000, respectively, of total unrecognized compensation expense related to non-vested shares of restricted stock. Unrecognized compensation expense at June 30, 2009, is expected to be recognized over a weighted average period of approximately three years.
Note 8 — Income Taxes
At June 30, 2009 and December 31, 2008, the Company had an unrecognized tax benefit of approximately $108,000 and $107,000, respectively. The Company recognizes accrued interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties as a component of selling, general and administrative expense. During the three and six months ended June 30, 2009 and 2008, interest and penalties recognized in the financial statements were not material. The Company had no material accruals for the payment of interest and penalties at June 30, 2009 and December 31, 2008.
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
For the three and six months ended June 30, 2009, the consolidated effective tax rate was 31.7% and 37.2%, respectively. This rate differs from statutory levels in the three months ended June 30, 2009, primarily because the reversal of the restructuring charge was recorded in Belgium where there was no tax expense for the charge due to the availability of tax loss carry forwards which offset taxable income. Excluding the reversal of restructuring charges, the effective tax rate for the three and six months ended June 30, 2009 was 50.3% and 43.7%, respectively. The effective tax rate excluding the reversal of restructuring charges differs from the statutory tax rate of 34.0% primarily due to state income taxes, non-deductible expenses and foreign operating losses for which a tax benefit is not recorded.
The effective tax rate for the three and six months ended June 30, 2008, was adversely impacted by providing valuation allowances on current foreign operating losses due to historical operating losses in certain countries. The level of current foreign operating losses increased because a significant portion of the Company’s restructuring charges that were incurred in those countries. A tax benefit was recorded for the remaining portion of the restructuring charges that were incurred in other countries, including the United States. Excluding restructuring charges, the effective tax rate for the three and six months ended June 30, 2008, would have been 50.1% and 44.8%, respectively.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 9 — Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is the Executive Leadership Team. The operating segments are managed separately because each operating segment represents a strategic business unit which offers different services.
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
Financial information for the Company’s operating segments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Revenue
Commercial
IT Outsourcing Services	$26,560	$30,435	$54,278	$60,703
IT Consulting and Systems Integration	3,165	8,070	7,069	14,944
Other Services	3,975	7,165	8,240	13,951

Total Commercial	33,700	45,670	69,587	89,598
Government Technology Services	20,627	22,206	40,845	44,242

Total revenue	$54,327	$67,876	$110,432	$133,840

Gross Profit
Commercial
IT Outsourcing Services	$5,795	$5,667	$12,213	$11,992
IT Consulting and Systems Integration	505	1,844	1,440	3,230
Other Services	985	1,677	2,092	3,229

Total Commercial	7,285	9,188	15,745	18,451
Government Technology Services	6,061	6,400	11,529	11,914

Total gross profit	13,346	15,588	27,274	30,365
Selling, general and administrative expense	(11,450)	(12,564)	(22,042)	(24,302)
Restructuring credit (charge)	699	(3,884)	699	(3,884)
Net interest expense	(294)	(422)	(604)	(866)
Foreign currency transaction gain (loss)	(413)	19	(648)	231

Income (loss) before income taxes	$1,888	$(1,263)	$4,679	$1,544

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 9 — Segment Reporting (continued)
Revenue from customers, or groups of customers under common control, that comprise 10% or greater of the Company’s total revenue in any period presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
U.S. Federal Government	33.6%	28.9%	33.2%	29.4%
Ford Motor Company	16.2%	15.9%	16.0%	16.3%

Total	49.8%	44.8%	49.2%	45.7%

The Company conducts business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the U.S. Federal Government. For the three months ended June 30, 2009 and 2008, 18.7% and 18.7%, respectively, of our total revenue was derived from agencies within the U.S. Department of Defense in the aggregate. For the six months ended June 30, 2009 and 2008, 19.3% and 18.8%, respectively, of our total revenue was derived from agencies within the U.S. Department of Defense in the aggregate.
The Company attributes revenue to different geographic areas on the basis of the location that has the contract with the customer, even though the services may be provided by a different geographic location. Revenue by geographic area is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Revenue
United States	$37,691	$40,685	$75,921	$80,938
Europe:
Belgium	7,608	13,559	16,190	26,667
Rest of Europe	9,028	13,632	18,321	26,235

Total Europe	16,636	27,191	34,511	52,902

Total revenue	$54,327	$67,876	$110,432	$133,840

Note 10 — Contingencies
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 11 — Fair Value Measurements
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
The following table summarizes the bases used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Balance at	Identical Items	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Interest rate swap derivative financial instrument	$(739)	N/A	$(739)	N/A
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 extends the disclosure requirements of FAS 107, Disclosure about Fair Value of Financial Instruments, to interim financial statements. FSP FAS 107-1 is effective for financial statements issued for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
At June 30, 2009, the Company’s financial instruments consist of accounts receivable, accounts payable and long-term debt. The carrying values of accounts receivable and accounts payable approximate their fair values due to their short maturity periods. The fair value of the Company’s debt approximates its carrying value based on the variable nature of the interest rates and current market rates available to the Company.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 11 — Fair Value Measurements (continued)
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
For the three months and six months ended June 30, 2009, losses recognized in other comprehensive income (loss) on derivatives were $11,000 and $85,000, respectively and losses reclassified from other comprehensive income (loss) into interest expense upon settlement amounted to $200,000 and $420,000, respectively. The liability associated with the interest rate swap is included in other current liabilities and other long-term liabilities on the consolidated balance sheet in the amounts of $546,000 and $193,000, respectively.
Note 12 — Subsequent Event
During the second quarter of 2009, the Company adopted the provisions of SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for the Company’s second quarter ending June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial position, results of operations or cash flows. In accordance with SFAS No. 165, the Company has evaluated subsequent events through August 10, 2009, which is the date on which these financial statements were issued.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
TechTeam Global, Inc. is a leading provider of information technology (“IT”) outsourcing and business process outsourcing services to large and medium business, as well as government organizations. The Company’s primary services include service desk, technical support, desk-side support, security administration, infrastructure management and related professional services. TechTeam also provides a number of specialized, value-added services in specific vertical markets. Our business consists of two main components — our Commercial business and our Government business. Together, our IT Outsourcing Services segment, IT Consulting and Systems Integration segment and Other Services segment comprise our Commercial business. Our Government Technology Services segment comprises our Government business. In addition to managing our business by service line, we also manage our business by geographic markets — the Americas (defined as North America excluding our government-based subsidiaries), Europe and Government Solutions (defined as our government-based subsidiaries). Together, the Americas and Europe comprise our Commercial business.
For the past year and one half, TechTeam has been in a process of transforming into a truly global IT service provider, with significant revenue diversification from our government business. We have targeted our investments to develop a service delivery offering portfolio that expands from our Information Technology Infrastructure Library (“ITIL”) based service desk expertise into higher value-added services, including remote infrastructure management and security administration. We have extended our global reach by expanding into important, targeted geographies and by leveraging the strong relationships that we have with current global clients to provide services to them across geographies and in new markets. We believe we have made significant strides in the establishment of TechTeam as a brand leader in our chosen service offerings, with recognition in the Gartner Magic Quadrants 1and The Black Book of Outsourcing’s 2009 “50 Best Managed Global Outsourcing Vendors.”

[1]	The Magic Quadrants are copyrighted 2009 by Gartner, Inc. and are reused with permission. The Magic Quadrant is a graphical representation of a marketplace at and for a specific time period. It depicts Gartner’s analysis of how certain vendors measure against criteria for that marketplace, as defined by Gartner. Gartner does not endorse any vendor, product or service depicted in the Magic Quadrant, and does not advise technology users to select only those vendors placed in the “Leaders” quadrant. The Magic Quadrant is intended solely as a research tool, and is not meant to be a specific guide to action. Gartner disclaims all warranties, express or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose.

However, as with many companies, the current global economic downturn continues to present significant challenges and impediments to this transformation. As a result of our customer’s response to economic conditions, we continue to experience price, volume and account erosion. Experiencing declines in their business, our customers have reduced employee headcount, reduced hours of support coverage, and reduced the level of support provided to their end-users, which puts downward pressure on our commercial business’ near-term revenues.
Moreover, we have significant customers in industries that have been hard hit by the downturn, including automotive, manufacturing, retail, hospitality and travel. As a result, these customers are taking dynamic actions to cut costs in order to improve the health of their companies. These actions include two of our automotive supplier customers who have filed for bankruptcy protection. Volvo Car Company, a subsidiary of Ford Motor Company, has decided to separate from Ford global IT programs and exit the Ford SPOC contract. Two of our retail customers will end their contracts in the third quarter of 2009 because they have decided to bundle a full suite of IT services, including service desk support with one vendor in an effort to capture significant cost-savings. Further, in the Government Technology Services segment, we are beginning to experience the effects of a trend toward the Federal Government in-sourcing work that was previously outsourced. For the first six months of 2009, we encountered a decline in total company revenue of $23.4 million compared to the first six months of 2008. Total company revenue excluding, the impact of foreign currency, the divestiture of TechTeam A.N.E. NV/SA and the acquisition of Onvaio LLC, declined $11.6 million during the first six months of 2009 from the first six months of 2008. We will continue to experience erosion, including contract terminations, in the second half of this year, with a revenue impact from the loss of customer contracts of up to an additional $7.5 million for 2009.
To counter the challenges of the current business environment and consequent erosion, we continue to focus on strong execution, to manage costs very closely and to adjust capacity to meet changes in demand. We were able to take advantage of the weakness in the Brussels, Belgium commercial real estate market to reduce our leased space and obtain better terms, which was the primary driver of the reversal of $699,000 of restructuring charges recorded in 2008.
Further, we are working to replace lost revenue through scope expansions among existing customers and important new business wins, which are evidence that our focused service offering strategy is beginning to gain traction in the market place. Although the sales cycle for new and existing customers has been elongated by the economic downturn, TechTeam continues to have a substantial pipeline of opportunities.
Despite the difficult economic environment, TechTeam delivered solid results in the period. For the second quarter of 2009, the Company reported earnings of $0.12 per diluted share and achieved a virtually zero net debt position, reducing debt by $13.5 million.

Results of Operations
Quarter Ended June 30, 2009 Compared to June 30, 2008
Revenue

	Quarter Ended June 30,		Increase	%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)
Revenue
Commercial —
IT Outsourcing Services	$26,560	$30,435	$(3,875)	(12.7)%
IT Consulting and Systems Integration	3,165	8,070	(4,905)	(60.8)%
Other Services	3,975	7,165	(3,190)	(44.5)%

Total Commercial	33,700	45,670	(11,970)	(26.2)%
Government Technology Services	20,627	22,206	(1,579)	(7.1)%

Total revenue	$54,327	$67,876	$(13,549)	(20.0)%

Total Company revenue decreased $13.5 million, or 20.0%, to $54.3 million in the second quarter of 2009 from the second quarter of 2008. The revenue decrease was across all segments and was driven primarily by an approximate $3.6 million impact of exchange rates on revenue in Europe, the conclusion of customer contracts in our IT Outsourcing Services segment, $2.7 million lower revenues resulting from the divestiture of ANE on October 31, 2008 and a decrease in project based work due to the difficult economic environment. This decrease was partially offset by new customer contracts in the Americas and the acquisition of Onvaio that was completed on May 30, 2008. The foreign currency impact was calculated as if revenue generated in Europe were translated into U.S. dollars at the average exchange rates in effect during the second quarter of 2008. We are unable to predict the effect fluctuations in international currencies will have on revenue in 2009, but given the uncertain market environment and the effect on the U.S. dollar, there could be noteworthy revenue volatility. Excluding the impact of exchange rates on revenue and the revenue from the acquisition of Onvaio and the divestiture of ANE, revenue decreased approximately $7.4 million, or 11.4%, to $57.7 million for the second quarter of 2009 from $65.1 million in the second quarter of 2008.
IT Outsourcing Services
Revenue from IT Outsourcing Services decreased $3.9 million, or 12.7%, to $26.6 million in the second quarter of 2009, from $30.4 million in the second quarter of 2008. The revenue decrease was primarily a result of the impact of exchange rates on revenue, the conclusion of customer contracts in Europe and lower revenue from Ford partially offset by an increase in revenue in the Americas from new customer contracts added in the later part of 2008. The foreign currency impact approximated $2.6 million and was calculated as if IT Outsourcing revenue in Europe was translated into U.S. dollars at the average exchange rates in effect during the second quarter of 2008.
IT Outsourcing Services revenue generated from Ford globally decreased $1.4 million, or 14.8%, to $7.8 million in the second quarter of 2009 compared to $9.2 million in 2008. Revenue from Ford increased 4.1% in the Americas while it declined 31.0% in Europe as a result of a decline in seats supported from a reduction in Ford’s workforce, the impact of exchange rates and lower pricing as a result of the contract renewal. Please refer to our discussion of Ford in the “Significant Customers” section of MD&A.
IT Consulting and Systems Integration
Revenue from IT Consulting and Systems Integration decreased $4.9 million, or 60.8%, to $3.2 million in the second quarter of 2009, from $8.1 million in the second quarter of 2008. Revenue decreased in Europe mainly due to the divestiture of ANE, a decrease in project based work due to a difficult economy and the elimination of projects. In the Americas, revenue decreased primarily from the wind-down of certain systems implementation and training projects in our hospitality business and in our business with Dell to provide service to Ford, which resulted from the winding down of the contract. Excluding revenue from the divestiture of ANE, IT Consulting and Systems Integration revenue decreased $2.3 million, or 41.8%, to $3.2 million in the second quarter of 2009 from $5.4 million in the second quarter of 2008.
Government Technology Services
Revenue from Government Technology Services decreased $1.6 million, or 7.1%, to $20.6 million in the second quarter of 2009, from $22.2 million in 2008, primarily due to the Company becoming a subcontractor with the Business Transformation Agency (“BTA”) of the Department of Defense where we previously were the prime contractor. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.
Gross Profit and Gross Margin

	Quarter Ended June 30,
	2009		2008
		Gross		Gross	Increase	%
	Amount	Margin %	Amount	Margin %	(Decrease)	Change
	(In thousands, except percentages)
Gross Profit
Commercial —
IT Outsourcing Services	$5,795	21.8%	$5,667	18.6%	$128	2.3%
IT Consulting and Systems Integration	505	16.0%	1,844	22.9%	(1,339)	(72.6)%
Other Services	985	24.8%	1,677	23.4%	(692)	(41.3)%

Total Commercial	7,285	21.6%	9,188	20.1%	(1,903)	(20.7)%
Government Technology Services	6,061	29.4%	6,400	28.8%	(339)	(5.3)%

Total gross profit	$13,346	24.6%	$15,588	23.0%	$(2,242)	(14.4)%

Gross profit decreased $2.2 million, or 14.4%, to $13.3 million in the second quarter of 2009 from $15.6 million in the second quarter of 2008. In contrast, gross margin improved to 24.6% for second quarter 2009 from 23.0% for second quarter 2008. The decrease in gross profit was driven primarily by a decline in revenue. The acquisition of Onvaio and the divestiture of ANE had a slight impact on the second quarter 2009 gross profit and gross margin. Excluding gross profit contributed by the acquisition of Onvaio and the divestiture of ANE, total gross profit decreased $2.0 million, or 13.3%, and gross margin increased to 24.2% in the second quarter of 2009 from 23.4% for the same period in 2008. The improvement in gross margin was driven by new customer contracts, elimination of lower margin projects, successful execution of restructurings announced and completed in 2008 and operational efficiencies.
IT Outsourcing Services
Gross profit from IT Outsourcing Services increased 2.3% to $5.8 million in the second quarter of 2009, from $5.7 million in 2008, and gross margin increased to 21.8% from 18.6%. In both the Americas and Europe, gross margin improved primarily due to operational improvements on certain existing accounts. Gross profit margin in the Americas was also positively impacted by new customer contracts added in the later part of 2008 and the acquisition of Onvaio.

IT Consulting and Systems Integration
Gross profit from IT Consulting and Systems Integration decreased 72.6% to $505,000 in the second quarter of 2009 from $1.8 million in 2008 and gross margin decreased to 16.0% from 22.9% for the second quarter of 2008. Gross profit in Europe decreased due to the divestiture of ANE on October 31, 2008 and less project-based IT Consulting work over the rest of Europe due to economic pressures in that region. Gross profit and gross margin in the Americas decreased primarily due to the wind-down of certain systems implementation and training projects in our hospitality business and in our business with Dell to provide service to Ford, which resulted from the winding down of the contract.
Government Technology Services
Gross profit from our Government Technology Services segment decreased 5.3% to $6.1 million in the second quarter of 2009 from $6.4 million in the second quarter of 2008, while gross margin increased to 29.4% from 28.8%. The increase in gross margin was due to various factors, most notably the decreased requirement for subcontracted resources on several programs. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.
Geographic Market Discussion

	Quarter Ended June 30,		Increase	%
	2009	2008	(Decrease)	Change
		(In thousands)
Revenue
Commercial —
Americas	$17,064	$18,479	$(1,415)	(7.7)%
Europe	16,636	27,191	(10,555)	(38.8)%

Total Commercial	33,700	45,670	(11,970)	(26.2)%
Government	20,627	22,206	(1,579)	(7.1)%

Total revenue	$54,327	$67,876	$(13,549)	(20.0)%

Gross Margin
Commercial —
Americas	18.7%	19.4%
Europe	24.4%	20.6%

Total Commercial	21.6%	20.1%
Government	29.4%	28.8%

Total Gross Margin	24.6%	23.0%

Americas
Revenue generated in the Americas decreased $1.4 million, or 7.7%, to $17.1 million in the second quarter of 2009, from $18.5 million in the second quarter of 2008. Revenue from IT Outsourcing Services experienced an increase in growth from new customers and growth in existing customers. Revenue in IT Consulting and Systems Integration decreased mainly due to the wind-down of certain systems implementation and training projects in our hospitality business and in our business with Dell to provide service to Ford, which resulted from the winding down of the contract and a reduction in Ford’s workforce. The Other Services segment also experienced a decrease in revenue from technical staffing projects due primarily to the loss of lower margin work. Gross margin from the Americas decreased to 18.7% in the second quarter of 2009 from 19.4% in the second quarter of 2008 mainly due to the decrease in gross margin in the IT Consulting and Systems Integration segment from the above mentioned winding down of project based work in our hospitality business.

Europe
Revenue generated in Europe decreased $10.6 million, or 38.8%, to $16.6 million in the second quarter of 2009 from $27.2 million in the second quarter of 2008, due to the impact of exchange rates on revenue, the conclusion of customer contracts in the IT Outsourcing segment, the divestiture of ANE and a decrease in our staffing business at SQM. The foreign currency impact approximated $3.6 million and was calculated as if revenue in Europe in second quarter of 2009 were translated into U.S. dollars at the average exchange rates in effect during the second quarter of 2008. Excluding the impact of exchange rates on revenue and the divestiture of ANE, revenue decreased approximately $4.2 million, or 17.3%, to $20.2 million for the second quarter of 2009 from $24.4 million in the second quarter of 2008. Gross margin from Europe increased to 24.4% in the second quarter of 2009, from 20.6% in 2008, primarily due to divesting of certain lower margin IT consulting and systems integration projects at ANE and throughout Europe and improved operating efficiencies.
Operating Expenses and Other

	Quarter Ended June 30,		Increase	%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general and administrative expense	$11,450	$12,564	$(1,114)	(8.9)%
Restructuring charge (credit)	$(699)	$3,884	$(4,583)	NM %
Net interest expense	$(294)	$(422)	$128	(30.3)%
Foreign currency transaction gain (loss)	$(413)	$19	$(432)	NM %
Income tax provision	$598	$575	$199	4.0%
Selling, general, and administrative (“SG&A”) expense decreased $1.1 million, or 8.9%, to $11.5 million in the second quarter of 2009 from $12.6 million in the second quarter of 2008. The decrease resulted primarily from a reduction of payroll related costs driven by lower administrative headcount and the restructuring actions taken in 2008. This decrease was partially offset by an increase of approximately $700,000 in the Company’s allowance for doubtful accounts primarily related to the bankruptcy of two customers. SG&A expense increased to 21.1% of total revenue in the second quarter of 2009, from 18.5% of total revenue in 2008 due mainly to lower revenue and the increase in the allowance for doubtful accounts.
Net interest expense was $294,000 in the second quarter of 2009, compared to $422,000 in 2008, as a result of lower average outstanding long-term debt and lower interest income from lower average invested cash equivalents and lower interest rates.
For the three months ended June 30, 2009, the consolidated effective tax rate was 31.7%. This rate differs from statutory levels primarily because the reversal of the restructuring charge recorded in Belgium where there was no tax expense for the charge due to the availability of tax loss carry forwards which offset taxable income. Excluding the reversal of restructuring charges, the effective tax rate for the three months ended June 30, 2009 was 50.3%. The effective tax rate excluding the reversal of restructuring charges differs from the statutory tax rate of 34.0% primarily due to state income taxes, non-deductible expenses and foreign operating losses for which a tax benefit is not recorded.
For the three months ended June 30, 2008, the effective tax rate was adversely impacted by providing valuation allowances on current foreign operating losses due to historical operating losses in certain countries. The level of current foreign operating losses is made worse because a significant portion of the Company’s restructuring charges were incurred in those countries. A tax benefit was recorded for the remaining portion of the restructuring charges that were incurred in other countries, including the United States. Excluding restructuring charges, the effective tax rate for the second quarter of 2008 would have been 50.1%.

Results of Operations
Six Months Ended June 30, 2009 Compared to June 30, 2008
Revenue

	Six Months Ended
	June 30,		Increase	%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)
Revenue
Commercial —
IT Outsourcing Services	$54,278	$60,703	$(6,425)	(10.6)%
IT Consulting and Systems Integration	7,069	14,944	(7,875)	(52.7)%
Other Services	8,240	13,951	(5,711)	(40.9)%

Total Commercial	69,587	89,598	(20,011)	(22.3)%
Government Technology Services	40,845	44,242	(3,397)	(7.7)%

Total revenue	$110,432	$133,840	$(23,408)	(17.5)%

Total Company revenue decreased $23.4 million, or 17.5%, to $110.4 million for the six months ended June 30, 2009 from the same period in 2008. The revenue decrease was across all segments and was driven primarily by an approximate $7.6 million impact of exchange rates on revenue in Europe, the conclusion of customer contracts in our IT Outsourcing Services segment, $4.9 million lower revenues resulting from the divestiture of ANE on October 31, 2008 and a decrease in project based work due to the difficult economic environment. This decrease was partially offset by new customer contracts in the Americas and the acquisition of Onvaio that was completed on May 30, 2008. The foreign currency impact was calculated as if revenue generated in Europe were translated into U.S. dollars at the average exchange rates in effect during the first six months of 2008. We are unable to predict the effect fluctuations in international currencies will have on revenue in 2009, but given the uncertain market environment and the effect on the U.S. dollar, there could be noteworthy revenue volatility. Excluding the impact of exchange rates on revenue and the revenue from the acquisition of Onvaio and the divestiture of ANE, revenue decreased approximately $11.6 million, or 8.9%, to $117.4 million for the six months ended June 30, 2009 from $129.0 million during the same period of 2008.
IT Outsourcing Services
Revenue from IT Outsourcing Services decreased $6.4 million, or 10.6%, to $54.3 million for the six months ended June 30, 2009, from $60.7 million during the same period of 2008. The revenue decrease was primarily a result of the impact of exchange rates on revenue, the conclusion of customer contracts in Europe and lower revenue from Ford partially offset by an increase in revenue in the Americas from new customer contracts added in the later part of 2008. The foreign currency impact approximated $5.5 million and was calculated as if IT Outsourcing revenue in Europe was translated into U.S. dollars at the average exchange rates in effect during the six months ended June 30, 2008.
IT Outsourcing Services revenue generated from Ford globally decreased $2.9 million, or 15.6%, to $15.6 million for the six months ended June 30, 2009 compared to $18.5 million in 2008. Revenue from Ford declined 4.3% in the Americas and 26.4% in Europe as a result of a decline in seats supported from a reduction in Ford’s workforce, the impact of exchange rates and the lower price in the contract renewal. Please refer to our discussion of Ford in the “Significant Customers” section of MD&A.

IT Consulting and Systems Integration
Revenue from IT Consulting and Systems Integration decreased $7.9 million, or 52.7%, to $7.1 million for the six months ended June 30, 2009, from $14.9 million during the same period in 2008. Revenue decreased in Europe mainly due to the divestiture of ANE, a decrease in project based work due to a difficult economy and the elimination of projects. In the Americas, revenue decreased primarily from the wind-down of certain systems implementation and training projects in our hospitality business and in our business with Dell through Ford, which resulted from the winding down of the contract and a reduction in Ford’s workforce. Excluding revenue from the divestiture of ANE, IT Consulting and Systems Integration revenue decreased $3.2 million, or 31.2%, to $7.1 million for the six months ended June 30, 2009 from $10.3 million for the same period in 2008.
Government Technology Services
Revenue from Government Technology Services decreased $3.4 million, or 7.7%, to $40.8 million during the six months ended June 30, 2009, from $44.2 million for the same period in 2008, primarily due to the Company becoming a subcontractor with the Business Transformation Agency (“BTA”) of the Department of Defense where we previously were the prime contractor. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.
Gross Profit and Gross Margin

	Six Months Ended June 30,
	2009		2008
		Gross		Gross	Increase	%
	Amount	Margin %	Amount	Margin %	(Decrease)	Change
	(In thousands, except percentages)
Gross Profit
Commercial —
IT Outsourcing Services	$12,213	22.5%	$11,992	19.8%	$221	1.8%
IT Consulting and Systems Integration	1,440	20.4%	3,230	21.6%	(1,790)	(55.4)%
Other Services	2,092	25.4%	3,229	23.1%	(1,137)	(35.2)%

Total Commercial	15,745	22.6%	18,451	20.6%	(2,706)	(14.7)%
Government Technology Services	11,529	28.2%	11,914	26.9%	(385)	(3.2)%

Total gross profit	$27,274	24.7%	$30,365	22.7%	$(3,091)	(10.2)%

Gross profit decreased $3.1 million, or 10.2%, to $27.3 million for the six months ended June 30, 2009 from $30.4 million during the same period of 2008. In contrast, gross margin improved to 24.7% for six months ended June 30, 2009 from 22.7% for the same period of 2008. The decrease in gross profit was driven mainly by lower revenue. The acquisition of Onvaio and the divestiture of ANE had a slight impact on the six months ended June 30, 2009 gross profit and gross margin. The improvement in gross margin was driven by new customer contracts, elimination of lower margin projects, successful execution of restructurings announced and completed in 2008 and operational efficiencies. Excluding gross profit contributed by the acquisition of Onvaio and the divestiture of ANE, total gross profit decreased $2.8 million, or 9.5%, and gross margin decreased slightly to 22.9% in the six months ended June 30, 2009 from 23.0% for the same period in 2008.
IT Outsourcing Services
Gross profit from IT Outsourcing Services increased 1.8% to $12.2 million for the six months ended June 30, 2009, from $12.0 million in 2008, and gross margin increased to 22.5% from 19.8%. In both the Americas and Europe, gross margin improved primarily due to operational improvements on certain existing accounts. Gross profit margin in the Americas was also positively impacted by new customer contracts added in the later part of 2008 and the acquisition of Onvaio.

IT Consulting and Systems Integration
Gross profit from IT Consulting and Systems Integration decreased 55.4% to $1.4 million for the six months ended June 30, 2009 from $3.2 million in 2008, and gross margin decreased to 20.4% from 21.6% in 2008. Gross profit in Europe decreased due to the divestiture of ANE on October 31, 2008 and less project-based IT Consulting work over the rest of Europe due to economic pressures in that region. Gross profit in the Americas decreased mainly due to the wind-down of certain systems implementation and training projects in our hospitality business and in our business with Dell through Ford, which resulted from the winding down of the contract and a reduction in Ford’s workforce.
Government Technology Services
Gross profit from our Government Technology Services segment decreased 3.2% to $11.5 million for the six months ended June 30, 2009 from $11.9 million in 2008, and gross margin increased to 28.2% from 26.9%. The increase in gross margin was due to various factors, most notably the decreased requirement for subcontracted resources on several programs. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.
Geographic Market Discussion

	Six Months Ended
	June 30,		Increase	%
	2009	2008	(Decrease)	Change
	(In thousands)
Revenue
Commercial
Americas	$35,076	$36,696	$(1,620)	(4.4)%
Europe	34,511	52,902	(18,391)	(34.8)%

Total Commercial	69,587	89,598	(20,011)	(22.3)%
Government	40,845	44,242	(3,397)	(7.7)%

Total revenue	$110,432	$133,840	$(23,408)	(17.5)%

Gross Margin
Commercial
Americas	20.2%	18.9%
Europe	24.9%	21.9%

Total Commercial	22.6%	20.6%
Government	28.2%	26.9%

Total Gross Margin	24.7%	22.7%

Americas
Revenue generated in the Americas decreased $1.6 million, or 4.4%, to $35.1 million for the six months ended June 30, 2009, from $36.7 million for the same period in 2008. Revenue from IT Outsourcing Services experienced an increase in growth from new customers and growth in existing customers that was partially offset by a decline in revenue earned from Ford. Revenue in IT Consulting and Systems Integration decreased mainly due to the wind-down of certain systems implementation and training projects in our hospitality business and in our business with Dell through Ford, which resulted from the winding down of the contract and a reduction in Ford’s workforce. The Other Services segment also experienced a decrease in revenue from technical staffing projects due primarily to the loss of lower margin work. Gross margin from the Americas increased to 20.2% for six months ended June 30, 2009 from 18.9% for the same period in 2008 primarily due to new customer contracts added in the later part of 2008, the acquisition of Onvaio and improved operating efficiencies.

Europe
Revenue generated in Europe decreased $18.4 million, or 34.8%, to $34.5 million for the six months ended June 30, 2009 from $52.9 million for the same period in 2008, due to the impact of exchange rates on revenue, the conclusion of customer contracts in the IT Outsourcing segment, the divestiture of ANE and a decrease in our staffing business at SQM. The foreign currency impact approximated $7.6 million and was calculated as if revenue in Europe for the six months ended June 30, 2009 were translated into U.S. dollars at the average exchange rates in effect for the same period in 2008. Excluding the impact of exchange rates on revenue and the divestiture of ANE, revenue decreased approximately $5.9 million, or 12.3%, to $42.1 million for the six months ended June 30, 2009 from $48.0 million in 2008. Gross margin from Europe increased to 24.9% for the six months ended June 30, 2009, from 21.9% in 2008, primarily due to divesting of certain lower margin IT consulting and systems integration projects at ANE and throughout Europe and improved operating efficiencies.
Operating Expenses and Other

	Six Months Ended
	June 30,		Increase	%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general and administrative expense	$22,042	$24,302	$(2,260)	(9.3)%
Restructuring charge (credit)	$(699)	$3,884	$(4,583)	NM %
Net interest expense	$(604)	$(866)	$262	(30.3)%
Foreign currency transaction gain (loss)	$(648)	$231	$(879)	(381)%
Income tax provision	$1,739	$1,691	$48	2.8%
Selling, general, and administrative (“SG&A”) expense decreased $2.3 million, or 9.3%, to $22.0 million for the six months ended June 30, 2009 from $24.3 million for the six months ended June 30, 2008. The decrease resulted primarily from a reduction of payroll related costs driven by lower administrative headcount and the restructuring actions taken in 2008. This decrease was offset by an increase of approximately $700,000 in the Company’s allowance for doubtful accounts primarily related to the bankruptcy of two customers. SG&A expense increased to 20.0% of total revenue for the six months ended June 30, 2009, from 18.2% of total revenue in 2008 due mainly to lower revenue and the increase in the allowance for doubtful accounts.
In connection with the decision between the Board of Directors and the Company’s former President and Chief Executive Officer, William C. Brown, not to renew Mr. Brown’s contract upon its completion in February 2009, Mr. Brown’s Employment and Noncompetition Agreement was amended. Under the terms of the amendment, (1) all outstanding, unvested stock-based awards were accelerated and became fully vested in February 2008, (2) Mr. Brown will have until February 15, 2010 to exercise outstanding stock options and (3) Mr. Brown was paid a bonus for fiscal 2008 of $75,000. The modification of the stock-based awards to accelerate vesting and extend the period in which stock options may be exercised resulted in additional compensation expense of $254,000 in the six months ended June 30, 2008.
Net interest expense was $604,000 for the six months ended June 30, 2009, compared to $866,000 in 2008, as a result of lower average outstanding long-term debt and lower interest income from lower average invested cash equivalents and lower interest rates.
For the six months ended June 30, 2009, the consolidated effective tax rate was 37.2%. This rate differs from statutory levels primarily because the reversal of the restructuring charge was recorded in Belgium where there was no tax expense for the charge due to the substantial tax loss carry forwards from historical net operating losses. Excluding restructuring charges, the effective tax rate for the six months ended June 30, 2009 was 43.7%. The effective tax rate excluding the restructuring charges differs from the statutory tax rate of 34.0% primarily due to state income taxes, foreign operating losses for which a tax benefit is not recorded and non-deductible expenses.

For the six months ended June 30, 2008 the effective tax rate was adversely impacted by providing valuation allowances on current foreign operating losses due to historical operating losses in certain countries. The level of current foreign operating losses is increased because a significant portion of the Company’s restructuring charges were incurred in those countries. A tax benefit was recorded for the remaining portion of the restructuring charges that were incurred in other countries, including the United States. Excluding restructuring charges, the effective tax rate for the six months ended June 30, 2008 would have been 44.8%.
Significant Customers
We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. For the quarters ended June 30, 2009 and 2008, Ford accounted for 16.2% and 15.9%, respectively, of the Company’s total revenue, and the U.S. Federal Government accounted for 33.6% and 28.9%, respectively. For the six months ended June 30, 2009 and 2008, Ford accounted for 16.0% and 16.3%, respectively, of the Company’s total revenue, and the U.S. Federal Government accounted for 33.2% and 29.4%, respectively, of the Company’s total revenue. For the three months ended June 30, 2009 and 2008, respectively, 18.7% and 18.7% of our total revenue was derived from agencies within the U.S. Department of Defense, in the aggregate. For the six months ended June 30, 2009 and 2008, respectively, 19.3% and 18.8% of our total revenue was derived from agencies within the U.S. Department of Defense, in the aggregate.
Ford Motor Company
Our business with Ford consists of service desk and desk side services, technical staffing, network management and a specific project installing personal computers subcontracted through Dell Inc. Revenue generated through our business with Ford decreased to $17.6 million for the six months ended June 30, 2009 from $21.8 million for the same period in 2008.
On December 23, 2008, TechTeam Global, Inc. (“TechTeam”) executed a three-year renewal of its Global Single Point of Contact (“SPOC”) contract with Ford Motor Company (“Ford”), under which TechTeam provides support services to Ford’s information technology infrastructure. Under the SPOC contract, TechTeam will continue to provide service desk, deskside support, service management, infrastructure management, and identity and access management services to Ford in North America, Western Europe, and Asia. The contract renewal provides for a significant change in the service delivery model. These changes include the transition and centralization of service for English speaking Ford personnel to our operations in the Philippines, the transition of service for German speaking Ford personnel to Romania, and an enhanced centralized remote deskside support management function. This transition is nearly completed.
As we’ve previously reported, Ford has announced its willingness to sell Volvo Car Corporation. As a result, Volvo has taken action to de-bundled local/global Ford IT programs, including the SPOC contract. Accordingly, in late July 2009, we received notice from Volvo that it intended to withdraw from the SPOC contract effective October 31, 2009. While we are working to extend Volvo’s participation in the SPOC contract and establish a subcontract relationship with the vendor selected by Volvo, no assurances can be provided of our ability to maintain all or part of the Volvo revenue past October 31, 2009.
As a result in changes in the delivery model under the SPOC contract, decreases in the number of seats supported in the Ford environment, and a lower price for our service and Volvo’s intention to withdraw from the SPOC contract, we anticipate lower revenues under the renewed contract of up to $3.7 million in 2009. Moreover, with the withdrawal of Volvo from the SPOC contract, we expect an insignificant decrease in the SPOC contract’s overall gross margin in 2009.
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

U.S. Federal Government
We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government decreased to $36.6 million for the six months ended June 30, 2009 from $39.4 million for the same period in 2008.
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
The results of our Government business have been negatively impacted by the difficult government contracting environment created by the budget constraints our customers faced. As a result of this environment, many customers have delayed procurement actions. In turn, we have experienced delays in our expected new business development. Despite being informed that we were not selected as prime contractor for the Business Transformation Agency (“BTA”) of the Department of Defense, we continue to provide service to the BTA as a subcontractor. For the six months ending June 30, 2009 and 2008 we earned $2.3 million and $4.8 million in revenue from the BTA, respectively.
In 2009, we have a few significant expiring contracts that may be re-competed, including our contract for the Air National Guard (“ANG”) and CIO-SPII. Our contract for the ANG is scheduled to end on September 30, 2009. The ANG is planning to award a new contract before then. The scope of the new contract will not be exactly the same scope as our current contract, as the Federal Government has indicated that it will in-source a portion of the work we currently perform, but we expect it to be as large or even larger than our current contract. Since the ANG has not announced their acquisition strategy, we cannot currently evaluate our probability of winning this contract. CIO-SPII is a government-wide acquisition contract (“GWAC”) under which the Company performs services to the National Institutes of Health, which expires in 2010. The Federal Government has not issued a request for proposal on the new CIO-SP contract vehicle, and therefore we do not anticipate any impact from this contract award on our business in 2009.
New Accounting Pronouncements
During the second quarter of 2009, the Company adopted the provisions of SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for the Company’s second quarter ending June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial position or results of operations.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 extends the disclosure requirements of FAS 107, Disclosure about Fair Value of Financial Instruments, to interim financial statements. FSP FAS 107-1 is effective for financial statements issued for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
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
Liquidity and Capital Resources
Cash and cash equivalents were $18.4 million at June 30, 2009, as compared to $16.9 million at December 31, 2008. Cash and cash equivalents increased $1.5 million for the six months ended June 30, 2009, as a result of $18.2 million in net cash provided by operating activities and the positive impact of $1.2 million related to exchange rates. This increase was partially offset by $16.6 million in cash used for the repayment of long-term debt and $1.1 million in cash used for capital expenditures.
Net cash from operating activities for the six months ended June 30, 2009 provided cash of $18.2 million compared to $1.0 million for the same period in 2008 primarily due to a $14.7 million decrease in accounts receivable as a result of decreases in revenue and DSO.
Net cash used in investing activities was $1.4 million and $6.9 million for the six months ended June 30, 2009 and 2008, respectively. Net cash used in investing activities during the first six months of 2009 was used to purchase equipment and software and to make payments to the selling shareholders of prior acquisitions for achieving financial performance targets, while net cash used in investing activities in the first six months of 2008 was related to the Onvaio acquisition and to purchases of equipment and software. Capital expenditures were comparable at $1.1 million and $1.4 million, respectively, for the six months ended June 30, 2009 and 2008.
Net cash used in financing activities for the six months ended June 30, 2009 was $16.6 million compared to $2.5 million provided by financing activities for the six months ended June 30, 2008. The net cash used in financing activities in the first six months of 2009 was primarily used to pay down debt. The net cash provided by financing activities in the first six months of 2008 was primarily due to the issuance of $5.0 million in long-term debt that was partially offset by payments on long-term debt of $2.6 million.
Long-term cash requirements, other than for normal operating expenses, are anticipated for continued global expansion, enhancements of existing technologies, possible repurchases of our common stock and the possible acquisition of businesses complementary to our existing businesses. We believe that positive cash flows from operations, together with existing cash balances and the existing credit facility, will continue to be sufficient to meet our ongoing operational requirements for the next twelve months and foreseeable future. We have historically not paid dividends, and we are restricted from doing so under our Credit Agreement.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2009, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the second quarter of 2009:

				Total Number of	Maximum Number of
	Total Number		Average	Shares Purchased as	Shares that May Yet
	of Shares		Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased		per Share	Announced Programs	the Programs
April 1, 2009 to April 30, 2009	1,594	(a)	$5.08	—	987,742
May 1, 2009 to May 31, 2009	702	(a)	$5.77	—	987,742
June 1, 2009 to June 30, 2009	—	(a)	$0.00	—	987,742

(a)	2,296 shares were purchased by the TechTeam Global Retirement Savings Plan (one of the Company’s 401(k) plans) using employer matching contributions made in cash or through the use of plan forfeitures. The purchases were not made pursuant to publicly announced plans and were made in the open market.

ITEM 4	— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Shareholders on May 6, 2009. The holders of 9,249,706 shares of the Company’s common stock were present in person or by proxy, representing attendance by at least 84.92% of the outstanding shares eligible to vote. The following is a summary of the matters voted on at that meeting.
(a)	The following persons were elected to the Company’s Board of Directors. The number of shares cast in favor and withheld were as follows:

Name	For	Withheld
Gary J. Cotshott	8,632,525	617,181
Charles Frumberg	7,840,087	1,409,619
Seth W. Hamot	7,797,527	1,452,179
James A. Lynch	7,793,811	1,455,895
Dov H. Scherzer	7,730,104	1,519,602
Andrew R. Siegel	7,763,559	1,486,147
Richard R. Widgren	8,453,904	795,802
(b)	Ratification of Ernst & Young LLP as the Company’s independent registered public accountant:

For	Against	Abstain
8,977,798	266,346	5,562

ITEM 5	— OTHER INFORMATION
On May 6, 2009 the Company’s Board of Directors elected Seth W. Hamot to the position of Chairman of the Board of Directors.
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
TechTeam Global, Inc.
     (Registrant)

Date: August 10, 2009	By:	/s/ Gary J. Cotshott	Gary J. Cotshott President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Margaret M. Loebl	Margaret M. Loebl Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)