Form 10-Q
period 2009-09-30
TECHTEAM GLOBAL INC
filed 2009-11-09
CIK 805054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The number of shares of the registrant’s common stock outstanding at November 1, 2009 was 11,130,057.

TECHTEAM GLOBAL, INC.
FORM 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Commercial —
IT Outsourcing Services	$26,184	$30,452	$80,462	$91,154
IT Consulting and Systems Integration	2,711	6,338	9,780	21,283
Other Services	3,740	5,406	11,981	19,358

Total Commercial	32,635	42,196	102,223	131,795
Government Technology Services	19,713	21,988	60,557	66,230

Total revenue	52,348	64,184	162,780	198,025

Cost of revenue
Commercial —
IT Outsourcing Services	20,838	24,137	62,903	72,847
IT Consulting and Systems Integration	2,083	4,988	7,712	16,702
Other Services	2,860	4,189	9,008	14,911

Total Commercial	25,781	33,314	79,623	104,460
Government Technology Services	14,525	16,063	43,841	48,391

Total cost of revenue	40,306	49,377	123,464	152,851

Gross profit
Commercial	6,854	8,882	22,600	27,335
Government Technology Services	5,188	5,925	16,716	17,839

Total gross profit	12,042	14,807	39,316	45,174
Selling, general and administrative expense	10,351	11,021	32,393	35,325
Restructuring charge (credit)	(57)	—	(756)	3,884

Operating income	1,748	3,786	7,679	5,965
Net interest expense	(314)	(425)	(918)	(1,291)
Foreign currency transaction loss	(68)	(277)	(717)	(46)

Income before income taxes	1,366	3,084	6,044	4,628
Income tax provision	504	1,175	2,242	2,866

Net income	$862	$1,909	$3,802	$1,762

Basic earnings per common share	$0.08	$0.18	$0.36	$0.17

Diluted earnings per common share	$0.08	$0.18	$0.36	$0.17

Weighted average number of common shares and common share equivalents outstanding
Basic	10,628	10,566	10,609	10,514
Diluted	10,754	10,592	10,664	10,540
See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$16,659	$16,881
Accounts receivable (less allowance of $1,594 at September 30, 2009 and $986 at December 31, 2008)	49,599	59,705
Prepaid expenses and other current assets	4,148	4,315

Total current assets	70,406	80,901

Property, equipment and software, net	7,017	8,327
Goodwill and other intangible assets, net	75,224	77,361
Other assets	662	774

Total assets	$153,309	$167,363

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$7,944	$7,987
Accounts payable	5,670	6,340
Accrued payroll and related taxes	11,809	12,477
Accrued expenses	4,255	9,054
Other current liabilities	4,284	2,616

Total current liabilities	33,962	38,474

Long-term liabilities
Long-term debt, less current portion	11,203	27,202
Deferred income taxes	1,603	1,966
Other long-term liabilities	702	988

Total long-term liabilities	13,508	30,156

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 11,132,634 and 10,884,998 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	111	109
Additional paid-in capital	79,385	77,939
Retained earnings	25,161	21,359
Accumulated other comprehensive income (loss)	1,182	(674)

Total shareholders’ equity	105,839	98,733

Total liabilities and shareholders’ equity	$153,309	$167,363

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net income	$3,802	$1,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,059	5,813
Non-cash expense related to stock options and issuance of common stock and restricted common stock	1,477	1,663
Other	786	55
Changes in current assets and liabilities	5,490	(4,774)
Changes in long-term assets and liabilities	(260)	(699)

Net cash provided by operating activities	16,354	3,820

Investing activities
Purchase of property, equipment and software	(1,211)	(2,101)
Cash paid for acquisitions, net of cash acquired	(375)	(5,958)

Net cash used in investing activities	(1,586)	(8,059)

Financing activities
Proceeds from issuance of long-term debt	600	5,000
Proceeds (expenditures) from issuance of common stock	(28)	351
Tax expense from stock options	—	(5)
Payments on long-term debt	(16,640)	(4,227)

Net cash (used in) provided by financing activities	(16,068)	1,119

Effect of exchange rate changes on cash and cash equivalents	1,078	(440)

Decrease in cash and cash equivalents	(222)	(3,560)
Cash and cash equivalents at beginning of period	16,881	19,431

Cash and cash equivalents at end of period	$16,659	$15,871

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. (“TechTeam” or the “Company”) in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
In the first quarter of fiscal 2009, management changed its methodology for evaluation of the performance of the Company’s outsourcing services. As a result of this change, certain costs that were previously included in Selling, general and administrative expense are now being included in Cost of revenue in the Company’s Condensed Consolidated Statements of Income because they are directly related to revenue. The Company’s financial statements for fiscal year 2008 have been revised, for all periods presented, to conform to the current year presentation.
The Company’s fiscal year 2008 financial statements were impacted as follows, for all periods presented, as a result of this change in classification:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2008
	(In thousands)

Cost of revenue increase	$1,352	$4,515
Gross profit decrease	(1,352)	(4,515)
Selling, general, and administrative expense decrease	(1,352)	(4,515)
Net income	—	—
Earnings per share	—	—
This re-categorization of costs did not change net income or earnings per share, for all periods presented, in fiscal year 2008. There was no cumulative effect to retained earnings as a result of this re-categorization, and there was no change to the carrying amount of assets and liabilities in fiscal 2008.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 2 — Comprehensive Income (Loss)
Comprehensive income (loss) is defined as net income and all non-ownership changes in shareholders’ equity. For the Company, comprehensive income (loss) for the periods presented consists of net income, the foreign currency translation adjustment and net unrealized gain on derivative instruments. A summary of comprehensive income (loss) for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Comprehensive income (loss)
Net income	$862	$1,909	$3,802	$1,762
Other comprehensive income (loss) —
Foreign currency translation adjustment	397	(2,235)	1,381	(1,031)
Unrealized gain on derivative instruments	140	119	475	105

Comprehensive income (loss)	$1,399	$(207)	$5,658	$836

Note 3 — Earnings Per Share
Earnings per share for common stock is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options, unvested restricted stock issued to employees and shares held in escrow in connection with the Company’s acquisition of RL Phillips, Inc. During the three months ended September 30, 2009 and 2008, 1,853,400 and 1,740,700 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective period. Stock options excluded totaled 2,077,400 and 1,494,400 for the nine months ended September 30, 2009 and 2008, respectively.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 4 — Restructuring
During 2008, the Company announced corporate-wide organizational realignment and restructuring actions to improve operating efficiency, achieve greater global consistency and drive improved financial performance.
The following table summarizes the accrued charges related to the restructuring:

	Accrued
	Restructuring	Adjustments		Accrued
	Charges at	to Accrued		Restructuring
	December 31,	Restructuring	Cash	Charges at
	2008	Charges	Payments	September 30, 2009
		(In thousands)

Workforce reductions	$359	$(43)	$(316)	$—
Other	1,387	(713)	(435)	239

Total	$1,746	$(756)	$(751)	$239

The following table summarizes the restructuring charges by operating segment:

	Accrued
	Restructuring	Adjustments		Accrued
	Charges at	to Accrued		Restructuring
	December 31,	Restructuring	Cash	Charges at
	2008	Charges	Payments	September 30, 2009
		(In thousands)
Restructuring charges
Commercial —
IT Outsourcing Services	$40	$(26)	$(14)	$—
IT Consulting and Systems Integration.	50	—	(50)	—
Other Services	80	—	(80)	—

Total Commercial	170	(26)	(144)	—
Government Technology Services	367	—	(146)	221
Selling, general and administrative expense	1,209	(730)	(461)	18

Total restructuring charges	$1,746	$(756)	$(751)	$239

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded reserves of $756,000 were reversed during the nine months ended September 30, 2009. Such reversals are recorded consistent with FASB Accounting Standards Codification (“ASC”) 420, “Exit or Disposal Cost Obligations”, and primarily result from the Company favorably amending a lease for facilities in Europe to eliminate its obligation to pay for leased space that was vacated and expensed in 2008.
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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 6 — Acquisitions and Dispositions
Onvaio LLC
On May 30, 2008, TechTeam Global, Inc. completed the acquisition of Onvaio LLC (“Onvaio”), a California limited liability company. Onvaio is a provider of technical support outsourcing services for clients globally through its wholly-owned subsidiary, Onvaio Asia Services, Inc., based in Manila, Philippines. The initial purchase price totaled $4,787,000 and included acquisition costs of $400,000. In addition to the initial purchase price paid at closing, an additional $1,500,000 was placed into an escrow account and is payable in increments of $125,000 on the last day of each fiscal quarter provided that Onvaio is still providing services to its largest customer in substantially the same form and content as it provided at closing. As of September 30, 2009, $625,000 had been released from escrow and paid to the selling shareholders. This additional amount is being recorded as goodwill as it is earned.
RL Phillips, Inc.
On August 31, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Government Solutions, Inc., completed the acquisition of all the outstanding common stock of RL Phillips, Inc. (“RL Phillips”) for approximately $2,150,000. Of the total purchase price, $300,000 was paid in shares of TechTeam common stock, which was placed into escrow for a period of three years after closing to reimburse the Company for any claims for indemnity or breach of representation and warranties. Furthermore, $100,000 was held back and is scheduled to be paid in equal installments on the first and second anniversary of the date of acquisition. On August 31, 2008, $50,000 was paid to the selling shareholders. The installment due on August 31, 2009 was held back due to a claim for indemnity. The Company is uncertain if this amount will be released in the future.
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
Disposition of TechTeam A.N.E. NV/SA
On October 31, 2008, the Company completed the sale of TechTeam A.N.E. NV/SA (“ANE”), the results of which were included in continuing operations through the date of the sale. This disposition was completed as the Company determined that this business unit was not core to the Company’s long-term growth strategy. This business, included in the IT Consulting and Systems Integration segment, had net sales of $7.2 million and a net operating loss of $76,000 for 2008 through the date of the sale. Total gross proceeds from the sale were 1.1 million euro ($1.4 million at the disposition date); the Company recognized a net gain of $155,000, which was included in other income in the Consolidated Statements of Income, related to the sale of the business for the year ended December 31, 2008.
Pro Forma Results of Operations
The pro forma results of operations for the acquisition of Onvaio and the disposition of ANE are not materially different than reported results, therefore are not presented.

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
Stock Options
The Company recorded compensation expense totaling $286,000 and $296,000 during the three months ended September 30, 2009 and 2008, respectively, related to outstanding options and compensation expense totaling $879,000 and $843,000 during the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009 and 2008, there was approximately $2,248,000 and $3,243,000, respectively, of unrecognized compensation expense related to stock options. Unrecognized compensation expense at September 30, 2009, is expected to be recognized over a weighted-average period of approximately two years.
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
The following assumptions were used to estimate the fair value of options granted for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Expected dividend yield	0.0%	0.0%
Weighted average volatility	61%	37%
Risk free interest rate	1.4%	1.8% — 3.4%
Expected term (in years)	3.0	3.1
Restricted Common Stock
Compensation expense related to restricted stock under all plans is recorded on a straight-line basis over the vesting period. The Company recorded compensation expense of approximately $241,000 and $199,000 for the three months ended September 30, 2009 and 2008, respectively, related to outstanding shares of restricted stock under all plans and compensation expense of approximately $483,000 and $674,000 for the nine months ended September 30, 2009 and 2008, respectively. Compensation expense for the nine months ended September 30, 2008, includes $254,000 of expense related to the accelerated vesting of all non-vested restricted stock awards granted to the Company’s former President and Chief Executive Officer, William C. Brown, in accordance with Mr. Brown’s amended Employment and Noncompetition Agreement.
The weighted average grant-date fair value of restricted stock granted under all plans during the three months ended September 30, 2009 and 2008 was $8.61 and $9.44, respectively. The weighted average grant-date fair value of restricted stock granted under all plans during the nine months ended September 30, 2009 and 2008 was $5.07 and $9.03, respectively. The fair value of restricted stock awards granted under all plans was determined based on the closing trading price of the Company’s common stock on the date of grant.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 7 — Stock-Based Compensation (continued)
At September 30, 2009 and 2008, there was approximately $2,500,000 and $2,300,000, respectively, of total unrecognized compensation expense related to non-vested shares of restricted stock. Unrecognized compensation expense at September 30, 2009, is expected to be recognized over a weighted average period of approximately three years.
Note 8 — Income Taxes
At September 30, 2009 and December 31, 2008, the Company had an unrecognized tax benefit of approximately $108,000 and $107,000, respectively. The Company recognizes accrued interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties as a component of selling, general and administrative expense. During the three and nine months ended September 30, 2009 and 2008, interest and penalties recognized in the financial statements were not material. The Company had no material accruals for the payment of interest and penalties at September 30, 2009 and December 31, 2008.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service commenced an examination of the Company’s 2004 U.S. federal income tax return in the first quarter of 2007, which was completed in the second quarter of 2008. The following table summarizes tax years that remain subject to examination by major tax jurisdictions:

Major Jurisdiction	Open Years
U.S. Federal income taxes	2005 through 2008
U.S. State income taxes	2004 through 2008
Foreign income taxes	2002 through 2008
For the three and nine months ended September 30, 2009, the consolidated effective tax rate was 36.9% and 37.1%, respectively. This rate differs from statutory levels in the three months ended September 30, 2009, primarily because the reversal of the restructuring charge was recorded in Belgium where there was no tax expense for the charge due to the availability of tax loss carry forwards which offset taxable income. Excluding the reversal of restructuring charges, the effective tax rate for the three and nine months ended September 30, 2009 was 38.5% and 42.4%, respectively. The effective tax rate excluding the reversal of restructuring charges differs from the statutory tax rate of 34.0% primarily due to state income taxes, non-deductible expenses and foreign operating losses for which a tax benefit is not recorded.
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
Financial information for the Company’s operating segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)

Revenue
Commercial
IT Outsourcing Services	$26,184	$30,452	$80,462	$91,154
IT Consulting and Systems Integration	2,711	6,338	9,780	21,283
Other Services	3,740	5,406	11,981	19,358

Total Commercial	32,635	42,196	102,223	131,795
Government Technology Services	19,713	21,988	60,557	66,230

Total revenue	$52,348	$64,184	$162,780	$198,025

Gross Profit
Commercial
IT Outsourcing Services	$5,346	$6,315	$17,559	$18,307
IT Consulting and Systems Integration	628	1,350	2,068	4,581
Other Services	880	1,217	2,973	4,447

Total Commercial	6,854	8,882	22,600	27,335
Government Technology Services	5,188	5,925	16,716	17,839

Total gross profit	12,042	14,807	39,316	45,174
Selling, general and administrative expense	(10,351)	(11,021)	(32,393)	(35,325)
Restructuring credit (charge)	57	—	756	(3,884)
Net interest expense	(314)	(425)	(918)	(1,291)
Foreign currency transaction loss	(68)	(277)	(717)	(46)

Income before income taxes	$1,366	$3,084	$6,044	$4,628

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 9 — Segment Reporting (continued)
Revenue from customers, or groups of customers under common control, that comprise 10% or greater of the Company’s total revenue in any period presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

U.S. Federal Government	31.9%	29.3%	32.8%	29.3%
Ford Motor Company	13.9%	15.7%	14.4%	16.1%

Total	45.8%	45.0%	47.2%	45.4%

The Company conducts business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the U.S. Federal Government. For the three months ended September 30, 2009 and 2008, 18.8% and 18.3%, respectively, of the Company’s total revenue was derived from agencies within the U.S. Department of Defense in the aggregate. For the nine months ended September 30, 2009 and 2008, 19.2% and 18.6%, respectively, of the Company’s total revenue was derived from agencies within the U.S. Department of Defense in the aggregate.
The Company attributes revenue to different geographic areas on the basis of the location that has the contract with the customer, even though the services may be provided by a different geographic location. Revenue by geographic area is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Revenue
United States	$35,229	$39,254	$111,149	$120,193
Europe:
Belgium	8,193	11,157	24,382	33,156
Rest of Europe	8,926	13,773	27,249	44,676

Total Europe	17,119	24,930	51,631	77,832

Total revenue	$52,348	$64,184	$162,780	$198,025

Note 10 — Contingencies
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 11 — Fair Value Measurements
On January 1, 2009, the Company adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) related to nonfinancial assets and liabilities on a prospective basis. ASC 820 establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. On January 1, 2008, the Company adopted the provisions of ASC 820 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. The valuation techniques required by ASC 820 are based on observable and inobservable inputs using the following hierarchy:
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
The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Balance at	Identical Items	Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Interest rate swap derivative financial instrument	$(599)	N/A	$(599)	N/A
In April 2009, the Financial Accounting Standards Board (“FASB”) issued additional provisions of ASC 820 that extends the disclosure requirements of ASC 820 to interim financial statements. This provision is effective for financial statements issued for interim periods ending after June 15, 2009. The adoption of this provision did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
At September 30, 2009, the Company’s financial instruments consist of accounts receivable, accounts payable and long-term debt. The carrying values of accounts receivable and accounts payable approximate their fair values due to their short maturity periods. The fair value of the Company’s debt approximates its carrying value based on the variable nature of the interest rates and current market rates available to the Company.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Note 11 — Fair Value Measurements (continued)
On January 1, 2009, the Company adopted the provisions of ASC 815 “Derivatives and Hedging” (“ASC 815”). The provision amended and expanded the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items were accounted for previously and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of these provisions requires prospective disclosures and accordingly did not affect the Company’s historical consolidated financial statements.
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
For the three months and nine months ended September 30, 2009, losses recognized in other comprehensive income (loss) on derivatives were $49,000 and $135,000, respectively and losses reclassified from other comprehensive income (loss) into interest expense upon settlement amounted to $189,000 and $610,000, for the three and nine months ended September 30, 2009, respectively. The liability associated with the interest rate swap is included in other current liabilities and other long-term liabilities on the consolidated balance sheet in the amounts of $482,000 and $117,000, respectively, at September 30, 2009.
Note 12 — Subsequent Event
During the second quarter of 2009, the Company adopted the provisions of ASC 855, “Subsequent Events” (ASC 855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. In accordance with ASC 855, the Company has evaluated subsequent events through November 9, 2009, which is the date on which these financial statements were issued.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including projections of revenue, gross margin, expenses, earnings or losses from operations, or other financial items; estimates of synergies; sufficiency of cash flows for future liquidity and capital resource needs; our plans, strategies, and objectives of management for future operations; developments or performance relating to our services; and future economic conditions or performance. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited to, the continuing effects of the U.S. recession and global credit environment, other changes in general economic and industry conditions, the award or loss of significant client assignments, timing of contracts, recruiting and new business solicitation efforts, currency fluctuations, and other factors affecting the financial health of our clients. These and other risks are described in the Company’s most recent annual report on Form 10-K and subsequent reports filed with or furnished to the U.S. Securities and Exchange Commission. The forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.
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
TechTeam is transforming into a truly global IT service provider, with significant revenue diversification from our government business. We have targeted our investments to develop a service delivery offering portfolio that expands from our Information Technology Infrastructure Library (“ITIL”) based service desk expertise into higher margin value-added services, including remote infrastructure management and security administration. We have extended our global reach by expanding into important, targeted geographies and by leveraging the strong relationships that we have with current global clients to provide services to them across geographies and in new markets. We believe we have made significant strides in the establishment of TechTeam as a brand leader in our chosen service offerings.
However, as with many companies, the current global economic downturn continues to present significant challenges and impediments to this transformation. As a result of our customer’s response to economic conditions, we continue to experience price, volume and account erosion. In the third quarter 2009, our contracts to provide services to four long-standing customers ended. For example, while the Company was able to maintain work with the Air National Guard as a subcontractor, the new contract award, effective October 1, 2009, committed to significantly lower revenue from the expiring contract. Moreover, as we disclosed in the second quarter 2009, Volvo Car Company has terminated our contract, and we ceased providing service to Volvo on October 31, 2009. As a result of these contract losses, we estimate a loss of approximately $5.6 million dollars of revenue for the fourth quarter of 2009. Please refer to our discussion of Ford and US Federal Government in the “Significant Customers” section of MD&A. Although the sales cycle for new and existing customers has been elongated by the economic downturn, TechTeam continues to have a substantial pipeline of opportunities.

To counter the challenges of the current business environment and consequent erosion, we continue to focus on strong execution, to manage costs very closely and to adjust capacity to meet changes in demand. Despite the difficult economic environment, TechTeam delivered solid results in the third quarter of 2009 of $.08 per diluted share.
Results of Operations
Quarter Ended September 30, 2009 Compared to September 30, 2008
Revenue

	Quarter Ended September 30,		Increase	%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)

Revenue
Commercial —
IT Outsourcing Services	$26,184	$30,452	$(4,268)	(14.0)%
IT Consulting and Systems Integration	2,711	6,338	(3,627)	(57.2)%
Other Services	3,740	5,406	(1,666)	(30.8)%

Total Commercial	32,635	42,196	(9,561)	(22.7)%
Government Technology Services	19,713	21,988	(2,275)	(10.3)%

Total revenue	$52,348	$64,184	$(11,836)	(18.4)%

Total Company revenue decreased $11.8 million, or 18.4%, to $52.3 million in the third quarter of 2009 from $64.2 million in the third quarter of 2008. The revenue decrease was across all segments and was driven primarily by an approximate $1.8 million impact of exchange rates on revenue in Europe, $1.9 million lower revenues from the divestiture of ANE on October 31, 2008, the conclusion of customer contracts in the IT Outsourcing Services and Government Technology Services segments and a decrease in project based work due to the difficult economic environment. This decrease was partially offset by new customer contracts in the Americas. The foreign currency impact was calculated as if revenue generated in Europe were translated into U.S. dollars at the average exchange rates in effect during the third quarter of 2008. We are unable to predict the effect fluctuations in international currencies will have on revenue for the remainder of 2009, but given the uncertain market environment and the effect on the U.S. dollar, there could be noteworthy revenue volatility. Excluding the impact of exchange rates on revenue and the divestiture of ANE, revenue decreased approximately $8.1 million, or 13.1%.
IT Outsourcing Services
Revenue from IT Outsourcing Services decreased $4.3 million, or 14.0%, to $26.2 million in the third quarter of 2009, from $30.5 million in the third quarter of 2008. The revenue decrease was primarily a result of the impact of exchange rates on revenue, the conclusion of customer contracts in Europe and the Americas, and lower revenue from Ford, partially offset by an increase in revenue in the Americas from new customer contracts. The foreign currency impact approximated $1.1 million and was calculated as if IT Outsourcing Services revenue in Europe was translated into U.S. dollars at the average exchange rates in effect during the third quarter of 2008.
IT Outsourcing Services revenue generated from Ford globally decreased $2.2 million, or 26.6%, to $6.3 million in the third quarter of 2009 from $8.5 million in 2008. Revenue from Ford decreased 9.2% in the Americas and 43.7% in Europe as a result of a decline in seats supported from a reduction in Ford’s workforce, the impact of exchange rates, lower pricing as a result of the contract renewal and the separation of Jaguar Land Rover from the Ford SPOC contract. However, the Company still provides services to Jaguar Land Rover under a direct contract. Please refer to our discussion of Ford in the “Significant Customers” section of MD&A.

IT Consulting and Systems Integration
Revenue from IT Consulting and Systems Integration decreased $3.6 million, or 57.2%, to $2.7 million in the third quarter of 2009, from $6.3 million in the third quarter of 2008. Revenue decreased in Europe mainly due to the divestiture of ANE, a decrease in project based work due to a difficult economy and the elimination of projects. In the Americas, revenue decreased primarily from the wind-down of certain systems implementation and training projects in our hospitality business and our business with Dell to provide service to Ford. Excluding revenue from the divestiture of ANE, IT Consulting and Systems Integration revenue decreased $1.8 million, or 39.3%, to $2.7 million in the third quarter of 2009 from $4.5 million in the third quarter of 2008.
Government Technology Services
Revenue from Government Technology Services decreased $2.3 million, or 10.3%, to $19.7 million in the third quarter of 2009, from $22.0 million in 2008, primarily due to the Company becoming a subcontractor with the Business Transformation Agency (“BTA”) of the Department of Defense where we previously were the prime contractor. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.
Gross Profit and Gross Margin

	Quarter Ended September 30,
	2009		2008
		Gross		Gross	Increase	%
	Amount	Margin %	Amount	Margin %	(Decrease)	Change
	(In thousands, except percentages)

Gross Profit
Commercial —
IT Outsourcing Services	$5,346	20.4%	$6,315	20.7%	$(969)	(15.3)%
IT Consulting and Systems Integration	628	23.2%	1,350	21.3%	(722)	(53.5)%
Other Services	880	23.5%	1,217	22.5%	(337)	(27.7)%

Total Commercial	6,854	21.0%	8,882	21.0%	(2,028)	(22.8)%
Government Technology Services	5,188	26.3%	5,925	26.9%	(737)	(12.4)%

Total gross profit	$12,042	23.0%	$14,807	23.1%	$(2,765)	(18.7)%

Gross profit decreased $2.8 million, or 18.7%, to $12.0 million in the third quarter of 2009 from $14.8 million in the third quarter of 2008. Gross margin remained consistent at 23.0% for third quarter 2009 and 23.1% for third quarter 2008. The decrease in gross profit was driven primarily by a decline in revenue and severance costs related to the conclusion of contracts in IT Outsourcing Services and Government Technology Services segments.
IT Outsourcing Services
Gross profit from IT Outsourcing Services decreased 15.3% to $5.3 million in the third quarter of 2009, from $6.3 million in 2008, and gross margin decreased to 20.4% from 20.7%. Gross profit and gross margin decreased due to the decline in revenue and severance costs related to the conclusion of contracts. The decline in gross margin was partially offset by improved operational improvements on certain existing accounts and new customer contracts in the Americas.

IT Consulting and Systems Integration
Gross profit from IT Consulting and Systems Integration decreased 53.5% to $628,000 in the third quarter of 2009 from $1.4 million in 2008 and gross margin increased to 23.2% from 21.3% for the third quarter of 2008. Gross profit in Europe decreased due to the divestiture of ANE on October 31, 2008 and less project-based IT Consulting work over the rest of Europe due to economic pressures in that region. However, gross margin in Europe improved primarily due to divesting of certain lower margin IT consulting and systems integration projects at ANE. Gross profit and gross margin in the Americas decreased primarily due to the wind-down of certain systems implementation and training projects in our hospitality business and our business with Dell to provide service to Ford.
Government Technology Services
Gross profit from our Government Technology Services segment decreased 12.4% to $5.2 million in the third quarter of 2009 from $5.9 million in the third quarter of 2008, while gross margin decreased to 26.3% from 26.9%. The decrease in gross margin was due to various factors, most notably the decline in revenue from becoming a subcontractor with the BTA of the Department of Defense where we previously were the prime contractor and severance costs related to the loss of customer contracts. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.
Geographic Market Discussion

	Quarter Ended September 30,		Increase	%
	2009	2008	(Decrease)	Change
		(In thousands)
Revenue
Commercial —
Americas	$15,516	$17,266	$(1,750)	(10.1)%
Europe	17,119	24,930	(7,811)	(31.3)%

Total Commercial	32,635	42,196	(9,561)	(22.7)%
Government	19,713	21,988	(2,275)	(10.3)%

Total revenue	$52,348	$64,184	$(11,836)	(18.4)%

Gross Margin
Commercial —
Americas	20.2%	19.5%
Europe	21.7%	22.1%

Total Commercial	21.0%	21.0%
Government	26.3%	26.9%

Total Gross Margin	23.0%	23.1%

Americas
Revenue generated in the Americas decreased $1.8 million, or 10.1%, to $15.5 million in the third quarter of 2009, from $17.3 million in the third quarter of 2008. Revenue from IT Outsourcing Services experienced an increase in growth from new customers. Revenue in IT Consulting and Systems Integration decreased mainly due to the wind-down of certain systems implementation and training projects in our hospitality business and our business with Dell to provide service to Ford. The Other Services segment also experienced a decrease in revenue from technical staffing projects due primarily to the difficult economic environment. Gross margin from the Americas increased to 20.2% in the third quarter of 2009 from 19.5% in the third quarter of 2008 mainly due to an increase in gross margin in the IT Outsourcing Services segment from operational improvements on certain existing accounts.

Europe
Revenue generated in Europe decreased $7.8 million, or 31.3%, to $17.1 million in the third quarter of 2009 from $24.9 million in the third quarter of 2008, due to the impact of exchange rates on revenue, the conclusion of customer contracts in the IT Outsourcing Services segment, the divestiture of ANE and a decrease in our staffing business at SQM and Akela. The foreign currency impact approximated $1.8 million and was calculated as if revenue in Europe in third quarter of 2009 were translated into U.S. dollars at the average exchange rates in effect during the third quarter of 2008. Excluding the impact of exchange rates on revenue and the divestiture of ANE, revenue decreased approximately $4.1 million, or 18.0%, to $18.9 million for the third quarter of 2009 from $23.0 million in the third quarter of 2008. Gross margin from Europe decreased to 21.7% in the third quarter of 2009, from 22.1% in 2008, primarily due to less revenue and increased severance costs related to the conclusion of customer contracts.
Operating Expenses and Other

	Quarter Ended September 30,		Increase	%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general and administrative expense	$10,351	$11,021	$(670)	(6.1)%
Restructuring credit	$(57)	$—	$(57)	NM %
Net interest expense	$(314)	$(425)	$(111)	(26.1)%
Foreign currency transaction loss	$(68)	$(277)	$(209)	(75.5)%
Income tax provision	$504	$1,175	$(671)	(57.1)%
Selling, general and administrative (“SG&A”) expense decreased $670,000, or 6.1%, to $10.4 million in the third quarter of 2009 from $11.0 million in the third quarter of 2008. The aggregate decrease was due to a number of items, each individually insignificant. SG&A expense increased to 19.8% of total revenue in the third quarter of 2009, from 17.2% of total revenue in 2008 due primarily to the decline in revenue and the inability of the Company to adequately reduce certain SG&A costs, during the third quarter of 2009, in response to the decline in revenue.
Net interest expense was $314,000 in the third quarter of 2009, compared to $425,000 in 2008, as a result of lower average outstanding long-term debt.
For the three months ended September 30, 2009, the consolidated effective tax rate was 36.9%. This rate differs from statutory levels primarily because the reversal of the restructuring charge recorded in Belgium where there was no tax expense for the charge due to the availability of tax loss carry forwards which offset taxable income. The effective tax rate excluding the reversal of restructuring charges was 38.5% which differs from the statutory tax rate of 34.0% primarily due to state income taxes, non-deductible expenses and foreign operating losses for which a tax benefit is not recorded.
For the three months ended September 30, 2008, the consolidated effective tax rate of 38.1% differs from the statutory tax rate of 34.0% primarily due to state income taxes, foreign operating losses for which a tax benefit is not recorded and nondeductible expenses.

Results of Operations
Nine Months Ended September 30, 2009 Compared to September 30, 2008
Revenue

	Nine Months Ended
	September 30,		Increase	%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)
Revenue
Commercial —
IT Outsourcing Services	$80,462	$91,154	$(10,692)	(11.7)%
IT Consulting and Systems Integration	9,780	21,283	(11,503)	(54.0)%
Other Services	11,981	19,358	(7,377)	(38.1)%

Total Commercial	102,223	131,795	(29,572)	(22.4)%
Government Technology Services	60,557	66,230	(5,673)	(8.6)%

Total revenue	$162,780	$198,025	$(35,245)	(17.8)%

Total Company revenue decreased $35.2 million, or 17.8%, to $162.8 million for the nine months ended September 30, 2009 from the same period in 2008. The revenue decrease was across all segments and was driven primarily by an approximate $9.3 million impact of exchange rates on revenue in Europe, $6.8 million lower revenues from the divestiture of ANE on October 31, 2008, the conclusion of customer contracts in the IT Outsourcing Services and Government Technology Services segments and a decrease in project based work due to the difficult economic environment. This decrease was partially offset by new customer contracts in the Americas and the acquisition of Onvaio that was completed on May 30, 2008. The foreign currency impact was calculated as if revenue generated in Europe were translated into U.S. dollars at the average exchange rates in effect during the first nine months of 2008. We are unable to predict the effect fluctuations in international currencies will have on revenue for the remainder of 2009, but given the uncertain market environment and the effect on the U.S. dollar, there could be noteworthy revenue volatility. Excluding the impact of exchange rates on revenue and the revenue from the acquisition of Onvaio and the divestiture of ANE, revenue decreased approximately $19.7 million, or 10.3%.
IT Outsourcing Services
Revenue from IT Outsourcing Services decreased $10.7 million, or 11.7%, to $80.5 million for the nine months ended September 30, 2009, from $91.2 million during the same period of 2008. The revenue decrease was primarily a result of the impact of exchange rates on revenue, the conclusion of customer contracts in Europe and the Americas and lower revenue from Ford partially offset by an increase in revenue in the Americas from new customer contracts. The foreign currency impact approximated $6.6 million and was calculated as if IT Outsourcing Services revenue in Europe was translated into U.S. dollars at the average exchange rates in effect during the nine months ended September 30, 2008.
IT Outsourcing Services revenue generated from Ford globally decreased $5.8 million, or 21.7%, to $21.1 million for the nine months ended September 30, 2009 compared to $27.0 million in 2008. Revenue from Ford declined 5.9% in the Americas and 36.9% in Europe as a result of a decline in seats supported from a reduction in Ford’s workforce, the impact of exchange rates, the lower price in the contract renewal and the separation of Jaguar Land Rover from the Ford SPOC contract. However, the Company still provides services to Jaguar Land Rover under a direct contract. Please refer to our discussion of Ford in the “Significant Customers” section of MD&A.

IT Consulting and Systems Integration
Revenue from IT Consulting and Systems Integration decreased $11.5 million, or 54.0%, to $9.8 million for the nine months ended September 30, 2009, from $21.3 million during the same period in 2008. Revenue decreased in Europe mainly due to the divestiture of ANE, a decrease in project based work due to a difficult economy and the elimination of projects. In the Americas, revenue decreased primarily from the wind-down of certain systems implementation and training projects in our hospitality business and our business with Dell through Ford. Excluding revenue from the divestiture of ANE, IT Consulting and Systems Integration revenue decreased $5.0 million, or 33.7%, to $9.8 million for the nine months ended September 30, 2009 from $14.8 million for the same period in 2008.
Government Technology Services
Revenue from Government Technology Services decreased $5.7 million, or 8.6%, to $60.6 million during the nine months ended September 30, 2009, from $66.2 million for the same period in 2008, primarily due to the Company becoming a subcontractor with the BTA of the Department of Defense where we previously were the prime contractor. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.
Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2009		2008
		Gross		Gross	Increase	%
	Amount	Margin %	Amount	Margin %	(Decrease)	Change
	(In thousands, except percentages)
Gross Profit
Commercial —
IT Outsourcing Services	$17,559	21.8%	$18,307	20.1%	$(748)	(4.1)%
IT Consulting and Systems Integration	2,068	21.1%	4,581	21.5%	(2,513)	(54.9)%
Other Services	2,973	24.8%	4,447	23.0%	(1,474)	(33.1)%

Total Commercial	22,600	22.1%	27,335	20.7%	(4,735)	(17.3)%
Government Technology Services	16,716	27.6%	17,839	26.9%	(1,123)	(6.3)%

Total gross profit	$39,316	24.2%	$45,174	22.8%	$(5,858)	(13.0)%

Gross profit decreased $5.9 million, or 13.0%, to $39.3 million for the nine months ended September 30, 2009 from $45.2 million during the same period of 2008. In contrast, gross margin improved to 24.2% for nine months ended September 30, 2009 from 22.8% for the same period of 2008. The decrease in gross profit was driven mainly by lower revenue and severance costs related to the conclusion of customer contracts in the IT Outsourcing Services and Government Technology Services segments. The acquisition of Onvaio and the divestiture of ANE had a slight impact on the nine months ended September 30, 2009 gross profit and gross margin. The improvement in gross margin was driven by new customer contracts in the Americas, elimination of lower margin projects, successful execution of restructurings announced and completed in 2008 and enhanced operational efficiencies. Excluding gross profit contributed by the acquisition of Onvaio and the divestiture of ANE, total gross profit decreased $5.4 million, or 12.2%, and gross margin decreased to 22.7% in the nine months ended September 30, 2009 from 23.2% for the same period in 2008.

IT Outsourcing Services
Gross profit from IT Outsourcing Services decreased 4.1% to $17.6 million for the nine months ended September 30, 2009, from $18.3 million in 2008, and gross margin increased to 21.8% from 20.1%. Gross profit decreased mainly due to lower revenue and severance costs related to the conclusion of customer contracts. Gross margin improved primarily due to operational improvements on certain existing accounts. Gross profit and gross margin in the Americas was also positively impacted by new customer contracts and the acquisition of Onvaio.
IT Consulting and Systems Integration
Gross profit from IT Consulting and Systems Integration decreased 54.9% to $2.1 million for the nine months ended September 30, 2009 from $4.6 million in 2008, and gross margin decreased to 21.1% from 21.5% in 2008. Gross profit in Europe decreased due to the divestiture of ANE on October 31, 2008 and less project-based IT Consulting work over the rest of Europe due to economic pressures in that region. Gross profit in the Americas decreased mainly due to the wind-down of certain systems implementation and training projects in our hospitality business and our business with Dell through Ford.
Government Technology Services
Gross profit from our Government Technology Services segment decreased 6.3% to $16.7 million for the nine months ended September 30, 2009 from $17.8 million in 2008, and gross margin increased to 27.6% from 26.9%. The increase in gross margin was due to various factors, most notably the decreased requirement for subcontracted resources on several programs. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.
Geographic Market Discussion

	Nine Months Ended
	September 30,		Increase	%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)
Revenue
Commercial
Americas	$50,592	$53,963	$(3,371)	(6.2)%
Europe	51,631	77,832	(26,201)	(33.7)%

Total Commercial	102,223	131,795	(29,572)	(22.4)%
Government	60,557	66,230	(5,673)	(8.6)%

Total revenue	$162,780	$198,025	$(35,245)	(17.8)%

Gross Margin
Commercial
Americas	20.2%	19.1%
Europe	23.8%	22.0%

Total Commercial	22.1%	20.7%
Government	27.6%	26.9%

Total Gross Margin	24.2%	22.8%

Americas
Revenue generated in the Americas decreased $3.4 million, or 6.2%, to $50.6 million for the nine months ended September 30, 2009, from $54.0 million for the same period in 2008. Revenue from IT Outsourcing Services experienced an increase in growth from new customers and growth in existing customers that was partially offset by a decline in revenue earned from Ford. Revenue in IT Consulting and Systems Integration decreased mainly due to the wind-down of certain systems implementation and training projects in our hospitality business and our business with Dell through Ford. The Other Services segment also experienced a decrease in revenue from technical staffing projects due primarily to the loss of lower margin work. Gross margin from the Americas increased to 20.2% for nine months ended September 30, 2009 from 19.1% for the same period in 2008 primarily due to new customer contracts added in the later part of 2008, the acquisition of Onvaio and improved operating efficiencies.
Europe
Revenue generated in Europe decreased $26.2 million, or 33.7%, to $51.6 million for the nine months ended September 30, 2009 from $77.8 million for the same period in 2008, due to the impact of exchange rates on revenue, the conclusion of customer contracts in the IT Outsourcing Services segment, the divestiture of ANE and a decrease in our staffing business at SQM and Akela. The foreign currency impact approximated $9.3 million and was calculated as if revenue in Europe for the nine months ended September 30, 2009 were translated into U.S. dollars at the average exchange rates in effect for the same period in 2008. Excluding the impact of exchange rates on revenue and the divestiture of ANE, revenue decreased approximately $10.0 million, or 14.1%, to $61.0 million for the nine months ended September 30, 2009 from $71.0 million in 2008. Gross margin from Europe increased to 23.8% for the nine months ended September 30, 2009, from 22.0% in 2008, primarily due to divesting of certain lower margin IT consulting and systems integration projects at ANE and throughout Europe and improved operating efficiencies.
Operating Expenses and Other

	Nine Months Ended
	September 30,		Increase	%
	2009	2008	(Decrease)	Change
		(In thousands, except percentages)
Operating Expenses and Other
Selling, general and administrative expense	$32,393	$35,325	$(2,932)	(8.3)%
Restructuring charge (credit)	$(756)	$3,884	$(4,640)	NM %
Net interest expense	$(918)	$(1,291)	$(373)	(28.9)%
Foreign currency transaction loss	$(717)	$(46)	$671	NM %
Income tax provision	$2,242	$2,866	$(624)	(21.8)%
SG&A expense decreased $2.9 million, or 8.3%, to $32.4 million for the nine months ended September 30, 2009 from $35.3 million for the nine months ended September 30, 2008. The decrease resulted primarily from a reduction in payroll related costs driven by lower administrative headcount and the restructuring actions taken in 2008. This decrease was offset by an increase of approximately $700,000 in the Company’s allowance for doubtful accounts primarily related to the bankruptcy of two customers. SG&A expense increased to 19.9% of total revenue for the nine months ended September 30, 2009, from 17.8% of total revenue in 2008 primarily to the decline in revenue and the inability of the Company to adequately reduce certain SG&A costs, during the nine months ended September 30, 2009, in response to the decline in revenue.

In connection with the decision between the Board of Directors and the Company’s former President and Chief Executive Officer, William C. Brown, not to renew Mr. Brown’s contract upon its completion in February 2009, Mr. Brown’s Employment and Noncompetition Agreement was amended. Under the terms of the amendment, (1) all outstanding, unvested stock-based awards were accelerated and became fully vested in February 2008, (2) Mr. Brown will have until February 15, 2010 to exercise outstanding stock options and (3) Mr. Brown was paid a bonus for fiscal 2008 of $75,000. The modification of the stock-based awards to accelerate vesting and extend the period in which stock options may be exercised resulted in additional compensation expense of $254,000 in the nine months ended September 30, 2008.
Net interest expense was $918,000 for the nine months ended September 30, 2009, compared to $1.3 million in 2008, a result of lower average outstanding long-term debt offset by lower interest income from lower average invested cash equivalents and lower interest rates.
For the nine months ended September 30, 2009, the consolidated effective tax rate was 37.1%. This rate differs from statutory levels primarily because the reversal of the restructuring charge was recorded in Belgium where there was no tax expense for the charge due to the substantial tax loss carry forwards from historical net operating losses. Excluding restructuring charges, the effective tax rate for the nine months ended September 30, 2009 was 42.4%. The effective tax rate excluding the restructuring charges differs from the statutory tax rate of 34.0% primarily due to state income taxes, foreign operating losses for which a tax benefit is not recorded and non-deductible expenses.
For the nine months ended September 30, 2008, the consolidated effective tax rate of 61.9% differs from the statutory tax rate of 34.0% primarily due to foreign operating losses for which a tax benefit is not recorded and nondeductible expenses. The level of foreign operating losses increased during the second quarter of 2008 because a significant portion of the Company’s restructuring charges was incurred in countries with historical operating losses.
Significant Customers
We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. For the quarters ended September 30, 2009 and 2008, Ford accounted for 13.9% and 15.7%, respectively, of the Company’s total revenue, and the U.S. Federal Government accounted for 31.9% and 29.3%, respectively of the Company’s total revenue. For the nine months ended September 30, 2009 and 2008, Ford accounted for 14.4% and 16.1%, respectively, of the Company’s total revenue, and the U.S. Federal Government accounted for 32.8% and 29.3%, respectively, of the Company’s total revenue. For the three months ended September 30, 2009 and 2008, respectively, 18.8% and 18.3% of the Company’s total revenue was derived from agencies within the U.S. Department of Defense, in the aggregate. For the nine months ended September 30, 2009 and 2008, respectively, 19.2% and 18.6% of our total revenue was derived from agencies within the U.S. Department of Defense, in the aggregate.
Ford Motor Company
Our business with Ford Motor Company (“Ford”) consists of service desk, desk side support, infrastructure management and technical staffing. Revenue generated through our business with Ford decreased to $23.5 million for the nine months ended September 30, 2009 from $31.9 million for the same period in 2008. The decline in revenue is attributable to a number of factors, including (a) seat count and volume declines within the Ford environment; (b) the effects of the entry into three-year renewal of the Global Single Point of Contact (“SPOC”) contract, which resulted in a change of service delivery and pricing model as discussed below; (c) the divestiture of Jaguar Land Rover (“JLR”) from the Ford family of companies, which was offset by the decision of JLR to contract directly with TechTeam for the provision of services; (d) the termination of the Company’s contract with Dell, Inc. under which the Company provided systems integration services to Ford as a subcontractor to Dell; and (e) the impact of exchange rates.

On December 23, 2008, the Company executed a new SPOC contract, under which TechTeam provides support services to Ford’s information technology infrastructure. Under the SPOC contract, TechTeam provides service desk, deskside support, service management, infrastructure management, and identity and access management services to Ford in North America, Western Europe, and Asia. The contract renewal provides for a significant change in the service delivery model. These changes include the transition and centralization of service for English speaking Ford personnel to our operations in the Philippines, the transition of service for German speaking Ford personnel to Romania, and an enhanced centralized remote deskside support management function. This transition was completed in 2009.
As we have previously reported, Ford has announced its willingness to sell Volvo Car Corporation. As a result, Volvo has taken action to de-bundle local/global Ford IT programs, including the SPOC contract. Accordingly, in late July 2009, we received notice from Volvo that it intended to withdraw from the SPOC contract effective October 31, 2009. We have been unsuccessful in extending Volvo’s participation in the SPOC contract or in establishing a subcontract relationship with the vendor selected by Volvo. As a result, revenue from Volvo ended on October 31, 2009.
As a result of changes in the delivery model under the SPOC contract, decreases in the number of seats supported in the Ford environment, a lower price for our service and Volvo’s withdraw from the SPOC contract, we anticipate lower revenues under the renewed contract of up to $3.7 million in 2009. Moreover, with the withdrawal of Volvo from the SPOC contract, we expect an insignificant decrease in the SPOC contract’s overall gross margin in 2009.
Under the existing contract, except for our support of Volvo, for whom we bill on a per-incident basis, we provide a set of infrastructure support services under specific service level metrics, and we invoice Ford based upon the number of seats we support. The number of seats supported is determined bi-annually on February 1 and August 1 of each year. If certain contractual conditions are met, Ford and TechTeam have the right during each six-month period to request one out-of-cycle seat adjustment.
U.S. Federal Government
We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government decreased to $53.3 million for the nine months ended September 30, 2009 from $58.0 million for the same period in 2008.
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
The results of our Government business have been negatively impacted by the difficult government contracting environment created by the budget constraints our customers face. As a result of this environment, many customers have delayed procurement actions. In turn, we have experienced delays in our expected new business development. Despite being informed that we were not selected as prime contractor for the BTA of the Department of Defense, we continue to provide service to the BTA as a subcontractor. For the nine months ended September 30, 2009 and 2008 we earned $2.9 million and $7.2 million in revenue from the BTA, respectively.
As previously reported, our contract for the Air National Guard (“ANG”) ended on September 30, 2009. ANG in-sourced the majority of the work performed under the expiring contract. ANG did award a new contract to Harris Corporation, with the Company as a subcontractor, which covered the work under the expiring contract that was not in-sourced and additional positions. Accordingly, the new contract will produce significantly less revenue and gross margin than the expiring contract. Specifically, had the Company been delivering service under the new contract for the nine months ended September 30, 2009, total U.S. Federal Government revenue would have been reduced on a net basis by approximately 15%.

New Accounting Pronouncements
In June 2009, FASB issued ASC 105, “Accounting Standards Codification and the Hierarchy of GAAP” (“ASC 105”). ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC 105 is now the source of authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. ASC 105 was not intended to change or alter existing GAAP, did not have a material impact on our consolidated financial statements and will only impact references for accounting guidance.
During the second quarter of 2009, the Company adopted the provisions of ASC 855, “Subsequent Events” (“ASC 855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not have a material impact on our consolidated financial position or results of operations.
In April 2009, the FASB issued additional provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) that extends the disclosure requirements of ASC 820 to interim financial statements. This provision was effective for financial statements issued for interim periods ending after June 15, 2009. The adoption of this provision did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
On January 1, 2009, the Company adopted the provisions of ASC 820 related to nonfinancial assets and liabilities on a prospective basis. ASC 820 establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. On January 1, 2008, the Company adopted the provisions of ASC 820 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. The adoption of the provisions of ASC 820 did not affect the Company’s historical consolidated financial statements. For more information, see Note 11, Financial Instruments Measured at Fair Value.
On January 1, 2009, the Company adopted the provisions of ASC 815 “Derivatives and Hedging” (“ASC 815”). The provision amended and expanded the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items were accounted for previously and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of these provisions requires prospective disclosures and accordingly did not affect the Company’s historical consolidated financial statements.
Liquidity and Capital Resources
Cash and cash equivalents were $16.7 million at September 30, 2009, compared to $16.9 million at December 31, 2008. Cash and cash equivalents decreased $222,000 for the nine months ended September 30, 2009, as a result of $16.4 million in net cash provided by operating activities and the positive impact of $1.1 million related to exchange rates, offset by $16.6 million in cash used for the repayment of long-term debt and $1.2 million in cash used for capital expenditures.

Net cash provided from operating activities for the nine months ended September 30, 2009 and 2008 was $16.4 million and $3.8 million, respectively. Net cash provided from operations for the nine months ended September 30, 2009 was primarily due to net income of $3.8 million, adjusted for depreciation/amortization expense and non-cash stock based compensation expense of $5.1 million and $1.5 million, respectively, as well as net changes in operating assets and liabilities of $6.0 million. The net changes in operating assets and liabilities as of September 30, 2009 were primarily related to a reduction in accounts receivable of $10.0 million, principally driven by reduction in overall sales and a focused effort on cash collections; and an increase in deferred revenue of $1.8 million principally driven by the timing of new customer payments; partially offset by a reduction in accrued expenses of $3.8 million primarily due to the partial reversal and payments reducing accrued restructuring and a decrease in accrued liabilities related to subcontractor and consultant expense; and a decrease in accrued payroll of $1.0 million, primarily due to the decrease in headcount. The cash generated from these operating cash flow improvements was primarily used to pay down debt.
Cash provided from operations for the nine months ended September 30, 2008 was primarily due to net income of $1.8 million, adjusted for depreciation/amortization expense and non-cash stock based compensation expense of $5.8 million and $1.7 million, respectively, as well as net changes in operating assets and liabilities of ($5.5) million. The net changes in operating assets and liabilities as of September 30, 2008 were primarily related to a reduction in accounts receivable of $12.4 million; partially offset by a decrease in accounts payable of $14.6 million and a decrease in accrued expenses of $1.5 million. We experienced a significant decrease in accounts payable during 2008. The decrease in accounts payable was primarily driven by payments made under certain contracts with the U.S. Department of Homeland Security (“DHS”). Sytel serves as the prime contractor and Electronic Data Systems Corporation (“EDS”) serves as its subcontractor. EDS performs in excess of 95% of the work under the contract and creates the invoices, which Sytel forwards to the DHS. Under the subcontract agreement between Sytel and EDS, Sytel does not pay EDS’ invoices until Sytel receives payment from the DHS. As a result, there were sizable swings in our accounts receivable and accounts payable with a minimal impact on cash flow in the future.
Net cash used in investing activities was $1.6 million and $8.1 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash used in investing activities during the first nine months of 2009 was used to purchase equipment and software and to make payments to the selling shareholders of prior acquisitions for achieving financial performance targets, while net cash used in investing activities in the first nine months of 2008 was related to the Onvaio acquisition and to purchases of equipment and software. Capital expenditures were at $1.2 million and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively.
Net cash used in financing activities for the nine months ended September 30, 2009 was $16.1 million compared to $1.1 million provided by financing activities for the nine months ended September 30, 2008. The net cash used in financing activities in the first nine months of 2009 was primarily used to pay down debt. The net cash provided by financing activities in the first nine months of 2008 was primarily due to the issuance of $5.0 million in long-term debt that was partially offset by payments on long-term debt of $4.2 million.
Long-term cash requirements, other than for normal operating expenses, are anticipated for continued global expansion, enhancements of existing technologies, possible repurchases of our common stock and the possible acquisition of businesses complementary to our existing businesses. We believe that positive cash flows from operations, together with existing cash balances and the existing credit facility, will continue to be sufficient to meet our ongoing operational requirements for the next twelve months and foreseeable future. We have historically not paid dividends, and we are restricted from doing so under our Credit Agreement. Current financing market conditions may limit our sources of funds available, and the terms of such financings for these activities to the extent financing is desirable or necessary.

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
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2009, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered equity securities of the Company during the three months ended September 30, 2009.
On October 30, 2008, the Board of Directors authorized a stock repurchase program. Under the program, the Company was authorized to repurchase up to 1 million shares of its common stock on the open market as the Company deems appropriate. The stock repurchase program expires on December 31, 2011. The following table sets forth the information with respect to purchases made by the Company of shares of its common stock during the third quarter of 2009:

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May Yet
	of Shares	Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs

July 1, 2009 to July 31, 2009	—	$—	—	987,742
August 1, 2009 to August 31, 2009	—	$—	—	987,742
September 1, 2009 to September 30, 2009	—	$—	—	987,742
ITEM 5 — OTHER INFORMATION
On May 6, 2009 the Company’s Board of Directors elected Seth W. Hamot to the position of Chairman of the Board of Directors.
On September 12, 2008, the Company entered into a three-year agreement commencing January 1, 2009 with Ernst & Young US LLP (“E&Y”) to provide standard service desk support to E&Y’s U.S. employees, partners and others who are authorized to access the service desk. This agreement followed a procurement process conducted by E&Y for service desk services in which the Company and other companies participated. The Company and E&Y carefully evaluated the proposed procurement relationship and each separately concluded it is permissible under the applicable auditor independence rules as E&Y is the consumer of the services, and the services and terms and conditions are in the ordinary course of business. The Company’s Audit Committee similarly concluded there is no impact on E&Y’s auditor independence.

ITEM 6 — EXHIBITS
The following exhibits are filed as part of this report on Form 10-Q:
10.1	Office building lease between EVERE REAL ESTATE and TechTeam Global NV/SA, dated July 1, 2009.

10.2	Office building lease between EVERE REAL ESTATE and TechTeam Global NV/SA, dated July 1, 2009.

10.3	Retention and Change of Control Agreement of David A. Kriegman, dated October 23, 2009.

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TechTeam Global, Inc.
(Registrant)

Date: November 9, 2009	By:	/s/ Gary J. Cotshott Gary J. Cotshott President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Margaret M. Loebl Margaret M. Loebl Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)