Form 10-K/A
period 2008-12-31
TECHTEAM GLOBAL INC
filed 2010-01-15
CIK 805054

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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer ☐                Accelerated filer ☒           Non-accelerated filer ☐  Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

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

TECHTEAM GLOBAL, INC.

FORM 10-K/A

TABLE OF CONTENTS

Page Number
PART IV
Item 15 Exhibits and Financial Statement Schedules	3
SIGNATURES	7

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends TechTeam Global, Inc.’s (“TechTeam” or the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009, and is being filed solely for the purpose of amending Exhibit 23.1.

Except as described above, no other changes have been made to the initial filing of the Form 10-K, the initial filing of the Form 10-K continues to speak as of the date it was originally filed, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the initial filing of the Form 10-K.  Accordingly, this Amendment should be read in conjunction with the initial filing and the Company’s other filings made with the SEC on or subsequent to March 16, 2009.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Certain documents are filed as part of this Report on Form 10-K/A.

(1)	See “Item 8 — Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006

(3)	Exhibits.

Exhibit Number	Exhibit	Reference *

2.1	Share Purchase Agreement between TechTeam Global AB and SQM Nordic AB dated January 19, 2007.	*10

2.2	First Amendment of Share Purchase Agreement between TechTeam Global AB and SQM Nordic AB dated as of February 9, 2007.	*10

2.3	Membership Interest Purchase Agreement between TechTeam Government Solutions, Inc., NewVectors Holding LLC, Altarum Supporting Organization, Inc. and Altarum Institute dated May 23, 2007.	*12

3.1	Certification of Incorporation of TechTeam Global, Inc. filed with the Delaware Secretary of State on September 14, 1987.	*5

3.2	Certificate of Amendment dated November 27, 1987 to our Certificate of Incorporation.	*5

3.3	Certificate of Amendment dated May 8, 2002 to Certificate of Incorporation.	*5

3.4	Bylaws of TechTeam Global, Inc. as Amended and Restated February 13, 2006.	*8

10.1	Lease Agreement for office space in Southfield, Michigan known as the Cumberland Tech Center between the Company and Eleven Inkster Associates dated September 27, 1993.	*2

10.2	Seventh Amendment dated August 24, 2006 to the Lease Agreement for office space in Southfield, Michigan between Eleven Inkster L.L.C. and the Company.	*9

10.3	Lease for office space in Dearborn, Michigan between the Company and Dearborn Atrium Associates Limited Partnership dated November 18, 1996.	*3

Exhibit Number	Exhibit	Reference *

10.4	Fourth Amendment to Lease between the Company and Dearborn Atrium Acquisition, L.L.C. (successor in interest of Dearborn Atrium Associates Limited Partnership) dated September 25, 2008.

10.5	Lease Agreement for office space in Davenport, Iowa known as the 1010 Shopping Center between the Company and Partnership 1010, L.L.P. dated August 28, 1999.	*4

10.6
Office Lease Agreement by and between FJ Dulles Business Park II, L.L.C., as Landlord, and TechTeam Government Solutions, Inc., (formerly known as Digital Support Corporation) as Tenant, dated December 21, 2000.
*6

10.7	Lease Contract between IMMOBILIERE DE LA RUE DE STRASBOURG SA and TechTeam Global NV/SA, as amended, dated April 4, 2003.	*6

10.8	Amendment to Contract between EVERE REAL ESTATE (successor in interest to IMMOBILIERE DE LA RUE STRASBOURG SA) and TechTeam Global NV/SA, as amended, dated May 10, 2004

10.9	Office Building Lease between Elizabethean Court Associates III L.P., as landlord, and TechTeam Global, Inc., as tenant, dated May 18, 2006.	*11

10.10	Lease Agreement for office space in Bucharest, Romania between S.C. Italian-Romanian Industrial Development Enterprises – IRIDE SA and TechTeam Global SRL dated February 2, 2005.	*7

10.11	1990 Nonqualified Stock Option Plan.	*1

10.12	2004 Incentive Stock and Awards Plan.

10.13	2006 Incentive Stock and Awards Plan.

10.14	TechTeam Global, Inc. Non-Employee Directors Equity Fee Guidelines under 2006 Incentive Stock and Awards Plan.	*13

10.15	TechTeam Global, Inc. Non-Employee Directors Deferred Compensation Plan.	*13

10.16	TechTeam Global, Inc. Compensation Policy for Non-Employee Directors.	*13

10.17	TechTeam Global, Inc. Executive Annual Incentive Plan.	*18

10.18	TechTeam Global, Inc. Executive Long Term Incentive Program.	*18

10.19	Supplemental Retirement Plan dated October 1, 2000.	*4

10.20	Employment Agreement Relating to Change of Control.

10.21	Employment Agreement between TechTeam Europe, NV and Christoph Neut dated October 2, 1996.	*6

10.22	Employment and Noncompetition Agreement between TechTeam Global, Inc. and William C. Brown, dated February 3, 2006.	*8

10.23	Amendment to Employment and Noncompetition Agreement between TechTeam Global, Inc. and William C. Brown.	*14

10.24	Employment and Noncompetition Agreement between TechTeam Global, Inc. and Gary J. Cotshott, dated February 11, 2008.	*15

10.25	Amendment to Employment and Noncompetition Agreement between TechTeam Global, Inc. and Gary J. Cotshott

10.26	Option Agreement between TechTeam Global, Inc. and Gary J. Cotshott

10.27	Employment and Non-Competition Agreement of Kamran Sokhanvari	*16

10.28	Amendment to Employment and Non-Competition Agreement of Kamran Sokhanvari

Exhibit Number	Exhibit	Reference *

10.29	Employment and Non-Competition Agreement of Armin Pressler	*16

10.30	Amendment to Employment and Non-Competition Agreement of Armin Pressler

10.31	Employment Separation Agreement and Release of Marc J. Lichtman	*18

10.32	Employment and Non-Competition Agreement of Margaret M. Loebl	*19

10.33	Amendment to Employment and Non-Competition Agreement of Margaret M. Loebl

10.34	Option Agreement between TechTeam Global, Inc. and Margaret M. Loebl

10.35	Employment Agreement Relating to Change of Control of Michael A. Sosin

10.36	Employment Agreement Relating to Change of Control of Christopher Donohue

10.37	Employment Agreement Relating to Change of Control of David A. Kriegman

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
*12

10.40	First Amendment to Credit Agreement and Consent	*17

10.41	Second Amendment Credit Agreement	*18

21.1	List of subsidiaries of TechTeam Global, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.	x

31.1	Certification of Gary J. Cotshott Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

31.2	Certification of Margaret M. Loebl Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

32.1	Certification of Gary J. Cotshott Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

32.2	Certification of Margaret M. Loebl Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

99.1	Strategy Committee Charter.
x –Filed Herewith

Exhibits 10.10 through 10.12 and Exhibits 10.16 through 10.23 represent management contracts and compensatory plans.

Exhibit
*1	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1990, filed as Exhibit 4.14 thereto.
*2	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1993.
*3	Incorporated by reference to our Annual Report on Form 10-K dated December 31, 1996.
*4	Incorporated by reference to our Annual Report on Form 10-K dated March 31, 2001.
*5	Incorporated by reference to our Annual Report on Form 10-K dated March 18, 2003.
*6	Incorporated by reference to our Report on Form 10-K dated March 24, 2004.
*7	Incorporated by reference to our Annual Report on Form 10-K dated March 18, 2005.
*8	Incorporated by reference to our Annual Report on Form 10-K dated March 16, 2006.
*9	Incorporated by reference to our Report on Form 10-Q dated November 9, 2006.
*10	Incorporated by reference to our Report on Form 8-K dated February 9, 2007.
*11	Incorporated by reference to our Annual Report on Form 10-K dated March 16, 2007.
*12	Incorporated by reference to our Report on Form 8-K dated June 5, 2007.
*13	Incorporated by reference to our Report on Form 10-Q dated August 9, 2007.
*14	Incorporated by reference to our Report on Form 8-K dated November 7, 2007.
*15	Incorporated by reference to our Report on Form 8-K dated February 14, 2008.
*16	Incorporated by reference to our Report on Form 8-K dated June 5, 2008.
*17	Incorporated by reference to our Report on Form 8-K dated June 11, 2008.
*18	Incorporated by reference to our Report on Form 8-K dated June 18, 2008.
*19	Incorporated by reference to our Report on Form 8-K dated October 7, 2008.
*20	Incorporated by reference to our Report on Form 10-Q dated November 10, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechTeam Global, Inc.

Date: January 15, 2010	By:	/s/ Gary J. Cotshott	Gary J. Cotshott
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Margaret M. Loebl	Margaret M. Loebl
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)