Form 10-K
period 2009-12-31
TECHTEAM GLOBAL INC
filed 2010-03-30
CIK 805054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer ☐           Accelerated filer ☒         Non- accelerated filer ☐        Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $55,795,000 (based on the June 30, 2009 closing sales price of $6.54 of the Registrant’s common stock, as reported on the NASDAQ® Global Market). For the sole purpose of making this calculation, the term “non-affiliates” has been interpreted to exclude directors and executive officers of the Company. Such interpretation is not intended to be, and should not be construed to be, an admission by TechTeam Global, Inc. or such directors or executive officers of the Company that such directors and executive officers of the Company are “affiliates” of TechTeam Global, Inc., as that term is defined under the Securities Exchange Act of 1934.

The number of shares outstanding of the registrant’s common stock as of March 1, 2010 was 11,140,704.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed on or before April 30, 2010, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

TECHTEAM GLOBAL, INC.

FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K, including “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including projections of revenue, gross margin, expenses, earnings or losses from operations, or other financial items; estimates of synergies; sufficiency of cash flows for future liquidity and capital resource needs; our plans, strategies, and objectives for future operations; developments or performance relating to our services; and future economic conditions or performance. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited to, the continuing effects of the U.S. recession and global credit environment, other changes in general economic and industry conditions, the award or loss of significant client assignments, timing of contracts, new business solicitation efforts, currency fluctuations, and other risks that are described herein, including but not limited to the items discussed in “Item 1A — Risk Factors” of this report, and that are otherwise described from time to time in the Company’s reports filed with the United States Securities and Exchange Commission. The forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

PART I

Item 1.	BUSINESS

General

TechTeam Global, Inc. (including its consolidated subsidiaries, “TechTeam,” the “Company” or “we”) is a leading provider of information technology (“IT”) outsourcing and business process outsourcing services to large and medium sized businesses, as well as government organizations. The Company's primary services include service desk, technical support, desk-side support, security administration, infrastructure management and related professional services. TechTeam also provides a number of specialized, value-added services in specific vertical markets. Our business consists of two main components — our Commercial business and our Government business. Together, our IT Outsourcing Services segment, IT Consulting and Systems Integration segment and Other Services segment comprise our Commercial business. Our Government Technology Services segment comprises our Government business. In addition to managing our Commercial business by service line, we also manage our business by geographic markets — the Americas (defined as North America excluding our government-based subsidiaries), Europe and Latin America and Asia. Our periodic reports and current reports filed with the United States (“U.S.”) Securities and Exchange Commission are available free of charge on our Web site, www.techteam.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

TechTeam Global, Inc. was incorporated under the laws of the State of Delaware in 1987. Our common stock is traded on the NASDAQ® Global Market under the symbol “TEAM.” Our client base includes, but is not limited to, Ford Motor Company, Deere & Company, Essilor International, Alcoa, Inc., PLLC and Phillip Morris International, as well as U.S. Federal Government departments and agencies and local government entities, such as the U.S. Air National Guard, National Institutes of Health (“NIH”), Department of Defense, Department of Homeland Security and Department of Health and Human Services.

Services and Information about Operating Segments

We provide services to our customers in four operating segments — IT Outsourcing Services, IT Consulting and Systems Integration, Government Technology Services and Other Services. IT Outsourcing Services, IT Consulting and Systems Integration, and Other Services comprise our Commercial business segments, and Government Technology Services is our Government business segment. Information with respect to each of our segments is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15 of the Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

1.         Commercial Business

a.         IT Outsourcing Services

Our IT Outsourcing Services segment provides global service desk and IT infrastructure support around-the-clock (24x7x365) for our clients, their end-users and other constituencies. We maintain and support a full range of our clients’ IT and business process infrastructures from network environments to computing systems, and from shrink-wrapped applications to advanced proprietary and acquired application systems. We also provide technical support and in multiple languages for our customers’ products in the marketplace. The two primary elements of this business segment are Enterprise Support Services and Business Process Outsourcing (“BPO Services”), which are supported by a global IT outsourcing delivery model for service desk services as discussed below.

Enterprise Support Services

A company’s IT infrastructure provides essential tools necessary for the effective delivery of its product(s) or services to its customers. Over the years, the process-based best practices for managing and controlling IT infrastructure set forth in the Information Technology Infrastructure Library (“ITIL”) is becoming the dominate methodology for the delivery of IT infrastructure support to enterprises (“IT Service Management”). IT Service Management is intended to align IT services with the current and future needs of the business and its customers, while improving quality of services and reducing the long-term cost of delivery. Historically, TechTeam’s core focus has been on service operation.

TechTeam’s operation delivery model is primarily based upon a “single point of contact” (“SPOC”) “service desk” delivery model designed to enable our clients to consolidate their incident resolution support functions into a centralized service desk, thereby reducing costs by standardizing responses to incidents, reducing unnecessary labor costs and reducing the number of incidents that need to be escalated to a higher-level support function. Our service desk technicians are trained in the client’s IT infrastructure and applications to enable them to efficiently diagnose and solve the end-user’s problems and answer technical questions.

From this SPOC service desk model, TechTeam continues to transform its service desk function into a platform for IT service management through its Lean ITIL initiative, which utilizes Lean Six Sigma methodologies to reduce waste within an IT infrastructure. TechTeam uses ITIL processes to monitor and identify where inefficiencies arise. For example, within service operations, a focus on the information derived from “incident management”, “problem management” and “event management” could provide insight into ways to resolve problems within the customer’s IT environment more quickly. As ITIL best practices and lean principles are integrated, the Company assists its customers in the reduction of support requests within their customer’s IT environment.

TechTeam is selectively extending its ITIL expertise into other areas of infrastructure support services including, but not limited to, desk side support, remote management, asset management, security administration, and network monitoring. By integrating these services with our service desk, we are able to effectively and efficiently provide standardized infrastructure support services to our customers. We generally provide these services on a managed service basis, with the customer paying for the service on a per-incident, per-seat or volume basis. Our performance is generally measured through service level agreements negotiated with our customers.

Historically, we have provided these services to large enterprises with a need for international multilingual support. For example, under the Ford Motor Company (“Ford”) Global SPOC Program (“SPOC Program”), we provide a single point of contact service desk for Ford that integrates desk side support. After we have begun to provide service to a customer, we are regularly able to expand the scope of our services to that customer because an increased volume of business allows us to obtain a higher utilization of resources and increased efficiency for the customer. We believe that we will continue to see growth in our multilingual enterprise support for large businesses. We also provide support services for smaller businesses. Our enterprise support services provide these businesses with a more economical and higher level of service desk, desk side support and network management services than they can provide themselves internally. Our flexible solution design and pricing models enable these businesses to select the level of support their organization requires, whether from dedicated or shared resources.

We are focused on expanding the markets for our enterprise support service model globally. Our customers continue to request us to expand our support for them to new countries. As a result, we continue to logically expand our global footprint to deliver the multilingual support these clients need. For example, we continued our expansion into the Philippines in 2009, and we are currently expanding our services to provide support for our customers from Latin America.

In order to deliver ITIL-based services to our customer’s efficiently, the Company is working with CA, Inc. (formerly known as Computer Associates) to deliver ITIL-based software IT service management tools to our customers. With this arrangement, our customers are able to obtain our services that leverage the use of CA technology. We believe the combination of our integrated infrastructure support and CA technology provides a differentiated service solution to the market, and the availability of CA technology increases demand for our services. While Company revenue related to CA software is not material, the Company anticipates the importance of the CA technology to the Company’s performance will continue to grow.

Business Processing Outsourcing (“BPO”) Services

Our BPO Services provide our clients with a centralized multilingual service desk. Our clients primarily outsource the technical support aspect of their customer service business process to us, such as providing support for our client’s applications sold to or provided to their customers. For example, we provide technical support for video editing software and global distribution system software for certain customers in the travel industry. Where we can create a niche, we also provide a fuller range of services to our customers. For example, we manage the set-up, shipping and support of the hardware and software used in e-clinical trials around the world for certain of our pharmaceutical industry customers. We also provide limited non-technical customer service support for our clients, such as customer enrollments and marketing promotion support.

Global IT Outsourcing Delivery Model

We continue to expand our global IT outsourcing delivery model. In 2008, we established our service desk delivery presence in Asia-Pacific through the acquisition of Onvaio, LLC and the delivery partnership with Rainmaker Systems, Inc. Accordingly, our service desk services for enterprise support and BPO services are now delivered from our facilities in the United States (Southfield, Michigan; and Davenport, Iowa), our facilities in Europe (Brussels, Belgium; Bucharest and Sibiu, Romania; and Stockholm, Sweden), Rainmaker’s facilities in the Philippines (Manila) and from our customers’ facilities. Utilizing a client-specific solution that blends the advantages of each location, we have provided cost-effective service in over 32 languages.

As our business becomes more global, our service delivery grows in complexity. To address the complexity we use data analytics, business process improvement methodology, daily productivity/profitability metrics and call center management tools to manage the variables that drive a project’s efficiency and profitability. Each delivery site has different costs, available skills and labor laws, which we often need to coordinate together to deliver a customized solution for our customers.

With delivery sites around the world, we are dependent upon technology to assist in maximizing the overall value and utilization of our technicians. We are in the process of upgrading our phone switch technology globally to fully enable voice over internet protocol (VoiP) and the dynamic routing of calls to the available international resources. Further, we continue to enhance the ability of our customer’s end users to obtain resolution to their problems from multiple channels of communication.

b.         IT Consulting and Systems Integration

During 2008, the Company decided to de-emphasize the IT Consulting and Systems Integration business segment. Accordingly, on October 31, 2008, we sold TechTeam A.N.E. NV/SA, which provided $7.2 million of revenue in this business segment in the first ten months of 2008. While we continue to provide limited services within this business segment to customers who need IT infrastructure design, development, technology deployment, application development and implementation services, we are narrowing our future focus on delivering these services to enhance our IT Outsourcing business segment. For example, we are growing our ability to assist customers in implementing CA’s Service Desk software suite.

The Company offers deployment, technical support and training services to companies in the hospitality, retail and food service industries throughout the United States. Our employees provide on-site services to implement technology and train our customers’ personnel in the use of point-of-sale and property management software. We also offer application development and application maintenance services from Romania.

c.         Other Services

We also provide, on a limited basis, technical staffing services and learning services. We provide on-site technical support services including service desk technicians, software developers and network support technicians. Most of our technical staffing placements are long-term assignments. However, in difficult economic environments, contract workers are generally terminated before a customer’s employees.

2.         Government Technology Services

Our Government Technology Services are delivered by TechTeam Government Solutions, Inc. (“TTGSI”) and its wholly-owned subsidiary, Sytel, Inc. TTGSI provides life-cycle support to the U.S. Government, in which the thought leadership of its Vector Research Center for Enterprise Performance division (“Vector Research”, formerly known as NewVectors), in business process improvement and organizational change management, is integrated with our operational IT-related delivery capabilities to create a tailored, flexible and innovative solution for our customer’s requirements. The types of IT support services provided in this business segment are similar to the services offered in our other primary business segments, but are more heavily focused on supporting the customers’ IT network. We provide these services to various departments and agencies of the U.S. Federal Government including, but not limited to, the U.S. Air National Guard, NIH, Department of Defense, Department of Homeland Security, and Department of Health and Human Services, and to local governmental entities in the United States (see information included in “Risks inherent in the provision of technology services to governmental entities” located in “Item 1A — Risk Factors”).

The majority of our revenue from this business segment is earned through long-term contracts under which we provide either managed network services for a monthly fee or services on a time and materials basis, except for revenue from Vector Research, over one-half of which is derived from short-term consulting projects. For additional information regarding the Company’s revenue recognition for Government contract, please see Critical Accounting Policies and Estimates, Revenue Recognition. For our managed network services customers, we provide complete life cycle support for a customer’s IT infrastructure ranging from their desktops to their data and voice networks. We provide design, implementation, operation and maintenance (service desk and desk side support) services. For example, TTGSI provides systems administration support, network design, database administration, engineering support and other IT technical support services to the NIH.

Over the past few years in the U.S. Federal Government IT services market, two trends have had a significant effect on our business: (a) an increasing bias toward the award of business to small disadvantaged businesses and large contractors, and (b) uncertain and changing customer priorities due to budgetary constraints and the change in administrations. We expect these trends to continue in the near term, as the Obama Administration adjusts the U.S. Federal Government priorities and acquisition policies. As a result, we anticipate unpredictable IT spending by the U.S. Federal Government for the foreseeable future.

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

We continue to focus our new business development: (a) in areas where we can utilize our considerable expertise to serve the mission-critical IT needs of the U.S. Federal Government; (b) in further developing access to government-wide acquisition contracts (framework contracts entered into by the government without committing to any actual business with the contract holder, or “GWACs”) under which we can sell task-order-based work; (c) in strengthening our relationships with other government contractors who have GWACs and other attractive contracting vehicles; and (d) in developing opportunities to leverage our considerable commercial sector expertise to provide enterprise support services through a managed service to the U.S. Federal Government. We are recognizing a trend toward consolidation in the U.S. Federal Government IT services market, both in the increased utilization of GWACs and in the number and size of competitors in that market. As this trend continues, we believe our competitive position in the marketplace will be enhanced because we are large and have critical mass to justify reliance upon us by our government clients, yet we are small and creative and able to offer highly efficient, customized solutions to their needs. In this regard, we have won two task orders under the USA Contact GWAC contract based in large part on our commercial sector expertise with call centers, contact centers and service desks.

Impact of Business with Major Clients

We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. Ford accounted for 14.3% of our total revenue in 2009, as compared to 15.9% in 2008 and 20.1% in 2007. The U.S. Federal Government accounted for 31.7% of our total revenue in 2009, as compared to 29.7% in 2008 and 27.1% in 2007. Agencies within the U.S Department of Defense, in the aggregate, accounted for approximately 17.9% of our total revenue in 2009, as compared to 18.7% in 2008 and 15.9% in 2007.

Ford Motor Company

Our business with Ford consists of service desk and desk side services, technical staffing, and network management. Revenue generated through our business with Ford decreased to $30.3 million in 2009, from $41.2 million in 2008 and $44.6 million in 2007. The decline in revenue is attributable to a number of factors, including: (a) seat count and volume declines within the Ford environment; (b) the effects of the entry into the three-year renewal of the Global Single Point of Contact ("SPOC") contract, which resulted in a change of the service delivery and pricing model as discussed below; (c) the divestiture of Jaguar Land Rover (“JLR”) from the Ford family of companies (we continue to provide services to JLR under a direct contract); (d) the termination of the Company’s contract with Dell, Inc. under which the Company provided systems integration services to Ford as a subcontractor to Dell; (e) the impact of exchange rates; and (f) the separation of Volvo Car Corporation from the global Ford IT programs, including the SPOC contract on November 1, 2009.

On December 23, 2008, the Company executed a new SPOC contract, under which TechTeam provides support services to Ford's information technology infrastructure. Under the SPOC contract, TechTeam provides service desk, deskside support, service management, infrastructure management, and identity and access management services to Ford in North America, Western Europe, and Asia. The contract renewal provides for a significant change in the service delivery model. These changes include the transition and centralization of service for English speaking Ford personnel to our operations in the Philippines, the transition of service for German speaking Ford personnel to Romania, and an enhanced centralized remote deskside support management function. This transition was completed in 2009.

Under the existing SPOC contract, we provide these infrastructure support services under specific service level metrics, and we invoice Ford based upon the number of seats we support. The number of seats supported is determined bi-annually on February 1 and August 1 of each year. If certain contractual conditions are met, Ford and TechTeam have the right during each six month period to request one out-of-cycle seat adjustment. We do not believe the revenue decline will continue in 2010, as we believe that we are well-positioned to expand the SPOC program into Latin America, Canada and Asia during 2010.

As of December 31, 2009, Ford owed the Company $2.3 million in the Americas and $1.6 million in Europe. Ford amended its North American standard purchase order terms to increase its payment terms from 30 days to 60 days from receipt of the invoice. Under the terms of the SPOC contract, the change in North American payment terms took effect December 1, 2009, and, after that date, we anticipate that there will be an increase in the aggregate accounts receivable. We do not believe that Ford’s financial condition will otherwise affect our business with Ford or the collectability of our accounts receivable from Ford; however, any failure to retain a significant amount of business with Ford, a bankruptcy filing or major restructuring by Ford, could have a material adverse effect on our operating results and liquidity.

U.S. Federal Government

We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government was $66.9 million in 2009, $77.3 million in 2008 and $60.3 million in 2007.

The results of our Government business have been impacted by the difficult government contracting environment created by the budget constraints our customers faced. As a result of this environment, many customers have delayed procurement actions. In turn, we have experienced delays in our expected new business development. Despite being informed that we were not selected as prime contractor for the Business Transformation Agency (“BTA”) of the Department of Defense, we continue to provide service to the BTA as a subcontractor. In 2009 and 2008, we earned $3.3 million and $8.9 million, respectively, in revenue from the BTA.

As previously reported, our contract for the Air National Guard (“ANG”) ended on September 30, 2009. ANG in-sourced the majority of the work performed under the expiring contract.  ANG did award a new contract to Harris Corporation, with the Company as a subcontractor, which covered the work under the expiring contract that was not in-sourced and additional positions. Accordingly, the new contract will produce significantly less revenue and gross margin than the expiring contract. Specifically, had the Company been delivering service under the new contract for the year ended December 31, 2009, total U.S. Federal Government revenue would have been reduced on a net basis by approximately 11.7%.

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

We compete with a strong combination of quality, responsiveness and attentiveness to customers’ needs, flexibility, competitive pricing, and consistently high levels of client satisfaction. We compete on our service desk offerings based on price, experience and reputation in the industry, technological capabilities, broad multilingual expertise, and responsiveness to client needs and referrals from existing clients. By integrating a range of IT infrastructure services into one service desk project, we are able to compete based on improved resource utilization. Gartner reaffirmed TechTeam’s position in the Leaders Quadrant in both the Magic Quadrant for Help Desk Outsourcing, North America and Magic Quadrant for Desktop Outsourcing Services, North America reports. Further, the Black Book of Outsourcing 2009 Rankings recognized the Company as number one globally in Help Desk Outsourcing across Tier 1 (customers with over $1 billion in revenue) and Mid Tier (customers with between $500 million and $1 billion in revenue) customers and number one globally in IT Infrastructure Outsourcing for Mid Tier customers.

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

Seasonality

There is limited seasonality to our business. Historically, our third quarter tends to be slower than the other quarters in our Commercial business due to the summer holiday season in Europe. The third quarter in our Government business tends to be positively impacted by the U.S. Federal Government agencies awarding extra tasks or completing other contract actions in the weeks before their September 30 fiscal year end to avoid the loss of unexpended fiscal year funds. The fourth quarter may be negatively affected by the seasonal holidays. Further, we can experience significant month-to-month variations in our revenue and gross margin given that we invoice approximately 54% of our revenue on:  (1) a time and materials basis in which there are variations in revenue based on the number of billable days during a quarter; or (2) a per-incident or per-call-handled basis in which revenue variations are caused by variations in call volumes and incidents handled.

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

Employees

We employed a total of 2,285 employees worldwide as of December 31, 2009, comprised of 2,134 technicians, engineers and operational staff, 39 sales and marketing employees and 112 administrative employees. Our employees, with the exception of approximately 282 employees in Europe, are not represented by a labor union, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relations with our employees generally to be solid.

European Operations

We service our clients in Europe through 12, wholly-owned subsidiaries: TechTeam Global Ltd., TechTeam Global NV/SA, TechTeam Global GmbH, TechTeam Global AB, TechTeam SQM AB (wholly-owned by TechTeam Global AB), TechTeam Global Denmark (a branch of TechTeam Global AB), TechTeam Global Sp. z o.o., TechTeam Global SRL, TechTeam Akela SRL, TechTeam Global SAS, TechTeam Global Sàrl, and TTG Portugal, Lda. We offer services from each of our business segments in Europe except Government Technology Services; however, the majority of our European revenue has historically been generated in our IT Outsourcing Services segment.

TechTeam Global Ltd., TechTeam Global GmbH and TechTeam Global AB provide Ford and its subsidiaries with IT Outsourcing Services and Technical Staffing. TechTeam Global NV/SA and TechTeam Global SRL provide our clients with primarily multilingual IT Outsourcing Services.

A summary of our international revenue and long-lived assets is set forth in Note 15 of the Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Our international business is subject to risks typically encountered in foreign operations, including changes in a specific country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar or the local currency of the subsidiary delivering the service; however, the majority of our revenue is received in the same currency in which we pay our expenses. While these risks are believed to be manageable, no assurances can be provided in this regard.

Asia/Pacific Operations

We service our clients in Asia/Pacific through: (a) two, wholly owned subsidiaries: Onvaio Asia Services (wholly-owned by Onvaio LLC and TechTeam Australia Pty Limited; and (b) our service contract with Rainmaker Systems, Inc.

Item 1A.	RISK FACTORS

You should carefully consider each of the risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K, as well as any amendments or updates reflected in subsequent filings with the SEC. The Company believes these risks and uncertainties, individually or in the aggregate, could cause its actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations, financial condition and liquidity.

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

The global economic and financial market crisis of 2008 and 2009 has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. The economic crisis has affected the financial health and stability of many of our customers, and, if the downturn trend continues, the impact to our customers may be severe. Most significantly, the economic turmoil had serious repercussions on the automotive industry, with the bankruptcy of automobile manufacturers or their suppliers. While the Company has reduced its reliance on revenue from the automotive industry over the past few years, it still earned approximately 18% of its revenue from this industry in 2009.

Moreover, we may continue to see erosion in our revenue from our current customers, as these customers seek cost savings, scale back their operations and reduce their workforce. Given the extended economic uncertainty, we are unable to predict the full impact of this pressure on our revenue; however, it could have a material impact on the Company’s business, financial condition and/or results of operations. The downturn may also lead to reduced gross margins and increased customer payment delays, defaults and/or increases in accounts receivable write-offs and our reserves for doubtful accounts. We are limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations and our long-term business approach that necessitates we remain in position to respond when market conditions improve.

Inasmuch as we provide potential customers with an effective means of reducing the cost of their IT support and/or making their IT support costs variable based upon utilization, our business is partially counter-cyclical. However, we have observed that certain current and prospective customers have slowed or stopped their outsourcing decision-making process. Further, potential customers are looking for immediate significant savings on the current cost of their IT support. While the Company may provide new customers with significant savings over the long-term, new customers have generally not been willing to pay all of the cost to transition their business to the Company. In light of transition costs, the ability of the Company to obtain new business and/or maintain its gross margin may be impaired. As a result of these factors, there are no assurances that the Company will be able to off-set the loss of revenue with new business.

The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions in the fourth quarter did and may in the future impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations. See risk factors below for a discussion of additional risks to our liquidity resulting from the current crisis.

The competitive pressures we face could harm our revenue, gross margin and business prospects.

We face intense competition in all of our markets and for all of our services. Many competitors have a significant scale advantage over us, including more locations, greater financial resources, a larger client base, and greater name and brand recognition. These competitors may be willing to provide the same services that we provide at a loss or at a lower gross margin in order to attain other, more lucrative business from our customers. Over the course of 2009, a number of our customers terminated contracts with the Company in order to enter into service agreements with new suppliers that bundled a wider range of services than the Company was able to provide. Due to this competition, it may be difficult for us to retain our current customers or grow our revenue.

The intense competition we face may result in our customers demanding reduced pricing from us in order for us to remain a preferred vendor. These pressures are likely to continue to increase due to the trend to move outsourcing services offshore to countries with lower labor costs, such as India and the Philippines. In response to these pressures, we acquired Onvaio Services Asia to provide services from Manila, the Philippines. We are also utilizing the services of Rainmaker Systems, Inc. to provide personnel, training and infrastructure to support our ITO business with Ford Motor Company, Visteon Corporation, and Deere & Company until we have established a larger facility. Our inability to continue to execute upon this strategy to address the globalization of the support services market could have a material adverse impact on our ability to maintain and grow our customer base.

In certain markets from where we provide our services, there is excess call center capacity, with high availability of labor. This excess capacity places additional price pressure for our services, as our competitors may be willing to lower their price for services below our standard margins in order to win business to fill the excess capacity. Accordingly, we may have to continue to lower the prices of our services to stay competitive, while at the same time trying to maintain or improve quality, revenue and gross margin. If we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin, and therefore our profitability, could be adversely affected. Any of these circumstances could have a material adverse effect on our business, financial condition and results of operations.

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

To the extent we provide service on a per-incident, per-call or per-minute basis, our financial performance is dependent upon the volume of service requests that we receive on the project. Some of our contracts do not contain minimum guaranteed volume, so we may not receive enough volume during a month to pay for our costs relating to a specific contract. The global economic downturn is making this problem more pronounced as our customers are not receiving their historical volume of service requests or the volume that they expected. Even where volume guarantees exist, we may not receive enough volume to make our expected profit for the month when we enforce the guarantee.

Many of our contracts contain financial penalties for our failure to meet the contractual performance service levels. For many potential reasons, including volume changes higher than anticipated, we may not be able to meet the service levels. In the United States, we are able to manage this risk through changes in our staffing, but our European entities do not have as much flexibility in staffing largely due to labor laws. As the complexity of our service delivery increases and we provide services to a single customer from multiple locations, our ability to manage service levels becomes more difficult.

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

Many of the systems we support involve managing and protecting information involved in the U.S. Department of Defense and other sensitive government functions. A security breach in one of these systems could cause serious harm to our business, could result in negative publicity and could prevent us from having further access to such critically sensitive systems or other similarly sensitive areas for other governmental clients. Losses that we could incur from such a security breach could exceed the policy limits that we have for “errors and omissions” insurance or coverage may not apply.

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

Our business involves the delivery of professional services and is very labor intensive. Our success depends in large part upon our ability to attract, develop, motivate and retain highly skilled technical, clerical and administrative employees. We can experience high turnover of our personnel and are often required to recruit and train replacement personnel as a result of a changing and expanding work force. Qualified personnel, especially in Washington, D.C., are in high demand. Accordingly, we may experience increased compensation costs due to the need to improve compensation or the need to train new staff as a result of turnover. These increased costs may not be offset through either increased productivity or higher customer pricing. Moreover, no assurances can be given that we will be able to attract and retain sufficient numbers of qualified employees in the future, especially when we need to expand our services in a short time period. While we attempt to implement a career path model where our service desks are located, thereby enabling our employees to move to new jobs that require higher skill levels and increased pay, this objective is difficult to achieve. Our inability to attract and retain qualified personnel, or increases in wages or other costs of attracting, training or retaining qualified personnel, could have a material adverse effect on our business, financial condition and results of operations.

Our inability to attract and retain qualified sales and customer service management personnel could have an adverse effect on our ability to meet our organic growth targets.

Our business involves the delivery of complex services over a distributed IT environment. It takes time to train new sales people in our business and for them to build a pipeline of opportunities. In November 2009, the Company reorganized its Americas and EMEA sales forces into a global sales force. To the extent the Company replaces members of its current sales force; the Company anticipates that the new sales persons will have limited effectiveness during 2010. Inasmuch as we strive to grow existing accounts by expanding our services to new locations or adding new services to our solution, we rely heavily on our client service managers to grow our revenue. In the past year, we have been working to add customer service management personnel. Our inability to find the right personnel and train them quickly may have an adverse effect on our ability to appropriately manage our customers and meet our organic growth targets.

Our revenue and gross profit may suffer if we are not able to maintain our relationship with significant customers for whom we have contracts up for renewal or we are unable to replace revenue lost as a result of recent contract losses.

During 2010, we have a significant volume of contracts pending renewal that comprise approximately 11.8% of our 2009 revenue. We believe that we are well-positioned to renew most of these contracts due to our overall value proposition and customer relationships, but there can be no assurance in this regard. Any significant loss of business as a result of these renewals or failure to replace revenue lost for contract non-renewals could have a material adverse effect on our business, financial condition and operating results. See also our discussion below of risks inherent in providing Government Technology Services.

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

The Company’s economic condition and/or credit market developments may reduce availability of credit under our credit agreement.

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

As a result of the economic downturn, the Company’s economic performance has declined, and this decline may affect the Company’s ability to maintain its compliance with the financial covenants set forth in accessing the credit agreement.  As a result of the goodwill impairment taken by the Company in the fourth quarter of 2009, the Company was no longer in compliance with its financial covenants, and it was required to renegotiate the terms of its credit agreement. As a result of this renegotiation, its cost of borrowing increased and the size of its facility decreased. To the extent that the Company would like to access the credit facility for purposes other than working capital or is further unable to meet the amended financial covenants, the Company anticipates that its banks will renegotiate the terms of the loan. Further, our credit agreement has terms favorable to the Company, and any renegotiation of the financial covenants will further reduce the Company’s flexibility under the credit agreement. Although we believe that our operating cash flow, access to capital markets and existing credit facilities will give us the ability to satisfy our liquidity needs for at least the next 12 months, the failure of the lender under our credit facility may impact our ability to finance our operating or investing activities.

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

Inasmuch as the Company has a market capitalization lower than its current book value, the Company will need to continue to perform interim impairment testing under Accounting Standards Codification 350, "Intangibles - Goodwill and Other", ("ASC 350"), which may require the Company to record a goodwill impairment charge.

During the years ended December 31, 2009 and 2008, we performed our annual goodwill impairment test as of October 1 of each year. Additionally during the year ended December 31, 2008, as a result of recent economic events, coupled with the conclusion of certain customer contracts, and the decline in our stock price, we updated our annual goodwill impairment testing from October 1, 2008 to perform an interim impairment test as of December 31, 2008. During our 2009 impairment test, we determined that goodwill was impaired for our Government Solutions and SQM reporting units. We did not incur an impairment charge relating to our goodwill impairment test as of October 1, 2008 or December 31, 2008. If future results for the Company’s other assets for which it holds goodwill are not consistent with our current assumptions and estimates, we may be required to record additional goodwill impairment charges at a later date. Please see Note 4 – Goodwill and Other Intangible Assets for further information.

We are subject to numerous risks relating to our international operations.

We operate businesses in many countries outside the United States, located throughout Europe and Asia. As part of our business strategy, we will continue to expand our global reach, to deliver services from additional locations in the Asia Pacific region and from Central and South America. As a result, we expect to continue expansion through start-up operations and acquisitions in additional countries. Expansion of our existing international operations and entry into additional countries will require management attention and financial resources.

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

There are substantial risks associated with expanding our labor force into offshore markets.

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

We serve an increasing number of our U.S.-based customers using service desks in Europe. Some of these contracts are priced in U.S. dollars, while a substantial portion of our costs are incurred in Romanian ron or the European euro. In this way, we are subject to “operational” foreign currency exchange risk. Although we enter into foreign exchange contracts from time to time to limit potential foreign currency exposure, we do not fully hedge this exposure. As a result, unfavorable shifts in exchange rates may reduce our gross profit on these contracts.  In addition, we are subject to “financing” foreign currency exchange risk. In the normal course of our business, our operating subsidiaries will loan funds to each other. This creates a natural foreign currency gain or loss for the financing counterparty subsidiary which operates in a currency different from that in which the loan is denominated. This gain or loss is necessarily realized in our financial statements in unpredictable character (gain or loss) and amount.

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

With the addition of our Philippines service desk facility; we continue to increase the amount of business that we are performing for the same customer from more than one location. Multisite and multilingual delivery increases the complexity of the service provided including, but not limited to, managing call volume and resources. Our inability to manage the different cultures and personnel to deliver consistent quality from different sites could have a material adverse effect on our business, financial condition and results of operations.

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

We are focused on developing relationships with channel partners to help us sell our services. These channel and alliance partners may be large companies with complementary services that may hire us to provide services to their customers. In these relationships, we generally do not control the customer relationship. Accordingly, we are dependent upon the prime contractor to appropriately manage our service delivery for the end customer. The failure of the prime contractor to do so can lead to situations where projects are delayed, modified or terminated for reasons outside our control. The channel partners may be in a different business or we may be their customer, and therefore we must balance our interest in obtaining new business with the best value for our purchases. Our inability to manage these relationships could have a negative effect on our business, financial conditions and results of operations.

Our inability to effectively manage our regional subcontractors who provide service to our customers may have an adverse affect on our business, financial condition and results of operations.

In order to meet the global needs of our customers, the Company currently subcontracts service to Rainmaker Systems, Inc. in the Philippines, and it anticipates providing support to its customers by subcontracting services from one or more other vendors in South America. In this way, we are able to expand globally, without the risk and expense of launching operations in new locations. The subcontractors are providing support to major customers of the Company, including Ford Motor Company, Deere & Company and Visteon Corporation. However by relying upon subcontractors, our contract risk with our customers is heightened. We lose some control over the performance of the services because the customer is being serviced by employees of another company. The company selected to serve as subcontractor does not necessarily have interests aligned with the interests of the Company. For example, the subcontractors often provide the same type of services as TechTeam, and we often compete for the same customers. To the extent the size of the business subcontracted is small, the subcontractor may not place enough emphasis on providing quality service. Accordingly, managing the business interests of the respective companies is one of the risks of implementing a business strategy relying on subcontractors. Our inability to manage these relationships could have a negative effect on our business, financial conditions and results of operations.

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

We rely upon a combination of nondisclosure and other contractual arrangements and trade secrets, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees, customers and suppliers and limit distribution of proprietary information. There can be no assurance, however, that the steps taken by us in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use of such information and take appropriate steps to enforce our intellectual property rights. Our ability to enforce our trademarks, copyrights, software licenses, and other intellectual property rights is subject to general litigation risks.  In some cases, the ownership or scope of an entity’s or person’s rights is unclear and may also change over time, including through changes in U.S. or international intellectual property laws or regulations or through court decisions or decisions by agencies or regulatory boards that manage such rights.  Our intellectual property may be subject to even greater risk in foreign jurisdictions, as it is often more difficult and costly to enforce our rights in foreign jurisdictions.  Moreover, the laws of many countries do not protect proprietary rights to the same extent as the laws of the United States and intellectual property developed for us by our employees or contractors in foreign jurisdictions may not be as protected as if created in the United States.

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

The price of our common stock has been, and may continue to be, highly volatile in response to various factors, many of which are beyond our control including, but not limited to:

•	the depth and liquidity of the trading market for our common stock;

•	general economic conditions;

•	developments in the industries or markets in which we operate;

•	acquisitions and divestitures;

•	announcements by competitors;

•	actual or anticipated variations in quarterly or annual operating results;

•	speculation in the press or investment community;

•	sales of large blocks of our common stock or sales of our common stock by insiders;

•	any dilutive effect from stock offerings;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	regulatory actions or litigation; and

•	departures of our key personnel.

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

None.

Item 2.           PROPERTIES

Our world headquarters and principal executive offices are located in Southfield, Michigan. The following table sets forth certain information regarding the principal properties used by TechTeam as of March 1, 2010, all of which are leased:

Location	Function	Lease Term Beginning and End (mm/dd/yr)	Square Footage
Southfield, MI	World Headquarters and Service Desk Facility	11/01/93 – 08/31/16	73,622

Brussels, Belgium	European Headquarters and Service Desk Facility	08/01/97 – 06/30/18	32,842

Bucharest, Romania	Service Desk Facility	09/01/04 – 05/13/15	30,140

Ann Arbor, MI	Sales and Administrative Office	05/31/07 – 03/31/13	17,766

Chantilly, VA	Headquarters of TechTeam Government Solutions, Inc.	06/12/04 – 05/31/11	17,957

Davenport, IA	Service Desk Facility	10/15/99 – 08/31/14	18,339

Bucharest, Romania	Headquarters of TechTeam Akela SRL	10/01/06 – 06/30/14	10,065

Stockholm, Sweden	Headquarters of TechTeam SQM AB	02/14/07 – 12/31/13	6,598

Dresden, Germany	Service Desk Facility	04/01/08 – 07/31/16	5,748

Bethesda, MD	Sales and Administrative Office	06/01/01 – 10/31/13	5,428

Alexandria, VA	Sales and Administrative Office	05/31/07 – 05/30/11	5,258

Portsmouth, RI	Sales and Administrative Office	06/01/01 – 05/31/12	4,200

Sibiu, Romania	Service Desk Facility	03/07/08 – 03/17/11	3,659

Alexandria, VA	Sales and Administrative Office	04/01/08 – 03/31/13	3,142

San Diego, CA	Sales and Administrative Office	05/31/07 – 04/30/13	2,350

Galati, Romania	Sales and Administrative Office	05/01/07 – 09/30/10	861

Manila, Philippines	Service Desk Facility	05/01/08 – 11/30/10	3,003

Other than its service desk facility in Bucharest, Romania, the Company believes the facilities it occupies are well maintained and in good operating condition. The Company’s Bucharest, Romania service desk facility has structural defects, which the landlord has not remedied. Accordingly, the Company is evaluating the suitability of this facility for its long-term needs. While not ideal, the facility does meet the Company’s short-term requirements. Although the Company also believes these locations are adequate to meet its needs for the foreseeable future, the Company is continually evaluating its facility requirements in light of its need to provide cost effective global support with specific IT and language skills. These facilities include general office space. Because some of its services are performed at client sites, the cost of maintaining multiple offices is minimized.

Item 3.	LEGAL PROCEEDINGS

From time to time we are involved in various litigation matters arising in the ordinary course of business. None of these matters, individually or in the aggregate, currently is material.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ® Global Market under the symbol “TEAM.” The following table sets forth the reported high and low sales prices of our common stock for the quarters indicated as reported by the NASDAQ® Global Market.

Year and Quarter	High	Low
2009
First Quarter	$6.45	$3.50
Second Quarter	7.10	4.44
Third Quarter	9.79	5.41
Fourth Quarter	8.47	6.40

2008
First Quarter	$12.60	$7.80
Second Quarter	10.85	8.45
Third Quarter	10.65	7.15
Fourth Quarter	7.31	3.34

The Company has historically not paid dividends on its common stock and is restricted from doing so under its current credit agreement between the Company, JPMorgan Chase Bank, N.A and Bank of America, N.A. (“Credit Agreement”). Any future decision regarding the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our earnings, financial position, capital requirements, existing credit agreements and such other factors as the Board of Directors deems relevant. The Company does not currently have plans to pay cash dividends in the foreseeable future.

TechTeam had approximately 338 shareholders of record as of March 1, 2010. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

On October 30, 2008, the Board of Directors authorized a stock repurchase program. Under the program, the Company was authorized to repurchase up to one million shares of its common stock as the Company deems appropriate. The Company is limited under its current credit agreement with an annual limitation of $3.0 million per year on the repurchase of its common stock. The stock repurchase program expires on December 31, 2011.The Company did not repurchase any shares in 2009. The maximum number of shares that may yet be purchased under the program is 987,742.

Performance Graph

Set forth below is a graph comparing the cumulative total return on TechTeam’s common stock from January 1, 2004 through December 31, 2009, with that of the NASDAQ Stock Market — U.S. Index (the “NASDAQ U.S. Index”) and the NASDAQ Computer & Data Processing Services Stocks Index (the “NASDAQ Computer Index”) over the same period. The graph assumes that the value of the investment in TechTeam’s common stock, the NASDAQ U.S. Index and the NASDAQ Computer Index was $100 on January 1, 2004, and that all dividends were reinvested.

The graph displayed below is presented in accordance with U.S. Securities and Exchange Commission requirements. Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. This graph in no way reflects TechTeam’s forecast of future financial performance.

Total Return Index
	Dec 2004	Dec 2005	Dec 2006	Dec 2007	Dec 2008	Dec 2009
NASDAQ U.S.	$100	$102	$112	$122	$59	$85

NASDAQ Computer	$100	$103	$116	$142	$82	$133

TechTeam Global	$100	$99	$111	$124	$58	$75

Item 6.	SELECTED FINANCIAL DATA

The following table presents information derived from our consolidated financial statements for each of the five years ended December 31, 2009. This information should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data.” The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

	Year Ended December 31,
Statements of Operations Data	2009	2008		2007		2006		2005
	(In thousands, except per share data)
Revenue
Commercial
IT Outsourcing Services	$106,229	$120,166		$104,659		$86,461		$76,845
IT Consulting and Systems Integration	12,755	27,064		28,064		24,013		24,483
Other Services	15,817	24,110		20,219		9,497		9,010
Total Commercial	134,801	171,340	(b)	152,942	(d)	119,971		110,338	(f)
Government Technology Services	76,440	88,615		69,254	(e)	47,393		56,159	(g)
Total revenue	$211,241	$259,955		$222,196		$167,364		$166,497
Impairment charges	$27,453 (a)	$—		$—		$—		$—
Restructuring charges, net	411	5,719	(c)	—		—		—
(Loss) income before income taxes	(21,894)	7,150		9,639		2,750	(h)	7,796
Income tax (benefit) provision	(3,261)	4,182		3,343		873		2,402
(Loss) income from continuing operations	(18,633)	2,968		6,296		1,877		5,394
(Loss) income from discontinued operations	—	—		—		(43)		74
Net (loss) income	$(18,633)	$2,968		$6,296		$1,834		$5,468

Diluted earnings (loss) per common share
Income (loss) from continuing operations	$(1.75)	$0.28		$0.60		$0.18		$0.54
Income (loss) from discontinued operations	—	—		—		—		0.01
Net income (loss) per share	$(1.75)	$0.28		$0.60		$0.18		$0.54

Weighted average common shares and common share equivalents outstanding	10,618	10,555		10,506		10,176	(i)	9,832	(i)
Weighted average preferred shares outstanding	—	—		—		—	(i)	244	(i)

(a)
As part of the Company’s annual impairment test it was determined that the goodwill for Government Solutions and SQM reporting units were impaired. The Company also recorded an impairment charge for certain intangible assets at these reporting units.

(b)
On May 30, 2008, the Company acquired 100% of the outstanding stock of Onvaio LLC. On October 31, 2008, the Company completed the sale of TechTeam A.N.E NV/SA, the results of which were included in continuing operations through the date of the sale.

(c)	On May 28, 2008 and December 30, 2008, the Company announced corporate-wide restructuring actions.

(d)	On February 9, 2007, the Company acquired 100% of the outstanding stock of SQM Sverige AB.

(e)	On May 31, 2007, the Company acquired 100% of the membership interest in NewVectors LLC, and on August 31, 2007, we acquired 100% of the outstanding stock of RL Phillips, Inc.

(f)	On October 3, 2005, the Company acquired 100% of the outstanding stock of Akela Informatique SRL.

(g)	On January 3, 2005, the Company acquired 100% of the outstanding stock of Sytel, Inc.

(h)
During 2006, the Company recorded expenses totaling $1.4 million for legal and professional fees associated with a proxy contest initiated by a shareholder, an asset impairment charge of $580,000 related to a software asset and $650,000 for the settlement of claims against the Company by certain former Company officers.

(i)	In May 2005, the holder of our preferred stock converted all of the preferred shares into 689,656 shares of common stock.

	As of December 31,
Balance Sheet Data	2009(a)	2008 (b)	2007 (c)	2006	2005 (d)
	(In thousands)
Total assets	$122,520	$167,363	$182,169	$117,930	$123,010
Long-term obligations	11,796	30,156	33,963	5,426	14,115
Total shareholders’ equity	$83,629	$98,733	$97,031	$86,308	$78,240	(e)

(a)
As part of the Company’s annual impairment test it was determined that the goodwill for Government Solutions and SQM reporting units was impaired. The Company also recorded an impairment charge for certain intangibles assets at these reporting units.

(b)	On May 30, 2008, we acquired 100% of the outstanding stock of Onvaio LLC. On October 31, 2008, the Company completed the sale of TechTeam A.N.E NV/SA.

(c)
On February 9, 2007, we acquired 100% of the outstanding stock of SQM Sverige AB. On May 31, 2007, we acquired 100% of the membership interest in NewVectors LLC. On August 31, 2007, we acquired 100% of the outstanding stock of RL Phillips, Inc.

(d)	On October 3, 2005, we acquired 100% of the outstanding stock of Akela Informatique SRL. On January 3, 2005, we acquired 100% of the outstanding stock of Sytel, Inc.

(e)	In May 2005, the holder of our preferred stock converted all outstanding shares of preferred stock into 689,656 shares of common stock.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

Overview

TechTeam Global, Inc. is a leading provider of IT outsourcing and business process outsourcing services to large and medium business, as well as government organizations. The Company's primary services include service desk, technical support, desk-side support, security administration, infrastructure management and related professional services. TechTeam also provides a number of specialized, value-added services in specific vertical markets. Our business consists of two main components — our Commercial business and our Government business. Together, our IT Outsourcing Services segment, IT Consulting and Systems Integration segment and Other Services segment comprise our Commercial business. In addition to managing our commercial business by service line, we also manage it by geographic markets — the Americas (defined as North America excluding our government-based subsidiaries), Europe and Latin America/Asia. Our Government Technology Services segment comprises our Government business.

As with most businesses, 2009 was a year of significant challenges for TechTeam, as its customers felt the effects of the worst economic downturn since the Great Depression. The Company’s results from operations reflect these challenges:

•
As a result of the difficult economy, conditions in the markets we serve and our customer’s reactions to their financial circumstances, we experienced significant price, volume and account erosion. Our revenues declined by $48.7 million or 18.7% from 2008, across all of our business segments and regions. In the third quarter and fourth quarter of 2009, contracts to provide services to certain customers ended, steepening the revenue decline. While we have launched significant new business to off-set some of this revenue decline, the revenue decline will likely affect the Company’s results in the first half of 2010.

•
During 2009, our gross margins improved to 23.9% from 23.2%. In spite of revenue declines during the period, we responded to the need to adjust our service delivery cost structure to meet the needs of our business.

•
However, as a result of poor economic conditions and staffing contract losses in Sweden, we anticipate reductions in expected future cash flows from our 2007 acquisition of TechTeam SQM AB. In addition, the insourcing of the Air National Guard contract by the U.S. Federal Government and reduced demand for certain other contracts at our TechTeam Government Solutions, Inc subsidiary will also reduce our expected future cash flows. Based upon these reductions in anticipated cash flow, we have concluded that goodwill was impaired in our Government Solutions and SQM reporting units. Accordingly, we recorded a $20.8 million and $4.4 million pretax impairment charge in the fourth quarter of 2009 to reflect the implied fair value of goodwill for Government Solutions and SQM reporting units, respectively. Further, we recorded a $0.5 million and $1.8 million pretax impairment charge in the fourth quarter of 2009 to reflect the fair value of certain intangible assets relating to Government Solutions and SQM reporting units, respectively. The reduction in the value of intangibles assets will reduce the rate of amortization for these acquisitions in 2010.

•
As a result of the impairment, as of December 31, 2009, the Company was no longer in compliance with the financial covenants in its secured credit agreement with JPMorgan Chase Bank, N.A. (“Credit Agreement”). Accordingly, the Company renegotiated the terms of the Credit Agreement and entered into the third amendment of the Credit Agreement on March 26, 2010. See Note 18 – Subsequent Event.

•
As a result of lower revenues, our SG&A expense during 2009 increased as percentage of revenue by 2.3 percentage points to 20.3% in 2009. Rather than reduce investments in marketing and sales on a short run basis, we chose to continue our investment in sales and marketing to increase our backlog of new business. We reorganized our sales and solution design organizations to better serve our global customers, which resulted in a minor restructuring of our European business in the fourth quarter 2009.

Despite these challenging results, the Company managed capital conservatively in 2009. Cash provided by operations for the twelve months ended December 31, 2009 increased by 130% to $20.2 million over the $8.8 million in cash provided by operations during the same period in 2008, driven by improvements in working capital management. For the full year 2009, the Company retired a total of $20.1 million in outstanding debt, eliminating approximately 57% of its outstanding debt during the twelve months ended December 31, 2009. The Company made significant progress in 2009 toward its transformation into a truly global IT service provider with significant revenue diversification from its government business.

•
Our Lean ITIL (Information Technology Infrastructure Library) business model demonstrates an improvement in our operational excellence, which is the foundation of our business. Our gross margin improved in our commercial business in both the Americas and Europe.

•
We believe the focused development of our Lean ITIL-based service desk expertise positions the Company well in the enterprise support services market, as the implementation of ITIL and Lean principles into our customer’s environment improves quality and lowers cost.  It provides us with an avenue to drive value into our customer engagement with higher margin value-added services, including remote infrastructure management and security administration.

•
We have extended our global reach by expanding into important, targeted geographies and by leveraging the strong relationships that we have with current global clients to provide services to them across geographies and in new markets.

•
For a company of our size, we have a superb customer base and impressive capability to deliver standardized, cost-effective services globally. In this way, we believe we have made significant strides in the establishment of TechTeam as a brand leader in our chosen service offerings.

In the first quarter of fiscal 2009, management changed its methodology for evaluation of the performance of the Company’s outsourcing services. As a result of this change, certain costs that were previously included in Selling, general and administrative expense were re-characterized in Cost of revenue in the Company’s Condensed Consolidated Statements of Operations because they are directly related to revenue. The Company’s financial statements for fiscal year 2008 and 2007 have been revised, for all periods presented, to conform to the current year presentation. This re-categorization of costs did not change net income or earnings per share, for all periods presented. There was no cumulative effect to retained earnings as a result of this re-categorization, and there was no change to the carrying amount of assets and liabilities in fiscal 2008.

Results of Operations
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenue

	Year Ended December 31,		Increase	%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)
Revenue
Commercial Business
IT Outsourcing Services	$106,229	$120,166	$(13,937)	(11.6)%
IT Consulting and Systems Integration	12,755	27,064	(14,309)	(52.9)%
Other Services	15,817	24,110	(8,293)	(34.4)%
Total Commercial	134,801	171,340	(36,539)	(21.3)%
Government Technology Services	76,440	88,615	(12,175)	(13.7)%
Total revenue	$211,241	$259,955	$(48,714)	(18.7)%

Total Company revenue decreased $48.7 million, or 18.7%, to $211.2 million in 2009 from $259.9 million in 2008. The revenue decrease was across all segments and was driven primarily by approximately $7.6 million negative impact of exchange rates on Europe revenue, $7.2 million lower revenues from the divestiture of ANE on October 31, 2008, the conclusion of customer contracts in the IT Outsourcing Services and Government Technology Services segments and a decrease in project based work due to the difficult economic environment. This decrease in revenue was partially offset by new customer contracts in the Americas and the acquisition of Onvaio that was completed on May 30, 2008. The foreign currency impact was calculated as if revenue generated in Europe was translated into U.S. dollars at the average exchange rates in effect for 2008. We are unable to predict the effect fluctuations in international currencies will have on revenue, but given the uncertain effect of the global economic environment on the U.S. dollar, there could be noteworthy revenue volatility in 2010. Excluding the impact of exchange rates on revenue and the revenue from the acquisition of Onvaio and the divestiture of ANE, revenue decreased approximately $34.5 million, or 13.7%.

IT Outsourcing Services

Revenue from IT Outsourcing Services decreased $13.9 million, or 11.6%, to $106.2 million in 2009, from $120.1 million in 2008. The revenue decrease was primarily the result of the impact of exchange rates on revenue, the conclusion of customer contracts in Europe and the Americas and lower revenue from Ford, which was partially offset by an increase in revenue in the Americas from new customer contracts. The foreign currency impact was approximately $5.1 million and was calculated as if IT Outsourcing Services revenue in Europe was translated into U.S. dollars at the average exchange rates in effect for 2008.

IT Outsourcing Services revenue generated from Ford globally decreased $8.8 million, or 25.0%, to $26.2 million in 2009 compared to $35.0 million in 2008. Revenue from Ford declined 8.9% in the Americas and 41.3% in Europe as a result of a decline in seats supported from a reduction in Ford’s workforce, the impact of exchange rates, the lower price in the contract renewal, the separation of Jaguar Land Rover from the Ford SPOC contract and the separation of Volvo Car Corporation from the global Ford IT programs, including the SPOC contract in November 2009. However, the Company still provides services to Jaguar Land Rover under a direct contract. Please refer to our discussion of Ford in the “Impact of Business with Major Clients” section of MD&A.

IT Consulting and Systems Integration

Revenue from IT Consulting and Systems Integration decreased $14.3 million, or 52.9%, to $12.8 million in 2009, from $27.1 million in 2008. Revenue decreased in Europe mainly due to the divestiture of ANE, a decrease in project-based work due to a difficult economy and the elimination of projects. In the Americas, revenue decreased primarily from the wind-down of certain systems implementation and training projects in our hospitality business and our business with Dell through Ford. Excluding revenue from the divestiture of ANE, IT Consulting and Systems Integration revenue decreased $7.1 million, or 35.8%, to $12.8 million in 2009 from $19.9 million in 2008.

Government Technology Services

Revenue from Government Technology Services decreased $12.2 million, or 13.7%, to $76.4 million in 2009, from $88.6 million in 2008, primarily due to a reduction in business with the BTA of the Department of Defense, where we now work as a subcontractor after being a prime contractor, and the conclusion of the Company’s ANG contract on September 30, 2009. The work performed under the ANG contract was in-sourced to be performed by U.S. Federal Government employees. The Company continues to provide service to ANG as a subcontractor to Harris Corporation who was awarded the work under the expiring contract that was not in-sourced and added some other positions. Accordingly, the new contract will produce significantly less revenue and gross margin than the expiring contract. Please refer to our discussion of the U.S. Federal Government in the “Impact of Business with Major Clients” section of MD&A.

Gross Profit and Gross Margin

	Year Ended December 31,
	2009		2008
	Amount	Gross Margin %	Amount	Gross Margin %	Increase (Decrease)	% Change
	(In thousands, except percentages)
Gross Profit
Commercial
IT Outsourcing Services	$23,330	22.0%	$24,350	20.3%	$(1,020)	(4.2)%
IT Consulting and Systems Integration	2,865	22.5%	6,427	23.7%	(3,562)	(55.4)%
Other Services	3,854	24.4%	5,427	22.5%	(1,573)	(29.0)%
Total Commercial	30,049	22.3%	36,204	21.1%	(6,155)	(17.0)%
Government Technology Services	20,437	26.7%	24,232	27.3%	(3,795)	(15.7)%
Total gross profit	$50,486	23.9%	$60,436	23.2%	$(9,950)	(16.5)%

Gross profit decreased $9.9 million, or 16.5%, to $50.5 million in 2009 from $60.4 million in 2008. In contrast, gross margin improved to 23.9% in 2009 from 23.2% in 2008. The decrease in gross profit was driven mainly by severance costs and lower revenue related to the conclusion of customer contracts in the IT Outsourcing Services and Government Technology Services segments. The acquisition of Onvaio and the divestiture of ANE had a slight impact on 2009 gross profit and gross margin. The improvement in gross margin was driven by new customer contracts in the Americas, elimination of lower margin projects, successful execution of restructurings announced and completed in 2008 and enhanced operational efficiencies. Excluding gross profit contributed by the acquisition of Onvaio and the divestiture of ANE, total gross profit decreased $9.3 million, or 15.7%, and gross margin decreased to 23.0% in 2009 from 23.5% in 2008.

IT Outsourcing Services

Gross profit from IT Outsourcing Services decreased 4.2% to $23.3 million in 2009, from $24.4 million in 2008, while gross margin increased to 22.0% from 20.3%. Gross profit decreased mainly due to severance costs and lower revenue related to the conclusion of customer contracts. Gross margin improved primarily due to operational improvements on certain existing accounts and the successful execution of restructurings announced and completed in 2008. Gross profit and gross margin in the Americas was also positively impacted by new customer contracts and the acquisition of Onvaio.

IT Consulting and Systems Integration

Gross profit from IT Consulting and Systems Integration decreased 55.4% to $2.9 million in 2009 from $6.4 million in 2008, and gross margin decreased to 22.5% from 23.7% in 2008. Gross profit in Europe decreased due to the divestiture of ANE on October 31, 2008 and a reduction in project-based IT Consulting work due to economic pressures. Gross profit in the Americas decreased mainly due to the wind-down of certain systems implementation and training projects in our hospitality business and our business with Dell through Ford.

Government Technology Services

Gross profit from our Government Technology Services segment decreased 15.7% to $20.4 million in 2009 from $24.2 million in 2008, and gross margin decreased to 26.7% from 27.3%. The decrease in gross profit and gross margin was due to the decrease in revenue from becoming a subcontractor with the BTA and the loss of the ANG contract as of September 30, 2009. Please refer to our discussion of the U.S. Federal Government in the “Impact of Business with Major Clients” section of MD&A.

Geographic Market Discussion

	Year Ended December 31,		Increase	%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)
Revenue
Commercial
Americas	$65,836	$72,375	$(6,539)	(9.0)%
Europe	68,965	98,965	(30,000)	(30.3)%
Total Commercial	134,801	171,340	(36,539)	(21.3)%
Government	76,440	88,615	(12,175)	(13.7)%
Total revenue	$211,241	$259,955	$(48,714)	(18.7)%

Gross Margin
Commercial
Americas	20.0%	19.8%
Europe	24.3%	22.1%
Total Commercial	22.3%	21.1%
Government	26.7%	27.3%
Total Gross Margin	23.9%	23.2%

Americas

Revenue generated in the Americas decreased $6.6 million, or 9.0%, to $65.8 million in 2009, from $72.4 million in 2008. Revenue from IT Outsourcing Services grew as a result of new customers and growth in existing customers that was partially offset by a decline in revenue earned from Ford. Revenue in IT Consulting and Systems Integration decreased mainly due to the wind-down of certain systems implementation and training projects in our hospitality business and our business with Dell through Ford. The Other Services segment also experienced a decrease in revenue from technical staffing projects primarily due to the Company’s decision to exit low margin work. Gross margin from the Americas increased to 20.0% in 2009 from 19.8% in 2008 primarily due to new customers in IT Outsourcing Services, the acquisition of Onvaio and improved operating efficiencies.

Europe

Revenue generated in Europe decreased $30.0 million, or 30.3%, to $69.0 million in 2009 from $99.0 million in 2008, due to the impact of exchange rates on revenue, the conclusion of customer contracts in the IT Outsourcing Services segment, the divestiture of ANE and a decrease in our staffing business at SQM and Akela. The foreign currency impact accounted for approximately $7.6 million of the decline and was calculated as if revenue in Europe in 2009 were translated into U.S. dollars at the average exchange rates in effect for 2008. Excluding the impact of exchange rates on revenue and the divestiture of ANE, revenue decreased approximately $15.2 million, or 16.6%, to $76.6 million in 2009 from $91.8 million in 2008. Gross margin from Europe increased to 24.3% in 2009, from 22.1% in 2008, primarily due to divesting of certain lower margin IT Consulting and Systems Integration projects at ANE and throughout Europe and improved operating efficiencies in our IT Outsourcing business.

Operating Expenses and Other

	Year Ended December 31,		Increase	%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general and administrative expense	$42,823	$46,920	$(4,097)	(8.7)%
Impairment charges	$27,453	$—	$27,453	NM
Restructuring charges, net	$411	$5,719	$(5,308)	(92.8)%
Net interest expense	$1,018	$1,712	$(694)	(40.5)%
Foreign currency transaction (loss) gain	$(675)	$910	$(1,585)	NM
Other income, net	$—	$155	$155	(100.0)%
Income tax (benefit) provision	$(3,261)	$4,182	$(7,443)	(178.0)%

SG&A expense decreased $4.1 million, or 8.7%, to $42.8 million in 2009 from $46.9 million in 2008. The decrease resulted primarily from a reduction in payroll related costs driven by lower administrative headcount from the restructuring actions taken in 2008 and a decrease in amortization expense, partially offset by an increase in professional fees. SG&A expense increased to 20.3% of total revenue in 2009, from 18.0% of total revenue in 2008 primarily to the decline in revenue and the inability of the Company to adequately reduce SG&A costs, in 2009, in response to the decline in revenue.

In connection with the decision between the Board of Directors and the Company’s former President and Chief Executive Officer, William C. Brown, not to renew Mr. Brown’s contract upon its completion in February 2009, Mr. Brown’s Employment and Noncompetition Agreement was amended. Under the terms of the amendment all outstanding, stock-based awards were accelerated and the period in which the stock options may be exercised was extended in February 2008. These actions resulted in additional non-cash compensation expense of $254,000 in 2008.

The Company performed its annual impairment of goodwill test on October 1, 2009 and recorded a $20.8 million and $4.4 million pretax impairment charge in the Government Solutions and SQM reporting units, respectively. The Company reviewed its other intangible assets, primarily customer relationships, for impairment in accordance with ASC 360, “Property, Plant and Equipment”. The Company concluded, based on this comparison, that the intangible assets were impaired at its Government Solutions and SQM reporting units. The Company recorded a $0.5 million and $1.8 million pretax impairment charge to reflect the fair value of those intangible assets for Government Solutions and SQM reporting units, respectively. The goodwill and intangible impairment charges are reported in the impairment charges line item of the Condensed Consolidated Statement of Operations. Please see Note 4 – Goodwill and Other Intangible Assets for further details.

In 2009, the Company restructured its global leadership team to improve global management consistency. The 2009 pre-tax restructuring charge amounted to $1.2 million and was primarily related to separation costs for one employee in Belgium. In 2008, the Company announced corporate-wide organizational realignment and restructuring actions to improve operating efficiency, achieve greater global consistency and drive improved financial performance.  The 2008 pre-tax restructuring charges amounted to $5.7 million and were primarily related to separation costs for approximately 80 employees and reductions in excess leased facility capacity. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded restructuring related reserves of $756,000 were reversed in 2009 primarily from the Company favorably amending a lease for facilities in Europe to eliminate its obligation to pay for leased space that was vacated and expensed as part of the 2008 restructuring.

Net interest expense was $1.0 million in 2009, compared to $1.7 million in 2008, a result of lower average outstanding long-term debt offset by lower interest income from lower average invested cash equivalents and lower interest rates.

The consolidated effective tax rate was 14.9% in 2009.  This rate differs from the statutory rate of 34% primarily due to the effects of an impairment charge of $27.5 million, of which $12.6 million was not tax deductible. Excluding impairment and restructuring charges, the effective tax rate for the year ended December 31, 2009 was 39.3%. The effective tax rate excluding the impairment and restructuring charge differs from the statutory tax rate of 34.0% primarily due to foreign operating losses for which a tax benefit is not recorded, nondeductible expenses and state income taxes.

The consolidated effective tax rate was 58.5% in 2008. This rate differs from the statutory tax rate of 34.0% primarily due to foreign operating losses for which a tax benefit is not recorded and nondeductible expenses.  The level of foreign operating losses increased during the second quarter of 2008 because a significant portion of the Company’s restructuring charges was incurred in countries with historical operating losses.

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

Total Company revenue increased 17.0% to $259.9 million for 2008, through a combination of acquisitions completed in 2008 and 2007 along with organic growth across most product lines. Excluding revenue from acquisitions that affect year-over-year comparability, revenue increased 9.1% to $242.5 million for 2008. Revenue in 2008 was also positively impacted by fluctuations in the international currencies in which we do business. If revenue generated in Europe were translated into U.S. dollars at the average exchange rates in effect for 2007, reported revenue would have decreased by approximately $4.3 million for 2008.

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

IT Consulting and Systems Integration

Revenue from IT Consulting and Systems Integration decreased 3.6% to $27.1 million for 2008, from $28.1 million for 2007, due primarily to a decrease in Europe from the divestiture of ANE and a decrease in project based work due to a difficult economy and de-scoping or elimination of projects in Europe partially offset by an increase in revenue growth in the Americas. Revenue in the Americas increased from growth in the Company’s hospitality business and organic growth through existing customers in our IT Outsourcing Services segment. The increase in the Americas was partially offset by a decrease in our business with Dell.

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

Gross Profit and Gross Margin

	Year Ended December 31,
	2008		2007
	Amount	Gross Margin %	Amount	Gross Margin %	Increase (Decrease)	% Change
	(In thousands, except percentages)
Gross Profit
Commercial
IT Outsourcing Services	$24,350	20.3%	$19,927	19.0%	$4,423	22.2%
IT Consulting and Systems Integration	6,427	23.7%	6,187	22.0%	240	3.9%
Other Services	5,427	22.5%	4,789	23.7%	638	13.3%
Total Commercial	36,204	21.1%	30,903	20.2%	5,301	17.2%
Government Technology Services	24,232	27.3%	18,867	27.2%	5,365	28.4%
Total gross profit	$60,436	23.2%	$49,770	22.4%	$10,666	21.4%

Consistent with revenue, the increase in gross profit was attributed to a combination of acquisitions completed in 2008 and 2007 and organic growth from IT Outsourcing Services, Government Technology Services and Other Services. Excluding gross profit contributed by acquisitions that affect year-over-year comparability, total gross profit increased 11.1% to $55.3 million and gross margin increased to 22.8% for 2008 from 22.4% for the same period in 2007.

IT Outsourcing Services

Gross profit from IT Outsourcing Services increased 22.2% to $24.4 million for 2008, from $19.9 million in 2007, and gross margin increased to 20.3% from 19.0%. In the Americas, gross margin improved primarily due to margin improvements on certain existing accounts, the acquisition of Onvaio and new customer contracts in the later part of 2008. This improvement in the Americas was partially offset by a decrease in gross margin from the revenue decrease with Ford due to a reduction in their workforce.

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

Government Technology Services

Gross profit from our Government Technology Services segment increased 28.4% to $24.2 million for 2008, from $18.9 million in 2007, and gross margin increased slightly to 27.3% from 27.2%. The increase in gross profit was primarily due to our acquisition of NewVectors in 2007. Excluding gross profit contributed by acquisitions that affect year-over-year comparability, gross profit increased 6.3% to $20.0 million and gross margin increased to 27.3% for 2008. The increase in gross margin was due to various factors, most notably an increased requirement for the Company to use subcontracted resources on several programs.

Geographic Market Discussion

	Year Ended December 31,		Increase	%
	2008	2007	(Decrease)	Change
	(In thousands, except percentages)
Revenue
Commercial
Americas	$72,375	$68,022	$4,353	6.4%
Europe	98,965	84,920	14,045	16.5%
Total Commercial	171,340	152,942	18,398	12.0%
Government	88,615	69,254	19,361	28.0%
Total revenue	$259,955	$222,196	$37,759	17.0%

Gross Margin
Commercial
Americas	19.8%	17.5%
Europe	22.1%	22.4%
Total Commercial	21.1%	20.2%
Government	27.3%	27.2%
Total Gross Margin	23.2%	22.4%

Americas

Revenue generated in the Americas increased 6.4% to $72.4 million for 2008, from $68.0 million in 2007 across all services lines, due primarily to new customers and projects. Revenue from IT Outsourcing Services experienced a significant increase in growth from new customers and growth in existing customers that was partially offset by a decline in revenue from Ford. Revenue in IT Consulting and Systems Integration increased due to new project-based work in the Company’s hospitality business. The Other Services segment also experienced an increase in revenue from an increase in technical staffing growth. Gross margin from the Americas increased to 19.8% for 2008, from 17.5% in 2007, as a result of gross margin improvement across all service lines.

Europe

Revenue generated in Europe increased 16.5% to $99.0 million for 2008, from $84.9 million in 2007, due to solid revenue growth in the IT Outsourcing Services and Other Services segments, the acquisition of SQM and the weakening of the U.S. dollar against the currencies in which the Company does business. If revenue in Europe were translated into U.S. dollars at the average exchange rates in effect for 2007, reported revenue would have decreased by approximately $4.3 million for 2008. Gross margin from Europe decreased to 22.1% for 2008, from 22.4% in 2007, primarily due to expanding IT Outsourcing Services delivery capabilities with the establishment of new locations in Dresden, Germany; Sibiu, Romania; and Stockholm, Sweden. These facilities had some excess capacity that negatively impacted gross margin in 2008.

Operating Expenses and Other

	Year Ended December 31,		Increase	%
	2008	2007	(Decrease)	Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general and administrative expense	$46,920	$39,475	$7,445	18.9%
Restructuring charges	$5,719	$—	$5,719	NM	%
Net interest expense	$1,712	$572	$1,140	NM	%
Foreign currency transaction gain (loss)	$910	$(84)	$994	NM	%
Other income, net	$155	$—	$155	NM	%
Income tax provision	$4,182	$3,343	$839	25.1%

Selling, general, and administrative (“SG&A”) expense increased slightly to 18.0% of total revenue for 2008, from 17.8% of total revenue in 2007. As the Company’s revenue has grown, we have achieved greater leverage in our SG&A spending, yet we incurred greater expenses related to expansion of service delivery locations in Europe, amortization expense in connection with acquisitions, marketing expenses and travel expenses. SG&A expense also increased due to the weakening of the U.S. dollar against the currencies in the foreign jurisdictions in which we operate.

In connection with the decision between the Board of Directors and the Company’s former President and Chief Executive Officer, William C. Brown, not to renew Mr. Brown’s contract upon its completion in February 2009, Mr. Brown’s Employment and Noncompetition Agreement was amended. Under the terms of the amendment all outstanding, stock-based awards were accelerated and the period in which the stock options may be exercised was extended in February 2008. These actions resulted in additional non-cash compensation expense of $254,000 in 2008.

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

Impact of Business with Major Clients

We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. Ford accounted for 14.3% of our total revenue in 2009, as compared to 15.9% in 2008 and 20.1% in 2007. The U.S. Federal Government accounted for 31.7% of our total revenue in 2009, as compared to 29.7% in 2008 and 27.1% in 2007. Agencies within the U.S. Department of Defense, in the aggregate, accounted for approximately 17.9% of our total revenue in 2009, as compared to 18.7% in 2008 and 15.9% in 2007.

Ford Motor Company

Our business with Ford consists of service desk and desk side services, technical staffing, and network management. Revenue generated through our business with Ford decreased to $30.3 million in 2009, from $41.2 million in 2008 and $44.6 million in 2007. The decline in revenue is attributable to a number of factors, including (a) seat count and volume declines within the Ford environment; (b) the effects of the entry into three-year renewal of the Global Single Point of Contact ("SPOC") contract, which resulted in a change of service delivery and pricing model as discussed below; (c) the divestiture of Jaguar Land Rover (“JLR”) from the Ford family of companies (we continue to provide service to JLR under a direct contract); (d) the termination of the Company’s contract with Dell, Inc. under which the Company provided systems integration services to Ford as a subcontractor to Dell; (e) the impact of exchange rates; and (f) the separation of Volvo Car Corporation from the global Ford IT programs, including the SPOC contract in November 2009.

On December 23, 2008, the Company executed a new SPOC contract, under which TechTeam provides support services to Ford's information technology infrastructure. Under the SPOC contract, TechTeam provides service desk, deskside support, service management, infrastructure management, and identity and access management services to Ford in North America, Western Europe, and Asia. The contract renewal provides for a significant change in the service delivery model. These changes include the transition and centralization of service for English speaking Ford personnel to our operations in the Philippines, the transition of service for German speaking Ford personnel to Romania, and an enhanced centralized remote deskside support management function. This transition was completed in 2009.

Under the existing SPOC contract, we provide these infrastructure support services under specific service level metrics, and we invoice Ford based upon the number of seats we support. The number of seats supported is determined bi-annually on February 1 and August 1 of each year. If certain contractual conditions are met, Ford and TechTeam have the right during each six month period to request one out-of-cycle seat adjustment. We do not believe the revenue decline will continue in 2010, as we believe that we are well-positioned to expand the SPOC program into Latin America, Canada and Asia during 2010.

At the end of December 2009, Ford owed the Company $2.3 million in the Americas and $1.6 million in Europe. We do not believe that Ford’s financial condition will otherwise affect our business with Ford or the collectability of our accounts receivable from Ford; however, any failure to retain a significant amount of business with Ford, a bankruptcy filing or major restructuring by Ford, could have a material adverse effect on our operating results and liquidity.

U.S. Federal Government

We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government decreased to $66.9 million in 2009, from $77.3 million in 2008 and $60.3 million in 2007.

The results of our Government business have been impacted by the difficult government contracting environment created by the budget constraints our customers faced. As a result of this environment, many customers have delayed procurement actions. In turn, we have experienced delays in our expected new business development. Despite being informed that we were not selected as prime contractor for the BTA of the Department of Defense, we continue to provide service to the BTA as a subcontractor. In 2009 and 2008, we earned $3.3 million and $8.9 million, respectively, in revenue from the BTA.

As previously reported, our contract for the ANG ended on September 30, 2009. ANG in-sourced the majority of the work performed under the expiring contract.  ANG did award a new contract to Harris Corporation, with the Company as a subcontractor, which covered the work under the expiring contract that was not in-sourced and additional positions. Accordingly, the new contract will produce significantly less revenue and gross margin than the expiring contract. Specifically, had the Company been delivering service under the new contract for the year ended December 31, 2009, total U.S. Federal Government revenue would have been reduced on a net basis by approximately 11.7%.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, “Accounting Standards Codification and the Hierarchy of GAAP” (“ASC 105”). ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC 105 is now the source of authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. ASC 105 was not intended to change or alter existing GAAP, did not have a material impact on our consolidated financial statements and only impacts references for accounting guidance.

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

On January 1, 2009, the Company adopted the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) related to nonfinancial assets and liabilities on a prospective basis. ASC 820 establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. On January 1, 2008, the Company adopted the provisions of ASC 820 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. The adoption of the provisions of ASC 820 did not affect the Company’s historical consolidated financial statements. For more information, see Note 5 - Fair Value Measurements. In April 2009, the FASB issued additional provisions of ASC 820 that extends the disclosure requirements of ASC 820 to interim financial statements. This provision was effective for financial statements issued for interim periods ending after June 15, 2009. The adoption of this provision did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

On January 1, 2009, the Company adopted the provisions of ASC 815 “Derivatives and Hedging” (“ASC 815”) on a prospective basis. The provision amended and expanded the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items were accounted for previously and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.

In December 2007 the FASB issued ASC 805, “Business Combinations”. Under ASC 805, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The adoption of ASC 805 changed the accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009. The impact of adopting ASC 805 will depend on the nature and terms of future acquisitions.

In December 2007 the FASB issued ASC 810, “Consolidation”. ASC 810 changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity.  ASC 810 was effective on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009.  The Company does not have any minority interests; therefore the adoption of this statement did not have an impact on the Company’s consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents were $16.0 million at December 31, 2009, compared to $16.9 million at December 31, 2008. Cash and cash equivalents decreased $900,000 for year ended December 31, 2009, as a result of $20.2 million in net cash provided by operating activities and the positive impact of $900,000 related to exchange rates, offset by $20.1 million in cash used for the repayment of long-term debt and $1.3 million in cash used for capital expenditures.

Net cash provided by operating activities for 2009 and 2008 was $20.2 million and $8.8 million, respectively. Net cash provided from operations for 2009 was primarily due to a net loss of $18.6 million, adjusted for non-cash impairment charges of $27.5 million, depreciation/amortization expense of $6.5 million and non-cash stock based compensation expense of $1.9 million. This was partially offset by an increase in our deferred tax position of $6.2 million which resulted from tax benefits related to the impairment charges. Net changes in operating assets and liabilities of $8.4 million also contributed to cash provided by operating activities. The net changes in operating assets and liabilities as of December 31, 2009 were primarily related to a reduction in accounts receivable of $15.2 million, principally driven by reduction in overall sales and a focused effort on cash collections; and an increase in deferred revenue of $1.8 million principally driven by the timing of new customer payments; partially offset by a reduction in accrued expenses of $2.5 million primarily due to the reversal in accrued restructuring and a decrease in accrued liabilities related to subcontractor and consultant expense; and a decrease in accrued payroll of $4.1 million, primarily due to the decrease in headcount. The cash generated from these operating cash flow improvements was primarily used to pay down debt.

Cash provided by operations for 2008 was primarily due to net income of $3.0 million, adjusted for depreciation/amortization expense and non-cash stock based compensation expense of $7.9 million and $2.3 million, respectively, partially offset by a use of cash due to net changes in operating assets and liabilities of $4.6 million. The net changes in operating assets and liabilities as of December 31, 2008 were primarily related to a decrease in accounts payable of $13.8 million; partially offset by a reduction in accounts receivable of $6.6 million, an increase in accrued taxes of $1.4 million and an increase in accrued expenses of $1.3 million. The decrease in accounts payable was primarily driven by payments made under certain contracts with the U.S. Department of Homeland Security (“DHS”). Sytel serves as the prime contractor and Electronic Data Systems Corporation (“EDS”) serves as its subcontractor. EDS performs in excess of 95% of the work under the contract and creates the invoices, which Sytel forwards to the DHS. Under the subcontract agreement between Sytel and EDS, Sytel does not pay EDS’ invoices until Sytel receives payment from the DHS. As a result, there were sizable swings in our accounts receivable and accounts payable with a minimal impact on cash flow in the future.

Net cash used in investing activities was $1.8 million and $7.6 million for 2009 and 2008, respectively. Net cash used in investing activities in 2009 was used to purchase equipment and software and to make payments to the selling shareholders of prior acquisitions for achieving financial performance targets, while net cash used in investing activities in 2008 was related to the Onvaio acquisition and to purchases of equipment and software. Capital expenditures were at $1.3 million and $2.5 million for 2009 and 2008, respectively.

Net cash used in financing activities for 2009 and 2008 was $20.2 million and $1.6 million, respectively, and was primarily used to pay down debt.

Long-term cash requirements, other than for normal operating expenses, are anticipated for continued global expansion, enhancements of existing technologies, possible repurchases of our common stock and the possible acquisition of businesses complementary to our existing businesses. As December 31, 2009, the Company was not in compliance with its financial covenants in its Credit Agreement. As set forth Note 18 – Subsequent Event, the Company has entered into the third amendment to Credit Agreement. In light of the Company’s cash flow and the amendment to the Credit Agreement, we believe that cash flows from operations, together with existing cash balances and the existing credit facility, will continue to be sufficient to meet our ongoing operational requirements for the next twelve months and foreseeable future. We have historically not paid dividends, and we are restricted from doing so under our Credit Agreement. The current financing market conditions may limit our sources of funds available, and the terms of such financings for these activities to the extent financing is desirable or necessary.

Material Commitments

Following are material contractual obligations outstanding at December 31, 2009:

Maturities of Material Contractual Obligations	Debt	Operating Leases
	(In thousands)
Less than one year	$4,074	$4,178
1-3 years	11,051	7,524
4-5 years	—	2,834
Thereafter	—	698
Total	$15,125	$15,234

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with United States GAAP. The preparation of these consolidated financial statements under GAAP requires management to make estimates and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates including those related to uncollectible accounts receivable, contingent liabilities, revenue recognition, goodwill and other intangible assets. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. Management believes that our critical accounting policies that require more significant judgments and estimates in the preparation of our consolidated financial statements are revenue recognition, deferred income taxes, accounts receivable, goodwill impairment, long-lived assets and identifiable intangible asset impairment, and business combinations.

Revenue Recognition

Under all situations, revenue is not recognized until earned, which is when persuasive evidence of an arrangement exists, services have been provided, the revenue terms are fixed and determinable, and collectability is reasonably assured.

We earn revenue under our IT Outsourcing Services segment under one of the following four models: (1) time and material contracts under which we bill an agreed rate for each service desk agent based on the number of units (i.e., hours or days) the individual agent worked during the month; (2) per-transaction contracts under which we bill an agreed rate per incident or call handled during a month or per minute for the length of the telephone call for the incident; (3) fixed monthly fee contracts under which we agree to provide all of the agreed-upon scheduled services on a monthly basis for a fixed monthly fee; and (4) per-seat contracts under which we agree to provide agreed-upon scheduled services for a monthly fee that is determined by multiplying the number of users supported at the customer by the monthly per-seat fee. Within the IT Outsourcing Services segment, greater than 98% of our services are delivered as a “monthly service” and not over multiple periods. We also refer to our fixed-fee and per-seat contracts as “managed service” contracts. Many of our contracts that we bill on a per-transaction basis contain a minimum monthly fee, which is derived by multiplying the agreed-upon forecast of anticipated incidents by an agreed-upon minimum percentage. Under this arrangement, we receive a minimum revenue amount for having committed to provide a specific level of staff to support the services projected during a month. Since we invoice the customer for the minimum fee and do not reduce future billings, we recognize the minimum fee as revenue in the month in which the incidents are below the customer’s minimum forecast. Incident resolution usually occurs in the same month that incidents are reported. Under our managed service contracts, we generally do not incur material costs in a future month to complete a service obligation that arose in a prior month. In those instances where our service obligation is not complete for a month and we expect to incur more than immaterial costs in a future month, we will defer an amount of revenue that represents the fair value of that service obligation.

Revenue from all other services that we provide under our other operating segments — Government Technology Services, IT Consulting and Systems Integration, and Other Services — may be categorized into two primary types: time and material, and fixed price. For the year ended December 31, 2009, approximately 74% of our revenue in these business segments was time and material and 24% was fixed price (a substantial majority of which were fixed price level of effort contracts). Revenue is recognized under time and materials contracts as time is spent at hourly rates, which are negotiated with the customer, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue is recognized under the majority of fixed price contracts, which are predominantly level of effort contracts, using the cost-to-cost method for all services provided. In addition, we evaluate contracts for multiple deliverables, which may require the segmentation of each deliverable into separate accounting units for proper revenue recognition.

The Company has several types of contracts with the federal government, including firm fixed-price, time and materials, and cost reimbursable contracts. The firm fixed-price contracts are those in which the Company’s revenue under the contract is fixed when the contract is executed, either on a per unit basis or over the life of the contract. These contracts accounted for 31.5% of federal government related revenue (10.0% of the Company’s total revenue) for the fiscal year ended December 31, 2009. Time and materials (“T&M”) contracts are those in which the federal government pays the Company based on the number of labor hours worked and the cost of materials necessary to complete the work. Total revenue under T&M contracts is not fixed when the contract is executed. For the fiscal year ended December 31, 2009, T&M contracts accounted for 65.3% of federal government related revenue (20.7% of the Company’s total revenue). Cost reimbursable contracts are those in which the federal government pays the Company based on the actual cost of direct labor, indirect costs and the number of labor hours worked. Total revenue under cost reimbursable contracts is not fixed when the contract is executed.  For the fiscal year ended December 31, 2009, cost reimbursable contracts accounted for 3.2% of federal government related revenue (1.0% of the Company’s total revenue).

All three of these contract types are available under most Government-wide Acquisition Contracts (“GWACs”).  GWACs are defined in the Federal Acquisition Regulation (“FAR”) as task order or delivery order contracts for Information Technology (“IT”) established by one agency for government-wide use. For the fiscal year ended December 31, 2009, GWACs accounted for 29.3% of federal government related revenue (9.3% of the Company’s total revenue).

The advantage of GWACs is that multiple government agencies can issue task orders under them, so the potential to significantly increase revenue exists. The advantage of T&M and cost reimbursable contracts is that revenue under them is not fixed, and accordingly, the Company’s gross profit earned from these contracts is generally consistent. Since costs related to firm fixed-price contracts are difficult to predict into the future, the Company’s gross profit may fluctuate positively or negatively based upon the Company’s ability to accurately price the cost of contract performance in the Company’s bid.

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

Accounts Receivable

We periodically review our accounts receivable balances for collectability based on a combination of historical experience and existing economic conditions. The definition of “delinquent accounts” is based on the governing contractual terms. Delinquent accounts and balances are reserved when we determine they are more likely than not to become uncollectible. We generally do not require collateral and do not charge interest on past due balances.

We generally continue to be able to collect from our customers and currently do not know of any large accounts which will become uncollectible in the future; however, the credit rating of at least Ford and several automotive component companies have declined. These downgrades have not negatively affected our relationship with these customers or the collectability of our accounts receivable from these customers at this time; however, any bankruptcy filing by Ford would have a material adverse impact on the collectability of our accounts receivable from Ford and our operating results and liquidity. Additionally, there could be concern with other automotive industry customers related to a Ford bankruptcy and/or depressed industry.

Goodwill Impairment

Goodwill relating to our acquisitions represents the excess of cost over the fair value of net tangible and separately identifiable intangible assets acquired, and has a carrying amount of approximately $40.5 million and $65.2 million at December 31, 2009 and 2008, respectively.

During 2009, we performed our annual goodwill impairment test as of October 1, 2009. The Company encountered adverse changes in the business climate including a weak U.S. and global economy which resulted in a reduction in demand for services. As a result of these factors and related decrease in future cash flow expectations, our step one calculations for the annual impairment test indicated a carrying value in excess of fair value for our Government Solutions and SQM reporting units. Because of this, we applied the second step of the annual impairment test and determined that the fair value of our goodwill at the Government Solutions and SQM reporting units was less than the amount reflected in the balance sheet for these reporting units. As a result, we recorded a $20.8 million and $4.4 million pretax impairment charge in the fourth quarter of 2009 to reflect the implied fair value of goodwill for our Government Solutions and SQM reporting units, respectively.

During the year ended December 31, 2008, we performed our annual goodwill impairment test as of October 1, 2008 and, due to adverse economic events during 2008, combined with the conclusion of customer contracts and a significant decline in our stock price, we updated our annual goodwill impairment testing as of December 31, 2008. We did not incur an impairment charge relating to our goodwill impairment tests as of October 1, 2008 or December 31, 2008.

If future results for our other assets for which we hold goodwill are not consistent with our current assumptions and estimates, we may be required to record additional goodwill impairment charges at a later date. Please see Note 4 – Goodwill and Other Intangibles Assets and Note 5 - Fair Value Measurements for further information.

Long-Lived Assets and Identifiable Intangible Asset Impairment

The carrying amount of long-lived assets and identifiable intangible assets was approximately $14.0 million and $21.3 million at December 31, 2009 and 2008, respectively.

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

Based on adverse changes in the business climate, we reviewed our long-lived assets and identifiable intangible assets, primarily customer relationships, for impairment in accordance with ASC 360. We estimated the fair value of our customer relationships using a discounted cash flow analysis and compared those values to the carrying value of each identifiable intangible asset. We concluded, based on this comparison, that the intangible assets were impaired at our Government Solutions and SQM reporting units. As a result, we recorded a $0.5 million and $1.8 million impairment charge in the fourth quarter of 2009 to reflect the fair value of those intangible assets for our Government Solutions and SQM reporting units, respectively. There were no other impairment charges at any other reporting units. We did not record an impairment loss in any other period presented.

Business Combinations

We apply the provisions of ASC 805, “Business Combinations,” whereby the net tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves significant estimates and management judgment that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date. Beginning in 2009, costs incurred for business combinations are expensed in the periods in which the costs are incurred and the services are received. Prior to 2009, costs incurred related to successful business combinations were capitalized as costs of business combinations, while costs incurred by the Company for unsuccessful or terminated acquisition opportunities were expensed when it was determined that such opportunities will no longer be pursued. Costs incurred related to probable business combinations were deferred.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On June 1, 2007, the Company entered into a Credit Agreement that provides for long-term borrowings at variable rates of interest based upon either the London Interbank Offered Rate (“LIBOR”), the bank’s prime rate or the federal funds rate, each of which having an applicable interest margin added. Upon entering into the agreement, the Company borrowed $35.0 million to finance part of the acquisition of NewVectors. On June 4, 2007, the Company entered into an interest rate swap agreement with a notional amount of $30.0 million to hedge the variable rate of interest on the Company borrowings. For the year ended December 31, 2009 and 2008, the Company recorded a loss of approximately $769,000 and $591,000, respectively, as interest expense on the interest rate swap. The Company has recorded a liability of $449,000 and $1.1 million for the fair value of the interest rate swap at December 31, 2009 and 2008, respectively, for which the corresponding offset has been recorded as an unrealized gain (loss) within other comprehensive income.

On June 5, 2008, the Company and the banks amended the Credit Agreement to permit borrowings up to $55.0 million. In addition, the Applicable Margin on a LIBOR-based loan was modified from a range of 0.75%-1.5% to a range of 0.95%-1.45%, and the unused commitment fee increased from a range of 0.1%-0.25% to a range of 0.15%-0.25%. Borrowings under the Credit Agreement are currently secured by substantially all domestic assets of the Company and 65% of its interests in the majority of its foreign subsidiaries. The Credit Agreement terminates on May 31, 2012.

Our exposure to market risk relates to the interest rate risk associated with the outstanding loan under the Credit Agreement. The market exposure for the variable interest rate on the loan is mitigated by the interest rate swap with a notional amount of $11.9 million and $19.4 million at December 31, 2009 and 2008, respectively. Assuming a 100 basis point increase in interest rates on our variable rate debt and assuming the debt was outstanding since January 1, 2009, interest expense would have increased approximately $100,000 in 2009. The estimated increase in interest expense was based on the portion of our variable interest debt that was not offset by the interest rate swap agreement and assumes no changes in the volume or composition of the debt.

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

Also, certain of our trade receivables at our international subsidiaries are denominated in currencies other than the local currency of the TechTeam entity that delivers the service. As currency exchange rates change, our operating results will be affected by foreign currency transaction gains or losses on the receivable balance until it is collected. We generally do not enter into derivatives or similar instruments to manage our exposure to fluctuations in exchange rates related to trade receivables. From time to time, we enter into foreign currency option or forward contracts to manage our exposure to fluctuations in the exchange rate between the U.S. dollar and European euro. No derivatives, options contracts or similar instruments were outstanding on foreign currency at December 31, 2009 or 2008. We do not enter into derivatives or similar instruments for trading or speculative purposes.

At December 31, 2009 and 2008, our net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $22.4 million and $21.5 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $2.2 million at December 31, 2009 and 2008. Approximately $966,000 and $1.4 million of our trade receivables at our international subsidiaries at December 31, 2009 and 2008, respectively, are denominated in currencies other than the local currency of the TechTeam entity that delivers the service. The potential loss on trade receivables from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $97,000 and $140,000 at December 31, 2009 and 2008, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates yet exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of TechTeam Global, Inc. and Subsidiaries are included in this Item 8:

The following financial statement schedule of TechTeam Global, Inc. and Subsidiaries is included pursuant to the requirements of Item 15:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission and for which the information is not already included in the financial statements are not required under the related instructions or are not applicable and, therefore, have been omitted.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our assessment under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009, which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of TechTeam Global, Inc.

We have audited TechTeam Global, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TechTeam Global, Inc’s (the Company) management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, TechTeam Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TechTeam Global, Inc as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of TechTeam Global, Inc. and our report dated March 30, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
March 30, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders TechTeam Global, Inc.

We have audited the accompanying consolidated balance sheets of TechTeam Global, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechTeam Global, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TechTeam Global, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
March 30, 2010

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue
Commercial
IT Outsourcing Services	$106,229	$120,166	$104,659
IT Consulting and Systems Integration	12,755	27,064	28,064
Other Services	15,817	24,110	20,219
Total Commercial	134,801	171,340	152,942
Government Technology Services	76,440	88,615	69,254
Total revenue Total corporate services	211,241	259,955	222,196
Cost of revenue
Commercial
IT Outsourcing Services	82,899	95,816	84,732
IT Consulting and Systems Integration	9,890	20,637	21,877
Other Services	11,963	18,683	15,430
Total Commercial	104,752	135,136	122,039
Government Technology Services	56,003	64,383	50,387
Total cost of revenue Total corporate services	160,755	199,519	172,426
Gross profit
Commercial	30,049	36,204	30,903
Government Technology Services	20,437	24,232	18,867
Total gross profit	50,486	60,436	49,770
Selling, general and administrative expense	42,823	46,920	39,475
Impairment charges	27,453	—	—
Restructuring charges, net	411	5,719	—
Operating (loss) income	(20,201)	7,797	10,295
Net interest expense	(1,018)	(1,712)	(572)
Foreign currency transaction (loss) gain	(675)	910	(84)
Other income, net	—	155	—
(Loss) income before income taxes	(21,894)	7,150	9,639
Income tax (benefit) provision	(3,261)	4,182	3,343
Net (loss) income	$(18,633)	$2,968	$6,296

Basic (loss) earnings per common share	$(1.75)	$0.28	$0.61
Diluted (loss) earnings per common share	$(1.75)	$0.28	$0.60
Weighted average number of common shares and common share equivalents outstanding
Basic—common	10,618	10,529	10,355
Diluted—common	10,618	10,555	10,506

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Net (loss) income, as set forth in the consolidated statements of operations	$(18,633)	$2,968	$6,296
Other comprehensive (loss) income
Foreign currency translation adjustment	1,079	(3,525)	1,487
Unrealized gain (loss) on derivative instrument	625	(318)	(755)
Comprehensive (loss) income	$(16,929)	$(875)	$7,028

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$15,969	$16,881
Accounts receivable (less allowance of $1,315 at December 31, 2009 and $986 at December 31, 2008)	44,314	59,705
Prepaid expenses and other current assets	3,766	4,315
Total current assets	64,049	80,901
Property, equipment and software, net	6,231	8,327
Goodwill and other intangible assets, net	47,270	77,361
Deferred income taxes	3,940	—
Other assets	1,030	774
Total assets	$122,520	$167,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,074	$7,987
Accounts payable	5,130	6,340
Accrued payroll and related taxes	8,486	12,477
Accrued expenses	5,237	9,054
Deferred revenue	3,213	1,435
Other current liabilities	955	1,181
Total current liabilities	27,095	38,474

Long-term liabilities
Long-term debt, less current portion	11,051	27,202
Deferred income taxes	—	1,966
Other long-term liabilities	745	988
Total long-term liabilities	11,796	30,156

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 11,118,309 and 10,884,998 shares issued and outstanding at December 31, 2009 and 2008, respectively	111	109
Additional paid-in capital	79,762	77,939
Retained earnings	2,726	21,359
Accumulated other comprehensive income (loss)	1,030	(674)
Total shareholders’ equity	83,629	98,733
Total liabilities and shareholders’ equity	$122,520	$167,363

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2007	$104	$71,672	$12,095	$2,437	$86,308
Proceeds from issuance of shares under stock option plans	1	1,093	—	—	1,094
Common stock issued to directors	—	219	—	—	219
Issuance of restricted stock	2	(2)	—	—	—
Shares issued in connection with acquisitions	—	300	—	—	300
Share-based compensation	—	1,521	—	—	1,521
Net income for 2007	—	—	6,296	—	6,296
Unrealized loss on derivative instrument	—	—	—	(755)	(755)
Foreign currency translation adjustment	—	—	—	1,487	1,487
Other	—	561	—	—	561
Balance at December 31, 2007	107	75,364	18,391	3,169	97,031
Proceeds from issuance of shares under stock option plans	1	408	—	—	409
Common stock issued to directors	—	160	—	—	160
Purchase of common stock	—	(61)	—	—	(61)
Issuance of restricted stock	1	(1)	—	—	—
Share-based compensation	—	2,157	—	—	2,157
Net income for 2008	—	—	2,968	—	2,968
Unrealized loss on derivative instrument	—	—	—	(318)	(318)
Foreign currency translation adjustment	—	—	—	(3,525)	(3,525)
Other	—	(88)	—	—	(88)
Balance at December 31, 2008	109	77,939	21,359	(674)	98,733
Common stock issued to directors	—	148	—	—	148
Issuance of restricted stock	2	(2)	—	—	—
Share-based compensation	—	1,776	—	—	1,776
Net loss for 2009	—	—	(18,633)	—	(18,633)
Unrealized gain on derivative instrument	—	—	—	625	625
Foreign currency translation adjustment	—	—	—	1,079	1,079
Other	—	(99)	—	—	(99)
Balance at December 31, 2009	$111	$79,762	$2,726	$1,030	$83,629

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net (loss) income	$(18,633)	$2,968	$6,296
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,344	4,076	3,383
Amortization	3,138	3,859	3,623
Impairment charge	27,453	—	—
Non-cash expense related to stock options and issuance of common stock and restricted common stock	1,924	2,317	1,387
Gain on disposition of business	—	(155)	—
Deferred income taxes	(6,201)	(187)	(1,148)
Provision for uncollectible accounts	614	479	145
Other	66	(21)	8
Changes in assets and liabilities, net of acquisitions —
Accounts receivable	15,216	6,595	(18,329)
Prepaid expenses and other assets	604	379	1,259
Accounts payable	(1,228)	(13,840)	11,059
Accrued payroll and related taxes	(4,127)	(477)	(1,084)
Income taxes receivable and accrued income taxes	(1,243)	1,442	721
Deferred revenue	1,765	37	(415)
Accrued expenses and other liabilities	(2,504)	1,336	(974)
Net operating cash flow from discontinued operations	—	—	(3)
Net cash provided by operating activities	20,188	8,808	5,928
Investing activities
Disposition of business, net of cash disposed	—	953	—
Purchases of property, equipment and software	(1,317)	(2,475)	(3,882)
Cash paid for acquisitions, net of cash acquired	(501)	(6,084)	(47,160)
Net cash used in investing activities	(1,818)	(7,606)	(51,042)
Financing activities
Proceeds from issuance of long-term debt	—	5,000	38,900
Proceeds from issuance of common stock	—	348	1,085
Purchase of common stock	—	(61)	—
Other	(99)	(28)	570
Payments on long-term debt	(20,064)	(6,873)	(6,299)
Net cash (used in) provided by financing activities	(20,163)	(1,614)	34,256
Effect of exchange rate changes on cash and cash equivalents	881	(2,138)	207
Decrease in cash and cash equivalents	(912)	(2,550)	(10,651)
Cash and cash equivalents at beginning of year	16,881	19,431	30,082
Cash and cash equivalents at end of year	$15,969	$16,881	$19,431

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

TechTeam provides support services globally through its wholly-owned subsidiaries: TechTeam Global NV/SA (Brussels, Belgium), TechTeam Global Ltd. (United Kingdom); TechTeam Global GmbH (Germany); TechTeam Global AB (Sweden), with its subsidiary TechTeam SQM AB (Sweden); TechTeam Denmark (a branch of TechTeam Global AB); TechTeam Global SRL (Bucharest, Romania); TechTeam Akela SRL (Bucharest, Romania); TechTeam Global Sp. z o.o. (Poland); TechTeam Global Canada, Inc.; TechTeam Global SAS (France); TechTeam Global Sàrl (Switzerland); TTG Portugal, Lda; TechTeam Government Solutions, Inc. (formerly known as Digital Support Corporation, Chantilly, Virginia), with its subsidiary Sytel, Inc., (Bethesda, Maryland); TechTeam Cyntergy, L.L.C. (Southfield, Michigan); Onvaio LLC (Los Gatos, California), with its subsidiary Onvaio Asia Services (Manila, Philippines) and TechTeam Australia Pty Limited. TechTeam’s other wholly-owned subsidiary is TechTeam Capital Group, L.L.C. (“Capital Group”), an equipment leasing business that ceased operations in 2004.

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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 1 — Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable balances are periodically reviewed for collectability based on a combination of historical experience and existing economic conditions. The definition of “delinquent accounts” is based on the governing contractual terms. Delinquent accounts and balances are reserved when it is determined they are more likely than not to become uncollectible. Generally, no collateral is required and no interest is charged on past due balances.

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

Goodwill and Other Intangible Assets

Under ASC 350, “Intangibles – Goodwill and Other,” the Company is required to perform annual impairment tests of its goodwill at least annually or more frequently if impairment indicators are present. The Company has elected to test for goodwill impairment on October 1st each year. In the first step of the goodwill impairment test, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units. In performing the first step, the Company determines the estimated fair value of each reporting unit using a combination of a discounted cash flow (“DCF”) analysis and a market-based approach.

Cash flows in the DCF analyses are based on the Company’s most recent budget and, for years beyond the budget, the Company’s estimates of growth rates. Discount rates used in the DCF analyses are intended to reflect risks inherent in the future cash flows of the respective reporting units. Future cash flows in the DCF analyses are based on forecasted revenues, gross profit margins and operating margins, anticipated future cash flows, current industry and economic conditions, market data, historical results and inflation. The market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions.

Determining fair value requires significant judgment, including judgment about appropriate discount rates, perpetual growth rates, amount and timing of expected future cash flows as well as relevant comparable company earnings and revenue multiples used with market-based approaches. If the carrying value of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test must be performed.

The second step of the goodwill impairment calculation requires allocation of the estimated fair value of the reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination.  The excess of fair value as determined in step 1 over the fair value of the assets and liabilities of the reporting unit is the implied value of goodwill.  The carrying value of goodwill is then compared to the implied value of goodwill and any excess of carrying value of goodwill over implied value of goodwill must be recognized as a goodwill impairment.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 1 — Summary of Significant Accounting Policies (continued)

During the years ended December 31, 2009 and 2008, The Company performed its annual impairment test as of October 1. Additionally, as a result of unfavorable economic events coupled with the conclusion of certain customer contracts and a decline in our stock price, the Company performed an interim impairment test as of December 31, 2008. The Company determined that no goodwill impairment charge was required as a result of the testing at October 1, 2008 and December 31, 2008. However, its test as of October 1, 2009 revealed that the carrying amount of its Government Solutions and SQM reporting units exceeded their estimated fair values. To the extent the carrying amount of a reporting unit exceeds the fair value of a reporting unit the Company is required to perform the second step of the impairment test. In the second step, the Company determined that the carrying value of goodwill was in excess of the implied value of goodwill at its Government Solutions and SQM reporting units and therefore an impairment charge was necessary. Please refer to Note 4 – Goodwill and Other Intangible Assets for further information.

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

No provision has been made with respect to approximately $6,802,000 and $12,503,000 of undistributed earnings of foreign subsidiaries at December 31, 2009 and 2008, respectively, since these earnings are considered to be permanently reinvested.

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

Revenue Recognition

Under all situations, revenue is not recognized until earned, which is when persuasive evidence of an arrangement exists, services have been provided, the revenue terms are fixed and determinable, and collectability is reasonably assured.

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

Revenue from all other services provided under other operating segments — Government Technology Services, IT Consulting and Systems Integration and Other Services — may be categorized into two primary types: time and material and fixed price. For the year ended December 31, 2009, approximately 74% of the Company’s revenue in these business segments were time and material and 24% were fixed price (a substantial majority of which are fixed price level of effort contracts). Revenue is recognized under time and materials contracts as time is spent at hourly rates, which are negotiated with the customer, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue is recognized under the majority of fixed price contracts, which are predominantly level of effort contracts, using the cost-to-cost method for all services provided. In addition, contracts for multiple deliverables are evaluated and may require the segmentation of each deliverable into separate accounting units for proper revenue recognition.

The Company has several types of contracts with the federal government, including firm fixed-price, time and materials, and cost reimbursable contracts. The firm fixed-price contracts are those in which the Company’s revenue under the contract is fixed when the contract is executed, either on a per unit basis or over the life of the contract. These contracts accounted for 31.5% of federal government related revenue (10.0% of the Company’s total revenue) for the fiscal year ended December 31, 2009.  Time and materials (“T&M”) contracts are those in which the federal government pays the Company based on the number of labor hours worked and the cost of materials necessary to complete the work. Total revenue under T&M contracts is not fixed when the contract is executed. For the fiscal year ended December 31, 2009, T&M contracts accounted for 65.3% of federal government related revenue (20.7% of the Company’s total revenue). Cost reimbursable contracts are those in which the federal government pays the Company based on the actual cost of direct labor, indirect costs and the number of labor hours worked.  Total revenue under cost reimbursable contracts is not fixed when the contract is executed.  For the fiscal year ended December 31, 2009, cost reimbursable contracts accounted for 3.2% of federal government related revenue (1.0% of the Company’s total revenue).

All three of these contract types are available under most Government-wide Acquisition Contracts (“GWACs”).  GWACs are defined in the Federal Acquisition Regulation (“FAR”) as task order or delivery order contracts for Information Technology (“IT”) established by one agency for government-wide use. For the fiscal year ended December 31, 2009, GWACs accounted for 29.3% of federal government related revenue (9.3% of the Company’s total revenue).

The advantage of GWACs is that multiple government agencies can issue task orders under them, so the potential to significantly increase revenue exists. The advantage of T&M and cost reimbursable contracts is that revenue under them is not fixed, and accordingly, the Company’s gross profit earned from these contracts is generally consistent. Since costs related to firm fixed-price contracts are difficult to predict into the future, the Company’s gross profit may fluctuate positively or negatively based upon the Company’s ability to accurately price the cost of contract performance in the Company’s bid.

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

Fair Value of Financial Instruments

At December 31, 2009, the Company’s financial instruments consist of accounts receivable, accounts payable and long-term debt. The carrying values of accounts receivable and accounts payable approximate their fair values due to their short maturity periods. The fair value of the Company’s debt approximates its carrying value based on the variable nature of the interest rates and current market rates available to the Company.

Supplemental Disclosure of Cash Flow Information

Cash paid for interest expense totaled $1,279,000 in 2009, $2,163,000 in 2008, and $1,212,000 in 2007. Cash paid for income taxes totaled $4,677,000 in 2009, $4,365,000 in 2008, and $3,506,000 in 2007.

Derivatives

Certain trade receivables are denominated in currencies other than the local currency of the TechTeam entity that delivers the service. The Company also has outstanding debt that bears interest at variable rates. From time to time, the Company enters into foreign currency options or forward contracts to manage the Company’s exposure to fluctuations in the exchange rate between the U.S. dollar and European euro and enters into interest rate swaps to manage interest costs and the risk associated with variable-rate debt. At December 31, 2009 and 2008, the Company had an interest rate swap agreement outstanding but had no foreign currency options or forward contracts outstanding.

The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value in accordance with ASC 815 “Derivatives and Hedging.” (“ASC 815”) The Company enters into derivative financial instrument contracts only for hedging purposes in order to minimize the variability of cash flows associated with the anticipated transactions being hedged. The Company does not hold or issue derivative instruments for trading purposes.

For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. There were no significant gains or losses recognized in earnings for hedge ineffectiveness in 2009, 2008 and 2007.

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

Restructuring

The costs contained within “Restructuring expense, net” in the Company’s Consolidated Statement of Operations are comprised of two types: employee costs (principally termination benefits) and facility closure costs. Termination benefits are accounted for in accordance with ASC 712, “Compensation – Nonretirement Postemployment Benefits” (“ASC 712”), and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Facility closure and other costs are accounted for in accordance with ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”), and are recorded when the liability is incurred.

Reclassifications

In the first quarter of fiscal 2009, management changed its methodology for evaluation of the performance of the Company’s outsourcing services. As a result of this change, certain costs that were previously included in Selling, general and administrative expense are now being included in Cost of revenue in the Company’s Condensed Consolidated Statements of Operations because they are directly related to revenue. The Company’s financial statements for fiscal year 2008 and 2007 have been revised, for all periods presented, to conform to the current year presentation.

The Company’s fiscal years 2008 and 2007 financial statements were impacted as follows as a result of this change in classification:

	Year Ended December 31,
	2008	2007
	(In thousands)
Cost of revenue increase	$5,854	$7,073
Gross profit decrease	(5,854)	(7,073)
Selling, general, and administrative expense decrease	(5,854)	(7,073)
Net income	—	—
Earnings per share	—	—

This re-categorization of costs did not change net income (loss) or earnings per share, for all periods presented. There was no cumulative effect to retained earnings as a result of this re-categorization, and there was no change to the carrying amount of assets and liabilities in fiscal 2008.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 1 — Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In June 2009, FASB issued ASC 105, “Accounting Standards Codification and the Hierarchy of GAAP” (“ASC 105”). ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC 105 is now the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. ASC 105 was not intended to change or alter existing GAAP and had no impact on our consolidated financial statements and only impacts references for accounting guidance.

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

On January 1, 2009, the Company adopted the provisions of ASC 820 related to nonfinancial assets and liabilities on a prospective basis. ASC 820 establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. On January 1, 2008, the Company adopted the provisions of ASC 820 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. The adoption of the provisions of ASC 820 did not have a material impact on the Company’s consolidated financial statements. For more information, see Note 5 – Fair Value Measurements.

On January 1, 2009, the Company adopted the provisions of ASC 815 “Derivatives and Hedging” (“ASC 815”) on a prospective basis. The provision amended and expanded the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items were accounted for previously and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of these provisions requires prospective disclosures and accordingly did not affect the Company’s historical consolidated financial statements.

In December 2007 the FASB issued ASC 805, “Business Combinations”. Under ASC 805, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The adoption of ASC 805 changed the accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009. The impact of adopting ASC 805 will depend on the nature and terms of future acquisitions.

In December 2007 the FASB issued ASC 810, “Consolidation”. ASC 810 changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity.  ASC 810 was effective on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009.  The Company does not have any minority interests; therefore the adoption of this statement did not have an impact on the Company’s consolidated financial statements.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 2 — Earnings (Loss) Per Share

Earnings (loss) per share for common stock is computed using the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options, unvested restricted stock issued to employees and shares held in escrow in connection with the Company’s acquisition of RL Phillips.

During 2009, 2,043,592 stock options were excluded from the computation of diluted earnings per common share due to the net loss for the period. During 2008 and 2007, 1,766,474 and 370,900 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective year.

The following table reconciles the numerators and denominators of the basic and diluted (loss) earnings per common share computations for net (loss) income:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Net (loss) income	$(18,633)	$2,968	$6,296

Basic weighted average common shares	10,618	10,529	10,355
Common stock equivalents	—	26	151
Diluted weighted average common shares	10,618	10,555	10,506

(Loss) earnings per share:
Basic (loss) earnings per common share	$(1.75)	$0.28	$0.61
Diluted (loss) earnings per common share	$(1.75)	$0.28	$0.60

Note 3 — Restructuring

In 2009, the Company implemented a restructuring plan to improve global management consistency. The Company globalized its sales and solution design functions across all geographies. This created a redundancy of a senior executive in Europe. The 2009 pre-tax restructuring charge related to this action was $1,167,000 and was primarily for separation costs for one employee. The total 2009 restructuring charge relates to the selling, general and administrative expenses line item on the Consolidated Statement of Operation.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 3 — Restructuring (continued)

The following table summarizes the accrued charges related to the 2009 restructuring plan:

	Accrued Restructuring Charges at December 31, 2008	Adjustments to Accrued Restructuring Charges	Cash Payments	Accrued Restructuring Charges at December 31, 2009
	(In thousands)
Workforce reductions	$—	$1,167	$(1,005)	$162

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

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company reversed $756,000 of previously recorded liabilities in 2009 from the 2008 restructuring plan. This reversal resulted from a change in the estimated amounts to terminate facility leases which lowered the expected exit costs.

The following table summarizes the accrued charges related to the 2008 restructuring plans:

	Accrued Restructuring Charges at December 31, 2008	Adjustments to Accrued Restructuring Charges	Cash Payments	Accrued Restructuring Charges at December 31, 2009
	(In thousands)
Workforce reductions	$359	$(43)	$(316)	$—
Other	1,387	(713)	(518)	156
Total	$1,746	$(756)	$(834)	$156

The following table summarizes the 2008 restructuring charges by operating segment:

	Accrued Restructuring Charges at December 31, 2008	Adjustments to Accrued Restructuring Charges	Cash Payments	Accrued Restructuring Charges at December 31, 2009
	(In thousands)
Restructuring charges
Commercial —
IT Outsourcing Services	$40	$(26)	$(14)	$—
IT Consulting and Systems Integration	50	—	(50)	—
Other Services	80	—	(80)	—
Total Commercial	170	(26)	(144)	—
Government Technology Services	367	—	(216)	151
Selling, general and administrative expense	1,209	(730)	(474)	5
Total restructuring charges	$1,746	$(756)	$(834)	$156

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 4 – Goodwill and Other Intangible Assets

Impairments

During 2009, the Company encountered adverse changes in the business climate including a weak U.S. and global economy which resulted in a reduction in demand for services. As a result of these factors, management revised its future cash flow expectations during the fourth quarter of 2009, which lowered the fair value estimates of certain reporting units. The Company determined under the second step of its annual test that the fair value of goodwill at its Government Solutions and SQM reporting units was less than the carrying value for these reporting units. The Company recorded a $20.8 million and $4.4 million impairment charge in the fourth quarter of 2009 to reflect the implied fair value of goodwill for Government Solutions and SQM reporting units, respectively.

In addition, the Company also reviewed its other intangible assets, primarily customer relationships, for impairment in accordance with ASC 360. The Company estimated the fair value of its customer relationships using a discounted cash flow analysis and compared those values to the carrying value of the asset. The Company concluded, based on this comparison, that certain intangible assets were impaired at its Government Solutions and SQM reporting units. The Company recorded a $0.5 million and $1.8 million pretax impairment charge in the fourth quarter of 2009 to reflect the fair value of those intangible assets for Government Solutions and SQM reporting units, respectively.

Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill consist of the following:

	IT Outsourcing Services	Government Technology Services	IT Consulting and Systems Integration	Other Services	Total
	(In thousands)
Balance as of January 1, 2007	$371	$19,670	$2,417	$—	$22,458
Goodwill acquired	875	34,133	995	3,062	39,065
Balance as of December 31, 2007	1,246	53,803	3,412	3,062	61,523
Goodwill acquired	4,216	146	23	5	4,390
Disposition of business	—	—	(742)	—	(742)
Balance as of December 31, 2008	5,462	53,949	2,693	3,067	65,171
Goodwill impairment	(877)	(20,766)	(439)	(3,067)	(25,149)
Goodwill acquired	501	—	—	—	501
Balance as of December 31, 2009	$5,086	$33,183	$2,254	$—	$40,523

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 4 – Goodwill and Other Intangible Assets (continued)

Other intangible assets consist of the following:

	December 31, 2009		Weighted Average	December 31, 2008		Weighted Average
	Cost	Accumulated Amortization	Amortization Period	Cost	Accumulated Amortization	Amortization Period
	(In thousands)			(In thousands)
Customer-related assets	$12,461	$5,833	6.6 years	$22,407	$10,533	7.3 years
Noncompete agreement	1,175	1,056	3.8 years	1,175	907	3.8 years
Trademark and other	384	384	3.9 years	443	395	4.1 years
	$14,020	$7,273		$24,025	$11,835

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

Expected amortization expense for intangible assets held at December 31, 2009 is as follows: $2,665,000 in 2010, $2,604,000 in 2011, $1,045,000 in 2012 and $433,000 in 2013.

Note 5 – Fair Value Measurements

On January 1, 2009, the Company adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) related to nonfinancial assets and liabilities on a prospective basis. ASC 820 establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. On January 1, 2008, the Company adopted the provisions of ASC 820 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis. The valuation techniques required by ASC 820 are based on observable and unobservable inputs using the following hierarchy:

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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 5 – Fair Value Measurements (continued)

Financial Assets and Liabilities

The following tables summarize the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

	Fair Value as of December 31, 2009 (In thousands)
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(449)	N/A	$(449)	N/A

	Fair Value as of December 31, 2008 (In thousands)
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(1,074)	N/A	$(1,074)	N/A

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

For the years ended December 31, 2009 and 2008, losses recognized in other comprehensive income (loss) on derivatives were $144,000 and $909,000, respectively and losses reclassified from other comprehensive income (loss) into interest expense upon settlement amounted to $769,000 and $591,000, for the years ended December 31, 2009 and 2008, respectively. The liability associated with the interest rate swap is included in other current liabilities and other long-term liabilities on the consolidated balance sheet in the amounts of $394,000 and $55,000, respectively, at December 31, 2009 and $679,000 and $395,000, respectively, at December 31, 2008.

Non-financial Assets and Liabilities

The following table summarizes the basis used to measure certain non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in the balance sheet:

	Fair Value as of December 31, 2009 (In thousands)
	Total	Level 1	Level 2	Level 3
Goodwill	$40,523	N/A	N/A	$40,523
Customer Relationships	$6,628	N/A	N/A	$6,628
Non-compete	$119	N/A	N/A	$119

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 5 – Fair Value Measurements (continued)

During 2009 the Company performed its annual goodwill impairment test as of October 1, 2009. The Company encountered adverse changes in the business climate including a weak U.S. and global economy which resulted in a reduction in demand for services. As a result of these factors and related future cash flow expectations, step one calculations of the annual impairment test indicated a carrying value in excess of fair value for the Government Solutions and SQM reporting units. The Company applied the second step of its annual test and determined that the fair value of its goodwill at the Government Solutions and SQM reporting units was less than the amount reflected in the balance sheet for these reporting units. The Company recorded a $20.8 million and $4.4 million pretax impairment charge in the fourth quarter of 2009 to reflect the implied fair value of goodwill for the Government Solutions and SQM reporting units, respectively. The total fair value of the reporting units plus components of the business which have no goodwill was reconciled to end of year market capitalization.

The estimation of factors such as future performance, market conditions, perceived risk associated with business operations and the views of other market participants is highly subjective, and fair value is heavily dependent on various assumptions and estimates. No assurance can be given that future results or values will be in line with our estimates of fair value.

For purposes of the first step of the goodwill impairment test for Government Solutions, the Company considered a wide range of variables and assumptions in conducting a discounted cash flow valuation. For the analysis, future revenue growth was based on current contracts and renewals and long-term sales projections that averaged 5% per annum for years 2011 through 2016. The financial and credit market volatility directly impacts fair value measurement through the weighted average cost of capital that the Company used to determine the Company’s discount rate. The Company uses a discount rate in the present value calculation which is updated annually and which the Company considers appropriate for the country where the reporting unit is providing services. Discount rates of 11% to 17% were considered and the Company used 14% to determine the fair value of Government Solutions. Terminal value exit multiples of 5 times to 8 times EBITDA were considered reasonable for purposes of the fair value calculation of Government Solutions and the Company used an exit multiple of 6 times 2016 EBITDA to calculate a terminal value discounted to present value using 14% discount rate.

For purposes of the first step of the goodwill impairment test for SQM, the Company considered a wide range of variables and assumptions.  Future revenue growth was based on current contracts and renewals and long-term sales projections that averaged 3% per annum for years 2011 through 2016.  Discount rates of 14% to 20% were considered reasonable and the Company used 17% to determine the fair value of SQM. The exit multiples are not relevant due to the projected losses at SQM.

In addition, the Company also reviewed its other intangible assets, primarily customer relationships, for impairment in accordance with ASC 360. The Company estimated the fair value of its customer relationships using a discounted cash flow analysis and compared those values to the carrying value of the asset. The Company concluded, based on this comparison, that the intangible assets were impaired at its Government Solutions and SQM reporting units. The Company recorded a $0.5 million and $1.8 million impairment charge in the fourth quarter of 2009 to reflect the fair value of those intangible assets for Government Solutions and SQM reporting units, respectively. Due to the lack of observable market quotes for the Companies intangible assets, the Company utilized valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams. The expected cash flow streams are based on the specific intangible asset (i.e. customer contracts) and discounted using discount rates that reflect an estimated cost of capital. The valuation of the Company’s intangible assets is subject to uncertainties that are difficult to predict.

At December 31, 2009, the Company’s financial instruments consist of accounts receivable, accounts payable and long-term debt. The carrying values of accounts receivable and accounts payable approximate their fair values due to their short maturity periods. The fair value of the Company’s debt approximates its carrying value based on the variable nature of the interest rates and current market rates available to the Company.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 6 — Acquisitions and Dispositions

Onvaio LLC

On May 30, 2008, TechTeam Global, Inc. completed the acquisition of Onvaio LLC (“Onvaio”), a California limited liability company. Onvaio is a provider of technical support outsourcing services for clients globally through its wholly-owned subsidiary, Onvaio Asia Services, Inc., based in Manila, Philippines. The initial purchase price totaled $4,787,000 and included acquisition costs of $400,000. In addition to the initial purchase price paid at closing, an additional $1,500,000 was placed into an escrow account and is payable in increments of $125,000 on the last day of each fiscal quarter provided that Onvaio is still providing services to its largest customer in substantially the same form and content as provided at closing. As of December 31, 2009, $750,000 was released from escrow and paid to the selling shareholders. This additional amount is being recorded as goodwill as it is earned. The acquisition was accounted for as a non-taxable transaction; therefore, the Company will not be entitled to a tax deduction for the amortization of goodwill and other intangible assets for tax purposes.

RL Phillips, Inc.

On August 31, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Government Solutions, Inc., completed the acquisition of all of the outstanding common stock of RL Phillips, Inc. (“RL Phillips”), a provider of information technology, network engineering and information assurance services to both government and Commercial entities. The total purchase price of approximately $2,150,000 consisted of initial cash consideration paid by the Company of $1,750,000, shares of TechTeam common stock equal to $300,000 and future cash payments totaling $100,000. All of the stock consideration was placed into escrow to the extent it is necessary to reimburse the Company for any claims for indemnity or breach of representations and warranties. The stock consideration of $300,000 will be released from escrow on September 30, 2010, if there are no claims for indemnity or breach of representations and warranties.  The future cash payments of $100,000 can also be used to offset any claims for indemnity or breach of representations and warranties. The future cash payments are due in $50,000 installments on the first and second anniversary of the date of acquisition. On August 31, 2008, the first installment of $50,000 was paid to the selling shareholders. The installment due on August 31, 2009 was held back due to the Company’s claim for indemnity under the Stock Purchase Agreement for taxation matters. The Company has been informed that their tax matter has been resolved favorably, but it is awaiting documentation from the IRS prior to the releasing the final cash payment. The acquisition was accounted for as a non-taxable transaction; therefore, the Company will not be entitled to a tax deduction for the amortization of goodwill and other intangible assets for tax purposes.

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
(continued)

Note 6 — Acquisitions and Dispositions (continued)

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

Summary of Acquisition Purchase Price

The following table summarizes the allocation of the cumulative purchase price and net cash used for the acquisitions of Onvaio, RL Phillips, NewVectors, and SQM through December 31, 2009, including additional payments earned and accrued during 2009:

	Onvaio	RL Phillips	NewVectors	SQM
	(In thousands)
Goodwill	$4,714	$1,604	$32,675	$4,382
Amortizable intangible assets	1,225	162	6,230	2,936
Property, equipment and software	27	—	386	86
Other current and non-current assets, net of cash acquired	42	993	7,458	2,232
Accounts payable and accrued liabilities assumed	(470)	(389)	(6,176)	(4,436)
Accrued purchase price	—	(50)	—	—
Notes payable assumed	—	—	—	(95)
Issuance of equity instruments	—	(300)	—	—
Net cash used	$5,538	$2,020	$40,573	$5,105

Disposition of TechTeam A.N.E. NV/SA

On October 31, 2008, the Company completed the sale of TechTeam A.N.E NV/SA (“ANE”), the results of which were included in continuing operations through the date of the sale. This disposition was completed as the Company’s determined that this business unit was not core to the Company’s long-term growth strategy. This business included in the IT Consulting and Systems Integration segment had net sales of $7.2 million and a net operating loss of $76,000 for 2008 through the date of the sale. For the year ending December 31, 2007, the business had net sales of $7.6 million and operating income of $12,000. Total gross proceeds from the sale were 1.1 million euro ($1.4 million at the disposition date); the Company recognized a net gain of $155,000, which is included in other income in the Consolidated Statement of Operations, related to the sale of the business for the year ended December 31, 2008.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 6 — Acquisitions and Dispositions (continued)

Pro Forma Results of Operations

The unaudited pro forma condensed combined results of operations are presented below as though NewVectors had been acquired on January 1 of each period presented. The pro forma results of operations for the acquisitions of Onvaio, RL Phillips and SQM and disposition of ANE are not materially different than reported results and are not presented. There was no material effect on 2009 or 2008 operating results related to acquisitions or dispositions:

Year Ended December 31,
2007
(In thousands, except per share data)
Revenue
As reported	$222,196
Pro forma	$236,327
Income from continuing operations
As reported	$6,296
Pro forma	$6,761
Net income
As reported	$6,296
Pro forma	$6,761
Diluted earnings per common share
As reported	$0.60
Pro forma	$0.64

Note 7 — Notes Payable and Line of Credit

Long-Term Debt Agreement

On June 1, 2007, the Company entered into a five-year, secured credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as Administrative Agent and participating lender, whereby the Company may borrow up to $40,000,000 for the issuance of letters of credit and loans. On July 3, 2007, LaSalle Bank Midwest, N.A., now known as Bank of America, N.A. (“Bank of America”), joined as a participating lender under the Credit Agreement through the assignment of a participation share of $15,000,000, or 37.5%. On June 5, 2008, the Company and the banks amended the Credit Agreement to permit borrowings up to $55,000,000. Borrowings under the Credit Agreement are currently secured by substantially all domestic assets of the Company and 65% of its interests in the majority of its foreign subsidiaries. The Credit Agreement terminates on May 31, 2012. As of December 31, 2009, the Company had $15,008,000 outstanding under the Credit Agreement, of which $4,000,000 is included in current portion of long-term debt and $11,008,000 is included in long-term debt on the accompanying consolidated balance sheets.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 7 — Notes Payable and Line of Credit (continued)

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

On October 28, 2008, the Company completed the second amendment to its five-year, secured credit agreement (“Credit Agreement”) with JPMorgan Chase Bank, N.A. and Bank of America. The Credit Agreement was amended in order to provide the Company the ability to enter into a stock repurchase program through 2011 (with an annual limitation of $3.0 million per year) and to increase the Company’s ability to execute capital lease transactions from $1.0 million to $2.0 million.

On March 26, 2010, the Company completed the third amendment to the Credit Agreement. Please see Note 18 – Subsequent Event.

Interest Rate Swap Agreement

On June 4, 2007, the Company entered into an interest rate swap agreement with a notional amount of $30 million. Under the swap agreement, the notional amount will be reduced by $625,000 on a monthly basis and will mature on June 3, 2011. The notional amount under the swap agreement was $11,875,000 as of December 31, 2009. The purpose of the interest rate swap, which is designated as a cash flow hedge, is to manage interest costs and the risk associated with variable-rate debt. The Company does not hold or issue derivative instruments for trading purposes. The swap effectively converts a portion of the Company’s variable-rate debt under the Credit Agreement to a fixed rate. Under this agreement, the Company receives a floating rate based on LIBOR and pays a fixed rate of 5.55% on the outstanding notional amount. For the years ended December 31, 2009 and 2008, the Company recorded a loss of approximately $769,000 and $591,000, respectively, as interest expense on the interest rate swap. The Company has recorded a liability of $449,000 and $1,074,000 for the fair value of the interest rate swap at December 31, 2009 and 2008, respectively, for which the corresponding offset has been recorded as an unrealized loss within other comprehensive income (loss).

Interest expense was $1,224,000 in 2009, $2,109,000 in 2008 and $1,417,000 in 2007.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 8 – Property, Equipment and Software

Property, equipment and software consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Computer equipment and office furniture	$31,384	$30,575
Software	15,512	15,187
Leasehold improvements	6,618	6,495
Transportation equipment	331	373
	53,845	52,630
Less — Accumulated depreciation and amortization	(47,614)	(44,303)
Net property, equipment and software	$6,231	$8,327

Note 9 — Income Taxes

The income tax (benefit) provision consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Current:
U.S. federal	$1,898	$1,498	$1,568
State	498	695	365
Foreign	533	1,386	1,710
Total current provision	2,929	3,579	3,643
Deferred	(6,190)	603	(300)
Total income tax (benefit) provision	$(3,261)	$4,182	$3,343

The income tax (benefit) provision was calculated based on the following components of income (loss) before income taxes:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Domestic (loss) income	$(16,595)	$7,730	$3,984
Foreign (loss) income	(5,299)	(580)	5,655
(Loss) income before income taxes (benefit)	$(21,894)	$7,150	$9,639

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 9 — Income Taxes (continued)

A reconciliation of the income tax (benefit) provision and the amount computed by applying the federal statutory income tax rate to income from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Income tax (benefit) provision at federal statutory rate of 34%	$(7,444)	$2,431	$3,277
State taxes, net of federal benefit	(243)	459	241
Permanent differences	4,373	84	75
Foreign operating losses not benefited/valuation allowance	(476)	1,083	274
Effect of foreign tax rates	632	(76)	(487)
Other	(103)	201	(37)
Total income tax (benefit) provision	$(3,261)	$4,182	$3,343

The principal components of deferred income taxes were as follows:

	As of December 31,
	2009		2008
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Net operating loss carryforwards	$1,183	$—	$1,756	$—
Accruals and reserves	594	—	466	—
Accelerated tax depreciation	27	—	—	75
Intangible assets	2,314	—	—	3,357
Prepaid expenses	—	301	—	320
Other	1,698	—	1,331	—
Total deferred income taxes	5,816	301	3,553	3,752
Less — Valuation allowance	(1,163)	—	(1,639)	—
Net deferred income taxes	$4,653	$301	$1,914	$3,752

At December 31, 2009 and 2008, the Company had available pre-tax net operating loss carryforwards of approximately $5,398,000 and $5,590,000, respectively, in Europe, which may be used to offset future taxable income in the jurisdiction in which the loss originated. The loss carryforward in Belgium does not expire. The loss carryforward in Romania expires after five years. Based on the historical losses in Belgium and Romania and the uncertainty surrounding the Company’s ability to make use of them, a valuation allowance has been provided against the deferred tax asset related to the net operating loss carryforwards in these countries.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 9 — Income Taxes (continued)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2004 U.S. federal income tax return in the first quarter of 2007, which was completed in the second quarter of 2008. The following table summarizes tax years that remain subject to examination by major tax jurisdictions:

Major Jurisdiction	Open Years
U.S. Federal income taxes	2005 through 2009
U.S. State income taxes	2005 through 2009
Foreign income taxes	2003 through 2009

The Company adopted the provisions of ASC 740 “Income Taxes”, (“ASC 740”) on January 1, 2007. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. ASC 740 also provides guidance regarding subsequent reversal of a tax position, balance sheet classification, accounting in interim periods, disclosure and transition. The Company did not adjust its liability for unrecognized tax benefits upon adoption of ASC 740.

A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

	December 31,
	2009	2008
Balance at beginning of period	$107,100	$52,000
Additions for tax positions of prior years	6,000	77,100
Settlements	—	(22,000)
Balance at end of period	$113,100	$107,100

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses. During the year ended December 31, 2009 and 2008, the Company recognized approximately $1,000 and $29,000 in interest and penalties, respectively, related to income taxes. The Company has no material accruals for the payment of interest and penalties at December 31, 2009 and 2008, respectively.

Note 10 — Employee Retirement Plans

At December 31, 2009, TechTeam Global, Inc. and its domestic subsidiaries together have two 401(k) retirement savings plans that cover substantially all U.S.-based employees. Under the provisions of the plans, the Company may make discretionary employer matching contributions. Matching contributions under all plans totaled $1,136,000 in 2009, $1,824,000 in 2008 and $1,525,000 in 2007. Matching contributions for the plan of TechTeam Global, Inc. are made only with Company common stock and are credited to the TechTeam Global Stock Fund for the benefit of each participant. During 2009, the Company suspended matching contributions under the TechTeam Global, Inc. Plan for all employees effective April 27, 2009. Matching contributions for the plan of the Company’s government-based subsidiaries are made in cash. During 2007, the Company merged together the two plans of its government-based subsidiaries into one plan.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 11 — Leases

The Company leases its service desk facilities, corporate and other offices, and certain office equipment under various operating and month-to-month leases. These leases are renewable with various options and terms. Total rental expense was $5,547,000 in 2009, $6,895,000 in 2008 and $5,351,000 in 2007. The Company subleased a portion of its facilities to third parties. Sublease income recorded in 2009, 2008 and 2007 was $15,000, $0 and $8,000, respectively.

Minimum future payments and receipts under noncancelable operating leases and subleases with initial terms of one year or more at December 31, 2009, are as follows:

Year	Lease Payments	Sublease Receipts
	(In thousands)
2010	$4,178	$93
2011	3,169	97
2012	2,521	101
2013	1,834	26
2014	1,580	—
2015 and thereafter	1,952	—
Total	$15,234	$317

Certain facilities leases include periods of free rent or rent payments that increase over the life of the lease. For these leases, total rent expense for the entire lease is recorded on a straight-line basis over the life of the lease and a deferred asset or liability is recorded, as appropriate. At December 31, 2009 and 2008, long-term liabilities include a deferred lease liability of $690,000 and $592,000, respectively, for these leases.

Note 12 — Stock-Based Compensation

The Company accounts for its stock-based compensation under the provisions of ASC 718 “Compensation – Stock Compensation” (“ASC 718”) which requires companies to measure and recognize compensation expense for all stock-based payment awards to employees and directors based on the estimated fair value of the award. Compensation expense is recognized over the period during which an employee or director is required to provide service in exchange for the award. Stock-based compensation expense recognized in each period is based on the value of the portion of the share-based award that is ultimately expected to vest during the period. The Company’s outstanding stock-based awards consist of stock options and restricted stock.

As of December 31, 2009, the Company had stock options and restricted stock outstanding under two plans — the 2006 Incentive Stock and Awards Plan (“2006 Plan”) and the 2004 Incentive Stock and Awards Plan (“2004 Plan”). Stock-based awards may no longer be granted under the 2004 Plan.

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
(continued)

Note 12 — Stock-Based Compensation (continued)

Stock Options

Under the 2006 Plan, stock options may be granted with terms up to ten years and must have an exercise price that is equal to or greater than the fair market value of the Company’s common stock on the date of the grant. Options outstanding under the 2004 Plan have expiration terms of ten years and become exercisable ratably over periods ranging from zero to four years.

The Company recorded compensation expense totaling $1,108,000 in 2009, $1,160,000 in 2008 and $798,000 in 2007 related to outstanding options. As of December 31, 2009, unrecognized compensation cost related to stock options totaled $1,866,000, which is expected to be recognized over a weighted-average period of approximately two years.

Compensation expense reported above includes the expense associated with 110,000 stock options that were granted to directors on June 23, 2006, and approved by shareholders on May 16, 2007. This award was accounted for as a liability award under a share-based payment arrangement and, therefore, the fair value of the award was remeasured at each reporting date until the date of settlement on May 16, 2007, when the final amount of compensation expense was measured. The Company recorded compensation expense of approximately $366,000 in 2007 for this stock option award.  No compensation expense for this stock option award was recorded in 2009 or 2008. Compensation expense for 2008 included $254,000 of expense related to the accelerated vesting of all non-vested restricted stock awards and modification of the exercise period of vested stock options granted to the Company’s former President and Chief Executive Officer, William C. Brown, in accordance with Mr. Brown’s amended Employment and Noncompetition Agreement.

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

The following assumptions were used to estimate the fair value of options granted:

	Year Ended December 31,
	2009	2008	2007
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average volatility	61%	37%	35%
Risk free interest rate	1.4%	1.2-3.4%	3.4-5.0%
Expected term (in years)	3.0	3.1	3.0

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 12 — Stock-Based Compensation (continued)

A summary of stock option activity under the above plans and related information is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	933,967	$9.71
Granted	884,000	$11.98
Exercised	(127,767)	$8.53
Canceled	(178,600)	$10.67
Outstanding at December 31, 2007	1,511,600	$11.02
Granted	981,500	$8.73
Exercised	(45,500)	$8.98
Canceled	(205,626)	$11.80
Outstanding at December 31, 2008	2,241,974	$9.99
Granted	76,000	$5.95
Exercised	—	$0.00
Canceled	(274,382)	$10.29
Outstanding at December 31, 2009	2,043,592	$9.74	6.6 Years	$247,305
Vested and expected to vest in the future at December 31, 2009	2,043,592	$9.74	6.3 Years	$247,305
Exercisable at December 31, 2009	1,190,183	$10.13	5.3 Years	$47,807

The weighted average grant-date fair value of options issued under all plans was $2.47 in 2009, $2.50 in 2008 and $3.85 in 2007. The total intrinsic value of options exercised under all plans was $53,000 in 2008 and $468,000 in 2007. No options were exercised during 2009. The intrinsic values were determined as of the date of exercise.

No cash was received from option exercises under any plan in 2009. Cash received from option exercises under all plans was $408,000 in 2008 and $1,094,000 in 2007.

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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 12 — Stock-Based Compensation (continued)

The Company issued 298,372, 178,388 and 132,915 shares of restricted stock to employees and directors in 2009, 2008 and 2007, respectively. No performance stock was granted during any period presented.

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

The Company granted 22,388 and 13,568 shares of restricted stock to certain employees under the Long-Term Incentive Plan during 2008 and 2007, respectively, for performance during the years ended December 31, 2007, and 2006. No shares of restricted stock were granted under the Long-Term Incentive Plan during 2009 for performance during the year ended December 31, 2008.

Compensation expense related to all restricted stock under all plans is recorded on a straight-line basis over the vesting period. The Company recorded compensation expense related to outstanding shares of restricted stock under all plans totaling $668,000 in 2009, $997,000 in 2008 and $464,000 in 2007. The weighted average grant-date fair value of restricted stock granted under all plans was $5.29 in 2009, $8.61 in 2008 and $12.95 in 2007. The fair value of restricted stock awards granted under all plans was determined based on the closing trading price of the Company’s common stock on the grant date.

At December 31, 2009 and 2008, there was approximately $2,280,000 and $2,241,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted stock. Unrecognized compensation expense at December 31, 2009 is expected to be recognized over a weighted average period of three years.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 12 — Stock-Based Compensation (continued)

A summary of restricted share activity under the above plans and related information is as follows:

Restricted Shares	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	96,220	$10.50
Granted	146,483	$12.95
Vested	(9,000)	$8.47
Forfeited	(11,500)	$8.88
Nonvested at December 31, 2007	222,203	$12.20
Granted	178,388	$8.61
Vested	(78,919)	$11.05
Forfeited	(36,107)	$12.09
Nonvested at December 31, 2008	285,565	$10.01
Granted	298,372	$5.29
Vested	(58,159)	$9.71
Forfeited	(83,281)	$10.72
Nonvested at December 31, 2009	442,497	$6.79

Note 13 — Common Stock

The Company has reserved for issuance shares of common stock necessary to affect the exercise of all outstanding and ungranted stock options.

On October 30, 2008, the Board of Directors authorized a stock repurchase program. Under the program, the Company is authorized to repurchase up to 1 million shares of its common stock on the open market as the Company deems appropriate. During 2008, we purchased and retired 12,258 shares of common stock for $61,000, inclusive of commission expense, under this program. No purchases occurred in 2009. The stock repurchase program expires on December 31, 2011.

Note 14 — Preferred Stock

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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 15 — Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is the Executive Leadership Team, which is comprised of the President and Chief Executive Officer, the Chief Financial Officer, the Vice President of Global Sales, the President of TechTeam Government Solutions, the Vice Presidents of Service Delivery, Chief Information Officer, General Counsel and the Vice Presidents of Human Resources. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services. Reportable operating segments currently include the following:

IT Outsourcing Services — this segment provides corporations with around-the-clock (24x7x365) technical support for their end-users and other constituencies. The Company supports the full range of a client’s information technology (“IT”) and business process infrastructure. The Company also provides technical support to customers of the Company’s client’s products and software.

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

Note 15 — Segment Reporting (continued)

The accounting policies of the operating segments are the same as those described in Note 1. The Company evaluates segment performance based on segment gross profit. Assets are not allocated to operating segments, but certain amounts of depreciation and amortization expense are allocated to operating segments.

Financial information for the Company’s operating segments is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Revenue
Commercial
IT Outsourcing Services	$106,229	$120,166	$104,659
IT Consulting and Systems Integration	12,755	27,064	28,064
Other Services	15,817	24,110	20,219
Total Commercial	134,801	171,340	152,942
Government Technology Services	76,440	88,615	69,254
Total revenue	$211,241	$259,955	$222,196

Gross Profit
Commercial
IT Outsourcing Services	$23,330	$24,350	$19,927
IT Consulting and Systems Integration	2,865	6,427	6,187
Other Services	3,854	5,427	4,789
Total Commercial	30,049	36,204	30,903
Government Technology Services	20,437	24,232	18,867
Total gross profit	50,486	60,436	49,770
Selling, general and administrative expense	(42,823)	(46,920)	(39,475)
Impairment charges	(27,453)	—	—
Restructuring charges, net	(411)	(5,719)	—
Net interest expense	(1,018)	(1,712)	(572)
Foreign currency transaction (loss) gain	(675)	910	(84)
Other income, net	—	155	—
(Loss) income before income taxes	$(21,894)	$7,150	$9,639

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 15 — Segment Reporting (continued)

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Depreciation and Amortization
IT Outsourcing Services	$1,726	$2,265	$1,914
IT Consulting and Systems Integration	—	173	158
Government Technology Services	—	—	34
Other Services	70	42	1
Unallocated depreciation and amortization	4,686	5,455	4,899
Total depreciation and amortization	$6,482	$7,935	$7,006

The Company attributes revenue to different geographic areas on the basis of the location providing the services to the customer. Revenue and long-lived assets by geographic area is presented below:

	Geographic Information
	2009		2008		2007
	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets	Revenue	Long-Lived Assets
	(In thousands)
United States	$142,276	$48,641	$160,990	$72,629	$137,276	$71,497
Europe:
Belgium	32,597	1,514	43,557	1,928	44,272	3,697
Rest of Europe	36,368	4,376	55,408	11,905	40,648	12,627
Total Europe	68,965	5,890	98,965	13,833	84,920	16,324
Total	$211,241	$54,531	$259,955	$86,462	$222,196	$87,821

Corporate services for major companies are provided on an international scale. Revenue from customers that comprise 10% or greater of total revenue in any period presented are as follows:

	Year Ended December 31,
	2009	2008	2007

U.S. Federal Government	31.7%	29.7%	27.1%
Ford Motor Company	14.3%	15.9%	20.1%
Total	46.0%	45.6%	47.2%

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 15 — Segment Reporting (continued)

We conduct business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the U.S. Federal Government. In the aggregate, approximately 17.9%, 18.7% and 15.9% of our total revenue in 2009, 2008 and 2007, respectively, was derived from agencies within the U.S. Department of Defense.

Revenue from Ford is earned in the IT Outsourcing Services, IT Consulting and Systems Integration, and Other Services operating segments. All revenue from the U.S. Federal Government is earned in the Government Technology Services operating segment.

Amounts due from the U.S. Federal Government and Ford Motor Company accounted for 23.3% and 8.8% of total accounts receivable at December 31, 2009, respectively, and 36.7% and 13.1%, at December 31, 2008, respectively.

Note 16 — Related Party Transactions

On May 22, 2008, the Company established service desk operations in Manila, Philippines through an agreement with Rainmaker Asia, Inc., a wholly-owned subsidiary of Rainmaker Systems, Inc. One of the Company’s former directors, Alok Mohan, is also an independent director and Chairman of Rainmaker Systems, Inc. The amount of the transaction with Rainmaker Systems, Inc. did not have a material impact on our consolidated financial position or results of operations. The Company’s Board of Directors and Audit Committee independently approved this transaction.

Note 17 — Contingencies

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

Credit Agreement Amendment

On March 26, 2010, the Company amended its existing Credit Agreement with JPMorgan Chase Bank, N.A. and Bank of America, N.A. The Amendment reduced the Company’s borrowing limit from $55,000,000 to $28,000,000. Bank of America, N.A. has been paid in full and is no longer a participating lender.

The Amendment also increased the interest rate applicable to borrowings under the Credit Agreement. The interest rate is equal to the Eurocurrency rate for U.S. dollars plus a factor determined with reference to the Company’s Leverage Ratio. The Amendment increased the range for this factor from a range of 0.95% - 1.45% to a range of 1.50% - 2.00%. The unused commitment fee was also increased from a range of 0.15% - 0.25% to a range of 0.25% - 0.35% and is also based on the Company’s Leverage Ratio.

The Amendment permits the Company to maintain:  (a) a rolling four-quarter Leverage Ratio as of the fiscal quarters ending March 31, 2010 and June 30, 2010 of 3.25 to 1 (up from 3.0 to 1), and 3.0 to 1 for fiscal quarters thereafter; and (b) a rolling four-quarter Fixed Charge Coverage Ratio as of fiscal quarters ending March 31, 2010 and June 30, 2010 of 1.0 to 1.0 (down from 1.25 to 1.0), and 1.25 to 1.0 for fiscal quarters thereafter.

Finally, the Amendment also modified the definition of “Consolidated Adjusted EBITDA” to allow the Company to exclude:  (a) non-cash goodwill and intangible impairment charges for fiscal quarters ended December 31, 2009, March 31, 2010 and June 30, 2010; and (b) amounts related to cash restructuring charges for fiscal quarters ended March 31, 2010 and June 30, 2010.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note 18 — Subsequent Event (continued)

Restructuring

On March 29, 2010 the Company announced a restructuring plan to achieve global management consistency. The restructuring plan was approved by the Company’s Board of Directors on March 23, 2010. The 2010 first quarter estimated pre-tax restructuring charge related to this action includes separation costs for employees and facilities costs. The company currently estimates that the total pre-tax charges resulting from the restructuring will be between $2.7 million and $3.4 million.

Note 19 — Selected Quarterly Financial Data (Unaudited)

Quarterly condensed consolidated results of operations are summarized as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2009
Revenue	$56,105	$54,327	$52,348	$48,461
Gross profit	13,928	13,346	12,042	11,170
Net income (loss)	$1,650	$1,290	$862	$(22,434)
Earnings (loss) per share:
Basic per common	$0.16	$0.12	$0.08	$(2.11)
Diluted per common	$0.16	$0.12	$0.08	$(2.11)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2008
Revenue	$65,964	$67,876	$64,184	$61,930
Gross profit	14,778	15,588	14,807	15,262
Net income (loss)	$1,691	$(1,838)	$1,909	$1,207
Earnings (loss) per share:
Basic per common	$0.16	$(0.17)	$0.18	$0.11
Diluted per common	$0.16	$(0.17)	$0.18	$0.11

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants, disagreements, or other events requiring reporting under this Item.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of December 31, 2009, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting accompanies the Company’s financial statements included in Item 8 of this Form 10-K and is incorporated herein by reference.

Report of the Independent Registered Public Accounting Firm

The report issued by the Company’s independent registered public accounting firm, Ernst & Young LLP, accompanies the Company’s financial statements included in Item 8 of this Form 10-K and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information relating to our Board of Directors will be found in our Proxy Statement to be dated on or about  April 30, 2010 (the “Proxy Statement”) under “Proposal 1. Election of Directors” and is incorporated in this report by reference.

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

Code of Ethics

We have adopted a code of ethics as set forth in our Code of Business Conduct, which is available on our Web site at
http://www.techteam.com/investors/corporate-governance.

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

Corporate Governance

In our proxy statements, we describe the procedures by which shareholders can recommend nominees to our board of directors. There have been no changes in those procedures since they were last published in our proxy statement of March 30, 2009.

The Board of Directors has determined that the Audit Committee consists entirely of independent directors in accordance with applicable U.S. Securities and Exchange Commission and Nasdaq® Global Market rules for audit committees. The members of the committee are James A. Lynch, Andrew R. Siegel and Richard R. Widgren (Chairman). The Board of Directors has determined that Mr. Widgren is an audit committee financial expert as defined in the U.S. Securities and Exchange Commission rules.

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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

The following table presents information as of December 31, 2009, regarding our compensation plans under which shares of our common stock have been authorized for issuance.

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,593,592	$10.34	661,062
Equity compensation plans not approved by security holders (2)	450,000	$7.62	—
Total	2,043,592	$9.74	661,062

(1)	Represents options to purchase shares of the Company’s common stock.

(2)
Represents grants made to Gary J. Cotshott and Margaret M. Loebl as inducement for them to enter into employment with the Company. In February 2008, Mr. Cotshott received an option to purchase 300,000 shares of the Company’s common stock. In October 2008, Ms. Loebl received an option to purchase 150,000 shares of the Company’s common stock. The options awarded to Mr. Cotshott have an exercise price equal to the market price on the date of grant ($7.99), a ten-year term and vest in 16 equal installments over four years. The options awarded to Ms. Loebl have an exercise price equal to the market price on the date of the grant ($6.89), a ten-year term and vest in four equal installments over four years.

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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information to be set forth under the caption “Fees of the Independent Auditors for 2009 and 2008” in the Proxy Statement is incorporated herein by reference.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	Certain documents are filed as part of this Report on Form 10-K.

(1)	See “Item 8 — Financial Statements and Supplementary Data” beginning at page 46.

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007

(3)	Exhibits.

Exhibit Number	Exhibit	Reference *
2.1	Share Purchase Agreement between TechTeam Global AB and SQM Nordic AB dated January 19, 2007.	*8

2.2	First Amendment of Share Purchase Agreement between TechTeam Global AB and SQM Nordic AB dated as of February 9, 2007.	*8

2.3	Membership Interest Purchase Agreement between TechTeam Government Solutions, Inc., NewVectors Holding LLC, Altarum Supporting Organization, Inc. and Altarum Institute dated May 23, 2007.	*10

3.1	Certification of Incorporation of TechTeam Global, Inc. filed with the Delaware Secretary of State on September 14, 1987.	*4

3.2	Certificate of Amendment dated November 27, 1987 to our Certificate of Incorporation.	*4

3.3	Certificate of Amendment dated May 8, 2002 to Certificate of Incorporation.	*4

3.4	Bylaws of TechTeam Global, Inc. as Amended and Restated December 9, 2009.	*19

10.1	Lease Agreement for office space in Southfield, Michigan known as the Cumberland Tech Center between the Company and Eleven Inkster Associates dated September 27, 1993.	*2

10.2	Seventh Amendment dated August 24, 2006 to the Lease Agreement for office space in Southfield, Michigan between Eleven Inkster L.L.C. and the Company.	*7

10.3	Lease Agreement for office space in Davenport, Iowa known as the 1010 Shopping Center between the Company and Partnership 1010, L.L.P. dated August 28, 1999.	*3

10.4
Office Lease Agreement by and between FJ Dulles Business Park II, L.L.C., as Landlord, and TechTeam Government Solutions, Inc., (formerly known as Digital Support Corporation) as Tenant, dated December 21, 2000.
*5

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Exhibit Number	Exhibit	Reference *
10.5	Office Building Lease between Elizabethean Court Associates III L.P., as landlord, and TechTeam Global, Inc., as tenant, dated May 18, 2006.	*9

10.6	Lease Agreement for office space in Bucharest, Romania between S.C. Italian-Romanian Industrial Development Enterprises – IRIDE SA and TechTeam Global SRL dated February 2, 2005.	*6

10.7	Office building lease between EVERE REAL ESTATE and TechTeam Global NV/SA, dated July 1, 2009	*18

10.8	Office building lease between EVERE REAL ESTATE and TechTeam Global NV/SA, dated July 1, 2009	*18

10.9	1990 Nonqualified Stock Option Plan.	*1

10.10	2004 Incentive Stock and Awards Plan.	*17

10.11	2006 Incentive Stock and Awards Plan.	*17

10.12	TechTeam Global, Inc. Non-Employee Directors Equity Fee Guidelines under 2006 Incentive Stock and Awards Plan.	*11

10.13	TechTeam Global, Inc. Non-Employee Directors Deferred Compensation Plan.	*11

10.14	TechTeam Global, Inc. Compensation Policy for Non-Employee Directors.	*11

10.15	TechTeam Global, Inc. Executive Annual Incentive Plan.	*15

10.16	TechTeam Global, Inc. Executive Long Term Incentive Program.	*15

10.17	Supplemental Retirement Plan dated October 1, 2000.	*3

10.18	Employment Agreement Relating to Change of Control.	*17

10.19	Form of Indemnification Agreement	*19

10.20	Employment and Noncompetition Agreement between TechTeam Global, Inc. and Gary J. Cotshott, dated February 11, 2008.	*12

10.21	Amendment to Employment and Noncompetition Agreement between TechTeam Global, Inc. and Gary J. Cotshott	*17

10.22	Option Agreement between TechTeam Global, Inc. and Gary J. Cotshott	*17

10.23	Employment and Non-Competition Agreement of Kamran Sokhanvari	*13

10.24	Amendment to Employment and Non-Competition Agreement of Kamran Sokhanvari	*17

10.25	Employment and Non-Competition Agreement of Armin Pressler	*13

10.26	Amendment to Employment and Non-Competition Agreement of Armin Pressler	*17

10.27	Employment and Non-Competition Agreement of Margaret M. Loebl	*16

10.28	Amendment to Employment and Non-Competition Agreement of Margaret M. Loebl	*17

10.29	Option Agreement between TechTeam Global, Inc. and Margaret M. Loebl	*17

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Exhibit Number	Exhibit	Reference *
10.30	Employment Agreement Relating to Change of Control of Michael A. Sosin	*17

10.31	Employment Agreement Relating to Change of Control of Christopher Donohue	*17

10.32	Retention and Change of Control of David A. Kriegman, dated October 23, 2009.

10.33
Credit Agreement dated as of June 1, 2007 among TechTeam Global, Inc., the Lenders Party Hereto, JPMorgan Chase Bank, NA, as Administrative Agent and J.P. Morgan Securities, Inc., as Sole Bookrunner and Sole Lead Arranger.
*10

10.34
Pledge and Security Agreement dated June 1, 2007 between TechTeam Global, Inc., TechTeam Cyntergy, LLC, TechTeam Government Solutions, Inc., Sytel, Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent.
*10

10.35	First Amendment to Credit Agreement and Consent	*14

10.36	Second Amendment to Credit Agreement	*15

10.37	Third Amendment to Credit Agreement	*20

21.1	List of subsidiaries of TechTeam Global, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Gary J. Cotshott Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Margaret M. Loebl Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gary J. Cotshott Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Margaret M. Loebl Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits 10.9 through 10.11 and Exhibits 10.15 through 10.32 represent management contracts and compensatory plans.

Exhibit
*1	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1990, filed as Exhibit 4.14 thereto.

*2	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1993.

*3	Incorporated by reference to our Annual Report on Form 10-K dated March 31, 2001.

*4	Incorporated by reference to our Annual Report on Form 10-K dated March 18, 2003.

*5	Incorporated by reference to our Report on Form 10-K dated March 24, 2004.

*6	Incorporated by reference to our Annual Report on Form 10-K dated March 18, 2005.

*7	Incorporated by reference to our Report on Form 10-Q dated November 9, 2006.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Exhibit

*8	Incorporated by reference to our Report on Form 8-K dated February 9, 2007.

*9	Incorporated by reference to our Annual Report on Form 10-K dated March 16, 2007.

*10	Incorporated by reference to our Report on Form 8-K dated June 5, 2007.

*11	Incorporated by reference to our Report on Form 10-Q dated August 9, 2007.

*12	Incorporated by reference to our Report on Form 8-K dated February 14, 2008.

*13	Incorporated by reference to our Report on Form 8-K dated June 5, 2008.

*14	Incorporated by reference to our Report on Form 8-K dated June 11, 2008.

*15	Incorporated by reference to our Report on Form 8-K dated June 18, 2008.

*16	Incorporated by reference to our Report on Form 8-K dated October 7, 2008.

*17	Incorporated by reference to our Annual Report on Form 10-K dated March 16, 2009.

*18	Incorporated by reference to our Report on Form 10-Q dated November 9, 2009.

*19	Incorporated by reference to our Report on Form 8-K dated December 15, 2009.

*20	Incorporated by reference to our Report on Form 8-K dated March 29, 2010.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TechTeam Global, Inc.

Date: March 30, 2010	By:	/s/ Gary J. Cotshott	Gary J. Cotshott
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Margaret M. Loebl	Margaret M. Loebl
Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 2010.

/s/ Gary J. Cotshott	Director and Chief Executive Officer (Principal Executive Officer)
Gary J. Cotshott
/s/ Margaret M. Loebl	Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Margaret M. Loebl

/s/ Charles Frumberg	Director
Charles Frumberg

/s/ Seth W. Hamot	Director
Seth W. Hamot

Director
James A. Lynch

/s/ Dov H. Scherzer	Director
Dov H. Scherzer

/s/ Andrew R. Siegel	Director
Andrew R. Siegel

/s/ Richard R. Widgren	Director
Richard R. Widgren

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

SCHEDULE II — Valuation and Qualifying Accounts

for the Years Ended December 31, 2009, 2008 and 2007

Description	Balance at Beginning of Period	Charged to (Reduction of) Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
2009
Allowance for doubtful accounts	$986	$329	$—	$1,315
Valuation allowance for deferred taxes	$1,639	$(476)	$—	$1,163

2008
Allowance for doubtful accounts	$611	$375	$—	$986
Valuation allowance for deferred taxes	$503	$1,136	$—	$1,639

2007
Allowance for doubtful accounts	$466	$145	$—	$611
Valuation allowance for deferred taxes	$290	$213	$—	$503

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

INDEX OF EXHIBITS

Exhibit Number	Exhibit
10.32	Retention and Change of Control of David A. Kriegman, dated October 23, 2009.

21.1	List of subsidiaries to TechTeam Global, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Gary J. Cotshott Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Margaret M. Loebl Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gary J. Cotshott Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Margaret M. Loebl Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.