Form 10-Q
period 2010-03-31
TECHTEAM GLOBAL INC
filed 2010-05-10
CIK 805054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

Commission File Number:  0-16284

TECHTEAM GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-2774613
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

27335 West 11 Mile Road, Southfield, MI 48033
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:  (248) 357-2866

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ■  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ■	Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ■

The number of shares of the registrant's common stock outstanding at May 1, 2010 was 11,228,296.

TECHTEAM GLOBAL, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue
Commercial
IT Outsourcing Services	$26,208	$27,718
IT Consulting and Systems Integration	2,920	3,904
Other Services	3,726	4,265
Total Commercial	32,854	35,887
Government Technology Services	15,156	20,218
Total revenue	48,010	56,105
Cost of revenue
Commercial
IT Outsourcing Services	20,271	21,265
IT Consulting and Systems Integration	2,369	2,968
Other Services	2,805	3,159
Total Commercial	25,445	27,392
Government Technology Services	12,111	14,785
Total cost of revenue	37,556	42,177
Gross profit
Commercial	7,409	8,495
Government Technology Services	3,045	5,433
Total gross profit	10,454	13,928
Selling, general and administrative expense	10,637	10,592
Restructuring charge	3,144	—
Operating income (loss)	(3,327)	3,336
Net interest expense	(187)	(311)
Foreign currency transaction gain (loss)	196	(235)
Income (loss) before income taxes	(3,318)	2,790
Income tax provision (benefit)	(665)	1,140
Net income (loss)	$(2,653)	$1,650
Basic earnings (loss) per common share	$(0.25)	$0.16
Diluted earnings (loss) per common share	$(0.25)	$0.16
Weighted average number of common shares and common share equivalents outstanding
Basic	10,662	10,588
Diluted	10,662	10,613

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$14,210	$15,969
Accounts receivable (less allowance of $1,039 at March 31, 2010 and $1,315 at December 31, 2009)	43,557	44,314
Prepaid expenses and other current assets	4,534	3,766
Total current assets	62,301	64,049
Property, equipment and software, net	5,470	6,231
Goodwill and other intangible assets, net	46,770	47,270
Deferred income taxes	3,995	3,940
Other assets	831	1,030
Total assets	$119,367	$122,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,064	$4,074
Accounts payable	6,185	5,130
Accrued payroll and related taxes	9,620	8,486
Accrued expenses	5,900	5,237
Other current liabilities	2,694	4,168
Total current liabilities	28,463	27,095

Long-term liabilities
Long-term debt, less current portion	9,831	11,051
Other long-term liabilities	786	745
Total long-term liabilities	10,617	11,796

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 11,222,719 and 11,118,309 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	112	111
Additional paid-in capital	80,290	79,762
Retained earnings	73	2,726
Accumulated other comprehensive income (loss)	(188)	1,030
Total shareholders’ equity	80,287	83,629
Total liabilities and shareholders’ equity	$119,367	$122,520

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income (loss)	$(2,653)	$1,650
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,399	1,688
Non-cash expense related to stock options and issuance of common stock and restricted common stock	608	568
Other	1	6
Changes in current assets and liabilities	1,124	3,548
Changes in long-term assets and liabilities	224	(260)
Net cash provided by operating activities	703	7,200

Investing activities
Purchase of property, equipment and software	(135)	(671)
Cash paid for acquisitions, net of cash acquired	(125)	(126)
Net cash used in investing activities	(260)	(797)

Financing activities
Other	(78)	(11)
Payments on long-term debt	(1,231)	(3,152)
Net cash used in financing activities	(1,309)	(3,163)
Effect of exchange rate changes on cash and cash equivalents	(893)	(212)

Increase (decrease) in cash and cash equivalents	(1,759)	3,028
Cash and cash equivalents at beginning of period	15,969	16,881
Cash and cash equivalents at end of period	$14,210	$19,909

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. (“TechTeam” or the “Company”) in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 — Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income and all non-ownership changes in shareholders’ equity. For the Company, comprehensive income (loss) for the periods presented consists of net income, the foreign currency translation adjustment and net unrealized gain on derivative instruments. A summary of comprehensive income (loss) for the periods presented is as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Comprehensive Income (Loss)
Net income (loss)	$(2,653)	$1,650
Other comprehensive income (loss) —
Foreign currency translation adjustment	(1,340)	(1,224)
Unrealized gain on derivative instruments	122	146
Comprehensive income (loss)	$(3,871)	$572

Note 3 — Earnings (Loss) Per Share

Basic earnings (loss) per share for common stock is computed using the weighted average number of common shares  excluding unvested restricted shares and shares held in escrow in connection with the Company’s acquisition of RL Phillips, Inc. Dilutive earnings (loss) per share for common stock is computed using weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options, unvested restricted stock issued to employees and shares held in escrow in connection with the Company’s acquisition of RL Phillips, Inc. During the three months ended March 31, 2010, common share equivalents (including 1,867,992 stock options) were excluded from the computation of diluted earnings per common share due to the loss for the period. During the three months ended March 31, 2009, 2,179,100 stock options were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective period.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)

Note 4 — Restructuring

On March 29, 2010 the Company announced a restructuring plan to reduce certain redundant costs, eliminate some excess capacity and support the Company's strategy to more tightly focus its business. The restructuring plan was approved by the Company’s Board of Directors on March 23, 2010. The 2010 pre-tax restructuring charge amounted to $3,144,000, and was primarily related to separation costs for approximately 40 employees and reductions in excess leased facility capacity around the world.

The following table summarizes the accrued charges related to the 2010 restructuring plans:

	Accrued Restructuring Charges at December 31, 2009	Adjustments to Accrued Restructuring Charges	Cash Payments	Accrued Restructuring Charges at March 31, 2010
	(In thousands)
Workforce reductions	$—	$2,487	$(457)	$2,030
Other	—	657	(136)	521
Total	$—	$3,144	$(593)	$2,551

The following table summarizes the 2010 restructuring charges by operating segment:

	Accrued Restructuring Charges at December 31, 2009	Adjustments to Accrued Restructuring Charges	Cash Payments	Accrued Restructuring Charges at March 31, 2010
Restructuring charges	(In thousands)
Commercial —
IT Outsourcing Services	$—	$681	$(11)	$670
IT Consulting and Systems Integration	—	328	—	328
Other Services	—	294	(54)	240
Total Commercial	—	1,303	(65)	1,238
Government Technology Services	—	139	(130)	9
Selling, general and administrative expense	—	1,702	(398)	1,304
Total restructuring charges	$—	$3,144	$(593)	$2,551

In 2009, the Company implemented a restructuring plan to improve global management consistency. The Company globalized its sales and solution design functions across all geographies. This created a redundancy of a senior executive in Europe. The 2009 pre-tax restructuring charge related to this action was $1,167,000 and was primarily for separation costs for one employee. The total 2009 restructuring charge relates to the selling, general and administrative expenses line item on the Consolidated Statement of Operations.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)

Note 4 — Restructuring (continued)

The following table summarizes the accrued charges related to the 2009 restructuring plan:

	Accrued Restructuring Charges at December 31, 2009	Adjustments to Accrued Restructuring Charges	Cash Payments	Accrued Restructuring Charges at March 31, 2010
	(In thousands)
Workforce reductions	$162	$—	$(162)	$—

During 2008, the Company announced corporate-wide organizational realignment and restructuring actions to improve operating efficiency, achieve greater global consistency and drive improved financial performance.  The restructuring plans were approved by the Company’s Board of Directors on May 21, 2008 and December 23, 2008.  The 2008 pre-tax restructuring charges amounted to $5,719,000, and were primarily related to separation costs for approximately 80 employees and reductions in excess leased facility capacity around the world.

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, during the second quarter of 2009, the Company reversed $756,000 of previously recorded liabilities related to the 2008 restructuring plan. This reversal resulted from amending a lease for facilities in Europe to eliminate its obligation to pay for leased space that was vacated and expensed in 2008 by favorably re-negotiating the terms of the facility lease which lowered the expected exit costs.

The following table summarizes the accrued charges related to the 2008 restructuring plans:

	Accrued Restructuring Charges at December 31, 2009	Adjustments to Accrued Restructuring Charges	Cash Payments	Accrued Restructuring Charges at March 31, 2010
	(In thousands)
Other	$156	$—	$(18)	$138

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)

The following table summarizes the 2008 restructuring charges by operating segment:

	Accrued Restructuring Charges at December 31, 2009	Adjustments to Accrued Restructuring Charges	Cash Payments	Accrued Restructuring Charges at March 31, 2010
Restructuring charges	(In thousands)
Government Technology Services	$151	$—	$(16)	$135
Selling, general and administrative expense	5	—	(2)	3
Total restructuring charges	$156	$—	$(18)	$138

Note 5 — Property, Equipment and Software

Long-lived assets are evaluated for impairment when events occur or circumstances indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. When this occurs, an estimate of undiscounted cash flows is used to determine if the remaining balances are recoverable. No events of circumstances were noted in the three months ended March 31, 2010 and 2009 which would require management to perform the noted analysis.

Note 6 — Acquisitions and Dispositions

Onvaio LLC

On May 30, 2008, TechTeam Global, Inc. completed the acquisition of Onvaio LLC (“Onvaio”), a California limited liability company. Onvaio is a provider of technical support outsourcing services for clients globally through its wholly-owned subsidiary, Onvaio Asia Services, Inc., based in Manila, Philippines. The initial purchase price totaled $4,787,000 and included acquisition costs of $400,000. In addition to the initial purchase price paid at closing, an additional $1,500,000 was placed into an escrow account and is payable in increments of $125,000 on the last day of each fiscal quarter provided that Onvaio is still providing services to its largest customer in substantially the same form and content as provided at closing. As of March 31, 2010, $875,000 had been released from escrow and paid to the selling shareholders. This additional amount is being recorded as goodwill as it is earned.

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

Stock Options

The Company recorded compensation expense totaling $334,000 and $314,000 related to outstanding options during the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and 2009, there was approximately $1,641,000 and $2,842,000, respectively, of unrecognized compensation expense related to stock options. Unrecognized compensation expense at March 31, 2010 is expected to be recognized over a weighted-average period of approximately one year.

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

There were no options granted during the three months ended March 31, 2010 and 2009.

Restricted Common Stock

Compensation expense related to all restricted stock under all plans is recorded on a straight-line basis over the vesting period. The Company recorded compensation expense of approximately $274,000 and $224,000 related to outstanding shares of restricted stock under all plans for the three months ended March 31, 2010 and 2009, respectively.

The weighted average grant-date fair value of restricted stock granted under all plans was $6.91 and $3.76 for the three months ended March 31, 2010 and 2009, respectively. The fair value of restricted stock awards granted under all plans was determined based on the closing trading price of the Company’s common stock on the date of grant.

At March 31, 2010 and 2009, there was approximately $3,028,000 and $2,466,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted stock. Unrecognized compensation expense at March 31, 2010 is expected to be recognized over a weighted-average period of three years.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)

Note 8 — Income Taxes

At March 31, 2010 and December 31, 2009, the Company had an unrecognized tax benefit of approximately $113,000. The Company recognizes accrued interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties as a component of selling, general and administrative expense. During the three months ended March 31, 2010 and 2009, interest and penalties recognized in the financial statements were not material. The Company had no material accruals for the payment of interest and penalties at March 31, 2010 and December 31, 2009.

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

For the three months ended March 31, 2010 and 2009, the consolidated effective tax rates were 20.0% and 40.9%, respectively.  The rate for March 31, 2010 differs from the statutory tax rate of 34% primarily due to foreign operating losses for which a tax benefit is not recorded, state income taxes and nondeductible expenses. The level of foreign operating losses was increased during the quarter because a significant portion of the Company’s restructuring charge was incurred in countries with historical operating losses.  The rate for March 31, 2009 differs from the statutory rate of 34% primarily due to state income taxes, foreign operating losses for which a tax benefit is not recorded, and nondeductible expenses.

Note 9 — Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is the Executive Leadership Team, which is comprised of the President and Chief Executive Officer, the Chief Financial Officer, the Vice President of Global Sales, the President of TechTeam Government Solutions, the Vice Presidents of Client Service Management, Chief Information Officer, General Counsel and the Vice Presidents of Human Resources. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different services.

The accounting policies of the operating segments are the same as those described in Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company evaluates segment performance based on segment gross profit. Assets are not allocated to operating segments, but certain amounts of depreciation and amortization expense are allocated to operating segments.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)

Note 9 — Segment Reporting (continued)

Financial information for the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenue
Commercial
IT Outsourcing Services	$26,208	$27,718
IT Consulting and Systems Integration	2,920	3,904
Other Services	3,726	4,265
Total Commercial	32,854	35,887
Government Technology Services	15,156	20,218
Total revenue	$48,010	$56,105

Gross Profit
Commercial
IT Outsourcing Services	$5,937	$6,453
IT Consulting and Systems Integration	551	936
Other Services	921	1,106
Total Commercial	7,409	8,495
Government Technology Services	3,045	5,433
Total gross profit	10,454	13,928
Selling, general and administrative expense	(10,637)	(10,592)
Restructuring charge	(3,144)	—
Net interest expense	(187)	(311)
Foreign currency transaction gain (loss)	196	(235)
Income (loss) from continuing operations before income taxes	$(3,318)	$2,790

Revenue from customers, or groups of customers under common control, that comprise 10% or greater of the Company’s total revenue in any period presented are as follows:

	Three Months Ended March 31,
	2010	2009
U.S. Federal Government	27.6%	32.8%
Ford Motor Company	11.0%	15.8%
Total	38.6%	48.6%

The Company conducts business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the U.S. Federal Government. For the three months ended March 31, 2010 and 2009, approximately 13.4% and 19.9%, respectively, of our total revenue was derived from agencies within the U.S. Department of Defense in the aggregate.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)

Note 9 — Segment Reporting (continued)

The Company attributes revenue to different geographic areas on the basis of the location that has the contract with the customer, even though the services may be provided by a different geographic location. Revenue by geographic area is presented below:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
United States	$31,481	$38,230
Europe:
Belgium	8,238	8,581
Rest of Europe	8,291	9,294
Total Europe	16,529	17,875
Total revenue	$48,010	$56,105

Note 10 — Contingencies

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)

Note 11 – Financial Instruments Measured at Fair Value

Items Measured at Fair Value on a Recurring Basis

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

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

	Fair Value of Interest Rate Swap (In thousands)
	Total	Level 1	Level 2	Level 3
	(In thousands)
Fair Value as of March 31, 2010	$(328)	NA	$(328)	NA
Fair Value as of December 31, 2009	$(449)	NA	$(449)	NA

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

For the three months ended March 31, 2010 and 2009, losses recognized in other comprehensive income (loss) on derivatives were $14,000 and $74,000, respectively and losses reclassified from other comprehensive income (loss) into interest expense upon settlement amounted to $136,000 and $220,000, for the three months ended March 31, 2010 and 2009, respectively. The liability associated with the interest rate swap is included in other current liabilities and other long-term liabilities on the consolidated balance sheet in the amounts of $311,000 and $17,000, respectively, at March 31, 2010 and $394,000 and $55,000, respectively, at December 31, 2009.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)

Note 11 – Financial Instruments Measured at Fair Value (continued)

Items Measured at Fair Value on a Nonrecurring Basis

In addition to its interest rate swap, the Company measured restructuring related liabilities (Note 4 - Restructuring) at fair value on a nonrecurring basis. These liabilities are not measured at fair value on a recurring basis and, therefore, are not included in the tables above.

The Company has determined that the fair value measurements included in these liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the settlement of liabilities, as observable inputs are not available.  As such, the Company has determined that these fair value measurements reside within Level 3 of the fair value hierarchy.  The restructuring obligations recorded represent the fair value of the payments expected to be made, and are discounted if the payment are expected to extend beyond one year.

As of March 31, 2010, the Company had $2.7 million of restructuring accruals which were measured at fair value upon initial recognition of the associated liability.

Note 12 — Notes Payable and Line of Credit

On March 29, 2010, the Company amended its existing Credit Agreement with JPMorgan Chase Bank, N.A. and Bank of America, N.A. The Amendment reduced the Company’s borrowing limit from $55,000,000 to $28,000,000. Bank of America, N.A. has been paid in full and is no longer a participating lender.

The Amendment increased the interest rate applicable to borrowings under the Credit Agreement. The interest rate is equal to the Eurocurrency rate for U.S. dollars plus a factor determined with reference to the Company’s Leverage Ratio. The Amendment increased the range for this factor from a range of 0.95% - 1.45% to a range of 1.50% - 2.00%. The unused commitment fee was also increased from a range of 0.15% - 0.25% to a range of 0.25% - 0.35% and is also based on the Company’s Leverage Ratio.

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

Note 13 — Subsequent Event

Pursuant to the subsequent events topic of the FASB codification, the Company evaluated subsequent events after March 31, 2010 and concluded no material transactions had occurred subsequent to that date that provided additional evidence about conditions which existed at or after March 31, 2010 requiring any adjustment to the unaudited condensed consolidated financial statements.

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

For the first quarter of 2010, TechTeam reported a net loss of $2.7 million, or $0.25 per diluted share, for the three months ended March 31, 2010. The net loss for the first quarter of 2010 included a restructuring charge of $3.1 million ($2.5 million net of tax) announced on March 29, 2010.  Excluding the restructuring charge, the Company would have reported a net loss of $134,000, or $0.01 per diluted share, for the first quarter of 2010, as compared to net income of $1.7 million, or $0.16 per diluted share, reported for the same period last year.  Despite these results, the Company’s first quarter results show important signs of stabilization in the Company’s business.

•
While revenue was $48.0 million in the first quarter of 2010, a decrease of 14.4% from the first quarter 2009, it was a slight decline from $48.5 million in the fourth quarter 2009. In the commercial business, the company was awarded new contracts in the first quarter 2010 with total contract value totaling approximately $10.6 million.

•
Gross margin was 21.8% in the first quarter of 2010, a decrease from 24.8% in the first quarter 2009.  The decrease was primarily due to our government segment and the wind-down of the U.S. Air National Guard contract which was a higher gross margin contract. On a sequential basis, gross margin decreased 1.2% from the 23.0% reported for the fourth quarter of 2009. The decrease in margin from the fourth quarter 2009 is due largely to the effect of higher employment taxes in the first quarter of 2010 and the impact of weather related closings of several Federal Government offices in Washington, D.C. during February 2010.

•
Selling, General and Administrative (SG&A) expense was $10.6 million in both the first quarter of 2010 and the first quarter of 2009. SG&A as a percent of revenue increased to 22.2% for the first quarter 2010 from 18.9% for the first quarter of 2009. This increase is largely due to the effect of a decrease in revenue year-over-year without a proportional reduction in SG&A costs and an increase in professional fees. On a sequential basis, SG&A for the first quarter of 2010 was more consistent with the 21.5% reported for the fourth quarter of 2009.  In efforts to effectively manage its business and cost-structure of its commercial business, TechTeam completed a restructuring in the first quarter 2010, announced on March 29, 2010.

•
The Company recorded a pre-tax charge of $3.1 million ($2.5 million net of tax) during the first quarter of 2010 as a result of a restructuring. The first quarter 2010 restructuring actions reduced certain redundant costs, eliminated excess capacity and supported the Company’s strategy to more tightly focus its business.  The Company will begin to realize cost-savings in the second quarter 2010 resulting from the restructuring.

•
Cash provided by operations was $703,000 for the first quarter of 2010 compared to $7.2 million for the first quarter of 2009.  TechTeam ended the quarter with cash and debt balances of $14.2 million and $13.9 million, respectively.  The Company continued to pay down an additional $1.2 million of debt in the first quarter 2010 and maintained a net positive  cash position at the end of the quarter (total cash minus total bank debt).

In 2010, the Company continues to make progress toward its transformation into a truly global IT service provider with significant revenue diversification from its government business.

•	Our Lean ITIL (Information Technology Infrastructure Library) business model demonstrates an improvement in our operational excellence, which is the foundation of our business.

•
We continue the focused development of our Lean ITIL-based service desk expertise in the enterprise support services market, as the implementation of ITIL and Lean principles into our customer’s environment improves quality and lowers cost.

•
We are extending our global reach by expanding into important, targeted geographies and by leveraging the strong relationships that we have with current global clients to provide services to them across geographies and in new markets.

Results of Operations
Quarter Ended March 31, 2010 Compared to March 31, 2009

Revenue
	Quarter Ended March 31,
	2010	2009	Increase (Decrease)	% Change
	(In thousands, except percentages)
Revenue
Commercial Business
IT Outsourcing Services	$26,208	$27,718	$(1,510)	(5.4)%
IT Consulting and Systems Integration	2,920	3,904	(984)	(25.2)%
Other Services	3,726	4,265	(539)	(12.6)%
Total Commercial	32,854	35,887	(3,033)	(8.5)%
Government Technology Services	15,156	20,218	(5,062)	(25.0)%
Total revenue	$48,010	$56,105	$(8,095)	(14.4)%

Total Company revenue decreased $8.1 million, or 14.4%, to $48.0 million in the first quarter of 2010 from $56.1 million in the first quarter of 2009. The revenue decrease was across all segments and was driven primarily by the conclusion of customer contracts in the IT Outsourcing Services and Government Technology Services segments and a decrease in project based work due to the difficult economic environment. This decrease was partially offset by new customer contracts in the Americas and an approximate $1.4 million positive impact of exchange rates on foreign revenue. The foreign currency impact was calculated as if revenue generated in foreign currency was translated into U.S. dollars at the average exchange rates in effect during the first quarter of 2009. We are unable to predict the effect fluctuations in international currencies will have on revenue in 2010, but given the uncertain market environment and the effect on the U.S. dollar, there could be significant revenue volatility.

IT Outsourcing Services

Revenue from IT Outsourcing Services decreased $1.5 million, or 5.4%, to $26.2 million in the first quarter of 2010, from $27.7 million in the first quarter of 2009. The revenue decrease was primarily a result of the conclusion of customer contracts in Europe and the Americas and lower revenue from Ford partially offset by an increase in revenue in the Americas from new customer contracts and a positive impact of exchange rates on foreign currency revenue. The foreign currency impact approximated $1.1 million and was calculated as if IT Outsourcing revenue in foreign currency was translated into U.S. dollars at the average exchange rates in effect during the first quarter of 2009.

IT Outsourcing Services revenue generated from Ford globally decreased $3.5 million, or 45.0%, to $4.3 million in the first quarter of 2010 compared to $7.8 million in 2009. Revenue from Ford declined 22.3% in the Americas and 68.6% in Europe as a result of a decline in seats supported from a reduction in Ford’s workforce, the lower price in the contract renewal, the separation of Jaguar Land Rover from the Ford SPOC contract and the separation of Volvo Car Corporation from the global Ford IT programs, including the November 2009 SPOC contract. Please refer to our discussion of Ford in the “Significant Customers” section of MD&A.

IT Consulting and Systems Integration

Revenue from IT Consulting and Systems Integration decreased $1.0 million, or 25.2%, to $2.9 million in the first quarter of 2010, from $3.9 million in 2009. Revenue decreased in the Americas primarily from the wind-down of certain systems implementation and training projects in our hospitality business and our business with Dell through Ford.

Government Technology Services

Revenue from Government Technology Services decreased $5.1 million, or 25.0%, to $15.1 million in the first quarter of 2010, from $20.2 million in 2009, primarily due to the conclusion of the Company’s ANG contract on September 30, 2009. The work performed under the ANG contract was in-sourced to be performed by the U.S. Federal Government employees. The Company continues to provide service to ANG as a subcontractor to Harris Corporation who was awarded the work under the expiring contract that was not in-sourced and added some other positions. Accordingly, the new contract will produce significantly less revenue and gross margin than the expiring contract. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.

Gross Profit and Gross Margin
	Quarter Ended March 31,
	2010		2009
	Amount	Gross Margin %	Amount	Gross Margin %	Increase (Decrease)	% Change
	(In thousands, except percentages)
Gross Profit
Commercial
IT Outsourcing Services	$5,937	22.7%	$6,453	23.3%	$(516)	(8.0)%
IT Consulting and Systems Integration	551	18.9%	936	24.0%	(385)	(41.1)%
Other Services	921	24.7%	1,106	25.9%	(185)	(16.7)%
Total Commercial	7,409	22.6%	8,495	23.7%	(1,086)	(12.8)%
Government Technology Services	3,045	20.1%	5,433	26.9%	(2,388)	(44.0)%
Total gross profit	$10,454	21.8%	$13,928	24.8%	$(3,474)	(24.9)%

Gross profit decreased $3.5 million, or 24.9%, to $10.4 million in the first quarter of 2010 from $13.9 million in the first quarter of 2009. Gross margin decreased to 21.8% for first quarter 2010 from 24.8% for first quarter 2009. The decrease in gross profit was driven mainly by the loss of ANG in the Government Technology Services segment and less project based work with higher margin accounts in the Company’s hospitality business.

IT Outsourcing Services

Gross profit from IT Outsourcing Services decreased 8.0% to $6.0 million in the first quarter of 2010, from $6.5 million in 2009, and gross margin decreased to 22.7% from 23.3%. The decrease in gross profit was due to lower revenue and the loss of higher margin accounts in the second half of 2009. This decrease was offset by improved operating efficiencies.

IT Consulting and Systems Integration

Gross profit from IT Consulting and Systems Integration decreased 41.1% to $551,000 in the first quarter of 2010 from $936,000 in 2009, and gross margin decreased to 18.9% from 24.0% in 2009. Gross profit and gross margin decreased mainly due to less project based work with higher margin accounts in the Company’s hospitality business and less project based work throughout the Company due to the difficult economic environment.

Government Technology Services

Gross profit from our Government Technology Services segment decreased 44.0% to $3.0 million in the first quarter of 2010 from $5.4 million in 2009. The decrease in gross profit was mainly due to lower revenue, primarily from the conclusion of the Company’s ANG contract on September 30, 2009. Gross margin also decreased during the first quarter of 2010 to 20.1% from 26.9% in 2009.  The gross margin decrease was also primarily due from the conclusion of the ANG contract which provided higher margins. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.

Geographic Market Discussion

	Quarter Ended March 31,
	2010	2009	Increase (Decrease)	% Change
	(In thousands, except percentages)
Revenue
Commercial
Americas	$16,325	$18,012	$(1,687)	(9.4)%
Europe	16,529	17,875	(1,346)	(7.5)%
Total Commercial	32,854	35,887	(3,033)	(8.5)%
Government	15,156	20,218	(5,062)	(25.0)%
Total revenue	$48,010	$56,105	$(8,095)	(14.4)%

Gross Margin
Commercial
Americas	19.8%	21.8%
Europe	25.5%	25.4%
Total Commercial	22.6%	23.7%
Government	20.1%	26.9%
Total Gross Margin	21.8%	24.8%

Americas

Revenue generated in the Americas decreased $1.7 million, or 9.4%, to $16.3 million in the first quarter of 2010, from $18.0 million in 2009. Revenue decreased mainly in IT Consulting and Systems Integration due to the wind-down of certain systems implementation and training projects in our hospitality business and our business with Dell through Ford. Revenue from IT Outsourcing Services experienced a decrease from the loss of two customers in the second half of 2009 and a decline in revenue earned from Ford, which was partially offset by an increase from new customers and expansion with existing customers. Gross margin from the Americas decreased to 19.8% for the first quarter of 2010 from 21.8% in 2009 mainly due to the lower revenue in the IT Consulting and Systems Integration segment.

Europe

Revenue generated in Europe decreased $1.3 million, or 7.5%, to $16.6 million in the first quarter of 2010 from $17.9 million in 2009, due to the conclusion of two customer contracts in the IT Outsourcing segment, and a decrease in our staffing business at SQM. This decrease was partially offset by an approximate $1.3 million positive impact from exchange rates on revenue. The foreign currency impact was calculated as if revenue in Europe in first quarter of 2010 were translated into U.S. dollars at the average exchange rates in effect during the first quarter of 2009. Despite a decrease in revenue, gross margin from Europe increased slightly to 25.5% in the first quarter of 2010, from 25.4% in 2009, primarily due to divesting of certain lower margin IT consulting and systems integration projects throughout Europe and improved operating efficiencies.

Operating Expenses and Other
	Quarter Ended March 31,
	2010	2009	Increase (Decrease)	% Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general, and administrative expense	$10,637	$10,592	$45	0.4%
Restructuring charge	$3,144	$—	$3,144
Net interest expense	$(187)	$(311)	$(124)	(39.9)%
Foreign currency transaction gain (loss)	$196	$(235)	$431
Income tax provision (benefit)	$(665)	$1,140	$(1,805)

Selling, general, and administrative (“SG&A”) expense was $10.6 million for the first quarter of 2010 and 2009. Despite flat SG&A expense in dollars, SG&A expense as a percent of revenue increased to 22.2% in the first quarter of 2010, from 18.9% in 2009 largely due to the effect of a decrease in revenue year-over-year without a proportional reduction in SG&A costs, and an increase in professional fees.

On March 29, 2010 the Company announced a restructuring plan to enhance the effectiveness of the Commercial businesses global management team and reduce expenses in line with current business conditions. The restructuring plan was approved by the Company’s Board of Directors on March 23, 2010. The 2010 pre-tax restructuring charges amounted to $3.1 million, and were primarily related to separation costs for approximately 40 employees and reductions in excess leased facility capacity around the world.

Net interest expense was $187,000 in the first quarter of 2010, compared to $311,000 in 2009 a result of lower average outstanding long-term debt offset by lower interest income from lower average invested cash equivalents and lower interest rates.

For the three months ended March 31, 2010 and 2009, the consolidated effective tax rates were 20.0% and 40.9%, respectively. The rate for March 31, 2010 differs from the statutory tax rate of 34% primarily due to foreign operating losses for which a tax benefit is not recorded, state income taxes, and nondeductible expenses. The level of foreign operating losses was increased during the quarter because a significant portion of the Company’s restructuring charge was incurred in countries with historical operating losses. The rate for March 31, 2009 differs from the statutory rate of 34% primarily due to state income taxes, foreign operating losses for which a tax benefit is not recorded, and nondeductible expenses.

Significant Customers

We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. Ford accounted for 11.0% and 15.8% of our total revenue in the first quarter of 2010 and 2009, respectively. The U.S. Federal Government accounted for 27.6% and 32.8% of our total revenue in the first quarter of 2010 and 2009, respectively. Agencies within the U.S. Department of Defense in the aggregate comprised approximately 13.4% and 19.9% of our total revenue in the first quarter of 2010 and 2009, respectively.

Ford Motor Company

Our business with Ford consists of service desk and desk side services, technical staffing, and network management. Revenue generated through our business with Ford decreased to $5.3 million in the first quarter of 2010 from $8.9 million in the first quarter of 2009. The decline in revenue is attributable to a number of factors, including: (a) seat count and volume declines within the Ford environment; (b) the effects of the entry into the three-year renewal of the Global Single Point of Contact ("SPOC") contract, which resulted in a change of the service delivery and pricing model as discussed below; (c) the divestiture of Jaguar Land Rover (“JLR”) from the Ford family of companies (we continue to provide services to JLR under a direct contract); (d) the termination of the Company’s contract with Dell, Inc. under which the Company provided systems integration services to Ford as a subcontractor to Dell; and (e) the separation of Volvo Car Corporation from the global Ford IT programs, including the SPOC contract on November 1, 2009.

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

U.S. Federal Government

We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government decreased to $13.3 million in the first quarter of 2010, from $18.4 million in 2009.

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

As previously reported, our contract for the Air National Guard (“ANG”) ended on September 30, 2009. ANG in-sourced the majority of the work performed under the expiring contract.  ANG did award a new contract to Harris Corporation, with the Company as a subcontractor, which covered the work under the expiring contract that was not in-sourced and additional positions. Accordingly, the new contract will produce significantly less revenue and gross margin than the expiring contract. Specifically, had the Company been delivering service under the new contract for the three months ended March 31, 2009, total U.S. Federal Government revenue would have been reduced on a net basis by approximately 14.2%.

New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which amends ASC 855. ASU No. 2010-09 confirms the guidance in ASC 855 for SEC filers to match subsequent event guidance issued by the SEC. The adoption of ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820),” which amends the FASB’s ASC 820. ASC No. 2010-06 requires disclosures of significant transfers between Level 1 and Level 2 of the fair value hierarchy. ASU NO 2010-06 further requires entities to report, on a gross basis, activity in the Level 3 fair value measurement reconciliation beginning on January 1, 2011. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents were $14.2 million at March 31, 2010, as compared to $19.9 million at December 31, 2009. Cash and cash equivalents decreased $1.8 million in the first quarter of 2010 as a result of $1.2 million in payment to reduce long-term debt offset by $703,000 in cash provided by operations.

Net cash from operating activities for the first quarter of 2010 provided cash of $703,000 compared to $7.2 million in the first quarter of 2009. Net cash provided from operations for the first quarter of 2010 was primarily due to a net loss of $2.7 million, adjusted for depreciation/amortization expense of $1.4 million and non-cash stock based compensation expense of $608,000. Net changes in operating assets and liabilities of $1.3 million also contributed to cash provided by operating activities. The net changes in operating assets and liabilities as of March 31, 2010 were primarily related to an increase in accrued expenses and accrued payroll of $2.9 million principally driven by the timing of payments and the restructuring charge in the first quarter of 2010. This was partially offset by an increase in prepaid accounts and a decrease in accrued taxes due to timing of payments. The cash generated from these operating cash flow improvements was primarily used to pay down debt.

Cash provided by operations for the first quarter of 2009 was primarily due to net income of $1.6 million, adjusted for net changes in operating assets and liabilities of $3.3 million, depreciation/amortization expense and non-cash stock based compensation expense of $1.7 million and $568,000, respectively. The net changes in operating assets and liabilities as of March 31, 2009 were primarily related to a decrease in accounts receivable of $6.3 million due to increased collection efforts. This decrease was partially offset by a decrease in accrued expenses and accrued payroll of $2.8 million due to timing of payments.

Net cash used in investing activities was $260,000 and $797,000 for the first quarter of 2010 and 2009, respectively. Net cash used in investing activities during the first quarter of 2010 and 2009 were used to purchase equipment and software and to make payments to the selling shareholders of prior acquisitions for achieving financial performance targets. Capital expenditures were $135,000 and $671,000 respectively, for the first quarter of 2010 and 2009.

Net cash used in financing activities was $1.3 million and $3.2 million for the first quarter 2010 and 2009, respectively. Net cash used in financing activities for both periods was primarily due to a higher pay down of debt.

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

Material Commitments

There have been no significant changes in our material commitments disclosed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies and Estimates

There have been no changes in the selection and application of critical accounting policies and estimates disclosed in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks disclosed in “Item 7A — Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of March 31, 2010, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

From time to time we are involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material.

ITEM 1A — RISK FACTORS

There have been no changes in the risk factors disclosed in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities of the Company during the three months ended March 31, 2010.

On October 30, 2008, the Board of Directors authorized a stock repurchase program. Under the program, the Company was authorized to repurchase up to one million shares of its common stock as the Company deems appropriate. The Company is limited under its current credit agreement with an annual limitation of $3.0 million per year on the repurchase of its common stock. The stock repurchase program expires on December 31, 2011.The Company did not repurchase any shares in the quarter ending March 31, 2010. The maximum number of shares that may yet be purchased under the program is 987,742.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

10.1	David A. Kriegman Performance Share Agreement

10.2	Robert W. Gumber Employment Separation Agreement and Release

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechTeam Global, Inc.
(Registrant)

Date: May 10, 2010	By:	/s/ Gary J. Cotshott	Gary J. Cotshott
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Margaret M. Loebl	Margaret M. Loebl
Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)