Form 10-Q
period 2010-06-30
TECHTEAM GLOBAL INC
filed 2010-08-09
CIK 805054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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
Yes ☐            No ☒

The number of shares of the registrant's common stock outstanding at August 1, 2010 was 11,189,878.

TECHTEAM GLOBAL, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
		Number
PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Statements of Operations —
	Three and Six Months Ended June 30, 2010 and 2009	3

	Condensed Consolidated Balance Sheets —
	As of June 30, 2010 and December 31, 2009	4

	Condensed Consolidated Statements of Cash Flows —
	Six Months Ended June 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4	Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	31

Item 1A	Risk Factors	31

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 5	Other Information	35

Item 6	Exhibits	35

SIGNATURES		36

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Commercial —
IT Outsourcing Services	$25,498	$26,560	$51,706	$54,278
IT Consulting and Systems Integration	2,935	3,165	5,855	7,069
Other Services	3,261	3,975	6,986	8,240
Total Commercial	31,694	33,700	64,547	69,587
Government Technology Services	15,088	20,627	30,244	40,845
Total revenue	46,782	54,327	94,791	110,432
Cost of revenue
Commercial —
IT Outsourcing Services	19,520	20,765	39,791	42,065
IT Consulting and Systems Integration	2,333	2,660	4,702	5,629
Other Services	2,477	2,990	5,282	6,148
Total Commercial	24,330	26,415	49,775	53,842
Government Technology Services	11,375	14,566	23,485	29,316
Total cost of revenue	35,705	40,981	73,260	83,158
Gross profit
Commercial	7,364	7,285	14,772	15,745
Government Technology Services	3,713	6,061	6,759	11,529
Total gross profit	11,077	13,346	21,531	27,274
Selling, general and administrative expense	10,805	11,450	21,442	22,042
Restructuring charge (credit)	(4)	(699)	3,140	(699)
Operating income (loss)	276	2,595	(3,051)	5,931
Net interest expense	(203)	(294)	(389)	(604)
Foreign currency transaction gain (loss)	156	(413)	351	(648)
Income (loss) before income taxes	229	1,888	(3,089)	4,679
Income tax provision (benefit)	91	598	(574)	1,739
Net income (loss)	$138	$1,290	$(2,515)	$2,940

Basic earnings (loss) per common share	$0.01	$0.12	$(0.24)	$0.28
Diluted earnings (loss) per common share	$0.01	$0.12	$(0.24)	$0.28
Weighted average number of common shares and common share equivalents outstanding
Basic	10,712	10,610	10,687	10,599
Diluted	10,712	10,642	10,687	10,624

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,846	$15,969
Accounts receivable (less allowance of $903 at June 30, 2010 and $1,315 at December 31, 2009)	38,383	44,314
Prepaid expenses and other current assets	4,159	3,766
Total current assets	57,388	64,049
Property, equipment and software, net	5,280	6,231
Goodwill and other intangible assets, net	46,278	47,270
Deferred income taxes	4,216	3,940
Other assets	989	1,030
Total assets	$114,151	$122,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,065	$4,074
Accounts payable	5,026	5,130
Accrued payroll and related taxes	9,500	8,486
Accrued expenses	1,996	5,237
Other current liabilities	2,015	4,168
Total current liabilities	22,602	27,095

Long-term liabilities
Long-term debt, less current portion	10,790	11,051
Other long-term liabilities	1,174	745
Total long-term liabilities	11,964	11,796

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 11,200,053 and 11,118,309 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	112	111
Additional paid-in capital	80,765	79,762
Retained earnings	212	2,726
Accumulated other comprehensive income (loss)	(1,504)	1,030
Total shareholders’ equity	79,585	83,629
Total liabilities and shareholders’ equity	$114,151	$122,520

See accompanying notes.

 TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income (loss)	$(2,515)	$2,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,758	3,384
Non-cash expense related to stock options and issuance of common stock and restricted common stock	1,193	913
Other	(101)	755
Changes in current assets and liabilities	442	10,517
Changes in long-term assets and liabilities	238	(266)
Net cash provided by operating activities	2,015	18,243

Investing activities
Purchase of property, equipment and software	(1,008)	(1,141)
Cash paid for acquisitions, net of cash acquired	(300)	(250)
Net cash used in investing activities	(1,308)	(1,391)

Financing activities
Other	(189)	(13)
Payments on long-term debt	(270)	(16,606)
Net cash used in financing activities	(459)	(16,619)
Effect of exchange rate changes on cash and cash equivalents	(1,371)	1,250

Increase (decrease) in cash and cash equivalents	(1,123)	1,483
Cash and cash equivalents at beginning of period	15,969	16,881
Cash and cash equivalents at end of period	$14,846	$18,364

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. (“TechTeam” or the “Company”) in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 — Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income and all non-ownership changes in shareholders’ equity. For the Company, comprehensive income (loss) for the periods presented consists of net income (loss), the foreign currency translation adjustment and net unrealized gain on derivative instruments. A summary of comprehensive income (loss) for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Comprehensive income (loss)
Net income (loss)	$138	$1,290	$(2,515)	$2,940
Other comprehensive income (loss) —
Foreign currency translation adjustment	(1,433)	2,207	(2,773)	984
Unrealized gain on derivative instruments	118	189	239	335
Comprehensive income (loss)	$(1,177)	$3,686	$(5,049)	$4,259

Note 3 — Earnings (Loss) Per Share

Basic earnings (loss) per share for common stock is computed using the weighted average number of common shares excluding unvested restricted shares and shares held in escrow in connection with the Company’s acquisition of RL Phillips, Inc. Dilutive earnings (loss) per share for common stock is computed using weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options, unvested restricted stock issued to employees and shares held in escrow in connection with the Company’s acquisition of RL Phillips, Inc. During the three months ended June 30, 2010, 1,631,100 stock options were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective period. During the six months ended June 30, 2010, common share equivalents (including 1,785,500 stock options) were excluded from the computation of diluted earnings per common share due to the loss for the period. During the three and six months ended June 30, 2009, 2,201,000 and 2,203,000 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective period.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Restructuring

On March 29, 2010, the Company announced a restructuring plan to reduce certain redundant costs, eliminate excess capacity and support the Company's strategy to more tightly focus its business. The restructuring plan was approved by the Company’s Board of Directors on March 23, 2010. The 2010 pre-tax restructuring charge amounted to $3,140,000, and was primarily related to separation costs for approximately 40 employees and reductions in excess leased facility capacity around the world.

The following table summarizes the accrued charges related to the 2010 restructuring plans:

	Accrued Restructuring Charges at December 31, 2009	Adjustments to Accrued Restructuring Charges	Cash Payments	Accrued Restructuring Charges at June 30, 2010
	(In thousands)
Workforce reductions	$—	$2,502	$(2,363)	$139
Other	—	638	(291)	347
Total	$—	$3,140	$(2,654)	$486

The following table summarizes the 2010 restructuring charges by operating segment:

	Accrued Restructuring Charges at December 31, 2009	Adjustments to Accrued Restructuring Charges	Cash Payments	Accrued Restructuring Charges at June 30, 2010
	(In thousands)
Restructuring charges
Commercial —
IT Outsourcing Services	$—	$681	$(681)	$—
IT Consulting and Systems Integration	—	343	(343)	—
Other Services	—	294	(166)	128
Total Commercial	—	1,318	(1,190)	128
Government Technology Services	—	139	(131)	8
Selling, general and administrative expense	—	1,683	(1,333)	350
Total restructuring charges	$—	$3,140	$(2,654)	$486

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

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Restructuring (continued)

The following table summarizes the accrued charges related to the 2009 restructuring plan:

	Accrued Restructuring Charges at December 31, 2009	Adjustments to Accrued Restructuring Charges	Cash Payments	Accrued Restructuring Charges at June 30, 2010
	(In thousands)
Workforce reductions	$162	$—	$(162)	$—

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

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, during the second quarter of 2009, the Company reversed $699,000 of previously recorded liabilities related to the 2008 restructuring plan. This reversal resulted from re-negotiating a lease for a facility in Europe to eliminate the Company’s obligation to pay for leased space that was vacated and expensed in 2008 which lowered the expected exit costs.

The following table summarizes the accrued charges related to the 2008 restructuring plans:

	Accrued Restructuring Charges at December 31, 2009	Adjustments to Accrued Restructuring Charges	Cash Payments	Accrued Restructuring Charges at June 30, 2010
	(In thousands)
Other	$156	$—	$(36)	$120

The following table summarizes the 2008 restructuring charges by operating segment:

	Accrued Restructuring Charges at December 31, 2009	Adjustments to Accrued Restructuring Charges	Cash Payments	Accrued Restructuring Charges at June 30, 2010
	(In thousands)
Restructuring charges
Government Technology Services	$151	$—	$(31)	$120
Selling, general and administrative expense	5	—	(5)	—
Total restructuring charges	$156	$—	$(36)	$120

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Property, Equipment and Software

Long-lived assets are evaluated for impairment when events occur or circumstances indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. When this occurs, an estimate of undiscounted cash flows is used to determine if the remaining balances are recoverable. No events or circumstances were noted in the six months ended June 30, 2010 and 2009 which would require management to perform the noted analysis.

Note 6 — Acquisitions and Dispositions

Onvaio LLC

On May 30, 2008, TechTeam Global, Inc. completed the acquisition of Onvaio LLC (“Onvaio”), a California limited liability company. Onvaio is a provider of technical support outsourcing services for clients globally through its wholly-owned subsidiary, Onvaio Asia Services, Inc., based in Manila, Philippines. The initial purchase price totaled $4,787,000 and included acquisition costs of $400,000. In addition to the initial purchase price paid at closing, an additional $1,500,000 was placed into an escrow account and is payable in increments of $125,000 on the last day of each fiscal quarter provided that Onvaio is still providing services to its largest customer in substantially the same form and content as it provided at closing. As of June 30, 2010, $1,000,000 had been released from escrow and paid to the selling shareholders. This additional amount is being recorded as goodwill as it is earned.

RL Phillips, Inc.

On August 31, 2007, TechTeam Global, Inc., through its wholly-owned subsidiary TechTeam Government Solutions, Inc., completed the acquisition of all the outstanding common stock of RL Phillips, Inc. (“RL Phillips”) for approximately $2,150,000. Of the total purchase price, $300,000 was paid in shares of TechTeam common stock, which was placed into escrow for a period of three years after closing to reimburse the Company for any claims for indemnity or breach of representation and warranties. These shares were released in their entirety on June 23, 2010. Furthermore, $100,000 was held back and was scheduled to be paid in equal installments on the first and second anniversary of the date of acquisition. On August 31, 2008, $50,000 was paid to the selling shareholders. The installment due on August 31, 2009 was held back due to a claim for indemnity. On May 28, 2010, the final installment of $50,000 was paid to the selling shareholders.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Options

The Company recorded compensation expense totaling $216,000 and $278,000 during the three months ended June 30, 2010 and 2009, respectively, and compensation expense totaling $550,000 and $592,000 during the six months ended June 30, 2010 and 2009, respectively, related to outstanding options. At June 30, 2010 and 2009, there was approximately $1,634,000 and $2,738,000, respectively, of unrecognized compensation expense related to stock options. Unrecognized compensation expense at June 30, 2010, is expected to be recognized over a weighted-average period of approximately two years.

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

The following assumptions were used to estimate the fair value of options granted for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Expected dividend yield	0.0%	0.0%
Weighted average volatility	65%	61%
Risk free interest rate	1.2 – 1.3%	1.4%
Expected term (in years)	3.0	3.0

Restricted Common Stock

Compensation expense related to restricted stock under all plans is recorded on a straight-line basis over the vesting period. The Company recorded compensation expense of approximately $240,000 and $18,000 for the three months ended June 30, 2010 and 2009, respectively, related to outstanding shares of restricted stock under all plans and compensation expense of approximately $514,000 and $242,000 for the six months ended June 30, 2010 and 2009, respectively.

The weighted average grant-date fair value of restricted stock granted under all plans during the three months ended June 30, 2010 and 2009 was $6.38 and $5.93, respectively. The weighted average grant-date fair value of restricted stock granted under all plans during the six months ended June 30, 2010 and 2009 was $6.87 and $5.00, respectively. The fair value of restricted stock awards granted under all plans was determined based on the closing trading price of the Company’s common stock on the date of grant.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Stock-Based Compensation (continued)

At June 30, 2010 and 2009, there was approximately $2,456,000 and $2,724,000, respectively, of total unrecognized compensation expense related to non-vested shares of restricted stock. Unrecognized compensation expense at June 30, 2010, is expected to be recognized over a weighted average period of approximately three years.

Note 8 — Income Taxes

At June 30, 2010 and December 31, 2009, the Company had an unrecognized tax benefit of approximately $225,000 and $113,000, respectively. The Company recognizes accrued interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties as a component of selling, general and administrative expense. During the three and six months ended June 30, 2010 and 2009, interest and penalties recognized in the financial statements were not material. The Company had no material accruals for the payment of interest and penalties at June 30, 2010 and December 31, 2009.

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

Major Jurisdiction	Open Years
U.S. Federal income taxes	2006 through 2009
U.S. State income taxes	2005 through 2009
Foreign income taxes	2003 through 2009

For the three and six months ended June 30, 2010, the consolidated effective tax rate was 39.9% and 18.6%, respectively. The rate for the three months ended June 30, 2010 was higher than the statutory tax rate of 34.0% primarily due to foreign operating losses for which a tax benefit is not recorded, state income taxes and non-deductible expenses. The rate for the six months ended June 30, 2010 differed from the statutory rate primarily due to foreign operating losses for which a tax benefit is not recorded, state income taxes and non-deductible expenses, which lowers the effective rate when expressed as a percent of a pretax loss.  The level of foreign operating losses was increased during the six months ended because a significant portion of the Company’s first quarter restructuring charge was incurred in countries with historical losses.

For the three and six months ended June 30, 2009, the consolidated effective tax rate was 31.7% and 37.2%, respectively.  This rate differs from statutory levels in the three months ended June 30, 2009, primarily due to the reversal of a restructuring charge in Belgium which resulted in no tax expense due to substantial tax loss carry forwards from historical net operating losses.  Excluding the reversal of restructuring charges, the effective tax rate for the three and six months ended June 30, 2009 was 50.3% and 43.7%, respectively.  The effective tax rate excluding the reversal of restructuring charges differs from the statutory tax rate of 34.0% primarily due to state income taxes, non-deductible expenses and foreign operating losses for which a tax benefit is not recorded.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Financial information for the Company’s operating segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenue
Commercial
IT Outsourcing Services	$25,498	$26,560	$51,706	$54,278
IT Consulting and Systems Integration	2,935	3,165	5,855	7,069
Other Services	3,261	3,975	6,986	8,240
Total Commercial	31,694	33,700	64,547	69,587
Government Technology Services	15,088	20,627	30,244	40,845
Total revenue	$46,782	$54,327	$94,791	$110,432

Gross Profit
Commercial
IT Outsourcing Services	$5,978	$5,795	$11,915	$12,213
IT Consulting and Systems Integration	602	505	1,153	1,440
Other Services	784	985	1,704	2,092
Total Commercial	7,364	7,285	14,772	15,745
Government Technology Services	3,713	6,061	6,759	11,529
Total gross profit	11,077	13,346	21,531	27,274
Selling, general and administrative expense	(10,805)	(11,450)	(21,442)	(22,042)
Restructuring credit (charge)	4	699	(3,140)	699
Net interest expense	(203)	(294)	(389)	(604)
Foreign currency transaction gain (loss)	156	(413)	351	(648)
Income (loss) before income taxes	$229	$1,888	$(3,089)	$4,679

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Segment Reporting (continued)

Revenue from customers, or groups of customers under common control, that comprise 10% or greater of the Company’s total revenue in any period presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

U.S. Federal Government	27.9%	33.6%	27.8%	33.2%
Ford Motor Company	10.8%	16.2%	10.9%	16.0%
Total	38.7%	49.8%	38.7%	49.2%

The Company conducts business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the U.S. Federal Government. For the three months ended June 30, 2010 and 2009, 13.1% and 18.7%, respectively, of the Company’s total revenue was derived from agencies within the U.S. Department of Defense in the aggregate.  For the six months ended June 30, 2010 and 2009, 13.3% and 19.3%, respectively, of the Company’s total revenue was derived from agencies within the U.S. Department of Defense in the aggregate.

The Company attributes revenue to different geographic areas on the basis of the location that has the contract with the customer, even though the services may be provided by a different geographic location. Revenue by geographic area is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenue
United States	$31,764	$37,691	$63,244	$75,921
Europe:
Belgium	7,850	7,608	16,089	16,190
Rest of Europe	7,168	9,028	15,458	18,321
Total Europe	15,018	16,636	31,547	34,511
Total revenue	$46,782	$54,327	$94,791	$110,432

Note 10 — Contingencies

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Fair Value Measurements

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

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Interest Rate Swap
Fair Value as of June 30, 2010	$(210)	NA	$(210)	NA
Fair Value as of December 31, 2009	$(449)	NA	$(449)	NA

Deferred Compensation Plan
Fair Value as of June 30, 2010	$(442)	$(442)	NA	NA

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

For the three months ended June 30, 2010, gains recognized in other comprehensive income (loss) on derivatives were $10,000. For the three months ended June 30, 2009, losses recognized in other comprehensive income (loss) on derivatives were $11,000. Losses reclassified from other comprehensive income (loss) into interest expense upon settlement amounted to $108,000 and $200,000, for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, losses recognized in other comprehensive income (loss) on derivatives were $4,000 and $85,000, respectively and losses reclassified from other comprehensive income (loss) into interest expense upon settlement amounted to $243,000 and $420,000, for the six months ended June 30, 2010 and 2009, respectively. The liability associated with the interest rate swap is included in other current liabilities and other long-term liabilities on the consolidated balance sheet in the amounts of $210,000 and $0, respectively, at June 30, 2010 and $394,000 and $55,000, respectively, at December 31, 2009.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Fair Value Measurements (continued)

The Company sponsors a nonqualified deferred compensation plan which allows certain management employees to annually elect to defer up to 10% of their compensation, on a pre-tax basis. The plan is intended to be a “top-hat” plan under the Employee Retirement Income Security Act of 1974. The deferred compensation obligation related to this plan is adjusted each quarter in accordance with ASC 710, to reflect changes in the fair value of the amount owed to the employee. The deferred compensation obligation is based on quoted market prices in active markets and therefore is considered a level 1 item. The deferred compensation obligation in included in other long-term liabilities on the consolidated balance sheet.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to its interest rate swap and the deferred compensation plan, the Company measured restructuring related liabilities (Note 4 - Restructuring) at fair value on a nonrecurring basis. These liabilities are not measured at fair value on a recurring basis and, therefore, are not included in the tables above.

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

As of June 30, 2010, the Company had $606,000 of restructuring accruals which were measured at fair value upon initial recognition of the associated liability.

Note 12 — Other Matters

On June 3, 2010, TechTeam, Jacobs Engineering Group Inc. (“Jacobs Engineering”) and Jacobs Technology Inc., a wholly-owned subsidiary of Jacobs Engineering (“Jacobs Technology”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) for the sale of 100% of the outstanding stock in TechTeam Government Solutions, Inc. (“Government Solutions”), a wholly-owned subsidiary of TechTeam (the “Stock Sale”), representing the Company’s government business. The purchase price of $59.0 million (the “Purchase Price”) is subject to certain escrows and adjustments in accordance with the terms of the Stock Purchase Agreement.

The Stock Sale remains subject to the satisfaction or waiver of a number of closing conditions set forth therein, including but not limited to, the approval of the Stock Purchase Agreement and the Stock Sale by stockholders representing a majority of the outstanding shares of TechTeam’s common stock entitled to vote on such a matter at a meeting of TechTeam’s stockholders. The stockholders’ meeting is currently scheduled for August 31, 2010.  In the Stock Purchase Agreement, TechTeam has made various representations and warranties, including, but not limited to, representations and warranties regarding Government Solutions and its business, and has agreed to certain covenants, including affirmative and negative covenants regarding the operation of Government Solutions business during the period between the signing of the Stock Purchase Agreement and the closing.

The $59.0 million purchase price consists of approximately $41.5 million to be received at closing and approximately $17.5 million to be placed in escrow, each subject to such adjustments and other conditions set forth in the Stock Purchase Agreement. The escrow payment consists of (a) approximately $14.8 million to secure the payment of any future indemnification claims that may be made by Jacobs Technology against TechTeam during the 36-month period after the closing date, and (b) approximately $2.8 million to secure the potential post-closing Purchase Price adjustment to the extent the net tangible book value of the assets of Government Solutions at closing exceeds or is less than a target net tangible book value of approximately $12.2 million.  The Company estimates fees and expenses of approximately $2.9 million for the Stock Sale.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Other Matters (continued)

The Stock Purchase Agreement may be terminated by either TechTeam or Jacobs Technology if the closing has not occurred by October 1, 2010, provided the terminating party has not failed to fulfill any material obligations pursuant to the Stock Purchase Agreement. The Stock Purchase Agreement may also be terminated by the parties upon the occurrence of other specified events as set forth in the Stock Purchase Agreement. If the Stock Purchase Agreement is terminated under certain circumstances, including, but not limited to, in connection with a determination by TechTeam’s board of directors in accordance with the Stock Purchase Agreement to accept a superior proposal (as defined therein) and enter into a definitive agreement with respect thereto immediately following such termination, TechTeam has agreed to pay to Jacobs Technology a termination fee of $2.36 million and to reimburse Jacobs Technology for certain expenses incurred by it in connection with the Stock Sale up to $750,000. If the Stock Purchase Agreement is terminated because of TechTeam’s inability to obtain stockholder approval of the Stock Sale, TechTeam will be required to reimburse Jacobs Technology for its expenses as described above.

For detailed information regarding the Stock Sale, please review the Company’s definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, filed with the Securities and Exchange Commission (“SEC”) on July 30, 2010, and related additional definitive proxy materials filed with the SEC thereafter, and the Stock Purchase Agreement, attached hereto as Exhibit [2.1].

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

On June 4, 2010, the Company announced its strategy to divest its government business unit, TechTeam Government Solutions, Inc. (“Government Solutions”), by announcing the signing of a definitive agreement to sell Government Solutions to Jacobs Engineering Group Inc., one of the world's largest and most diverse providers of technical, professional, and construction services. In developing this strategy, we recognized that TechTeam consists of two substantially unrelated, relatively independent and sub-scale businesses which do not have any significant synergies between them and which both require investment to succeed, grow and thrive in their respective markets. We believe that the proposed sale of the Government Solutions business will enable us to focus our resources on our commercial business, which we believe has the greater opportunity for growth, profitability and increasing stockholder value.

Under the terms of the definitive agreement, Jacobs Engineering will acquire 100 percent of the stock in TechTeam Government Solutions, Inc. for total consideration of $59.0 million in cash, subject to certain escrows and adjustments set forth in the definitive acquisition agreement. The transaction was unanimously approved by TechTeam Global's board of directors and is expected to close in the third quarter of 2010 subject to the satisfaction of various closing conditions, which includes the approval of the sale by the stockholders of TechTeam Global. Detailed information regarding the Stock Sale is available in the Company’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 30, 2010. The Company incurred $850,000 of professional fees related to the sale in 2009 and $2.5 million for the six months ended June 30, 2010.

The Company financial performance for the second quarter of 2010 reflects the stabilization of the Company’s business after the end of certain important customer contracts during the second half of 2009. TechTeam reported net income of $138,000, or $0.01 per diluted share, for the three months ended June 30, 2010 as compared to net income of $1.3 million, or $0.12 per diluted share, for the same period last year.  The conclusion of certain contracts and the significant cost of the effort to sell Government Solutions provide the primary reasons for the year-over-year decline in reported results.

•
Revenue was $46.8 million in the second quarter of 2010, a decrease of 13.9% from the second quarter 2009. The decrease was primarily driven by the previously announced wind-down of certain customer contracts during the second half of 2009, including the U.S. federal government in-sourcing of certain services provided to U.S. Air National Guard and the discontinuation of service provided for the Volvo Car Company. This decrease was partially offset by new customer contracts and expansion with existing customers in the Americas and Europe.

•
Gross margin was 23.7% in the second quarter of 2010, compared to 24.6% in the second quarter of 2009 and a sequential increase from 21.8% in the first quarter 2010. The decrease was primarily due to the loss of higher margin government business. Gross margin for the commercial business was 23.2% in the second quarter of 2010, an increase from 21.6% in the second quarter of 2009 and a sequential increase from 22.6% in the first quarter of 2010. This increase in gross margin was primarily due to improved operating efficiencies and realization of the benefit of the restructuring actions taken in 2009 and 2010.

•
Selling, General and Administrative (SG&A) expense was $10.8 million in the second quarter of 2010 compared to $11.5 million in the second quarter of 2009. The decrease was due to multiple factors including an increase of $700,000 in the Company’s allowance for doubtful accounts in the second quarter of 2009, a reduction in amortization expense in 2010 due to the write-down of certain assets in 2009 and the benefit of the restructuring actions taken in 2009 and 2010. This decrease was offset by approximately $1.5 million of professional fees related to the sale of the Company’s TechTeam Government Solutions subsidiary announced on June 4, 2010. SG&A expense as a percent of revenue increased to 23.1% in the second quarter of 2010, from 21.1% in 2009 and on a sequential basis from 21.5% in the first quarter of 2010.

•
Cash provided by operations was $2.0 million for the first six months of 2010 compared to $18.2 million for the first six months of 2009. TechTeam ended the quarter with cash and debt balances of $14.8 million and $14.9 million, respectively.

•
The Company recorded a pre-tax charge of $3.1 million ($2.5 million net of tax) during the first quarter of 2010 as a result of a restructuring. The first quarter 2010 restructuring actions reduced certain redundant costs, eliminated excess capacity and supported the Company’s strategy to more tightly focus its business. The Company began to realize cost-savings in the second quarter 2010 resulting from the restructuring.

We are encouraged by the financial performance of the Commercial business. We are seeing more activity from potential new customers, albeit with longer sales cycles. Moreover, we are optimistic about the prospects for significant expansion with our existing global customers. We continue to extend our global reach by expanding into important, targeted geographies and by leveraging the strong relationships that we have with current global clients to provide services to them across geographies and in new markets. We announced a partnership with Stefanini IT Solutions, a global provider of IT consulting, integration, development and outsourcing services primarily in Latin America. Through its partnership with Stefanini, TechTeam will now have access to a wide array of in-region service delivery resources in Latin America.

Results of Operations
Quarter Ended June 30, 2010 Compared to June 30, 2009

Revenue

	Quarter Ended June 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except percentages)
Revenue
Commercial —
IT Outsourcing Services	$25,498	$26,560	$(1,062)	(4.0)%
IT Consulting and Systems Integration	2,935	3,165	(230)	(7.3)%
Other Services	3,261	3,975	(714)	(18.0)%
Total Commercial	31,694	33,700	(2,006)	(6.0)%
Government Technology Services	15,088	20,627	(5,539)	(26.9)%
Total revenue	$46,782	$54,327	$(7,545)	(13.9)%

Total Company revenue decreased $7.5 million, or 13.9%, to $46.8 million in the second quarter of 2010 from $54.3 million in the second quarter of 2009. The revenue decrease was across all segments and was driven primarily by the conclusion of customer contracts in the IT Outsourcing Services and Government Technology Services segments, a decrease in project based work due to the difficult economic environment and an approximate $550,000 negative impact of exchange rates on foreign revenue. This decrease was partially offset by new customer contracts and expansion with existing customers in the Americas and Europe. The foreign currency impact was calculated as if revenue generated in foreign currency was translated into U.S. dollars at the average exchange rates in effect during the second quarter of 2009. We are unable to predict the effect fluctuations in international currencies will have on revenue in 2010, but given the uncertain market environment and the effect on the U.S. dollar, there could be significant revenue volatility.

IT Outsourcing Services

Revenue from IT Outsourcing Services decreased $1.1 million, or 4.0%, to $25.5 million in the second quarter of 2010, from $26.6 million in the second quarter of 2009. The revenue decrease was primarily a result of the conclusion of customer contracts in Europe and the Americas, lower revenue from Ford and a negative impact of exchange rates on foreign currency revenue. This decrease was partially offset by an increase in revenue in the Americas from new customer contracts and expansion with existing customers in the Americas and Europe. The negative foreign currency impact approximated $500,000 and was calculated as if IT Outsourcing revenue in foreign currency was translated into U.S. dollars at the average exchange rates in effect during the second quarter of 2009.

IT Outsourcing Services revenue generated from Ford globally decreased $3.0 million, or 42.5%, to $4.1 million in the second quarter of 2010 compared to $7.1 million in 2009. Revenue from Ford declined 28.2% in the Americas and 65.7% in Europe as a result of a decline in seats supported from a reduction in Ford’s workforce, the lower price in the contract renewal, the separation of Jaguar Land Rover from the Ford SPOC contract and the separation of Volvo Car Corporation from the global Ford IT programs, including the November 2009 SPOC contract. Please refer to our discussion of Ford in the “Significant Customers” section of MD&A.

IT Consulting and Systems Integration

Revenue from IT Consulting and Systems Integration decreased $230,000, or 7.3%, to $2.9 million in the second quarter of 2010, from $3.2 million in 2009. Revenue decreased due to less project based work in the Americas and Europe.

Government Technology Services

Revenue from Government Technology Services decreased $5.5 million, or 26.9%, to $15.1 million in the second quarter of 2010, from $20.6 million in 2009, primarily due to the conclusion of the Company’s ANG contract on September 30, 2009. The work performed under the ANG contract was in-sourced to be performed by the U.S. Federal Government employees. The Company continues to provide service to ANG as a subcontractor to Harris Corporation who was awarded the work under the expiring contract that was not in-sourced and added some other positions. Accordingly, the new contract will produce significantly less revenue and gross margin than the expiring contract. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.

Gross Profit and Gross Margin

	Quarter Ended June 30,
	2010		2009
	Amount	Gross Margin %	Amount	Gross Margin %	Increase (Decrease)	% Change
	(In thousands, except percentages)
Gross Profit
Commercial —
IT Outsourcing Services	$5,978	23.4%	$5,795	21.8%	$183	3.2%
IT Consulting and Systems Integration	602	20.5%	505	16.0%	97	19.2%
Other Services	784	24.0%	985	24.8%	(201)	(20.4)%
Total Commercial	7,364	23.2%	7,285	21.6%	79	1.1%
Government Technology Services	3,713	24.6%	6,061	29.4%	(2,348)	(38.7)%
Total gross profit	$11,077	23.7%	$13,346	24.6%	$(2,269)	(17.0)%

Gross profit decreased $2.2 million, or 17.0%, to $11.1 million in the second quarter of 2010 from $13.3 million in the second quarter of 2009. Gross margin decreased to 23.7% for second quarter 2010 from 24.6% for second quarter 2009. The decrease in gross profit and gross margin was primarily due to the loss of higher margin government business.

IT Outsourcing Services

Gross profit from IT Outsourcing Services increased 3.2% to $6.0 million in the second quarter of 2010, from $5.8 million in 2009, and gross margin increased to 23.4% from 21.8%. The increase in gross profit and gross margin was due to improved operating efficiencies and from the successful execution of restructurings announced and completed in 2009 and the first quarter of 2010.

IT Consulting and Systems Integration

Gross profit from IT Consulting and Systems Integration increased 19.2% to $602,000 in the second quarter of 2010 from $505,000 in 2009, and gross margin increased to 20.5% from 16.0% in 2009. Gross profit and gross margin increased mainly due to more project based work with higher margin accounts in the Company’s hospitality business.

Government Technology Services

Gross profit from our Government Technology Services segment decreased 38.7% to $3.7 million in the second quarter of 2010 from $6.1 million in 2009. The decrease in gross profit was mainly due to lower revenue, primarily from the conclusion of the Company’s ANG contract on September 30, 2009. Gross margin also decreased during the second quarter of 2010 to 24.6% from 29.4% in 2009. The gross margin decrease was due to the loss of higher margin government business. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.

Geographic Market Discussion

	Quarter Ended June 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands)
Revenue
Commercial —
Americas	$16,676	$17,064	$(388)	(2.3)%
Europe	15,018	16,636	(1,618)	(9.7)%
Total Commercial	31,694	33,700	(2,006)	(6.0)%
Government	15,088	20,627	(5,539)	(26.9)%
Total revenue	$46,782	$54,327	$(7,545)	13.9%

Gross Margin
Commercial —
Americas	21.4%	18.7%
Europe	25.5%	24.4%
Total Commercial	23.2%	21.6%
Government	24.6%	29.4%
Total Gross Margin	23.7%	24.6%

Americas

Revenue generated in the Americas decreased $388,000, or 2.3%, to $16.7 million in the second quarter of 2010, from $17.1 million in 2009. Revenue from IT Outsourcing Services experienced a decrease from a decline in revenue earned from Ford, which was partially offset by an increase from new customers and expansion with existing customers. Gross margin from the Americas increased to 21.4% for the second quarter of 2010 from 18.7% in 2009 mainly due to improved operating efficiencies from the realization of restructuring actions taken in 2009 and 2010.

Europe

Revenue generated in Europe decreased $1.6 million, or 9.7%, to $15.0 million in the second quarter of 2010 from $16.6 million in 2009, due to the conclusion of two customer contracts in the IT Outsourcing segment, a decrease in our staffing business at SQM and a negative impact of an approximate $625,000 from exchange rates on revenue. The foreign currency impact was calculated as if revenue in Europe in second quarter of 2010 were translated into U.S. dollars at the average exchange rates in effect during the second quarter of 2009. Despite a decrease in revenue, gross margin from Europe increased to 25.5% in the second quarter of 2010, from 24.4% in 2009, primarily due to improved operating efficiencies from the realization of restructuring actions taken in 2009 and 2010.

Operating Expenses and Other

	Quarter Ended June 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general and administrative expense	$10,805	$11,450	$(645)	(5.6)%
Restructuring credit	$(4)	$(699)	$(695)	NM	%
Net interest expense	$(203)	$(294)	$(91)	(31.0)%
Foreign currency transaction gain (loss)	$156	$(413)	$569	NM	%
Income tax provision	$91	$598	$(507)	NM	%

Selling, general, and administrative (“SG&A”) expense decreased 5.6% to $10.8 million for the second quarter of 2010 from $11.5 million in 2009. The decrease was due to multiple factors including an increase of $700,000 in the Company’s allowance for doubtful accounts in the second quarter of 2009, a reduction in amortization expense in 2010 from the write-down of certain intangible assets in 2009 and the realization of the restructuring actions taken in 2009 and 2010. This decrease was offset by approximately $1.5 million of professional fees related to the sale of the Company’s TechTeam Government Solutions subsidiary announced on June 4, 2010. SG&A expense as a percent of revenue increased to 23.1% in the second quarter of 2010, from 21.1% in 2009.

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

In 2008, the Company announced corporate-wide organizational realignment and restructuring actions to improve operating efficiency, achieve greater global consistency and drive improved financial performance.  The 2008 pre-tax restructuring charges amounted to $5.7 million and was primarily related to separation costs for approximately 80 employees and reductions in excess leased facility capacity. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded restructuring related reserves of $699,000 were reversed in the second quarter of 2009 primarily from the Company favorably amending a lease for facilities in Europe to eliminate its obligation to pay for leased space that was vacated and expensed as part of the 2008 restructuring.

Net interest expense was $203,000 in the second quarter of 2010, compared to $294,000 in 2009, a result of lower average outstanding long-term debt offset by lower interest income from lower average invested cash equivalents and lower interest rates.

For the three months ended June 30, 2010 the consolidated effective tax rates were 39.9%. The rate for the three months ended June 30, 2010 was higher than the statutory tax rate of 34.0% primarily due to foreign operating losses for which a tax benefit is not recorded, state income taxes and non-deductible expenses.

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

Results of Operations
Six Months Ended June 30, 2010 Compared to June 30, 2009

Revenue

	Six Months Ended June 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except percentages)
Revenue
Commercial —
IT Outsourcing Services	$51,706	$54,278	$(2,572)	(4.7)%
IT Consulting and Systems Integration	5,855	7,069	(1,214)	(17.2)%
Other Services	6,986	8,240	(1,254)	(15.2)%
Total Commercial	64,547	69,587	(5,040)	(7.2)%
Government Technology Services	30,244	40,845	(10,601)	(26.0)%
Total revenue	$94,791	$110,432	$(15,641)	(14.2)%

Total Company revenue decreased $15.6 million, or 14.2%, to $94.8 million for the six months ended June 30, 2010 from $110.4 million during the same period in 2009. The revenue decrease was across all segments and was driven primarily by the conclusion of customer contracts in the IT Outsourcing Services and Government Technology Services segments and a decrease in project based work due to the difficult economic environment. This decrease was partially offset by new customer contracts in the Americas and an approximate $865,000 positive impact of exchange rates on foreign revenue. The foreign currency impact was calculated as if revenue generated in foreign currency was translated into U.S. dollars at the average exchange rates in effect during the first six months of 2009. We are unable to predict the effect fluctuations in international currencies will have on revenue for the remainder of 2010, but given the uncertain market environment and the effect on the U.S. dollar, there could be noteworthy revenue volatility.

IT Outsourcing Services

Revenue from IT Outsourcing Services decreased $2.6 million, or 4.7%, to $51.7 million for the six months ended June 30, 2010, from $54.3 million during the same period of 2009. The revenue decrease was primarily a result of the conclusion of customer contracts in Europe and the Americas and lower revenue from Ford. This decrease was partially offset by an increase in revenue in the Americas from new customer contract, expansion with existing customers in Europe and the Americas and an approximate $600,000 positive impact of exchange rates on foreign revenue. The foreign currency impact was calculated as if IT Outsourcing Services revenue in Europe was translated into U.S. dollars at the average exchange rates in effect during the six months ended June 30, 2009.

IT Outsourcing Services revenue generated from Ford globally decreased $6.6 million, or 43.8%, to $8.3 million for the six months ended June 30, 2010 compared to $14.9 million in 2009. Revenue from Ford declined 25.3% in the Americas and 69.4% in Europe as a result of a decline in seats supported from a reduction in Ford’s workforce, the lower price in the contract renewal, the separation of Jaguar Land Rover from the Ford SPOC contract and the separation of Volvo Car Corporation from the global Ford IT programs, including the November 2009 SPOC contract. Please refer to our discussion of Ford in the “Significant Customers” section of MD&A.

IT Consulting and Systems Integration

Revenue from IT Consulting and Systems Integration decreased $1.2 million, or 17.2%, to $5.9 million for the six months ended June 30, 2010, from $7.1 million during the same period in 2009. Revenue decreased in the Americas primarily from the wind-down of certain systems implementation and training projects in our hospitality business and our business with Dell through Ford.

Government Technology Services

Revenue from Government Technology Services decreased $10.6 million, or 26.0%, to $30.2 million during the six months ended June 30, 2010, from $40.8 million for the same period in 2009, primarily due to the conclusion of the Company’s ANG contract on September 30, 2009. The work performed under the ANG contract was in-sourced to be performed by the U.S. Federal Government employees. The Company continues to provide service to ANG as a subcontractor to Harris Corporation who was awarded the work under the expiring contract that was not in-sourced and added some other positions. Accordingly, the new contract will produce significantly less revenue and gross margin than the expiring contract. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.

Gross Profit and Gross Margin

	Six Months Ended June 30,
	2010		2009
	Amount	Gross Margin %	Amount	Gross Margin %	Increase (Decrease)	% Change
	(In thousands, except percentages)
Gross Profit
Commercial —
IT Outsourcing Services	$11,915	23.0%	$12,213	22.5%	$(298)	(2.4)%
IT Consulting and Systems Integration	1,153	19.7%	1,440	20.4%	(287)	(19.9)%
Other Services	1,704	24.4%	2,092	25.4%	(388)	(18.5)%
Total Commercial	14,772	22.9%	15,745	22.6%	(973)	(6.2)%
Government Technology Services	6,759	22.3%	11,529	28.2%	(4,770)	(41.4)%
Total gross profit	$21,531	22.7%	$27,274	24.7%	$(5,743)	(21.1)%

Gross profit decreased $5.8 million, or 21.1%, to $21.5 million for the six months ended June 30, 2010 from $27.3 million during the same period of 2009. Gross margin decreased to 22.7% for six months ended June 30, 2010 from 24.7% for the same period of 2009. The decrease in gross profit and gross margin was primarily due to the loss of higher margin government business.

IT Outsourcing Services

Gross profit from IT Outsourcing Services decreased 2.4% to $11.9 million for the six months ended June 30, 2010, from $12.2 million in 2009, and gross margin increased to 23.0% from 22.5%. The decrease in gross profit was due to lower revenue and the loss of higher margin accounts in the second half of 2009. Gross margin improved primarily due to operational efficiencies and from the successful execution of restructurings announced and completed in 2009 and the first quarter of 2010.

IT Consulting and Systems Integration

Gross profit from IT Consulting and Systems Integration decreased 19.9% to $1.2 million for the six months ended June 30, 2010 from $1.4 million in 2009, and gross margin decreased to 19.7% from 20.4% in 2009. Gross profit and gross margin decreased mainly due to less project based work with higher margin accounts in the Company’s hospitality business and less project based work throughout the Company due to the difficult economic environment.

Government Technology Services

Gross profit from our Government Technology Services segment decreased 41.4% to $6.8 million for the six months ended June 30, 2010 from $11.5 million in 2009. The decrease in gross profit was mainly due to lower revenue, primarily from the conclusion of the Company’s ANG contract on September 30, 2009. Gross margin also decreased during the six months ended June 30, 2010 to 22.3% from 28.2% in 2009. The gross margin decrease was also primarily due to the loss of higher margin government business. Please refer to our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.

Geographic Market Discussion

	Six Months Ended June 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except percentages)
Revenue
Commercial
Americas	$33,000	$35,076	$(2,076)	(5.9)%
Europe	31,547	34,511	(2,964)	(8.6)%
Total Commercial	64,547	69,587	(5,040)	(7.2)%
Government	30,244	40,845	(10,601)	(26.0)%
Total revenue	$94,791	$110,432	$(15,641)	(14.2)%

Gross Margin
Commercial
Americas	20.6%	20.2%
Europe	25.5%	24.9%
Total Commercial	22.9%	22.6%
Government	22.3%	28.2%
Total Gross Margin	22.7%	24.7%

Americas

Revenue generated in the Americas decreased $2.1 million, or 5.9%, to $33.0 million for the six months ended June 30, 2010, from $35.1 million for the same period in 2009. Revenue from IT Outsourcing Services experienced a slight decrease from the loss of customer contracts in the later part of 2009 and a decline in revenue earned from Ford. This decrease was offset by an increase from new customers and expansion with existing customers. Revenue in IT Consulting and Systems Integration decreased mainly due to the wind-down of certain systems implementation and training projects in our hospitality business and our business with Dell through Ford. The Other Services segment also experienced a decrease in revenue from technical staffing projects due primarily to less project based work. Gross margin from the Americas increased to 20.6% for six months ended June 30, 2010 from 20.2% for the same period in 2009 primarily due to improved operating efficiencies from the realization of restructuring actions taken in 2009 and 2010.

Europe

Revenue generated in Europe decreased $3.0 million, or 8.6%, to $31.5 million for the six months ended June 30, 2009 from $34.5 million for the same period in 2009 due to the conclusion of two customer contracts in the IT Outsourcing segment and a decrease in our staffing business at SQM. This decrease was partially offset by expansion with existing customers and by an approximate $625,000 positive impact from exchange rates on revenue. The foreign currency impact was calculated as if revenue in Europe for the six months ended June 30, 2010 were translated into U.S. dollars at the average exchange rates in effect for the same period in 2009. Gross margin from Europe increased to 25.5% for the six months ended June 30, 2010, from 24.9% in 2009, primarily due to improved operating efficiencies from the realization of restructuring actions taken in 2009 and 2010.

Operating Expenses and Other

	Six Months Ended June 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general and administrative expense	$21,442	$22,042	$(600)	(2.7)%
Restructuring charge (credit)	$3,140	$(699)	$3,839	NM	%
Net interest expense	$(389)	$(604)	$(215)	(35.6)%
Foreign currency transaction gain (loss)	$351	$(648)	$999	NM	%
Income tax provision (benefit)	$(574)	$1,739	$(2,313)	NM	%

SG&A expense decreased $600,000, or 2.7%, to $21.4 million for the six months ended June 30, 2010 from $22.0 million for the six months ended June 30, 2009. The decrease was due to multiple factors including an increase of $700,000 in the Company’s allowance for doubtful accounts in the second quarter of 2009, a reduction in amortization expense in 2010 from the write-down of certain intangible assets in 2009 and the realization of the restructuring actions taken in 2009 and 2010. This decrease was offset by approximately $2.5 million of professional fees related to the sale of the TechTeam Government Solutions subsidiary announced on June 4, 2010. SG&A expense increased to 22.6% of total revenue for the six months ended June 30, 2010, from 20.0% of total revenue in 2009 primarily to the decline in revenue and the increase in professional fees related to the sale of the Government Technology Services segment.

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

In 2008, the Company announced corporate-wide organizational realignment and restructuring actions to improve operating efficiency, achieve greater global consistency and drive improved financial performance.  The 2008 pre-tax restructuring charges amounted to $5.7 million and were primarily related to separation costs for approximately 80 employees and reductions in excess leased facility capacity. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded restructuring related reserves of $699,000 were reversed in the second quarter of 2009 primarily from the Company favorably amending a lease for facilities in Europe to eliminate its obligation to pay for leased space that was vacated and expensed as part of the 2008 restructuring.

Net interest expense was $389,000 for the six months ended June 30, 2010, compared to $604,000 million in 2009, a result of lower average outstanding long-term debt offset by lower interest income from lower average invested cash equivalents and lower interest rates.

For the six months ended June 30, 2010, the consolidated effective tax rate was 18.6%. The rate for the six months ended June 30, 2010 differed from the statutory rate primarily due to foreign operating losses for which a tax benefit is not recorded, state income taxes and non-deductible expenses, which lowers the effective rate when expressed as a percent of a pretax loss.  The level of foreign operating losses was increased during the six months ended because a significant portion of the Company’s first quarter restructuring charge was incurred in countries with historical losses.

For the six months ended June 30, 2009, the consolidated effective tax rate was 37.2%. This rate differs from statutory levels primarily due to the reversal of a restructuring charge in Belgium which resulted in no tax expense due to substantial tax loss carry forwards from historical net operating losses.  Excluding restructuring charges, the effective tax rate for the six months ended June 30, 2009 was 43.7%.  The effective tax rate excluding the restructuring charges differs from the statutory tax rate of 34.0% primarily due to state income taxes, foreign operating losses for which a tax benefit is not recorded and non-deductible expenses.

Significant Customers

We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. For the quarters ended June 30, 2010 and 2009, Ford accounted for 10.8% and 16.2%, respectively, of the Company’s total revenue, and the U.S. Federal Government accounted for 27.9% and 33.6%, respectively of the Company’s total revenue. For the six months ended June 30, 2010 and 2009, Ford accounted for 10.9% and 16.0%, respectively, of the Company’s total revenue, and the U.S. Federal Government accounted for 27.8% and 33.2%, respectively, of the Company’s total revenue. For the three months ended June 30, 2010 and 2009, respectively, 13.1% and 18.7% of the Company’s total revenue was derived from agencies within the U.S. Department of Defense, in the aggregate. For the six months ended June 30, 2010 and 2009, respectively, 13.3% and 19.3% of our total revenue was derived from agencies within the U.S. Department of Defense, in the aggregate.

Ford Motor Company

Our business with Ford consists of service desk and desk side services, technical staffing, and network management. Revenue generated through our business with Ford decreased to $10.3 million in the first six months of 2010 from $17.6 million in the first six months of 2009. The decline in revenue is attributable to a number of factors, including: (a) seat count and volume declines within the Ford environment; (b) the effects of the entry into the three-year renewal of the Global Single Point of Contact ("SPOC") contract, which resulted in a change of the service delivery and pricing model as discussed below; (c) the divestiture of Jaguar Land Rover (“JLR”) from the Ford family of companies (we continue to provide services to JLR under a direct contract); (d) the termination of the Company’s contract with Dell, Inc. under which the Company provided systems integration services to Ford as a subcontractor to Dell; and (e) the separation of Volvo Car Corporation from the global Ford IT programs, including the SPOC contract on November 1, 2009.

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

U.S. Federal Government

We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government decreased to $26.3 million in the first six months of 2010, from $36.6 million in 2009.

The decline in revenue was primarily the result of the termination of our contract for the Air National Guard (“ANG”), which ended on September 30, 2009. As previously reported, ANG in-sourced the majority of the work performed under the expiring contract.  ANG did award a new contract to Harris Corporation, with the Company as a subcontractor, which covered the work under the expiring contract that was not in-sourced and additional positions. Accordingly, the new contract will produce significantly less revenue and gross margin than the expiring contract. Specifically, had the Company been delivering service under the new contract for the six months ended June 30, 2009, total U.S. Federal Government revenue would have been reduced on a net basis by approximately 14.3%.

Moreover, the results of our Government business have been impacted by the difficult government contracting environment created by the budget constraints our customers faced. As a result of this environment, many customers have delayed procurement actions, which have decreased the volume of business on many of our contracts. Also, we have experienced delays in our expected new business development.

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

Liquidity and Capital Resources

Cash and cash equivalents were $14.8 million at June 30, 2010, as compared to $16.0 million at December 31, 2009. Cash and cash equivalents decreased $1.1 million in the first six months of 2010 mainly due to the $2.5 million net loss and the effects of exchange rates on cash and cash equivalents.

Net cash from operating activities for the first six months of 2010 provided cash of $2.0 million compared to $18.2 million in the first six months of 2009. Net cash provided from operations for the first six months of 2010 was primarily due to a net loss of $2.5 million, adjusted for depreciation/amortization expense of $2.8 million and non-cash stock based compensation expense of $1.2 million. Net changes in operating assets and liabilities of $580,000 also contributed to cash provided by operating activities. The net changes in operating assets and liabilities as of June 30, 2010 were primarily related to a decrease in accounts receivable of $4.4 million principally driven by lower revenue and better collections. This was partially offset by an increase in prepaid accounts and a decrease in accrued taxes due to timing of payments. The cash generated from these operating cash flow improvements was primarily used to pay down debt.

Cash provided by operations for the first six months of 2009 was primarily due to net income of $2.9 million, adjusted for net changes in operating assets and liabilities of $10.3 million, depreciation/amortization expense and non-cash stock based compensation expense of $3.4 million and $913,000, respectively. The net changes in operating assets and liabilities as of June 30, 2009 were primarily related to a decrease in accounts receivable of $13.9 million due to increased collection efforts. This decrease was partially offset by a decrease in accrued expenses of $3.1 million due to $1.3 million decrease in accrued restructuring and due to the timing of payments.

Net cash used in investing activities was $1.3 million and $1.4 million for the first six months of 2010 and 2009, respectively. Net cash used in investing activities during the first six months of 2010 and 2009 were used to purchase equipment and software and to make payments to the selling shareholders of prior acquisitions for achieving financial performance targets. Capital expenditures were $1.0 million and $1.1 million respectively, for the first six months of 2010 and 2009.

Net cash used in financing activities was $459,000 and $16.6 million for the first six months of 2010 and 2009, respectively. Net cash used in financing activities for the first six months of 2010 was due to debt repayments and issuance of restricted stock. Net cash used in financing activities for the first six months of 2009 was primarily due to a higher pay down of debt.

Long-term cash requirements, other than for normal operating expenses, are anticipated for continued global expansion, enhancements of existing technologies, possible repurchases of our common stock and the possible acquisition of businesses complementary to our existing businesses. In light of the Company’s cash flow and the amendment to the Credit Agreement, we believe that cash flows from operations, together with existing cash balances and the existing credit facility, will continue to be sufficient to meet our ongoing operational requirements for the next twelve months and foreseeable future. Our liquidity position will improve upon completion of the sale of our Government Solutions subsidiary to Jacobs Engineering. The Company intends to use the proceeds from the sale to completely pay off the debt facility. We have historically not paid dividends, and we are restricted from doing so under our Credit Agreement. Market conditions may limit our sources of funds available, and the terms of such financings for these activities to the extent financing is desirable or necessary.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of June 30, 2010, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

From time to time we are involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material.

ITEM 1A — RISK FACTORS

Information regarding risk factors appears in “Forward-Looking Statements,” in the Part I, Item 2 of this Report and in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. As of the date of this filing, the following are material changes in the risk factors previously disclosed in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

There is no assurance that the sale of the outstanding stock of TechTeam Government Solutions, Inc. (“Government Solutions”) to Jacobs Technology Inc. (“Jacobs Technology”), a wholly owned subsidiary of Jacobs Engineering Group Inc. (collectively, “Jacobs”) (the “Stock Sale”) will be completed, and our inability to consummate the Stock Sale could harm the market price of our Common Stock and our business, results of operations and financial condition.

We cannot assure you that the Stock Sale will be consummated. The consummation of the Stock Sale is subject to the satisfaction or waiver of a number of conditions, including, among others, the requirement that we obtain stockholder approval of the Stock Sale Proposal, the requirement to obtain certain government and other approvals, requirements with respect to the accuracy of our representations and warranties, requirements with respect to the satisfaction or waiver of our closing covenants and the requirement that certain employees will continue to be employed by Government Solutions. In addition, Jacobs may terminate the Stock Purchase Agreement if, among other things, such closing conditions are not satisfied by October 1, 2010 and if we do not cure breaches occurring after June 3, 2010, if any, of our representations and warranties contained in the Stock Purchase Agreement within five business days of notice of such breach.

We cannot guarantee that we will be able to meet all of the closing conditions of the Stock Purchase Agreement. For example, subsequent to the signing of the Stock Purchase Agreement, two employees of Government Solutions, who were included in the schedules to the Stock Purchase Agreement as being among those employees of Government Solutions who needed to remain with Government Solutions following the closing of the Stock Sale, notified us that they were resigning from Government Solutions to pursue other opportunities. Accordingly, at least one of the conditions to the obligations of Jacobs Technology to complete the Stock Sale will not be satisfied at the closing. As of the date of this Report, while we have requested such a waiver from Jacobs Technology, no such waiver has been granted and no assurances can be given as to whether Jacobs Technology will ultimately agree to waive this condition.

If we are unable to meet all of the closing conditions, Jacobs would not be obligated to close the Stock Sale. In addition, as a result of our failure to meet the condition described above with respect to the retention of Government Solutions’ employees, Jacobs has the right, at any time, to terminate the Stock Purchase Agreement. We also cannot be sure that other circumstances, for example, a material adverse effect, will not arise that would also allow Jacobs to terminate the Stock Purchase Agreement prior to closing. If the Stock Sale is not approved by stockholders or does not close, our Board will be forced to evaluate other alternatives, which may be less favorable to us than the proposed Stock Sale.

As a result of the execution of the Stock Purchase Agreement, employees of the Government Solutions business may become concerned about the future of the Government Solutions business and seek other employment. Also, as a result of our execution of the Stock Purchase Agreement and the announcement of the Stock Sale, third parties may be unwilling to enter into material agreements with us with respect to the Government Solutions business. New or existing customers may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers may perceive that such new relationships are likely to be more stable. The failure to maintain these relationships may give Jacobs the right to terminate the Stock Purchase Agreement and the Stock Sale. If we fail to complete the proposed Stock Sale, the failure to maintain existing business relationships or enter into new ones could adversely affect our business, results of operations and financial condition.

In addition, if the Stock Sale is not consummated, our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the transaction and we will have incurred significant transaction costs, in each case, without any commensurate benefit. After focusing on the potential sale of the Government Solutions business for an extended period, if the Stock Sale is not consummated, we may not be able to develop and implement a strategy for the future growth and development of the Government Solutions’ business that would generate a return similar to or better than the return which would be generated by the Stock Sale. Furthermore, the perception of our continuing business could potentially result in a loss of customers, business partners and employees if the Stock Sale is not consummated. The occurrence of one or more of the foregoing circumstances could likely have a material and adverse effect on our business, stock price, results of operations and financial condition.

The Stock Purchase Agreement imposes substantial restrictions on our ability to operate the Government Solutions Business, which may delay or prevent us from undertaking business opportunities that may be beneficial to the Government Solutions business, pending completion of the Stock Sale.

The Stock Purchase Agreement contains significant restrictions on our ability to operate the Government Solutions business prior to the closing. For example, we are subject to restrictions on our ability to discuss and negotiate with, and provide information to, a potential acquirer regarding any competing proposals to the Stock Sale, and our ability to, among other things:

•	transfer or issue any stock of, or liquidate, recapitalize or change the organizational documents of, Government Solutions;

•	hire any new senior-level employees, into Government Solutions, except as provided in the Stock Purchase Agreement; and

•	change Government Solutions’s accounting methods or practices;

•	enter into a merger or consolidation of Government Solutions;

•	sell any portion of the Government Solutions business or the assets of Government Solutions;

•	enter into certain material contracts; or

•	incur, assume, guarantee or extend any indebtedness.

Our ability to comply with these provisions before completion of the Stock Sale or termination of the Stock Purchase Agreement is subject to various risks and uncertainties. Any failure by us to comply with all applicable covenants in the Stock Purchase Agreement could result in a breach of the terms of the Stock Purchase Agreement, which may result in the termination of the Stock Purchase Agreement and a failure to complete the Stock Sale. Even if we are able to comply with all of the applicable provisions and restrictions on the operation of the Government Solutions business, these restrictions could harm us by, among other things, prohibiting, limiting or restricting our ability to take advantage of mergers, acquisitions and other corporate opportunities with respect to the Government Solutions business or to take certain actions that management may deem to be necessary or desirable to operate or grow the Government Solutions business or to increase its profitability. Thus, such prohibitions, limitations and restrictions could have a material adverse effect upon the Government Solutions business and our financial condition and results of operations.

If our stockholders do not approve the Stock Sale proposal, we may not receive an offer from another potential acquirer of the Government Solutions Business on satisfactory terms or at all.

If our stockholders do not approve the Stock Sale and the Stock Purchase Agreement is subsequently terminated, we may decide to seek another strategic transaction with respect to the Government Solutions business. However, we may not be able to find a potential acquirer of the Government Solutions business willing to pay an equivalent or more attractive price than that which would be paid pursuant to the Stock Sale, and in fact any purchase price that we do find may be less.

We are not permitted to terminate the Stock Purchase Agreement except in limited circumstances, and we may be required to pay a substantial termination fee to Jacobs if the Stock Purchase Agreement is terminated.

The Stock Purchase Agreement does not generally allow us to terminate it, except in certain limited circumstances. If the Stock Purchase Agreement is terminated under certain circumstances for specified reasons, we would be obligated to:

•	pay Jacobs a termination fee of $2,360,000, and

•	reimburse Jacobs for up to $750,000 of its reasonable and documented out-of-pocket fees and expenses related to the preparation and negotiation of the Stock Purchase Agreement and the Stock Sale.

We would be required to pay to Jacobs the expense reimbursement and termination fee in the event of, among other things:

•
our termination of the Stock Purchase Agreement upon the receipt of a superior proposal (as defined in the Stock Purchase Agreement) that results in, immediately after the termination of the Stock Purchase Agreement, us entering into a definitive agreement with respect thereto in compliance with the terms of the Stock Purchase Agreement;

•	concurrently or after a change of control of TechTeam, the Stock Purchase Agreement is terminated for any reason or the closing does not occur by October 1, 2010; or

•	Jacobs’ termination of the Stock Purchase Agreement upon the occurrence of certain triggering events.

We would also be required to pay Jacobs this expense reimbursement (without the termination fee) if the Stock Purchase Agreement is terminated by any party after the Special Meeting has been held and the stockholders do not approve the Stock Sale proposal. Any payment of the termination fee or the expense reimbursement would substantially increase the cost of completing any alternative transaction involving the Government Solutions business and would effectively reduce any net proceeds available to us resulting from the consummation of such an alternative transaction.

The Stock Purchase Agreement may expose us to contingent liabilities, and we may never ultimately receive any of the cash portion of the purchase price deposited into escrow for indemnification purposes.

Under the Stock Purchase Agreement, we have agreed to indemnify Jacobs for any breach or violation of any representation, warranty, covenant or undertaking made by us in the Stock Purchase Agreement and for other matters, subject to certain limitations and exceptions. Of the total cash purchase price of $59,000,000, $14,750,000 will be deposited into escrow to secure our indemnification obligations to Jacobs for a period of up 36 months after closing. However, Jacobs’ right to seek indemnification from us for certain indemnification claims may not be limited by this 36-month time period or to any time limitations at all and may not be limited by any amounts contained in the indemnification escrow fund. As a result, significant successful indemnification claims by Jacobs could have an adverse effect on our results of operations and financial condition. Furthermore, it is possible that we may not ultimately receive any of the escrowed portion of the purchase price. Moreover, these uncertainties may make it difficult for a potential acquirer of the Commercial Business to value the Commercial Business, including, but not limited to, our interest in the indemnification escrow fund. Given these uncertainties, you should not place disproportionate emphasis on the amount of the purchase price that is paid into escrow to satisfy our post-closing indemnification obligations.

Furthermore, the Stock Sale may be completed without us being released from certain guarantees that we have provided with respect to the obligations of Government Solutions. While Jacobs has agreed to use its best efforts to cause it to be substituted for us with respect to such guarantees and to indemnify us and our affiliates against any loss if such substitution does not occur, we cannot assure you that we will be substituted by Jacobs with respect to such guarantees or that Jacobs’ obligation to indemnify us will ultimately make us whole for any loss or expense we may ultimately incur in connection with such guarantees.

If the Stock Sale is consummated, we will be a smaller public company with continuing public company reporting expenses and ongoing operating expenses, all of which may be disproportionate to our size and scope of operations.

Once the Stock Sale is completed, we will remain a publicly traded company and will continue to be subject to SEC rules and regulations applicable to such companies, including the periodic and current reporting requirements under the Exchange Act and the Sarbanes-Oxley Act of 2002. We will also be a company with significantly fewer operating assets. As a result, we will continue to incur expenses associated with us being a publicly-traded company and additional ongoing operating expenses which may be viewed to be excessive in relation to the size and scope of our operations. Further, a number of our fixed and other expenses will not be reduced or eliminated after the Stock Sale is completed, even though we will have fewer revenue-producing assets. As a result, we may be required to seek further reductions of our costs and expenses, which we cannot assure you may be implemented in a timely manner or at all, or even if implemented will achieve the desired outcome. Our failure in successfully implementing such measures may adversely affect our results of operations and financial condition.

If we consummate the Stock Sale, we will be dependent on a less diversified business.

The business we propose to sell constitutes a significant portion of our operations and assets. As such, our revenues and net income following the closing of the Stock Sale will decrease significantly from those existing prior to the Stock Sale. If we consummate the Stock Sale, our results of operations and financial condition will be dependent solely on the operations of our Commercial Business, which would be comprised of our three remaining operating segments. Accordingly, our operations will be less diversified and we believe that the effect on our future results of operations and financial condition of the risks pertaining to our Commercial Business will be magnified. We cannot assure you that, after the Stock Sale, we can grow the revenues of our Commercial Business or maintain its profitability.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities of the Company during the three months ended June 30, 2010.

On October 30, 2008, the Board of Directors authorized a stock repurchase program. Under the program, the Company was authorized to repurchase up to one million shares of its common stock as the Company deems appropriate. The Company is limited under its current credit agreement with an annual limitation of $3.0 million per year on the repurchase of its common stock. The stock repurchase program expires on December 31, 2011. The Company did not repurchase any shares in the quarter ending June 30, 2010. The maximum number of shares that may yet be purchased under the program is 987,742.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

10.1	Office building lease between BOC Real Property S.R.L and TechTeam Global S.R.L, dated July 1, 2010.

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechTeam Global, Inc.
(Registrant)

Date: August 9, 2009	By:	/s/ Gary J. Cotshott	Gary J. Cotshott
President and Chief Executive
Officer (Principal Executive
Officer)

	By:	/s/ Margaret M. Loebl	Margaret M. Loebl
Corporate Vice President, Chief
Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)