Form 10-Q
period 2010-09-30
TECHTEAM GLOBAL INC
filed 2010-11-09
CIK 805054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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
Yes ☐    No ☒

The number of shares of the registrant's common stock outstanding at November 1, 2010 was 11,178,577.

TECHTEAM GLOBAL, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
IT Outsourcing Services	$26,197	$25,407	$75,918	$78,258
IT Consulting and Systems Integration	3,066	2,557	8,538	9,319
Other Services	2,419	2,637	7,632	8,273
Total Commercial	31,682	30,601	92,088	95,850
Government Technology Services	14,470	19,713	44,714	60,557
Total revenue	46,152	50,314	136,802	156,407
Cost of revenue
IT Outsourcing Services	20,394	20,167	58,602	61,145
IT Consulting and Systems Integration	2,406	1,922	6,850	7,237
Other Services	1,808	1,911	5,819	6,101
Total Commercial	24,608	24,000	71,271	74,483
Government Technology Services	11,221	14,525	34,707	43,841
Total cost of revenue	35,829	38,525	105,978	118,324
Gross profit	10,323	11,789	30,824	38,083
Selling, general and administrative expense	10,726	9,807	31,741	30,823
Impairment charge	9,404	—	9,404	—
Restructuring charge (credit)	(75)	(57)	2,687	(756)
Operating income (loss)	(9,732)	2,039	(13,008)	8,016
Net interest expense	(165)	(310)	(555)	(897)
Foreign currency transaction loss	(347)	(70)	(3)	(720)
Income (loss) from continuing operations before income taxes	(10,244)	1,659	(13,566)	6,399
Income tax provision (benefit)	(1,004)	526	(1,578)	2,313
Net income (loss) from continuing operations	(9,240)	1,133	(11,988)	4,086
Income (loss) from discontinued operations, net of tax	852	(271)	1,085	(284)
Net income (loss)	$(8,388)	$862	$(10,903)	$3,802
Basic earnings (loss) per common share
Income (loss) from continuing operations	$(0.86)	$0.11	$(1.12)	$0.39
Income (loss) from discontinued operations	0.08	(0.03)	0.10	(0.03)
Total basic earnings (loss) per common share	$(0.78)	$0.08	$(1.02)	$0.36
Diluted earnings (loss) per common share
Income (loss) from continuing operations	$(0.86)	$0.11	$(1.12)	$0.38
Income (loss) from discontinued operations	0.08	(0.03)	0.10	(0.03)
Total diluted earnings (loss) per common share	$(0.78)	$0.08	$(1.02)	$0.36
Weighted average number of common shares and common share equivalents outstanding
Basic	10,755	10,628	10,710	10,609
Diluted	10,755	10,754	10,710	10,664

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,984	$14,964
Accounts receivable (less allowance of $922 at September 30, 2010 and $1,315 at December 31, 2009)	37,914	42,925
Prepaid expenses and other current assets	7,498	3,654
Net current assets of discontinued operations	—	2,506
Total current assets	64,396	64,049
Property, equipment and software, net	5,511	6,161
Goodwill and other intangible assets, net	36,399	47,270
Deferred income taxes	4,209	3,940
Other assets	1,019	1,010
Net long-term assets of discontinued operations	—	90
Total assets	$111,534	$122,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$16,414	$4,074
Accounts payable	5,197	4,972
Accrued payroll and related taxes	8,845	7,181
Accrued expenses	5,002	5,050
Other current liabilities	905	3,967
Current liabilities of discontinued operations	—	1,851
Total current liabilities	36,363	27,095

Long-term liabilities
Long-term debt, less current portion	—	11,051
Other long-term liabilities	1,245	745
Total long-term liabilities	1,245	11,796

Shareholders’ equity
Preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized,11,193,251 and 11,118,309 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	112	111
Additional paid-in capital	81,213	79,762
Retained earnings	(8,177)	2,726
Accumulated other comprehensive income	778	1,030
Total shareholders’ equity	73,926	83,629
Total liabilities and shareholders’ equity	$111,534	$122,520

See accompanying notes.

 TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income (loss)	$(10,903)	$3,802
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,098	4,696
Impairment charge	9,404	—
Non-cash expense related to stock options and issuance of common stock and restricted common stock	1,656	1,477
Gain on sale of business	(1,033)	—
Other	(394)	786
Changes in current assets and liabilities	125	5,715
Changes in long-term assets and liabilities	265	(168)
(Income) loss from discontinued operations	(50)	661
Net operating cash flow from discontinued operations	987	40
Net cash provided by operating activities	4,155	17,009

Investing activities
Disposition of business, net of cash disposed	935	—
Purchase of property, equipment and software	(1,472)	(1,209)
Cash paid for acquisitions, net of cash acquired	(425)	(375)
Net cash used in investing activities	(962)	(1,584)

Financing activities
Issuance of long-term debt	1,288	—
Other	(204)	(27)
Payments on long-term debt	—	(16,042)
Net cash provided by (used in) financing activities	1,084	(16,069)
Effect of exchange rate changes on cash and cash equivalents	(257)	1,077

Increase in cash and cash equivalents	4,020	433
Cash and cash equivalents at beginning of period	14,964	16,072
Cash and cash equivalents at end of period	$18,984	$16,505

See accompanying notes.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by TechTeam Global, Inc. (“TechTeam” or the “Company”) in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 — Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income and all non-ownership changes in shareholders’ equity. For the Company, comprehensive income (loss) for the periods presented consists of net income (loss), the foreign currency translation adjustment and net unrealized gain on derivative instruments. A summary of comprehensive income (loss) for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Comprehensive income (loss)
Net income (loss)	$(8,388)	$862	$(10,903)	$3,802
Other comprehensive income (loss) —
Foreign currency translation adjustment	2,197	397	(576)	1,381
Unrealized gain on derivative instruments	85	140	324	475
Comprehensive income (loss)	$(6,106)	$1,399	$(11,155)	$5,658

Note 3 — Earnings (Loss) Per Share

Basic earnings (loss) per share for common stock is computed using the weighted average number of common shares excluding unvested restricted shares and shares held in escrow in connection with the Company’s acquisition of RL Phillips, Inc. Dilutive earnings (loss) per share for common stock is computed using weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of stock options, unvested restricted stock issued to employees and shares held in escrow in connection with the Company’s acquisition of RL Phillips, Inc. During the three and nine months ended September 30, 2010, common share equivalents (including 1,676,500 stock options) were excluded from the computation of diluted earnings per common share due to the loss for the period. During the three and nine months ended September 30, 2009, 1,853,400 and 2,077,400 stock options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were higher than the average market price of the Company’s common stock for the respective period.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Discontinued Operations

In August 2010, the Board of Directors authorized management to pursue the sale of TechTeam SQM AB (“SQM”), a staffing business in Sweden. On August 31, 2010, the Company completed the sale of SQM, which the Company had determined was not core to its long-term growth strategy. This business unit was included in the Other Services and IT Outsourcing Services segments. Beginning in the third quarter of 2010, SQM has been accounted for as a discontinued operation in accordance with ASC 205-20, “Discontinued Operations”. The results of operations for SQM have been removed from the results of continuing operations in the Condensed Consolidated Statements of Operations for all periods presented. The calculation of discontinued operations removes certain corporate overhead allocated to the SQM reporting unit in all periods presented. The assets and liabilities of SQM have been reclassified and are segregated in the Condensed Consolidated Balance Sheets for all periods presented. Total gross proceeds from the sale were 6,281,574 sek ($850,000 at the disposition date). The Company recognized a net gain of $1,033,000, which is included in income from discontinued operations in the Condensed Consolidated Statements of Operations.

The operating results of SQM classified as discontinued operations are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenue	$887	$2,035	$5,028	$6,371

Income (loss) before income taxes	$(181)	$(271)	$52	$(284)
Income tax provision	—	—	—	—
Income (loss) from operation of discontinued operations	(181)	(271)	52	(284)
Gain on sale of business, net of tax	1,033	—	1,033	—
Income (loss) from discontinued operations, net of tax	$852	$(271)	$1,085	$(284)

Note 5 — Goodwill and Other Intangible Assets

Impairment

Under ASC 350, “Intangibles – Goodwill and Other,” the Company is required to perform annual impairment tests of its goodwill at least annually or more frequently if impairment indicators are present. The Company has elected to test for goodwill impairment on October 1st each year. In connection with the Company’s plan to sell its TechTeam Government Solutions reporting unit, the Company determined that an interim test for impairment was required during the third quarter of 2010. No impairment indicators were present for any of the Company’s other reporting units.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Goodwill and Other Intangible Assets (continued)

In the first step of the goodwill impairment test, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units. Historically, the Company has determined estimated fair value using a combination of a discounted cash flow analysis and a market-based approach. However, for purposes of the September 30, 2010 valuation of its government business unit, the Company used $40.5 million for its estimate of fair value. This estimate is based on the completed sale of TechTeam Government Solutions, Inc., to Jacobs Engineering Group Inc. for $43.0 million on October 5, 2010, adjusted for estimated changes in the net tangible book value of $2.5 million as determined by the Stock Purchase Agreement. See Note 15 – Other Matters for further information regarding the sale. Since the carrying value of Government Solutions exceeded its estimated fair value, the second step of the goodwill impairment test was performed.

The second step of the goodwill impairment calculation requires allocation of the estimated fair value of the reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. The excess of fair value as determined in step one over the fair value of the assets and liabilities of the reporting unit is the implied value of goodwill. The carrying value of goodwill is then compared to the implied value of goodwill and any excess of carrying value of goodwill over implied value of goodwill must be recognized as a goodwill impairment. The Company determined under the second step of the interim impairment test that the fair value of goodwill was less than the carrying value of its goodwill at its Government Solutions reporting unit. The Company recorded a $9.4 million impairment charge in the third quarter of 2010 to reflect the implied fair value of goodwill for Government Solutions.

In addition, the Company also reviewed its other intangible assets, primarily customer relationships, for impairment in accordance with ASC 360 and concluded that the intangible assets were not impaired at its Government Solutions reporting unit.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Restructuring

On March 29, 2010, the Company announced a restructuring plan to reduce certain redundant costs, eliminate excess capacity and support the Company's strategy to more tightly focus its business. The restructuring plan was approved by the Company’s Board of Directors on March 23, 2010. The initial 2010 pre-tax restructuring charge amounted to $2,747,000, and was primarily related to separation costs for approximately 30 employees and reductions in excess leased facility capacity around the world. The Company reversed $118,000 of the initial charge in the third quarter of 2010 due to a change in the estimated amounts to terminate facility leases which lowered the expected exit costs. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. The total amount related to the 2010 pre-tax restructuring charge post adjustment was $2,629,000.

The following table summarizes the accrued charges related to the 2010 restructuring plans:

	Accrued Restructuring Charges at December 31, 2009	Adjustments to Accrued Restructuring Charges	Cash Payments	Accrued Restructuring Charges at September 30, 2010
	(In thousands)
Workforce reductions	$—	$2,162	$(2,153)	$9
Other	—	467	(298)	169
Total	$—	$2,629	$(2,451)	$178

The following table summarizes the 2010 restructuring charges by operating segment:

	Accrued Restructuring Charges at December 31, 2009	Adjustments to Accrued Restructuring Charges	Cash Payments	Accrued Restructuring Charges at September 30, 2010
	(In thousands)
Restructuring charges
Commercial —
IT Outsourcing Services	$—	$669	$(667)	$2
IT Consulting and Systems Integration	—	314	(314)	—
Other Services	—	—	—	—
Total Commercial	—	983	(981)	2
Government Technology Services	—	139	(133)	6
Selling, general and administrative expense	—	1,507	(1,337)	170
Total restructuring charges	$—	$2,629	$(2,451)	$178

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Restructuring (continued)

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

The following table summarizes the accrued charges related to the 2009 restructuring plan:

	Accrued Restructuring Charges at December 31, 2009	Adjustments to Accrued Restructuring Charges	Cash Payments	Accrued Restructuring Charges at September 30, 2010
	(In thousands)
Workforce reductions	$162	$—	$(162)	$—

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

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, during the first nine months of 2009, the Company reversed $756,000 of previously recorded liabilities related to the 2008 restructuring plan. This reversal resulted from re-negotiating a lease for a facility in Europe to eliminate the Company’s obligation to pay for leased space that was vacated and expensed in 2008 which lowered the expected exit costs.

The following table summarizes the accrued charges related to the 2008 restructuring plans:

	Accrued Restructuring Charges at December 31, 2009	Adjustments to Accrued Restructuring Charges	Cash Payments	Accrued Restructuring Charges at September 30, 2010
	(In thousands)
Other	$156	$29	$(53)	$132

The following table summarizes the 2008 restructuring charges by operating segment:

	Accrued Restructuring Charges at December 31, 2009	Adjustments to Accrued Restructuring Charges	Cash Payments	Accrued Restructuring Charges at September 30, 2010
	(In thousands)
Restructuring charges
Government Technology Services	$151	$29	$(48)	$132
Selling, general and administrative expense	5	—	(5)	—
Total restructuring charges	$156	$29	$(53)	$132

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Property, Equipment and Software

Long-lived assets are evaluated for impairment when events occur or circumstances indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. When this occurs, an estimate of undiscounted cash flows is used to determine if the remaining balances are recoverable. No events or circumstances were noted in the nine months ended September 30, 2010 and 2009 which would require management to perform the noted analysis.

Note 8 — Acquisitions

Onvaio LLC

On May 30, 2008, TechTeam Global, Inc. completed the acquisition of Onvaio LLC (“Onvaio”), a California limited liability company. Onvaio is a provider of technical support outsourcing services for clients globally through its wholly-owned subsidiary, Onvaio Asia Services, Inc., based in Manila, Philippines. The initial purchase price totaled $4,787,000 and included acquisition costs of $400,000. In addition to the initial purchase price paid at closing, an additional $1,500,000 was placed into an escrow account and is payable in increments of $125,000 on the last day of each fiscal quarter provided that Onvaio is still providing services to its largest customer in substantially the same form and content as it provided at closing. As of September 30, 2010, $1,125,000 had been released from escrow and paid to the selling shareholders. This additional amount is being recorded as goodwill as it is earned.

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

Note 9 — Stock-Based Compensation

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

Stock Options

The Company recorded compensation expense totaling $186,000 and $286,000 during the three months ended September 30, 2010 and 2009, respectively, and compensation expense totaling $736,000 and $879,000 during the nine months ended September 30, 2010 and 2009, respectively, related to outstanding options. At September 30, 2010 and 2009, there was approximately $1,335,000 and $2,248,000, respectively, of unrecognized compensation expense related to stock options. Unrecognized compensation expense at September 30, 2010, is expected to be recognized over a weighted-average period of approximately two years.

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

The following assumptions were used to estimate the fair value of options granted for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Expected dividend yield	0.0%	0.0%
Weighted average volatility	65%	61%
Risk free interest rate	1.2 – 1.3%	1.4%
Expected term (in years)	3.0	3.0

Restricted Common Stock

Compensation expense related to restricted stock under all plans is recorded on a straight-line basis over the vesting period. The Company recorded compensation expense of approximately $238,000 and $241,000 for the three months ended September 30, 2010 and 2009, respectively, related to outstanding shares of restricted stock under all plans and compensation expense of approximately $752,000 and $483,000 for the nine months ended September 30, 2010 and 2009, respectively.

The weighted average grant-date fair value of restricted stock granted under all plans during the three months ended September 30, 2010 and 2009 was $6.46 and $8.61, respectively. The weighted average grant-date fair value of restricted stock granted under all plans during the nine months ended September 30, 2010 and 2009 was $6.87 and $5.07, respectively. The fair value of restricted stock awards granted under all plans was determined based on the closing trading price of the Company’s common stock on the date of grant.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Stock-Based Compensation (continued)

At September 30, 2010 and 2009, there was approximately $2,180,000 and $2,500,000, respectively, of total unrecognized compensation expense related to non-vested shares of restricted stock. Unrecognized compensation expense at September 30, 2010, is expected to be recognized over a weighted average period of approximately three years.

Note 10 — Income Taxes

At September 30, 2010 and December 31, 2009, the Company had an unrecognized tax benefit of approximately $259,000 and $113,000, respectively. The Company recognizes accrued interest related to unrecognized tax benefits as a component of interest expense and recognizes penalties as a component of selling, general and administrative expense. During the three and nine months ended September 30, 2010 and 2009, interest and penalties recognized in the financial statements were not material. The Company had no material accruals for the payment of interest and penalties at September 30, 2010 and December 31, 2009.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

Major Jurisdiction	Open Years
U.S. Federal income taxes	2007 through 2009
U.S. State income taxes	2005 through 2009
Foreign income taxes	2003 through 2009

For the three and nine months ended September 30, 2010, the consolidated effective tax rate was 9.8% and 11.6%, respectively. The rate for the three months and nine months ended September 30, 2010 was lower than the statutory rate of 34.0% primarily due to a $9.4 million impairment charge taken in the third quarter of 2010 for which no tax benefit was recorded. Taking an impairment charge with no tax benefit has the effect of lowering the effective rate when expressed as a percent of a pretax loss.

For the three and nine months ended September 30, 2009, the consolidated effective tax rate was 31.7% and 36.1%, respectively.  This rate differs from statutory levels in the three months ended September 30, 2009, primarily because the reversal of the restructuring charge was recorded in Belgium where there was no tax expense for the charge due to the availability of tax loss carry forwards which offset taxable income.  Excluding the reversal of restructuring charges, the effective tax rate for the three and nine months ended September 30, 2009 was 32.9% and 41.0%, respectively.  The effective tax rate excluding the reversal of restructuring charges differs from the statutory tax rate of 34.0% primarily due to state income taxes, non-deductible expenses and foreign operating losses for which a tax benefit is not recorded.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Segment Reporting

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

Financial information for the Company’s operating segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenue
Commercial
IT Outsourcing Services	$26,197	$25,407	$75,918	$78,258
IT Consulting and Systems Integration	3,066	2,557	8,538	9,319
Other Services	2,419	2,637	7,632	8,273
Total Commercial	31,682	30,601	92,088	95,850
Government Technology Services	14,470	19,713	44,714	60,557
Total revenue	$46,152	$50,314	$136,802	$156,407

Gross Profit
Commercial
IT Outsourcing Services	$5,803	$5,240	$17,316	$17,113
IT Consulting and Systems Integration	660	635	1,688	2,082
Other Services	611	726	1,813	2,172
Total Commercial	7,074	6,601	20,817	21,367
Government Technology Services	3,249	5,188	10,007	16,716
Total gross profit	10,323	11,789	30,824	38,083
Selling, general and administrative expense	(10,726)	(9,807)	(31,741)	(30,823)
Impairment charge	(9,404)	—	(9,404)	—
Restructuring credit (charge)	75	57	(2,687)	756
Net interest expense	(165)	(310)	(555)	(897)
Foreign currency transaction loss	(347)	(70)	(3)	(720)
Income (loss) from continuing operations before income taxes	$(10,244)	$1,659	$(13,566)	$6,399

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Segment Reporting (continued)

Revenue from customers, or groups of customers under common control, that comprise 10% or greater of the Company’s total revenue in any period presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

U.S. Federal Government	26.7%	33.2%	28.2%	34.1%
Ford Motor Company	12.3%	14.5%	11.7%	15.0%
Total	39.0%	47.7%	39.9%	49.1%

The Company conducts business under multiple contracts with various entities within the Ford Motor Company organization and with various agencies and departments of the U.S. Federal Government. For the three months ended September 30, 2010 and 2009, 12.4% and 19.9%, respectively, of the Company’s total revenue was derived from agencies within the U.S. Department of Defense in the aggregate. For the nine months ended September 30, 2010 and 2009, 13.4% and 20.3%, respectively, of the Company’s total revenue was derived from agencies within the U.S. Department of Defense in the aggregate.

The Company attributes revenue to different geographic areas on the basis of the location that has the contract with the customer, even though the services may be provided by a different geographic location. Revenue by geographic area is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenue
United States	$32,234	$35,229	$95,479	$111,149
Europe:
Belgium	8,326	8,193	24,415	24,382
Rest of Europe	5,592	6,892	16,908	20,876
Total Europe	13,918	15,085	41,323	45,258
Total revenue	$46,152	$50,314	$136,802	$156,407

Note 12 — Contingencies

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Notes Payable and Line of Credit

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

On October 28, 2008, the Company completed the second amendment to the Credit Agreement to provide the Company the ability to enter into a stock repurchase program through 2011 (with an annual limitation of $3.0 million per year) and to increase the Company’s ability to execute capital lease transactions from $1.0 million to $2.0 million.

On March 26, 2010, the Company further amended the Credit Agreement to reduce the Company’s borrowing limit from $55,000,000 to $28,000,000. As of the date of such amendment, Bank of America, N.A. was paid in full and is no longer a participating lender.

The March 2010 amendment permitted the Company to maintain: (a) a rolling four-quarter Leverage Ratio as of the fiscal quarters ending March 31, 2010 and June 30, 2010 of 3.25 to 1 (up from 3.0 to 1), and 3.0 to 1 for fiscal quarters thereafter; and (b) a rolling four-quarter Fixed Charge Coverage Ratio as of fiscal quarters ending March 31, 2010 and June 30, 2010 of 1.0 to 1.0 (down from 1.25 to 1.0), and 1.25 to 1.0 for fiscal quarters thereafter.

The March 2010 amendment also modified the definition of “Consolidated Adjusted EBITDA” to allow the Company to exclude:  (a) non-cash goodwill and intangible impairment charges for fiscal quarters ended December 31, 2009, March 31, 2010 and June 30, 2010; and (b) amounts related to cash restructuring charges for fiscal quarters ended March 31, 2010 and June 30, 2010.

Due to the goodwill impairment recorded in the third quarter of 2010, the Company was not in compliance with the debt covenants under the Credit Agreement. As of September 30, 2010, the $16.4 million outstanding balance under the Credit Agreement was reclassified to current portion of long-term debt on the Consolidated Balance Sheet. On October 5, 2010, the Company repaid the balance in full. Please see Note 15 - Other Matters for further information.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis

The following table summarizes the basis used to measure certain financial assets and financial liabilities at fair value on a recurring basis in the balance sheet:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Interest Rate Swap
Fair Value as of September 30, 2010	$(125)	NA	$(125)	NA
Fair Value as of December 31, 2009	$(449)	NA	$(449)	NA

Deferred Compensation Plan
Fair Value as of September 30, 2010	$(494)	$(494)	NA	NA

On June 4, 2007, the Company entered into an interest rate swap agreement with a notional amount of $30,000,000. Under the swap agreement, the notional amount will be reduced by $625,000 on a monthly basis and will mature on June 3, 2011. The purpose of the interest rate swap, which is designated as a cash flow hedge, is to manage interest costs and the risk associated with variable-rate debt. The Company does not hold or issue derivative instruments for trading purposes. The swap effectively converts a portion of the Company’s variable-rate debt under the Credit Agreement to a fixed rate. Under this agreement, the Company receives a floating rate based on LIBOR and pays a fixed rate of 5.55% on the outstanding notional amount. The fair value of these interest rate derivatives are based on quoted prices for similar instruments from a commercial bank and, therefore, the interest rate derivative is considered a level 2 item. On October 5, 2010 the Company settled the swap agreement in full for a payment of $101,000. Please see Note 15 - Other Matters for further information.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Fair Value Measurements (continued)

For the three months ended September 30, 2010, gains recognized in other comprehensive income (loss) on derivatives were $3,000. For the three months ended September 30, 2009, losses recognized in other comprehensive income (loss) on derivatives were $49,000. Losses reclassified from other comprehensive income (loss) into interest expense upon settlement amounted to $1,000 and $135,000, for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, losses recognized in other comprehensive income (loss) on derivatives were $82,000 and $189,000, respectively, and losses reclassified from other comprehensive income (loss) into interest expense upon settlement amounted to $325,000 and $610,000, for the nine months ended September 30, 2010 and 2009, respectively. The liability associated with the interest rate swap is included in other current liabilities and other long-term liabilities on the consolidated balance sheet in the amounts of $125,000 and $0, respectively, at September 30, 2010 and $394,000 and $55,000, respectively, at December 31, 2009.

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

Non-financial Assets and Liabilities Measured on a Nonrecurring Basis

In addition to its interest rate swap and the deferred compensation plan, the Company measured restructuring related liabilities (Note 6 - Restructuring) at fair value on a nonrecurring basis. These liabilities are not measured at fair value on a recurring basis. The Company has determined that the fair value measurements included in these liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the settlement of liabilities, as observable inputs are not available. As such, the Company has determined that these fair value measurements reside within Level 3 of the fair value hierarchy. The restructuring obligations recorded represent the fair value of the payments expected to be made, and are discounted if the payment are expected to extend beyond one year.

Under ASC 350, “Intangibles – Goodwill and Other,” the Company is required to perform annual impairment tests of its goodwill at least annually or more frequently if impairment indicators are present. The Company has elected to test for goodwill impairment on October 1st each year. In connection with the Company’s plan to sell its TechTeam Government Solutions reporting unit, the Company determined that an interim test for impairment was required during the third quarter of 2010. No impairment indicators were present for any of the Company’s other reporting units.

In the first step of the goodwill impairment test, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to these reporting units. Historically, the Company has determined estimated fair value using a combination of a discounted cash flow analysis and a market-based approach. However, for purposes of the September 30, 2010 valuation of its government business unit, the Company used $40.5 million for its estimate of fair value. This estimate is based on the completed sale of TechTeam Government Solutions, Inc., to Jacobs Engineering Group Inc. for $43.0 million on October 5, 2010, adjusted for estimated changes in the net tangible book value  of $2.5 million as determined by the Stock Purchase Agreement. See Note 15 – Other Matters for further information regarding the sale. Since the carrying value of Government Solutions exceeded its estimated fair value, the second step of the goodwill impairment test was performed.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Fair Value Measurements (continued)

The second step of the goodwill impairment calculation requires allocation of the estimated fair value of the reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. The excess of fair value as determined in step 1 over the fair value of the assets and liabilities of the reporting unit is the implied value of goodwill. The carrying value of goodwill is then compared to the implied value of goodwill and any excess of carrying value of goodwill over implied value of goodwill must be recognized as a goodwill impairment. The Company determined under the second step of the interim impairment test that the fair value of goodwill was less than the carrying value of its goodwill at its Government Solutions reporting unit. The Company recorded a $9.4 million impairment charge in the third quarter of 2010 to reflect the implied fair value of goodwill for Government Solutions.

In addition, the Company also reviewed its other intangible assets, primarily customer relationships, for impairment in accordance with ASC 360 and concluded that the intangible assets were not impaired at its Government Solutions reporting unit.

The following table summarizes the basis used to measure certain non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in the balance sheet:

	Fair Value as of September 30, 2010 (In thousands)
	Total	Level 1	Level 2	Level 3
Goodwill	$31,494	N/A	N/A	$31,494
Restructuring	$310	N/A	N/A	$310

Financial Instruments Carried at Other Than Fair Values

At September 30, 2010, the Company’s financial instruments consist of accounts receivable, accounts payable and long-term debt. The carrying values of accounts receivable and accounts payable approximate their fair values due to their short maturity periods. The fair value of the Company’s debt approximates its carrying value based on the variable nature of the interest rates and current market rates available to the Company.

Note 15 — Other Matters

Disposition of TechTeam Government Solutions

On October 5, 2010, TechTeam, Jacobs Engineering Group Inc. and Jacobs Technology Inc., a wholly-owned subsidiary of Jacobs Engineering completed the sale of 100% of the outstanding stock in TechTeam Government Solutions, Inc., a wholly-owned subsidiary and separate reportable segment of TechTeam, for a net cash purchase price of $43.0 million. The purchase price of $43.0 million is subject to certain escrows and adjustments in accordance with the terms of the Stock Purchase Agreement. The purchase was subject to shareholder vote and was approved on October 4, 2010.

The $43.0 million purchase price consists of approximately $31.6 million of cash received at closing and approximately $11.4 million of cash that was placed in escrow, each subject to such adjustments and other conditions set forth in the Stock Purchase Agreement. The cash escrow payment consists of (a) approximately $8.6 million to secure the payment of any future indemnification claims that may be made by Jacobs Technology against TechTeam during the 36-month period after the closing date, and (b) approximately $2.8 million to secure the potential post-closing Purchase Price adjustment to the extent the net tangible book value of the assets of Government Solutions at closing exceeds or is less than a target net tangible book value of approximately $12.2 million.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Other Matters (continued)

Revenue and pre-tax income (loss) for TechTeam Government Solutions, Inc. are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenue	$14,470	$19,713	$44,714	$60,557

Income (loss) before income taxes	$(9,420)	$1,538	$(9,766)	$5,934

Beginning in the fourth quarter of 2010, the historical financial results of TechTeam Government Solutions, Inc. will be presented as discontinued operations. The loss on the sale of TechTeam Government Solutions, Inc. is estimated to be $1.6 million, primarily for transaction costs to be incurred in the fourth quarter of 2010 related to the sale of TechTeam Government Solutions, Inc.

Notes Payable and Line of Credit

On October 5, 2010, the Company repaid $16.4 million the Credit Agreement with the net cash proceeds received in the sale of TechTeam Government Solutions. As of October 5, 2010, no amounts were outstanding under the Credit Agreement. The $16.4 million was included in the Current portion of long term debt on the Condensed Consolidated Balance Sheet as of September 30, 2010. All commitments including future loan issuance, letters of credit and other advances under the Credit Agreement were terminated at this time. TechTeam Global incurred no material early termination penalties associated with the foregoing.

The Credit Agreement permitted borrowings by TechTeam Global of up to $28.0 million. Borrowings under the Credit Agreement were secured by substantially all domestic assets of TechTeam Global and 65% of its interests in the majority of its foreign subsidiaries. The Credit Agreement was to terminate in accordance with its terms on May 31, 2012.

On October 5, 2010, in conjunction with the repayment of the Credit Agreement, the Company settled its interest rate swap agreement in full for $101,000. The interest rate swap was to mature on June 3, 2011. The liability associated with the interest rate swap was included in other current liabilities and other long-term liabilities on the consolidated balance sheet in the amounts of $125,000 and $0, respectively, at September 30, 2010.

Proposed Acquisition/Transaction with Stefanini International Holdings Ltd.

On November 2, 2010, the Company signed a definitive agreement that an affiliate of Stefanini International Holdings Ltd. (d/b/a Stefanini IT Solutions), a privately held global provider of onshore and nearshore IT consulting, integration and development, and outsourcing services, will merge with TechTeam Global.  The transaction will be accomplished through an all-cash tender offer and second-step merger, for a total value of approximately $93.4 million. The definitive agreement was fully supported by TechTeam Global’s Board of Directors and was the result of the Board of Directors and management’s evaluation of various strategic alternatives for the benefit of all stakeholders. The transactions contemplated by the definitive agreement were unanimously approved by the Boards of Directors of both companies.

Stefanini International Holdings Ltd., through a U.S. subsidiary, will make an offer to purchase all outstanding shares of TechTeam Global common stock for $8.35 per share. The tender offer is scheduled to commence within 10 business days of the signed definitive agreement and is expected to close during the fourth quarter of 2010. The tender offer is conditioned on the tender of a majority of the outstanding shares of TechTeam Global common stock on a fully-diluted basis and various other conditions, including customary regulatory approvals. The transaction is not conditioned on receipt of financing. Following completion of the tender offer, an affiliate of Stefanini International Holdings Ltd. intends to acquire the remaining outstanding shares of TechTeam common stock for $8.35 per share through a second-step merger. Further details can be found in filings with the U.S. Securities and Exchange Commission.

TECHTEAM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tender offer to purchase shares of TechTeam Global common stock referenced in this correspondence has not yet commenced, and this correspondence is neither an offer to purchase, nor a solicitation of an offer to sell, any securities. The tender offer to purchase shares of TechTeam Global common stock will be made only pursuant to a Tender Offer Statement on Schedule TO containing an offer to purchase, forms of letters of transmittal and other documents relating to the tender offer (the “Tender Offer Statement”), which Platinum Merger Sub, Inc. a wholly-owned subsidiary of Stefanini International Holdings Ltd, will file with the SEC and mail to TechTeam Global stockholders. At the time the tender offer is commenced, TechTeam Global will file a Solicitation / Recommendation Statement with respect to the tender offer (the “Recommendation Statement”). Security holders of TechTeam Global are advised to read the Tender Offer Statement and Recommendation Statement when they become available, because they will contain important information about the tender offer. Investors and security holders of TechTeam Global also are advised that they may obtain free copies of the Tender Offer Statement and other documents filed by Platinum Merger Sub, Inc. with the SEC (when these documents become available) and the Recommendation Statement and other documents filed by Stefanini International Holdings Ltd (when these documents become available) on the SEC’s website at http://www.sec.gov. In addition, free copies of the Tender Offer Statement and related materials may be downloaded (when these documents become available) from TechTeam Global’s website at: http://www.techteam.com/investors/sec-filings; and free copies of the Recommendation Statement and related materials may be obtained (when these documents become available) from TechTeam Global by written request to: TechTeam Global, Inc., Attn: Investor Relations, 27335 West 11 Mile Road, Southfield, Michigan 48033.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements  within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our expectations or beliefs concerning future events, including projections of revenue, gross margin, expenses, earnings or losses from operations, or other financial items; estimates of synergies; sufficiency of cash flows for future liquidity and capital resource needs; our plans, strategies, and objectives of management for future operations; developments or performance relating to our services; and future economic conditions or performance. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited to, the recent sale of Government Solutions, the continuing effects of the U.S. recession and global credit environment, other changes in general economic and industry conditions, the award or loss of significant client assignments, timing of contracts, recruiting and new business solicitation efforts, currency fluctuations, and other factors affecting the financial health of our clients. These and other risks are described in the Company’s most recent annual report on Form 10-K and subsequent reports filed with or furnished to the U.S. Securities and Exchange Commission. The forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

Overview
TechTeam Global, Inc. is a leading provider of IT outsourcing and business process outsourcing services to large and medium businesses. The Company's primary services include service desk, technical support, desk-side support, security administration, infrastructure management and related professional services. TechTeam also provides a number of specialized, value-added services in specific vertical markets. Through the end of the third quarter of 2010, our business consisted of two main components — our Commercial business and our Government business. Together, our IT Outsourcing Services segment, IT Consulting and Systems Integration segment and Other Services segment comprise our Commercial business. Until October 5, 2010, our Government Technology Services segment comprised our Government business.

Over the past two years, the TechTeam Board of Directors has actively explored the Company’s strategic alternatives.  During the evaluation process, the Board of Directors concluded that the Company consisted of two substantially unrelated, relatively independent and sub-scale businesses, the Commercial business and the Government business, which did not have significant synergies between them and that both required significant investment to succeed, grow and thrive. The Board concluded that the Company did not have the financial flexibility or capital resources to continue to adequately invest in both business segments and determined to engage in a process to explore alternatives to sell one or both businesses.

As the result of the above process, TechTeam Global, Inc. completed the sale of the Government business on October 5, 2010. The transaction was subject to certain escrows and adjustments as set forth in the definitive stock purchase agreement dated June 3, 2010 and as amended on September 14, 2010.  The Company used a portion of the net cash proceeds from the transaction to immediately pay off its debt under its existing credit facility. For more information on the sale, see Note 15.

The following consolidated financial data illustrates, on a pro forma basis, the effects of the sale of the Government business for the periods presented.  The unaudited pro forma consolidated balance sheet data gives effect to the sale and the payment in full of the credit facility as if it occurred on September 30, 2010. The unaudited pro forma income statement data gives effect to the sale as if it occurred on January 1 for each period presented.1

1 The unaudited pro forma data has been derived from, and should be read in conjunction with, the Company’s historical consolidated financial statements, including the notes thereto, in the Company’s annual report filed on Form 10-K for the year ended December 31, 2009 and the Company’s quarterly report filed on Form 10-Q for the quarter ended September 30, 2010.  The unaudited pro forma consolidated financial data are not necessarily indicative of the financial position or results of operation that would have been achieved had the Government business been sold on the dates indicated, or that may be expected to occur in the future as a result of the sale.  This abbreviated pro forma information presented below has been prepared in a manner consistent with the pro forma presentation set forth in the Company’s Current Report on Form 8-K dated October 5, 2010.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(In thousands)
Revenue	$92,088	$95,850
Gross profit	20,817	21,367
Selling, general and administrative expenses	21,959	20,814
Operating income (loss) before restructuring charge	(1,142)	553
Restructuring charge (credit), net	2,519	(756)
Operating income (loss)	(3,661)	1,309
Net interest expense and foreign currency loss	139	844
Income (loss) from continuing operations before income taxes	(3,800)	465
Income tax provision (benefit)	(1,315)	84
Net income (loss) from continuing operations	$(2,485)	$381

Current assets	$63,290
Long-term assets	$24,446
Current liabilities	$13,876
Long-term liabilities	$1,140
Equity	$72,720

For reference, the financial results in the above table include a number of special items, such as professional fee expenses.  Notably, for the nine months ended September 30, 2010, the above includes $3.8 million of professional fees primarily related to the sale of the Government Solutions business.

Contemporaneously with the sale process of the Government business, the Board continued its evaluation of the strategic alternatives for the Company’s remaining Commercial business. On November 2, 2010, the Company announced that it had signed a definitive agreement pursuant to which an affiliate of Stefanini International Holdings Ltd. (dba Stefanini IT Solutions), a privately held global provider of onshore and nearshore IT consulting, integration and development, and outsourcing services, will merge with the Company.

Specifically, the transaction will be accomplished through an all-cash tender offer and second-step merger, for a total value of approximately $93.4 million. Stefanini International Holdings Ltd., through a U.S. subsidiary, will make an offer to purchase all outstanding shares of the Company’s common stock for $8.35 per share. The tender offer price represents a 24.0% premium to the Company’s average closing stock price over the last three-month period ended November 1, 2010 and a 16.8% premium over the closing price of the Company’s common stock on November 1, 2010. The tender offer is currently expected to close during the fourth quarter of 2010. For more information regarding this matter, please see the Form 8-K filed on November 2, 2010 regarding this transaction.

The following discussion of the Company’s financial results from third quarter 2010 reflect: (a) a stable financial performance of the Commercial business; (b) the weakened financial performance of the Government business; (c) a goodwill impairment of the Government business in light of the weakened performance of the Government business as reflected in the lower purchase price for the business; (d) the significant expenses incurred by the Company in the sale process; and (e) the sale of TechTeam SQM, which has been accounted for as a discontinued operation, and therefore all results of operations for SQM have been removed from continuing operations in accordance with ASC 205-20, “Discontinued Operations” as of the beginning of the third quarter 2010 for all periods presented.

The tender offer to purchase shares of TechTeam Global common stock referenced in this correspondence has not yet commenced, and this correspondence is neither an offer to purchase, nor a solicitation of an offer to sell, any securities. The tender offer to purchase shares of TechTeam Global common stock will be made only pursuant to a Tender Offer Statement on Schedule TO containing an offer to purchase, forms of letters of transmittal and other documents relating to the tender offer (the “Tender Offer Statement”), which Platinum Merger Sub, Inc. a wholly-owned subsidiary of Stefanini International Holdings Ltd, will file with the SEC and mail to TechTeam Global stockholders. At the time the tender offer is commenced, TechTeam Global will file a Solicitation / Recommendation Statement with respect to the tender offer (the “Recommendation Statement”). Security holders of TechTeam Global are advised to read the Tender Offer Statement and Recommendation Statement when they become available, because they will contain important information about the tender offer. Investors and security holders of TechTeam Global also are advised that they may obtain free copies of the Tender Offer Statement and other documents filed by Platinum Merger Sub, Inc. with the SEC (when these documents become available) and the Recommendation Statement and other documents filed by Stefanini International Holdings Ltd (when these documents become available) on the SEC’s website at http://www.sec.gov. In addition, free copies of the Tender Offer Statement and related materials may be downloaded (when these documents become available) from TechTeam Global’s website at: http://www.techteam.com/investors/sec-filings; and free copies of the Recommendation Statement and related materials may be obtained (when these documents become available) from TechTeam Global by written request to: TechTeam Global, Inc., Attn: Investor Relations, 27335 West 11 Mile Road, Southfield, Michigan 48033.

Results of Operations
Quarter Ended September 30, 2010 Compared to September 30, 2009

Revenue

	Quarter Ended September 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except percentages)
Revenue
Commercial —
IT Outsourcing Services	$26,197	$25,407	$790	3.1%
IT Consulting and Systems Integration	3,066	2,557	509	19.9%
Other Services	2,419	2,637	(218)	(8.3)%
Total Commercial	31,682	30,601	1,081	3.5%
Government Technology Services	14,470	19,713	(5,243)	(26.6)%
Total revenue	$46,152	$50,314	$(4,162)	(8.3)%

Total Company revenue decreased $4.2 million, or 8.3%, to $46.2 million in the third quarter of 2010 from $50.3 million in the third quarter of 2009. The revenue decrease was driven primarily by the conclusion of customer contracts in Government Technology Services segments and an approximate $1.2 million negative impact of exchange rates on foreign revenue. This decrease was partially offset by new customer contracts and expansion with existing customers in the Americas and Europe. The foreign currency impact was calculated as if revenue generated in foreign currency was translated into U.S. dollars at the average exchange rates in effect during the third quarter of 2009. We are unable to predict the effect fluctuations in international currencies will have on revenue for the remainder of 2010, but given the uncertain market environment and the effect on the U.S. dollar, there could be significant revenue volatility.

IT Outsourcing Services

Revenue from IT Outsourcing Services increased $790,000, or 3.1%, to $26.2 million in the third quarter of 2010, from $25.4 million in the third quarter of 2009. The revenue increase was due to new customers and expansion with existing customers in Americas and Europe. The revenue increase was offset by the conclusion of customer contracts in Europe and the Americas, lower revenue from Ford and a negative impact of exchange rates on foreign currency revenue. The negative foreign currency impact approximated $1.0 million and was calculated as if IT Outsourcing revenue in foreign currency was translated into U.S. dollars at the average exchange rates in effect during the third quarter of 2009.

IT Outsourcing Services revenue generated from Ford globally decreased $1.6 million, or 25.0%, to $4.7 million in the third quarter of 2010 compared to $6.3 million in 2009. Revenue from Ford declined 4.1% in the Americas and 58.3% in Europe as a result of a decline in seats supported from a reduction in Ford’s workforce, the lower price in the contract renewal, the separation of Jaguar Land Rover from the Ford SPOC contract and the separation of Volvo Car Corporation from the global Ford IT programs, including the November 2009 SPOC contract. Please refer to our discussion of Ford in the “Significant Customers” section of MD&A.

IT Consulting and Systems Integration

Revenue from IT Consulting and Systems Integration increased $509,000, or 19.9%, to $3.1 million in the third quarter of 2010, from $2.6 million in 2009. Revenue increased due to an increase in project based work in the Americas with the Company’s hospitality business.

Government Technology Services

Revenue from Government Technology Services decreased $5.2 million, or 26.6%, to $14.5 million in the third quarter of 2010, from $19.7 million in 2009, primarily due to the conclusion of the Company’s ANG contract on September 30, 2009. The work performed under the ANG contract was in-sourced to be performed by the U.S. Federal Government employees. The Company continues to provide service to ANG as a subcontractor to Harris Corporation who was awarded the work under the expiring contract that was not in-sourced and added some other positions. Accordingly, the new contract will produce significantly less revenue and gross margin than the expiring contract. On October 5, 2010 the Company completed the sale of its TechTeam Government Solutions subsidiary. Please refer to Note 15 and our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.

Gross Profit and Gross Margin

	Quarter Ended September 30,
	2010		2009
	Amount	Gross Margin %	Amount	Gross Margin %	Increase (Decrease)	% Change
	(In thousands, except percentages)
Gross Profit
Commercial —
IT Outsourcing Services	$5,803	22.2%	$5,240	20.6%	$563	10.7%
IT Consulting and Systems Integration	660	21.5%	635	24.8%	25	3.9%
Other Services	611	25.3%	726	27.5%	(115)	(15.8)%
Total Commercial	7,074	22.3%	6,601	21.6%	473	7.2%
Government Technology Services	3,249	22.5%	5,188	26.3%	(1,939)	(37.4)%
Total gross profit	$10,323	22.4%	$11,789	23.4%	$(1,466)	(12.4)%

Gross profit decreased $1.5 million, or 12.4%, to $10.3 million in the third quarter of 2010 from $11.8 million in the third quarter of 2009. Gross margin decreased to 22.4% for third quarter 2010 from 23.4% for third quarter 2009. The decrease in gross profit and gross margin was primarily due to the loss of higher margin government business. This decrease was partially offset by improved operating efficiencies, the successful execution of the restructuring action announced and completed in the first quarter of 2010 and expansion with existing customers in the Company’s Commercial segment.

IT Outsourcing Services

Gross profit from IT Outsourcing Services increased 10.7% to $5.8 million in the third quarter of 2010, from $5.2 million in 2009, and gross margin increased to 22.2% from 20.6%. The increase in gross profit and gross margin was due to improved operating efficiencies, the successful execution of restructurings announced and completed in first quarter of 2010 and expansion with existing customers.

IT Consulting and Systems Integration

Gross profit from IT Consulting and Systems Integration increased 3.9% to $660,000 in the third quarter of 2010 from $635,000 in 2009, and gross margin decreased to 21.5% from 24.8% in 2009. Gross profit increased mainly due to more project based work in the Company’s hospitality business. Gross margin decreased due to less project based work in the Americas and Europe.

Government Technology Services

Gross profit from our Government Technology Services segment decreased 37.4% to $3.2 million in the third quarter of 2010 from $5.2 million in 2009. The decrease in gross profit was mainly due to lower revenue, primarily from the conclusion of the Company’s ANG contract on September 30, 2009. Gross margin also decreased during the third quarter of 2010 to 22.5% from 26.3% in 2009. The gross margin decrease was due to the loss of higher margin government business. On October 5, 2010, the Company completed the sale of its TechTeam Government Solutions subsidiary. Please refer to Note 15 and our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.

Geographic Market Discussion

	Quarter Ended September 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands)
Revenue
Commercial —
Americas	$17,764	$15,516	$2,248	14.5%
Europe	13,918	15,085	(1,167)	(7.7)%
Total Commercial	31,682	30,601	1,081	3.5%
Government	14,470	19,713	(5,243)	(26.6)%
Total revenue	$46,152	$50,314	$(4,162)	(8.3)%

Gross Margin
Commercial —
Americas	19.6%	20.0%
Europe	26.1%	23.0%
Total Commercial	22.3%	21.6%
Government	22.5%	26.3%
Total Gross Margin	22.4%	23.4%

Americas

Revenue generated in the Americas increased $2.2 million, or 14.5%, to $17.8 million in the third quarter of 2010, from $15.5 million in 2009. Revenue generated across all segments experienced an increase due to new customers and expansion with existing customers. This increase was partially offset by a decrease from a decline in revenue earned from Ford. Gross margin from the Americas decreased to 19.6% for the third quarter of 2010 from 20.0% in 2009 mainly due to a decrease in gross margin in the IT Consulting and Systems Integration segment due to a decrease in project based work with higher margin accounts.

Europe

Revenue generated in Europe decreased $1.2 million, or 7.7%, to $13.9 million in the third quarter of 2010 from $15.1 million in 2009, due to the conclusion of customer contracts in the IT Outsourcing segment and a negative impact of an approximate $1.2 million from exchange rates on revenue. This decrease was partially offset by an increase in revenue from expansion with existing customers. The foreign currency impact was calculated as if revenue in Europe in third quarter of 2010 were translated into U.S. dollars at the average exchange rates in effect during the third quarter of 2009. Despite a decrease in revenue, gross margin from Europe increased to 26.1% in the third quarter of 2010, from 23.0% in 2009, primarily due to improved operating efficiencies and the realization of restructuring actions taken in 2010.

Operating Expenses and Other

	Quarter Ended September 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general and administrative expense	$10,726	$9,807	$919	9.4%
Restructuring credit	$(75)	$(57)	$(18)	31.6%
Net interest expense	$(165)	$(310)	$145	(46.8)%
Foreign currency transaction (loss)	$(347)	$(70)	$(277)	NM %
Income tax provision (benefit)	$(1,004)	$526	$(1,530)	NM %

Selling, general, and administrative (“SG&A”) expense increased 9.4% to $10.7 million for the third quarter of 2010 from $9.8 million in 2009. The increase was mainly due to an increase of $1.3 million of professional fees related to the sale of the Company’s TechTeam Government Solutions subsidiary. This increase was partially offset by a reduction in amortization expense in 2010 from the write-down of certain intangible assets in 2009 and the realization of the restructuring actions taken in 2009 and 2010. SG&A expense as a percent of revenue increased to 23.2% in the third quarter of 2010, from 19.5% in 2009.

On March 29, 2010, the Company announced a restructuring plan to enhance the effectiveness of the Commercial businesses global management team and reduce expenses in line with current business conditions. The restructuring plan was approved by the Company’s Board of Directors on March 23, 2010. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded restructuring related reserves of $75,000 were reversed in the third quarter of 2010 primarily from the Company favorably amending lease facilities in order to eliminate its obligation to pay for leased space that was vacated and expensed as part of the 2010 and 2008 restructuring actions.

Net interest expense was $165,000 in the third quarter of 2010, compared to $310,000 in 2009, a result of lower average outstanding long-term debt, partially offset by lower interest income from lower average invested cash equivalents and lower interest rates.

For the three months ended September 30, 2010, the consolidated effective tax rate was 9.8%. The rate for the three months ended September 30, 2010 was lower than the statutory rate of 34.0% primarily due to a $9.4 million impairment charge taken in the third quarter of 2010 for which no tax benefit was recorded. Taking an impairment charge with no tax benefit has the effect of lowering the effective rate when expressed as a percent of a pretax loss.

For the three months ended September 30, 2009, the consolidated effective tax rate was 31.7%. This rate differs from statutory levels primarily because the reversal of the restructuring charge recorded in Belgium where there was no tax expense for the charge due to the availability of tax loss carry forwards which offset taxable income.  The effective tax rate excluding the reversal of restructuring charges was 32.9% which differs from the statutory tax rate of 34.0% primarily due to state income taxes, non-deductible expenses and foreign operating losses for which a tax benefit is not recorded.

Results of Operations
Nine Months Ended September 30, 2010 Compared to September 30, 2009

Revenue

	Nine Months Ended September 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except percentages)
Revenue
Commercial —
IT Outsourcing Services	$75,918	$78,258	$(2,340)	(3.0)%
IT Consulting and Systems Integration	8,538	9,319	(781)	(8.4)%
Other Services	7,632	8,273	(641)	(7.7)%
Total Commercial	92,088	95,850	(3,762)	(3.9)%
Government Technology Services	44,714	60,557	(15,843)	(26.2)%
Total revenue	$136,802	$156,407	$(19,605)	(12.5)%

Total Company revenue decreased $19.6 million, or 12.5%, to $136.8 million for the nine months ended September 30, 2010 from $156.4 million during the same period in 2009. The revenue decrease was across all segments and was driven primarily by the conclusion of customer contracts in the IT Outsourcing Services and Government Technology Services segments, a decrease in project based work due to the difficult economic environment and an approximate $730,000 negative impact of exchange rates on foreign revenue. This decrease was partially offset by expansion with existing customer and new contracts in the Americas and Europe. The foreign currency impact was calculated as if revenue generated in foreign currency was translated into U.S. dollars at the average exchange rates in effect during the first nine months of 2009. We are unable to predict the effect fluctuations in international currencies will have on revenue for the remainder of 2010, but given the uncertain market environment and the effect on the U.S. dollar, there could be noteworthy revenue volatility.

IT Outsourcing Services

Revenue from IT Outsourcing Services decreased $2.3 million, or 3.0%, to $75.9 million for the nine months ended September 30, 2010, from $78.3 million during the same period of 2009. The revenue decrease was primarily a result of the conclusion of customer contracts in Europe and the Americas, lower revenue from Ford and an approximate $600,000 negative impact of exchange rates on foreign revenue. This decrease was partially offset by an increase in revenue in the Americas and Europe from new customer contract and expansion with existing customers. The foreign currency impact was calculated as if IT Outsourcing Services revenue in Europe was translated into U.S. dollars at the average exchange rates in effect during the nine months of 2009.

IT Outsourcing Services revenue generated from Ford globally decreased $8.1 million, or 38.2%, to $13.0 million for the nine months ended September 30, 2010 compared to $21.1 million in 2009. Revenue from Ford declined 18.8% in the Americas and 66.3% in Europe as a result of a decline in seats supported from a reduction in Ford’s workforce, the lower price in the contract renewal, the separation of Jaguar Land Rover from the Ford SPOC contract and the separation of Volvo Car Corporation from the global Ford IT programs, including the November 2009 SPOC contract. Please refer to our discussion of Ford in the “Significant Customers” section of MD&A.

IT Consulting and Systems Integration

Revenue from IT Consulting and Systems Integration decreased $781,000, or 8.4%, to $8.5 million for the nine months ended September 30, 2010, from $9.3 million during the same period in 2009. Revenue decreased in the Americas primarily from a decrease in project based work in certain systems implementation and training projects.

Government Technology Services

Revenue from Government Technology Services decreased $15.8 million, or 26.2%, to $44.7 million during the nine months ended September 30, 2010, from $60.6 million for the same period in 2009, primarily due to the conclusion of the Company’s ANG contract on September 30, 2009. The work performed under the ANG contract was in-sourced to be performed by the U.S. Federal Government employees. The Company continues to provide service to ANG as a subcontractor to Harris Corporation who was awarded the work under the expiring contract that was not in-sourced and added some other positions. Accordingly, the new contract will produce significantly less revenue and gross margin than the expiring contract. On October 5, 2010, the Company completed the sale of its TechTeam Government Solutions subsidiary. Please refer to Note 15 and our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.

Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2010		2009
	Amount	Gross Margin %	Amount	Gross Margin %	Increase (Decrease)	% Change
	(In thousands, except percentages)
Gross Profit
Commercial —
IT Outsourcing Services	$17,316	22.8%	$17,113	21.9%	$203	1.2%
IT Consulting and Systems Integration	1,688	19.8%	2,082	22.3%	(394)	(18.9)%
Other Services	1,813	23.8%	2,172	26.3%	(359)	(16.5)%
Total Commercial	20,817	22.6%	21,367	22.3%	(550)	(2.6)%
Government Technology Services	10,007	22.4%	16,716	27.6%	(6,709)	(40.1)%
Total gross profit	$30,824	22.5%	$38,083	24.3%	$(7,259)	(19.1)%

Gross profit decreased $7.3 million, or 19.1%, to $30.8 million for the nine months ended September 30, 2010 from $38.1 million during the same period of 2009. Gross margin decreased to 22.5% for nine months ended September 30, 2010 from 24.3% for the same period of 2009. The decrease in gross profit and gross margin was primarily due to the loss of higher margin government business.

IT Outsourcing Services

Gross profit from IT Outsourcing Services increased 1.2% to $17.3 million for the nine months ended September 30, 2010, from $17.1 million in 2009, and gross margin increased to 22.8% from 21.9%. The increase in gross profit and gross margin was primarily due to improved operational efficiencies and from the successful execution of restructuring action announced and completed in the first quarter of 2010.

IT Consulting and Systems Integration

Gross profit from IT Consulting and Systems Integration decreased 18.9% to $1.7 million for the nine months ended September 30, 2010 from $2.1 million in 2009, and gross margin decreased to 19.8% from 22.3% in 2009. Gross profit and gross margin decreased mainly due to less project based work with higher margin accounts in the Company’s hospitality business and less project based work throughout the Company due to the difficult economic environment.

Government Technology Services

Gross profit from our Government Technology Services segment decreased 40.1% to $10.0 million for the nine months ended September 30, 2010 from $16.7 million in 2009. The decrease in gross profit was mainly due to lower revenue, primarily from the conclusion of the Company’s ANG contract on September 30, 2009. Gross margin also decreased during the nine months ended September 30, 2010 to 22.4% from 27.6% in 2009. The gross margin decrease was also primarily due to the loss of higher margin government business. On October 5, 2010, the Company completed the sale of its TechTeam Government Solutions subsidiary. Please refer to Note 15 and our discussion of the U.S. Federal Government in the “Significant Customers” section of MD&A.

Geographic Market Discussion

	Nine Months Ended September 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except percentages)
Revenue
Commercial
Americas	$50,765	$50,592	$173	0.3%
Europe	41,323	45,258	(3,935)	(8.7)%
Total Commercial	92,088	95,850	(3,762)	3.9%
Government	44,714	60,557	(15,843)	(26.2)%
Total revenue	$136,802	$156,407	$(19,605)	(12.5)%

Gross Margin
Commercial
Americas	20.2%	20.1%
Europe	25.9%	24.6%
Total Commercial	22.6%	22.3%
Government	22.4%	27.6%
Total Gross Margin	22.5%	24.3%

Americas

Revenue generated in the Americas increased $173,000, or 0.3%, to $50.8 million for the nine months ended September 30, 2010, from $50.6 million for the same period in 2009. Revenue from IT Outsourcing Services increased from new customer contracts and expansion with existing customers. This increase was offset by a decline in revenue earned from Ford. Revenue in IT Consulting and Systems Integration decreased mainly due to the loss of customer contracts and a decrease in project based work due to the difficult economic environment. The Other Services segment also experienced a decrease in revenue from technical staffing projects due primarily to less project based work. Gross margin from the Americas increased to 20.2% for nine months ended September 30, 2010 from 20.1% for the same period in 2009 primarily due to improved operating efficiencies and the realization of restructuring action taken in 2010.

Europe

Revenue generated in Europe decreased $3.9 million, or 8.7%, to $41.3 million for the nine months ended September 30, 2009 from $45.3 million for the same period in 2009 due to the conclusion of two customer contracts in the IT Outsourcing segment and an approximate $1.0 million negative impact from exchange rates on revenue. This decrease was partially offset by expansion with existing customers. The foreign currency impact was calculated as if revenue in Europe for the nine months ended September 30, 2010 were translated into U.S. dollars at the average exchange rates in effect for the same period in 2009. Gross margin from Europe increased to 25.9% for the nine months ended September 30, 2010, from 24.6% in 2009, primarily due to improved operating efficiencies and the realization of restructuring action taken in 2010.

Operating Expenses and Other

	Nine Months Ended September 30,		Increase	%
	2010	2009	(Decrease)	Change
	(In thousands, except percentages)
Operating Expenses and Other
Selling, general and administrative expense	$31,741	$30,823	$918	3.0%
Restructuring charge (credit)	$2,687	$(756)	$3,443	(455)%
Net interest expense	$(555)	$(897)	$342	(38.1)%
Foreign currency transaction loss	$(3)	$(720)	$717	(99.6)%
Income tax provision (benefit)	$(1,578)	$2,313	$(3,891)	(168)%

SG&A expense increased $918,000, or 3.0%, to $31.7 million for the nine months ended September 30, 2010 from $30.8 million for the nine months ended September 30, 2009. The increase was mainly due to approximately $3.8 million of professional fees related to the sale of the TechTeam Government Solutions subsidiary. The increase was offset partially by an increase of $700,000 in the Company’s allowance for doubtful accounts in the second quarter of 2009, a reduction in amortization expense in 2010 from the write-down of certain intangible assets in 2009 and the realization of the restructuring actions taken in 2009 and 2010. SG&A expense increased to 23.2% of total revenue for the nine months ended September 30, 2010, from 19.7% of total revenue in 2009 primarily to the decline in revenue and the increase in professional fees related to the sale of the Government Solutions subsidiary.

On March 29, 2010, the Company announced a restructuring plan to reduce certain redundant costs, eliminate excess capacity and support the Company's strategy to more tightly focus its business. The restructuring plan was approved by the Company’s Board of Directors on March 23, 2010. The initial 2010 pre-tax restructuring charge amounted to $2,747,000, and was primarily related to separation costs for approximately 30 employees and reductions in excess leased facility capacity around the world. The Company reversed $118,000 of the initial charge in the third quarter of 2010 from a change in the estimated amounts to terminate facility leases which lowered the expected exit costs. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. The total amount related to the 2010 pre-tax restructuring charge post adjustment was $2,629,000.

In 2008, the Company announced corporate-wide organizational realignment and restructuring actions to improve operating efficiency, achieve greater global consistency and drive improved financial performance.  The 2008 pre-tax restructuring charges amounted to $5.7 million and were primarily related to separation costs for approximately 80 employees and reductions in excess leased facility capacity. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded restructuring related reserves of $756,000 were reversed in the nine months ended September 30, 2009 primarily from the Company favorably amending a lease for facilities in Europe to eliminate its obligation to pay for leased space that was vacated and expensed as part of the 2008 restructuring.

Net interest expense was $555,000 for the nine months ended September 30, 2010, compared to $897,000 in 2009, a result of lower average outstanding long-term, partially debt offset by lower interest income from lower average invested cash equivalents and lower interest rates.

For the nine months ended September 30, 2010, the consolidated effective tax rate was 11.6%. The rate for the nine months ended September 30, 2010 was lower than the statutory rate of 34.0% primarily due to a $9.4 million impairment charge taken in the third quarter of 2010 for which no tax benefit was recorded. Taking an impairment charge with no tax benefit has the effect of lowering the effective rate when expressed as a percent of a pretax loss.

For the nine months ended September 30, 2009, the consolidated effective tax rate was 36.1%. This rate differs from statutory levels primarily because the reversal of the restructuring charge was recorded in Belgium where there was no tax expense for the charge due to the substantial tax loss carry forwards from historical net operating losses.  Excluding restructuring charges, the effective tax rate for the nine months ended September 30, 2009 was 41.0%.  The effective tax rate excluding the restructuring charges differs from the statutory tax rate of 34.0% primarily due to state income taxes, foreign operating losses for which a tax benefit is not recorded and non-deductible expenses.

Significant Customers

We conduct business under multiple contracts with various entities within the Ford organization and with various agencies and departments of the U.S. Federal Government. For the quarters ended September 30, 2010 and 2009, Ford accounted for 12.3% and 14.5%, respectively, of the Company’s total revenue, and the U.S. Federal Government accounted for 26.7% and 33.2%, respectively of the Company’s total revenue. For the nine months ended September 30, 2010 and 2009, Ford accounted for 11.7% and 15.0%, respectively, of the Company’s total revenue, and the U.S. Federal Government accounted for 28.2% and 34.1%, respectively, of the Company’s total revenue. For the three months ended September 30, 2010 and 2009, respectively, 12.4% and 19.9% of the Company’s total revenue was derived from agencies within the U.S. Department of Defense, in the aggregate. For the nine months ended September 30, 2010 and 2009, respectively, 13.4% and 20.3% of our total revenue was derived from agencies within the U.S. Department of Defense, in the aggregate.

Ford Motor Company

Our business with Ford consists of service desk and desk side services, technical staffing, and network management. Revenue generated through our business with Ford decreased to $16.0 million in the first nine months of 2010 from $23.5 million in the first nine months of 2009. The decline in revenue is attributable to a number of factors, including: (a) seat count and volume declines within the Ford environment; (b) the effects of the entry into the three-year renewal of the Global Single Point of Contact ("SPOC") contract, which resulted in a change of the service delivery and pricing model as discussed below; (c) the divestiture of Jaguar Land Rover (“JLR”) from the Ford family of companies (we continue to provide services to JLR under a direct contract); (d) the termination of the Company’s contract with Dell, Inc. under which the Company provided systems integration services to Ford as a subcontractor to Dell; and (e) the separation of Volvo Car Corporation from the global Ford IT programs, including the SPOC contract on November 1, 2009.

On December 23, 2008, the Company executed a new SPOC contract, under which TechTeam provides support services to Ford's information technology infrastructure. Under the SPOC contract, TechTeam provides service desk, deskside support, service management, infrastructure management, and identity and access management services to Ford in North America, Western Europe, Asia and Latin America. The contract renewal provides for a significant change in the service delivery model. These changes include the transition and centralization of service for English speaking Ford personnel to our operations in the Philippines, the transition of service for German speaking Ford personnel to Romania, and an enhanced centralized remote deskside support management function. This transition was completed in 2009.

Under the existing SPOC contract, we provide these infrastructure support services under specific service level metrics, and we invoice Ford based upon the number of seats we support. The number of seats supported is determined bi-annually on February 1 and August 1 of each year. If certain contractual conditions are met, Ford and TechTeam have the right during each six month period to request one out-of-cycle seat adjustment. We do not believe the revenue decline will continue in 2010, as we have expanded the SPOC program into Latin America in 2010 and believe that we are well-positioned to expand into Latin America, Canada and Asia during 2010.

U.S. Federal Government

We conduct business under multiple contracts with various agencies and departments of the U.S. Federal Government. Revenue generated through our business with the U.S. Federal Government decreased to $38.6 million in the first nine months of 2010, from $53.4 million in 2009.

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

On October 5, 2010, the Company completed the sale of its TechTeam Government Solutions Subsidiary. Please see Note 15 - Other Matters for further information regarding the sale.

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

Liquidity and Capital Resources

Cash and cash equivalents were $19.0 million at September 30, 2010, as compared to $15.0 million at December 31, 2009. Cash and cash equivalents increased $4.0 million in the first nine months of 2010 mainly as a result of $4.2 million in net cash provided by operating activities, an increase of $1.3 million in cash from the issuance of long-term debt and $935,000 from the sale of TechTeam SQM. This increase was partially offset by $1.5 million in cash used for capital expenditures.

Net cash from operating activities for the first nine months of 2010 provided cash of $4.2 million compared to $17.0 million in the first nine months of 2009. Net cash provided from operations for the first nine months of 2010 was primarily due to a net loss of $10.9 million, adjusted for non-cash impairment charges of $9.4 million, depreciation/amortization expense of $4.1 million and non-cash stock based compensation expense of $1.7 million. Net changes in operating assets and liabilities of $390,000 also contributed to cash provided by operating activities. The net changes in operating assets and liabilities as of September 30, 2010 were primarily related to a decrease in accounts receivable principally driven by lower revenue and better collections. This was partially offset by an increase in prepaid accounts and a decrease in accrued taxes due to timing of payments. The cash generated from these operating cash flow improvements was primarily used to pay down debt.

Cash provided by operations for the first nine months of 2009 was primarily due to net income of $3.8 million, adjusted for net changes in operating assets and liabilities of $5.5 million, depreciation/amortization expense and non-cash stock based compensation expense of $4.7 million and $1.5 million, respectively. The net changes in operating assets and liabilities as of September 30, 2009 were primarily related to a decrease in accounts receivable of $9.6 million due to increased collection efforts. This decrease was partially offset by a decrease in accrued expenses of $3.5 million due to a $1.5 million decrease in accrued restructuring and due to the timing of payments.

Net cash used in investing activities was $1.0 million and $1.6 million for the first nine months of 2010 and 2009, respectively. Net cash used in investing activities during the first nine months of 2010 was primarily from the purchase equipment and software and to make payments to the selling shareholders of prior acquisitions for achieving financial performance targets. This use was partially offset by cash generated from the sale of TechTeam SQM on August 31, 2010. Net cash used in investing activities during the first nine months of 2009 was to purchase equipment and software and to make payments to the selling shareholders of prior acquisitions for achieving financial performance targets. Capital expenditures were $1.5 million and $1.2 million respectively, for the first nine months of 2010 and 2009.

Net cash provided by financing activities was $1.1 million for the first nine months of 2010. Net cash used in financing activities was $16.1 million for the first nine months of 2009. Net cash provided by financing activities for the first nine months of 2010 was mainly due to issuance of debt. Net cash used in financing activities for the first nine months of 2009 was primarily due to a higher pay down of debt.

Long-term cash requirements, other than for normal operating expenses, are anticipated for continued global expansion, enhancements of existing technologies, possible repurchases of our common stock and the possible acquisition of businesses complementary to our existing businesses. On October 5, 2010, the Company completed the sale of its TechTeam Government Solutions subsidiary for $43.0 million subject to a net tangible book value adjustment currently estimated at $2.5 million. The $43.0 million purchase price consists of approximately $31.6 million received in cash at closing and approximately $11.4 million that was placed in escrow, each subject to such adjustments and other conditions set forth in the Stock Purchase Agreement. The Company used $16.4 million of the proceeds from the sale to completely pay off the debt facility. As of October 5, 2010, no amounts were outstanding under the Credit Agreement. The $16.4 million was included in the Current portion of long term debt on the Condensed Consolidated Balance Sheet as of September 30, 2010. All commitments including future loan issuance, letters of credit and other advances under the Credit Agreement were terminated at this time. Please see Note 15 - Other Matters for further information. In light of the Company’s cash flow and the subsequent pay down of the debt facility, we believe that cash flows from operations, together with existing cash balances will continue to be sufficient to meet our ongoing operational requirements for the next twelve months and foreseeable future. We have historically not paid dividends, and were restricted from doing so under our Credit Agreement. Market conditions may limit our sources of funds available, and the terms of such financings for these activities to the extent financing is desirable or necessary.

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

In accordance with Exchange Act Rule 13a-15(b), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of September 30, 2010, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The announcement and pendency of our agreement to be acquired by Stefanini International Holdings Ltd could adversely affect our business, financial results and operations.

As a result of the execution of the Agreement and Plan of Merger (“Agreement”) with Stefanini International Holdings, Ltd. (“Stefanini”), employees of the Company may become concerned about the future of the business and seek other employment. Also, as a result of our execution of the Agreement and the announcement of the tender offer, third parties may be unwilling to enter into material agreements with us. New or existing customers may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers may perceive that such new relationships are likely to be more stable. If we fail to complete the merger proposed in the Agreement (“Merger”), the failure to maintain existing business relationships or enter into new ones could adversely affect our business, results of operations and financial condition.

If the proposed Merger, or a similar transaction, is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. We will also have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.  In addition, if the Merger is not consummated, we may not be able to develop and implement a strategy for the future growth and development of the Company’s business that would generate a return similar to or better than the return which would be generated by the Merger.

There is no assurance that the Merger will be completed.

We cannot assure you that the proposed Merger will be consummated in the expected time frame or at all. The consummation of the Merger is subject to the satisfaction or waiver of a number of conditions, including, among others, the tendering by the Company’s stockholders of over 50% of the outstanding shares of the Company’s common stock. In addition, Stefanini may terminate the Agreement if there is a material adverse effect on the business as defined in the Agreement.

The Agreement imposes restrictions on our ability to operate the Company, which may delay or prevent us from undertaking business opportunities that may be beneficial to the Company, pending completion of the Merger.

The Agreement contains restrictions on our ability to operate the Company prior to the closing. These restrictions could harm us by, among other things, prohibiting, limiting or restricting our ability to take advantage of mergers, acquisitions and other corporate opportunities or to take certain actions that management may deem to be necessary or desirable to operate or grow the Company or to increase its profitability.

If sufficient stockholders fail to tender their shares in response to the tender offer, we may not receive an offer from another potential acquirer of the Company on satisfactory terms or at all.

If sufficient stockholders fail to tender their shares in response to the tender offer and the Agreement is subsequently terminated, we may decide to seek another strategic transaction with respect to the Company. However, we may not be able to find a potential acquirer of the Company willing to pay an equivalent or more attractive price than that which would be paid pursuant to the tender offer, and in fact any purchase price that we do find may be less.

We are not permitted to terminate the Agreement except in limited circumstances, and we may be required to pay a substantial termination fee to Stefanini if the Agreement is terminated.

The Agreement does not generally allow us to terminate it, except in certain limited circumstances. If the Agreement is terminated under certain circumstances for specified reasons, we would be obligated to pay a termination fee of $2,800,000.

The tender offer to purchase shares of TechTeam Global common stock referenced in this correspondence has not yet commenced, and this correspondence is neither an offer to purchase, nor a solicitation of an offer to sell, any securities. The tender offer to purchase shares of TechTeam Global common stock will be made only pursuant to a Tender Offer Statement on Schedule TO containing an offer to purchase, forms of letters of transmittal and other documents relating to the tender offer (the “Tender Offer Statement”), which Platinum Merger Sub, Inc. a wholly-owned subsidiary of Stefanini International Holdings Ltd, will file with the SEC and mail to TechTeam Global stockholders. At the time the tender offer is commenced, TechTeam Global will file a Solicitation / Recommendation Statement with respect to the tender offer (the “Recommendation Statement”). Security holders of TechTeam Global are advised to read the Tender Offer Statement and Recommendation Statement when they become available, because they will contain important information about the tender offer. Investors and security holders of TechTeam Global also are advised that they may obtain free copies of the Tender Offer Statement and other documents filed by Platinum Merger Sub, Inc. with the SEC (when these documents become available) and the Recommendation Statement and other documents filed by Stefanini International Holdings Ltd (when these documents become available) on the SEC’s website at http://www.sec.gov. In addition, free copies of the Tender Offer Statement and related materials may be downloaded (when these documents become available) from TechTeam Global’s website at: http://www.techteam.com/investors/sec-filings; and free copies of the Recommendation Statement and related materials may be obtained (when these documents become available) from TechTeam Global by written request to: TechTeam Global, Inc., Attn: Investor Relations, 27335 West 11 Mile Road, Southfield, Michigan 48033.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities of the Company during the three months ended September 30, 2010.

On October 30, 2008, the Board of Directors authorized a stock repurchase program. Under the program, the Company was authorized to repurchase up to one million shares of its common stock as the Company deems appropriate. The Company is limited under its current credit agreement with an annual limitation of $3.0 million per year on the repurchase of its common stock. The stock repurchase program expires on December 31, 2011. The Company did not repurchase any shares in the quarter ending September 30, 2010. The maximum number of shares that may yet be purchased under the program is 987,742.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Principal Executive Officer - Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Executive Officer - Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TechTeam Global, Inc.
(Registrant)

Date: November 9, 2010	By:	/s/ Gary J. Cotshott	Gary J. Cotshott
President and Chief Executive
Officer (Principal Executive
Officer)

	By:	/s/ Margaret M. Loebl	Margaret M. Loebl
Corporate Vice President, Chief
Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)